Form 10-K
period 1996-06-30
CIBER INC
filed 1996-09-27
CIK 918581

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996.

                         Commission File Number 0-23488

                                   CIBER, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 38-2046833
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

            5251 DTC PARKWAY, SUITE 1400, ENGLEWOOD, COLORADO  80111
               (Address of principal executive offices)     (Zip Code)

                                 (303) 220-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK $0.01 PAR VALUE
                                 Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   /X/ Yes   / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of September 3, 1996 was $294,789,908 based upon the closing price of $27.50 per share as reported on the Nasdaq National Market for that date.

     As of September 3, 1996, there were 17,833,189 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   CIBER, INC.
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                            PAGE
PART 1                                                                      ----
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . 7
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 7
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . 7

PART II
     Item 5.   Market for the Company's Common Stock and Related Shareholder
               Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . 8
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . 9
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . . .13
     Item 9.   Changes in and Disagreements with Independent Auditors
               on Accounting and Financial Disclosure  . . . . . . . . . . . .29

PART III
     Item 10.  Directors and Executive Officers. . . . . . . . . . . . . . . .29
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .30
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.30
     Item 13.  Certain Relationships and Related Transactions. . . . . . . . .30

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .31
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

                                     PART I



ITEM 1.  BUSINESS

GENERAL

CIBER, Inc. and subsidiaries ("CIBER" or the "Company") is a nationwide provider of information technology consulting services. The Company offers services to its clients in three principal areas: information technology services, package software implementation services and millennium date conversion services. The CIBER Information Services ("CIS") division provides application software staff supplementation, system life-cycle project responsibility and other computer-related professional services. CIS historically represented the core of the Company's business. Package software implementation services are provided by the Company's wholly-owned subsidiary, Business Information Technology, Inc. ("BIT") which assists clients in understanding and implementing new human resource and financial application software for client/server systems. A substantial portion of BIT's revenues are derived from assisting clients implementing PeopleSoft, Inc. ("PeopleSoft") software. The Company's CIBR2000 division offers services to help clients correct computer systems for the year 2000 date change.

Subsequent to the Company's June 30, 1996 fiscal year end, the Company completed two business combinations in the management consulting arena. Effective September 3, 1996, Spectrum Technology Group, Inc. ("Spectrum") merged with CIBER and simultaneously took responsibility for CIBER's July 1996 acquisition of the Business Systems Development division of DataFocus, Inc. These operations, which are presently operating at an approximate annual revenue rate of $23.5 million, will focus on more strategic information systems consulting.

The Company currently services its clients through a nationwide network of 35 branch offices in 21 states, plus offices in Toronto, Canada and Sydney, Australia. The Company employs approximately 2,300 employees, approximately 2,000 of whom are billable consultants trained in operating systems, standard and state-of-the-art programming languages, applications software design techniques and certain widely-used software packages. These services are generally provided on-site to large commercial clients with substantial data processing operations, but may be provided off-site as well.

The Company began operations in 1974 to assist companies in need of computer programming support. In the mid-1980s, the Company initiated a growth strategy that included expanding its range of computer-related services, developing a professional sales force and selectively acquiring established companies. Since fiscal 1992, the Company's revenues have increased from $51.3 million to $156.9 million in fiscal 1996, a compound annual growth rate of 32%. Additionally, net income increased from $957,000 in fiscal 1992 to $8.1 million in fiscal 1996, a compound annual growth rate of 71%.

BUSINESS STRATEGY

The Company's strategic objective is to expand its business by continuing to build long-term relationships with major clients based on high-quality information technology services tailored to meet client needs and strategies. The Company's traditional time and material application software programming services are evolving to include a comprehensive array of management consulting software system design, development, integration, implementation and project management services. The Company's strategy includes the following key elements:


- - BUILD STRONG CLIENT RELATIONSHIPS. The Company is committed to providing quality custom software application and development services that meet the demands of large companies with substantial data processing operations. Management believes the Company's emphasis on building long-term relationships with major clients has been a primary reason for the Company's success. Most of the Company's largest clients have been significant clients for many years. For example, the Company's largest and second largest clients, accounting for approximately 10% and 7%, respectively of fiscal 1996 revenues, have been clients for over 12 and 10 years, respectively. The Company focuses significant resources on qualifying to remain on its clients' vendor lists and, over the past five years, has regularly qualified as an approved vendor for more than two dozen Fortune 500 companies.

- - GROW THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION. The Company intends to expand by acquiring companies that provide consulting services not yet offered by the Company, have strategic client relationships or are located in attractive geographic locations. The Company also intends to expand the operations of existing branch offices primarily by providing incremental information technology services to existing clients. The Company may also start new branches in attractive markets with its own personnel.

- - EXPAND INTEGRATION AND IMPLEMENTATION SERVICES. The Company's concentrated effort on providing time and material programming services is expanding to include the implementation of clients' long-term information technology strategies, from design and development of their information systems, through testing and implementation, to migration from mainframe to client/server architectures, as well as package software project implementation. As a result of these efforts, the Company is taking greater responsibility for projects and providing greater value-added services to its clients. This expansion of focus, combined with the Company's high quality controls, processes, methodologies, tools and templates, will help position the Company as a full-service provider for its existing and new clients' information technology and application needs.

- - FOCUS ON QUALITY SERVICE. The Company seeks to be a leader in providing quality services and processes to its clients. The Company's corporate and CIS operations have received ISO 9002 certification, an international standard for consistency in operating procedures. The Company believes that it is currently the sole provider of computer-related services with ISO 9002 certification on a national basis. Many of the Company's clients are expected to require this certification in the next several years. ISO 9002 certification has enhanced the Company's ability (i) to achieve preferred supplier status from larger companies, (ii) to satisfy current and prospective clients who insist on a documented quality assurance system and (iii) to improve its operations by facilitating cost controls and other efficiencies on a continuing basis. The CIS and CIBR2000 divisions have also qualified for ISO 9001 certification, which certification relates to project development activities. The CIS division has also achieved Ford Motor Company "Q-1" status.

SERVICES

CIBER INFORMATION SERVICES. The CIS division supports the life cycle of computer systems, from strategy and design to development and implementation and, finally, to maintenance and support. Approximately 82% of the Company's fiscal 1996 revenues were derived from the CIS division. Although revenues of this division are expected to increase, the Company believes that the CIS percentage of total CIBER revenues may decrease in the future. The Company's technical staff performs a wide variety of tasks to identify, analyze and solve clients' data processing and computing problems. Generally, these services are provided on-site to clients with current personnel who do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks of short duration to large, complex tasks that require a large number of consultants for a year or longer. Examples of larger tasks include developing new systems and maintaining mature mainframe systems that cannot be quickly replaced. Typically, the Company's professional staff augments and becomes part of the clients' software development team on a specific application or project.

BUSINESS INFORMATION TECHNOLOGY, INC. Package software implementation services provided by BIT accounted for approximately 18% of the Company's revenues in fiscal 1996. BIT assists clients in implementing package application software on client/server systems. Clients seeking these services are generally businesses that are migrating from the mainframe to, or that are developing or implementing, client/server architectures. Approximately 16% of the Company's fiscal 1996 revenues were generated from clients implementing PeopleSoft software. The Company believes that as package software companies such as PeopleSoft continue to enhance the functionality and performance of their products and such products become more widely used, package software implementation services will present an increasing opportunity for the Company. The Company anticipates either seeking alliances with other package software firms or possibly acquiring businesses that act as implementation partners to various package software companies in order to expand its package software implementation activities.

CIBR2000. In April 1996, the CIBR2000 division was launched to provide millennium date conversion services to help clients fix customized computer programs that can only correctly calculate time up to December 31, 1999. CIBR2000 solutions include impact assessment, solution plan development, corrections implementation, and validation/testing.

SPECTRUM TECHNOLOGY GROUP INC. Spectrum was formed in 1979 and merged with CIBER in September 1996. Spectrum focuses its services on executive management level, strategic systems solutions to business problems, including data modeling, data warehousing and enterprise architecture. Spectrum also develops systems on a project basis and is responsible for the Company's Microsoft technology based consulting group known as Spectrum's New Technology Practice.

BUSINESS COMBINATIONS

The Company has expanded its geographic breadth, diversified its technical expertise, expanded its client base and achieved other competitive advantages through business combinations. Following each merger or acquisition, the Company seeks to add value to the operations acquired by providing the Company's office information systems, national recruiting support and ISO 9002 processes to its new branches. Given the highly fragmented nature of the information technology services industry, the Company intends to pursue business combinations as part of its growth and operating strategy. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate personnel and to retain clients of acquired firms.

Acquired branches have accounted for approximately 50% of the Company's employee growth over the past five years. In reviewing potential business combinations, the Company focuses on the target company's geographic area, client base, reputation in specific software services, acquisition availability, cost, anticipated financial performance, sales, management and recruiting personnel and potential client demand, among other factors.

Since July 1, 1993, the Company has completed the following business combinations:

                                                                               TOTAL       CONSULTANTS AT
DATE                       NAME                   MAIN OFFICE              CONSIDERATION     ACQUISITION
- ----                       ----                   -----------              -------------   --------------
June 1994          C.P.U., Inc.               Rochester, New York          $10,100,000(1)        190

January 1995       Interface Systems,         Holmdel, New Jersey          $ 3,350,000(2)         48
                    Inc.

May 1995           Spencer & Spencer          St. Louis, Missouri          $ 5,330,000(3)        141
                    Systems, Inc. ("SSSI")

June 1995          Business Information       Concord, California          $10,319,500(4)        125
                    Technology, Inc.

September 1995     Broadway & Seymour,        Rochester, Minnesota         $   980,000            45
                    Inc. (5)

March 1996         OASYS, Inc.                Columbus, Ohio               $   769,000            14

May 1996           Practical Business         Boston, Massachusetts        $12,890,250(6)        150
                    Solutions, Inc.
                    ("PBSI")

July 1996          DataFocus, Inc. (7)        Fairfax, Virginia            $ 5,000,000            45

September 1996     Spectrum Technology        Somerville, New Jersey       $16,550,000(8)        110
                    Group, Inc.

(1) The purchase price excludes balance sheet net assets acquired of $2.3 million.

(2) In addition, if the operations acquired achieve certain levels of income, the Company will be required to pay additional consideration in the form of Common Stock annually through December 31, 1997.

(3) The consideration was paid by issuance of 624,284 shares of Common Stock and an option to purchase 134,268 shares of Common Stock at an exercise price of $0.005 per share.

(4) The consideration was paid by issuance of 1,400,512 shares of Common Stock.

(5) The Company acquired only one branch office of this company.

(6) The consideration was paid by the issuance of 959,035 shares of Common Stock and options to purchase 72,185 shares of Common Stock at an exercise price of $.01 per share.

(7) The Company acquired only the Business Systems Development division of this Company.

(8) Total consideration was paid by the issuance of 853,116 shares of Common Stock.

The business combinations with SSSI, BIT, PBSI and Spectrum are each accounted for as a pooling of interests, while the other business combinations are accounted for as purchases. See Management's Discussion and Analysis of Financial Condition and Results Operations for additional information.

CLIENTS

The Company focuses its client marketing efforts on large companies with substantial needs for supplemental programmer staffing, package software implementation and systems integration services and other computer-related professional services. Such clients afford the Company opportunities to develop long-term relationships based on the high-quality, consistent services the Company has provided for more than 20 years. Although most consultant assignments are from three to 12 months, many of the Company's client relationships have continued for up to 22 years.

The ability to serve large clients in diverse industries demonstrates the Company's adaptability to a wide variety of client environments. Whether clients are in the services or manufacturing sector, the Company recruits and provides consultants having skills matching the requirements of each client's project. The Company routinely satisfies the diverse information technology needs of clients in a wide variety of industries.

Since approximately 1990, larger clients have started to limit the number of information technology vendors they use. In order to achieve the reduction in the number of vendors used, companies often review and screen both existing and potential vendors and generate select lists of approved vendors. The factors considered for placement of a company on a vendor list include geographic and technical breadth of operations, quality assurance programs, reliability and cost effectiveness. The Company believes consolidation of clients' vendor lists will lead to increased consolidation in the industry so that only the larger, national firms will be serious contenders for the fewer available positions on key client vendor lists.

Certain customers account for a significant portion of the Company's revenues. One of the Company's clients, AT&T, accounted for 10% of total revenues for the year ended June 30, 1996. In addition, the Company's five largest clients accounted for 25%, 23% and 28% of the Company's total revenues for the years ended June 30, 1994, 1995 and 1996, respectively.
Some of the Company's significant clients include: American Express Company, AT&T, Ford Motor Company, IBM, MCI Telecommunications Corp., Mellon Bank, Monsanto Corp., U S West Communications, Inc. and Xerox Corporation; each of which has been a client for 10 years or longer.

The Company normally offers professional services through agreements which specify that services are rendered on a best efforts basis, that the Company makes no express or implied warranties and that the client must continue to pay all charges incurred prior to the termination of the agreement. Because services are typically rendered on an as required basis, the Company does not consider the backlog of unfinished assignments significant in understanding its business. The typical client contract term is one to three years and there can be no assurance that a client will renew its contract when it terminates. The Company's contracts are generally cancelable by the client at any time and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of the Company's business relationship with any of its significant clients could have a material adverse effect on the Company's operating results.

Through BIT, the Company has a significant relationship with PeopleSoft, both as a client and as an implementation partner. In fiscal 1996, 16% of the Company's total revenues was derived from clients who purchased implementation services for their PeopleSoft software and 1% of the Company's revenues was derived from PeopleSoft as a client. In the event PeopleSoft products become obsolete or non-competitive, or if BIT should lose its "implementation partner" status with PeopleSoft, the Company would suffer a material adverse effect.

The Company generally prices its services to clients on a time and materials basis and maintains price ranges which reflect technical skills and experience levels of the Company's consultants. The Company has provided and intends to continue to provide increased project services to its clients. Projects are distinguishable from the Company's core business of time and material consulting by the level of responsibility assumed by the Company. In a typical project, the Company independently develops a program or maintains a system, whereas, in the Company's principal business, the Company's clients generally maintain responsibility for the overall task. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, because the Company may undertake projects on a fixed price basis and guarantee performance based upon defined operating specifications, cost overruns, unsatisfactory performance or unanticipated difficulties in such projects could have a material adverse effect on the Company's results of operations.

CIBR2000 is a new division formed to support an anticipated significant demand for assistance with clients solving millennium date change (Year 2000) issues in their computer systems. Failure to obtain market share and potential errors in solutions are risks to the Company.

SALES FORCE

The Company believes that its established reputation and experienced sales representatives and consultants provide it with competitive advantages. The Company uses these strengths to obtain repeat business and to reassign consultants from one task to another based on successful completion of prior assignments.

The Company maintains a sales force of approximately 100 employees located at the branch offices and markets to its clients' chief information officers, information systems managers, other users of programmers and purchasing/buying groups. The purchasing departments of the Company's largest CIS division clients commonly select a limited list of preferred vendors. Once on the vendor list, the Company's sales representatives are eligible to work directly with managers of projects or application systems seeking consulting assistance. New client contacts are generated through a variety of methods, including client referrals, personal sales calls, direct mailings to targeted clients and telemarketing.

BRANCH OFFICES

The Company's branch office network is integral to its business strategy. Through the branch office network, the Company can (i) offer a broad range of consulting services on a local basis, (ii) respond to changing market demands for information technology services through a variety of contacts in many industries and geographic areas and (iii) maintain a quality professional staff because of its nationwide reputation and its training programs. Additionally, the branches can market their services as being provided by a company with a national presence and a long history in the information technology services business.

The Company established its branch office network through the internal start-up and staffing of branch offices in new geographic locations and through the acquisition of information technology services companies, their professional staffs and client relationships. The Company's domestic branch office network currently consists of 35 offices in 21 states. Additionally, the Company has branch offices in Toronto, Canada and Sydney, Australia. The number of consultants working out of any office ranges from as few as 5 to over 150. The average is approximately 55 consultants per branch office.

The Company believes its operating procedures and financial controls are two of its primary strengths. Each operation prepares an annual business plan including monthly projections for the ensuing fiscal year. Results are tracked monthly to compare actual performance to projected results. The Company has centralized accounting and cash management functions to help ensure integrity of data and control of information flow. Operating data is available on a weekly basis. The Company believes that these practices enhance results from acquired businesses as well.

EMPLOYEES

On June 30, 1996, the Company had approximately 2,100 full-time employees, including approximately 300 personnel in administrative positions and approximately 1,800 billable consultants. Administrative personnel are principally branch managers, sales representatives, recruiters and administrative assistants in the Company's branches. None of the Company's employees are subject to a collective bargaining arrangement. The Company has entered into employment agreements with its executive officers. The Company believes its relations with its employees are good.

CONSULTANT RECRUITMENT

The Company's future success will depend in part on its ability to hire adequately trained personnel who address the increasingly sophisticated needs of its clients. The Company's on-going consultant needs arise from (i) increasing demand for the Company's services, (ii) turnover, which is generally high in the industry, and (iii) the clients' requests for programmers trained in the newest software technologies. Few of the Company's employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and the Company has had and expects to continue to have difficulty in attracting and retaining an optimal level of qualified personnel. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as a working knowledge of certain sophisticated software, is intense. Because of this, the recruitment of the Company's skilled consultant group is a critical element in the Company's success. The Company devotes significant resources to meeting its personnel requirements. The Company has approximately 80 full-time recruiters in its branches and approximately 20 in its National Recruiting Group. The branches' recruiters work directly with branch sales representatives to fill client requests for consultants. The National Recruiting Group maintains a national, proprietary database of relocatable and harder to find consultants (due to unique or specialized skill sets), augments local recruiting, advertises nationally for new consultants, travels to branches to train new recruiters and performs related tasks.

It is often difficult to match the availability of consultants with client requirements. Pre-marketing and lead times from clients help, but consultant availability remains a significant factor in determining whether the Company or a competitor will obtain the available business. The Company believes that careful coordination of its recruiting and sales activities gives it an advantage over many of its smaller competitors.

The Company believes that its future success will also depend in part upon its continued ability to attract and retain highly skilled managerial, sales and support personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow and operate profitably or that it will be able to identify and hire technical personnel at costs supportable by billing rates sufficient to maintain the Company's historic gross profit levels.

COMPETITION

The information technology services industry is extremely competitive. The Company is not aware of any one competitor that offers the same combination of services offered by the Company, but believes that a number of companies compete with the Company in selected markets with substantially similar services. In most of the markets in which the Company competes, the Company believes that there are participants that have significantly greater financial, technical and marketing resources than the Company. The Company believes, however, that no one competitor dominates any of its markets.

There are few very large competitors with annual revenues over $100 million. There are, however, according to The Updata Group, an independent consulting firm, over 3,000 software service firms with yearly revenues over $1 million competing for market share. Most of these firms participate in just one geographic area. The Company's competition, therefore, varies significantly at each of its branches. Often, local competitors are the Company's primary competition. At certain branches, particularly those with major clients, national competitors are the Company's significant competition. Each branch must adapt to the circumstances under which it operates.

In particular, the Company believes that its CIS division competes most directly with the following national companies: Keane, Inc., Analysts International Corporation, Adia Information Services, Cambridge Technology Partners, Inc. and Computer Task Group, Inc. For project management services, Electronic Data Systems Corporation, Andersen Consulting, Computer Sciences Corporation and others are potential competitors. Many of these companies are national and international in scope and have greater resources than the Company. BIT, CIBR2000 and Spectrum often compete with "Big Six" accounting firms and boutique systems consulting firms. The Company competes with the internal data processing staffs of its clients, which can add to their employee base as an alternative to using a consulting firm. Additionally, many large accounting and management consulting firms offer services that overlap with a significant portion of the Company's services. Also, computer hardware and software companies are increasingly becoming involved in systems integration projects. Recently, temporary placement agencies, such as Corestaff, Olsten and Manpower, have begun expanding their businesses to provide computer-related services to their customers. Additionally, over the past several years there has been an influx of foreign nationals who provide skilled computer programming services at lower pay scales than other domestic programmers. Some of these foreign nationals are being hired as consultants directly by the Company's clients and potential clients, as well as by certain of the Company's competitors. Moreover, in an attempt to decrease costs, some of the Company's clients and potential clients are outsourcing their business to a number of competitors in foreign countries, often to India. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

Many of the Company's larger CIS clients purchase information technology services primarily from a limited number of pre-approved vendors. In order to remain on its clients' vendor lists and to develop new client relationships, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other software services organizations and temporary placement agencies that provide the same or similar services as the Company at similar or lower costs. Additionally, certain of the Company's clients require that their vendors reduce rates after services have commenced. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. With respect to the Company's implementation services for software packages, the manufacturers of such software may have training requirements that inhibit the Company from competing effectively with other packaged software implementation providers.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Cautionary statement under the "Safe-Harbor" provisions of the Initial Private Securities Litigation Reform Act of 1995: Included in this report and other information presented elsewhere by management from time to time, including, but not limited to, the Annual Report to Shareholders, quarterly shareholder letters, news releases, and investor presentations, are forward-looking statements about business strategies, market potential, future financial performance and other matters which may reflect management's current expectations. These forward-looking statements involve risks and uncertainties that could cause actual results to vary materially from those referred to in such statements. Factors that could cause or contribute to such variances include, but are not limited to: dependence on significant clients, continued acceptance and growth of PeopleSoft software, the Company's ability to attract and retain qualified consultants, project risks, the Company's ability to effectively manage business combinations and competition, which are discussed herein in Item 1 "Business" and also in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, as a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 5251 DTC Parkway, Suite 1400, Englewood, Colorado 80111. The Company leases approximately 13,500 square feet of office space in Denver for its corporate offices, which lease expires on May 31, 1999.

The Company leases office space at various other locations under leases ranging from month-to-month up to five-year terms. In total, the Company had 32 leases totaling approximately 99,000 square feet at June 30, 1996. Total office rental expense for the year ended June 30, 1996 was $1.6 million for all offices. The Company's facilities are adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1996.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS

The Company's Common Stock is listed and traded on the Nasdaq National Market under the symbol "CIBR." The table below sets forth the high and low prices per share, adjusted for the 2-for-1 split in June 1996, for the periods indicated.

                                                              HIGH      LOW
                                                             -------  -------
       Fiscal Year Ended June 30, 1995:
          First Quarter....................................   4-9/16   4-1/16
          Second Quarter...................................   5-9/16   4
          Third Quarter....................................   8-3/8    4-9/16
          Fourth Quarter...................................   9        6-1/4
       Fiscal Year Ending June 30, 1996:
          First Quarter....................................  12-1/2    8-3/8
          Second Quarter...................................  17-1/8    9
          Third Quarter....................................  16-7/8    9-5/8
          Fourth Quarter...................................  25       14-7/8
       Fiscal Year Ending June 30, 1997:
          First Quarter (through September 17, 1996).......  30-1/2   13-1/4


ITEM 6.  SELECTED FINANCIAL DATA*

Year Ended June 30,              1992     1993     1994     1995       1996
IN THOUSANDS, EXCEPT PER SHARE DATA
- ------------------------------------------------------------------------------
OPERATING DATA:
Revenues                       $51,303   63,182   79,810   120,151   156,873
Operating income               $ 1,942    2,613    3,746     7,430    13,423
Net income                     $   957    1,444    2,262     4,175     8,142
Pro forma net income           $   976    1,392    2,258     4,296     8,531
Pro forma income per share     $   .08      .11      .17       .27       .49
Cash dividends                 $     -        -        -    -    -
- ------------------------------------------------------------------------------
Weighted average common and
 common equivalent shares
 outstanding                    12,605   12,721   13,525    16,040    17,452
- ------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                   $12,781   15,710   30,805    40,888    64,632
Total long-term liabilities    $ 2,528    3,000      400       300       200
Total shareholders' equity     $ 3,872    5,410   19,106    24,090    55,232
Shares outstanding at
 year end                       10,733   10,733   14,203    14,329    16,937
- ------------------------------------------------------------------------------
FINANCIAL PERFORMANCE:
Revenue growth                   12.5%    23.2%    26.3%     50.5%     30.6%
Operating income (% of
 revenue)                         3.8%     4.1%     4.7%      6.2%      8.6%
Pro forma net income margin       1.9%     2.2%     2.8%      3.6%      5.4%
Stock price at year end        $   N/A      N/A    4.375     8.875     22.00

* ALL HISTORIC DATA HAS BEEN RESTATED TO REFLECT A POOLING OF INTERESTS BUSINESS COMBINATION AND A TWO-FOR-ONE STOCK SPLIT, BOTH OF WHICH OCCURRED IN FISCAL 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

The Company's revenues in fiscal 1996 were generated primarily from two areas: information technology services and package software implementation services. Fiscal 1996 revenues from the CIBER Information Services division ("CIS") accounted for approximately 82% of the Company's total revenues, while package software implementation services accounted for the remainder. Package software implementation services are provided by the Company's wholly-owned subsidiary, Business Information Technology, Inc., whose revenues have been generated principally from customers of PeopleSoft, Inc. The Company achieved an increase in operating income as a percentage of revenues from 3.8% in fiscal 1992 to 8.6% in fiscal 1996. Excluding merger costs related to pooling of interests business combinations, fiscal 1995 and 1996 operating income as a percentage of revenues were 7.1% and 9.1%, respectively. This improvement in operating margins was due to a substantial reduction in selling, general and administrative ("SG&A") expenses as a percentage of revenues, partially offset by a slight decline in gross margins caused by pricing pressures and increases in direct costs.

Over the past several years, the Company has grown significantly through mergers and acquisitions as well as through internal growth. Growth from internal operations (measured in terms of number of employees) has averaged approximately 22% per year since fiscal 1992 and was 23% in fiscal 1996. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over two to 15 years for financial reporting purposes and 15 years for tax purposes. In addition, the Company's consolidated financial statements included the results of operations of each acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. The Company's consolidated financial statements are restated for all periods prior to the merger to include the results of operations, financial position and cash flows of the merged company.

Since its initial public offering in March 1994, the Company has completed the following acquisitions: C.P.U., Inc. ("CPU"), June 1994; Interface Systems, Inc. ("ISI"), January 1995; the Minnesota Branch of Broadway & Seymour, Inc. (the "Minnesota Branch"), September 1995; and OASYS, Inc. (the "Columbus Branch"), March 1996. In addition, the Company has completed the following mergers: Spencer & Spencer Systems, Inc. ("SSSI"), May 1995; Business Information Technology, Inc. ("BIT"), June 1995; and Practical Business Solutions, Inc. ("PBSI"), May 1996. Accordingly, the Company's financial statements include the accounts of SSSI, BIT and PBSI for all periods prior to the respective merger.

RESULTS OF OPERATIONS

The following tables set forth, for the years indicated, certain items from the Company's statements of operations expressed as a percentage of revenues and percentage change in the dollar amount of such items compared to the prior year:

                                                                              PERCENTAGE INCREASE
                                                 PERCENTAGE OF REVENUES            (DECREASE)
                                                   YEAR ENDED JUNE 30,            YEAR TO YEAR
                                                 1994(1)   1995(1)   1996    1994:1995   1995:1996
                                                 -------   -------   ----    ---------   ---------
Revenues......................................    100.0%    100.0%  100.0%      50.5%      30.6%
Salaries, wages and other direct costs........     68.9      69.2    69.6       51.3       31.3
Selling, general and administrative expenses..     25.5      22.5    20.1       32.8       16.4
Amortization of intangible assets.............       .9       1.2     1.1       99.6       29.0
Merger costs..................................       -         .9      .6          -      (16.2)
                                                  -----     -----    ----
Operating income..............................      4.7       6.2     8.6       98.3       80.7
Interest (expense)/income, net................      (.3)      (.2)     .3       23.0     (302.6)
                                                  -----     -----    ----
Income before income taxes....................      4.4       6.0     8.9      102.4       93.2
Income tax expense............................      1.6       2.5     3.7      133.6       90.6
                                                  -----     -----    ----
Net income....................................      2.8%      3.5%    5.2%      84.6       95.0
                                                  -----     -----    ----
                                                  -----     -----    ----

(1) RESTATED FOR A POOLING OF INTERESTS BUSINESS COMBINATION WHICH OCCURRED IN FISCAL 1996.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

The Company's total revenues for fiscal 1996 increased 30.6% to $156.9 million from $120.2 million for fiscal 1995. In fiscal 1996, CIS revenues increased 28.0% to $128.5 million from $100.4 million in fiscal 1995 and package software implementation services revenues increased 43.6% to $28.4 million from $19.8 million in fiscal 1995. CIS revenues represented 81.9% and 83.5% of total revenues in fiscal 1996 and fiscal 1995, respectively. The increase in the Company's CIS revenues was derived primarily from increases in hours billed and to a lesser extent an increase in average billing rates. The increase in hours billed was due primarily to internal growth in branch offices, the inclusion of operations of ISI for 12 months in fiscal 1996 compared to six months in fiscal 1995 and the inclusion of operations of the Minnesota Branch for 10 months and the Columbus Branch for four months in fiscal 1996. These acquisitions accounted for approximately $6.0 million of additional revenues in fiscal 1996 as compared to fiscal 1995. Package software implementation services revenues have increased primarily due to increased volume of customers implementing PeopleSoft, Inc. software.

Salaries, wages and other direct costs are comprised primarily of consultant wages, payroll taxes, direct benefits and related costs, and increased 31.3% to $109.2 million (69.6% of revenues) in fiscal 1996 from $83.2 million (69.2% of revenues) in fiscal 1995.

SG&A expenses increased 16.4% to $31.5 million (20.1% of revenues) in fiscal 1996 from $27.1 million (22.5% of revenues) in fiscal 1995. The decrease in SG&A expenses as a percentage of revenues was due primarily to greater efficiencies and economies of scale of the Company's operations in fiscal 1996. SG&A expenses may vary as a percentage of revenues depending on the acquisitions and mergers completed, if any, during any given period.

Amortization of intangible assets, which assets include, among other things, goodwill, client lists and non-compete agreements, increased 29.0% to $1.8 million in fiscal 1996 from $1.4 million in fiscal 1995. This increase was due primarily to the Company's acquisitions of ISI in January 1995, the Minnesota Branch in September 1995 and the Columbus Branch in March 1996.

Merger costs of $901,000 in fiscal 1996 related to PBSI's merger with CIBER. Merger costs of $1.1 million in fiscal 1995 related to the mergers of SSSI and BIT.

Net interest income was $476,000 (0.3% of revenues) in fiscal 1996 as compared to net interest expense of $235,000 (0.2% of revenues) in fiscal 1995. As a result of the Company's November 1995 public sale of common stock, the Company reduced its borrowings under its bank line of credit and significantly increased its investment in interest earning cash equivalent instruments.

The effective tax rates for fiscal 1996 and fiscal 1995 were 41.4% and 42.0%, respectively. The decrease was primarily attributable to decreased nondeductible merger costs in fiscal 1996 partially offset by increased levels of state and local taxes. In fiscal 1996, the Company recognized $2.6 million as a direct addition to additional paid in capital and a deduction to income taxes payable from the tax benefits resulting from the exercise of stock options. Of this amount, $1.6 million reduced income taxes payable June 30, 1996 and $1.0 million is included in deferred tax assets, which will be used to reduce income taxes payable for the year ended June 30, 1997. In fiscal 1995, the Company recognized $422,000 as a direct addition to additional paid in capital for the tax benefit resulting from the exercise of stock options which reduced income taxes payable by the same amount.

The Company's net income increased 95.0% to $8.1 million (5.2% of revenues) in fiscal 1996 from $4.2 million (3.5% of revenues) in fiscal 1995. Prior to their merger with the Company, PBSI and SSSI were not tax paying entities. The pro forma adjustment to income tax expense reflects the inclusion of income tax expense as if PBSI and SSSI had been tax paying entities in each period prior to their merger with CIBER. The pro forma adjustment to income tax expense in fiscal 1996 and 1995 has been effected to exclude $475,000 and $284,000, respectively, representing the one-time income tax expense resulting from the termination of the S corporation status of PBSI and SSSI, respectively. The pro forma adjustment to income tax expense increased pro forma net income to $8.5 million in fiscal 1996 as compared to $4.3 million in fiscal 1995. See Notes 1(j) and 7 of Notes to Consolidated Financial Statements.

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

The Company's total revenues for fiscal 1995 increased 50.5% to $120.2 million from $79.8 million for fiscal 1994. In fiscal 1995, CIS revenues increased 48.9% to $100.4 million from $67.4 million in fiscal 1994 and package software implementation services revenues increased 59.3% to $19.8 million from $12.4 million in fiscal 1994. CIS revenues represented 83.5% and 84.5% of total revenues in fiscal 1995 and fiscal 1994, respectively. The increase in the Company's CIS revenues was derived primarily from increases in hours billed as average billing rates remained relatively constant in fiscal 1995. The increase in hours billed was due primarily to internal growth in branch offices, the inclusion of operations of CPU for twelve months in fiscal 1995 compared to one month in fiscal 1994 and the inclusion of operations of ISI for the last six months of fiscal 1995. These acquisitions accounted for approximately $12.8 million of additional revenues in fiscal 1995 as compared to fiscal 1994.

Salaries, wages and other direct costs are comprised primarily of consultant wages, payroll taxes, direct benefits and related costs, and increased 51.3% to $83.2 million (69.2% of revenues) in fiscal 1995 from $55.0 million (68.9% of revenues) in fiscal 1994.

SG&A expenses increased 32.8% to $27.1 million (22.5% of revenues) in fiscal 1995 from $20.4 million (25.5% of revenues) in fiscal 1994. The decrease in SG&A expenses as a percentage of revenues was due primarily to greater efficiencies and economies of scale of the Company's operations in fiscal 1995.

Amortization of intangible assets, which assets include, among other things, goodwill, client lists and non-compete agreements, increased 99.6% to $1.4 million in fiscal 1995 from $690,000 in fiscal 1994. This increase was due primarily to the Company's acquisition of CPU in June 1994 and the acquisition of ISI in January 1995.

Merger costs of $1.1 million in fiscal 1995 consist primarily of professional fees, brokers' fees and severance payments related to the mergers of SSSI and BIT with CIBER. No merger costs were incurred in fiscal 1994.

Net interest expense increased 23.0% to $235,000 (0.2% of revenues) in fiscal 1995 from $191,000 (0.3% of revenues) in fiscal 1994 due to overall increased indebtedness, primarily used to fund acquisitions.

The effective tax rates for fiscal 1995 and fiscal 1994 were 42.0% and 36.4%, respectively. The increase was primarily attributable to nondeductible merger costs and the conversion of SSSI to a taxable entity. In fiscal 1995, the Company recognized $422,000 as a direct addition to additional paid in capital and a deduction to income taxes payable from the tax benefits resulting from the exercise of stock options which reduced income taxes payable by the same amount. No such benefit was obtained in fiscal 1994.

The Company's net income increased 84.6% to $4.2 million (3.5% of revenues) in fiscal 1995 from $2.3 million (2.8% of revenues) in fiscal 1994. Prior to their merger with the Company, PBSI and SSSI were not tax paying entities. The pro forma adjustment to income tax expense reflects the inclusion of income tax expense as if PBSI and SSSI had been tax paying entities in each period prior to their merger with CIBER. The pro forma adjustment to income tax expense in fiscal 1995 has been effected to exclude $284,000, representing the one-time income tax expense resulting from termination of the S corporation status of SSSI. The pro forma adjustment to income tax expense increased pro forma net income to $4.3 million in fiscal 1995 as compared to $2.3 million in fiscal 1994. See Notes 1(j) and 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $39.2 million of working capital, of which $16.7 million was cash and cash equivalents. The Company has used operating cash flow, its revolving line of credit and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs through at least fiscal 1997.

Net cash provided by operating activities was $2.4 million, $782,000 and $1.9 million in fiscal 1994, 1995 and 1996, respectively. Net income excluding noncash charges, primarily depreciation and amortization, provided cash of $3.2 million, $6.1 million and $10.1 million in fiscal 1994, 1995 and 1996, respectively. This was partially offset by changes in operating assets and liabilities, which used cash of $752,000, $5.3 million and $8.2 million in fiscal 1994, 1995 and 1996, respectively. Changes in operating assets and liabilities have used significant amounts of cash in fiscal 1995 and 1996 primarily because the Company's accounts receivable have increased 44.4% and 31.6%, respectively, as a result of the Company's 50.5% and 30.6% increase in revenues in fiscal 1995 and 1996, respectively.

Net cash used in investing activities in fiscal 1994, 1995 and 1996 was $10.0 million, $4.9 million and $3.2 million, respectively. Fiscal 1996 investing activities used $1.7 million for the acquisitions of the Minnesota Branch and the Columbus Branch and used $1.5 million for purchases of property and equipment, primarily computer-related office equipment and furniture. The fiscal 1994 and 1995 cash used in investing activities related principally to the acquisitions of CPU and ISI, respectively.

Net cash provided by financing activities in fiscal 1994, 1995 and 1996 was $8.3 million, $4.8 million and $15.9 million, respectively. In fiscal 1994 and 1996, the Company obtained net cash proceeds from the sale of common stock of $11.0 million and $20.2 million, respectively. In fiscal 1994 and 1996, the Company used $2.3 million and $5.8 million, respectively, to reduce its borrowings under bank lines of credit, while in fiscal 1995 the Company borrowed $4.1 million on the line of credit.

The Company currently has available a $15 million revolving line of credit with UMB Bank Colorado. The line of credit expires on April 1, 1997, and is collateralized by substantially all assets of the Company. Borrowings under the line of credit bear interest at the bank's prime rate. The credit agreement requires that the Company maintain certain tangible net worth and debt service coverage ratios and imposes limits on the incurrence of additional indebtedness. Although there can be no assurance that it will be able to do so, the Company believes that it will be able to renew this credit facility on terms not less favorable to the Company than the current arrangement.

ASSET MANAGEMENT

The Company's accounts receivable have increased 44.4% and 31.6% as a result of the Company's 50.5% and 30.6% increase in revenues in fiscal 1995 and 1996, respectively. Clients are generally billed weekly, bi-weekly or monthly for services. Due to the high quality and large size of the Company's clients, bad debt expenses have averaged less than 0.1% of revenue for the last several years. During the last three fiscal years, approximately 85% of the Company's receivables have been collected within 60 days of invoice. Delays in collection of accounts receivable generally relate to missing time sheets, delayed receipt of purchase order numbers and payables procedures of the Company's clients. The Company believes all accounts receivable on its June 30, 1996 balance sheet will be collected, although there can be no assurance that all accounts receivable will be collected.

SEASONALITY

The Company experiences a moderate amount of seasonality, primarily related to national holidays. Typically, operating income as a percentage of revenues is lowest in the last quarter of each calendar year because of a larger number of holidays and vacations taken in conjunction with the holidays.

The following table sets forth certain statement of operations data for each of the Company's last eight quarters and, in the opinion of management of the Company, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. See Note 13 of Notes to Consolidated Financial Statements for additional quarterly financial information.


                                     FISCAL 1995 - THREE MONTHS ENDED              FISCAL 1996 - THREE MONTHS ENDED
                                 -----------------------------------------     -----------------------------------------
     IN THOUSANDS                SEPT. 30   DEC. 31   MAR. 31    JUNE 30(1)    SEPT. 30   DEC. 31  MAR. 31    JUNE 30(1)
                                 --------   -------   -------    ----------    --------   -------  -------    ----------
Revenues......................   $26,655    $27,913   $31,823      $33,760      $34,869   $36,033  $40,715     $45,256
Operating income..............     1,734      1,539     2,372        1,785        3,045     2,868    3,707       3,803
Operating income as a
 percentage of revenues.......       6.5%       5.5%      7.5%         5.3%         8.7%      8.0%     9.1%        8.4%

(1) OPERATING INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996 INCLUDES MERGER COSTS OF $1,075,000 AND $901,000, RESPECTIVELY, RELATING TO POOLINGS OF INTERESTS. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended June 30, 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. Adopting SFAS 121 is not expected to have a significant effect on the Company's financial statements. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS 123 permits stock compensation cost to be measured using either the intrinsic value-based method or the fair value method. When adopted, CIBER intends to continue to use the intrinsic value-based method and will provide the expanded disclosures required by SFAS 123 in the notes to financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:
     Independent Auditors' Report
     Consolidated Balance Sheets - June 30, 1995 and 1996
     Consolidated Statements of Operations - Years Ended June 30, 1994, 1995
       and 1996
     Consolidated Statements of Shareholders' Equity - Years Ended June 30,
       1994, 1995 and 1996
     Consolidated Statements of Cash Flows - Years ended June 30, 1994, 1995 and 1996
     Notes to Consolidated Financial Statements

The financial statements begin on the following page.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.


                              KPMG PEAT MARWICK LLP


Denver, Colorado
August 6, 1996, except as to the
second paragraph of Note 12, which
is as of September 3, 1996

                           CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1996

IN THOUSANDS, EXCEPT SHARE DATA                         1995(1)         1996
                                                        -------         -----
ASSETS
Current assets:
  Cash and cash equivalents                            $  2,079        $16,675
  Accounts receivable                                    23,409         30,808
  Prepaid expenses and other assets                         619            549
  Deferred income taxes                                    -               417
                                                       --------        -------
    Total current assets                                 26,107         48,449
                                                       --------        -------
Property and equipment, at cost                           2,619          4,133
Less accumulated depreciation and amortization           (1,389)        (2,075)
                                                       --------        -------
    Net property and equipment                            1,230          2,058
                                                       --------        -------
Intangible assets, net                                   12,693         12,775
Deferred income taxes                                       440            458
Other assets                                                418            892
                                                       --------        -------
    Total assets                                        $40,888        $64,632
                                                       --------        -------
                                                       --------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank revolving lines of credit                       $  5,800        $   -
  Notes payable                                             110            -
  Trade payables                                          1,590          1,398
  Accrued compensation                                    5,553          4,642
  Accrued expenses and other liabilities                  1,537          2,520
  Income taxes payable                                      792            640
  Deferred income taxes                                   1,116             -
                                                       --------        -------
    Total current liabilities                            16,498          9,200
Long-term acquisition costs payable                         300            200
                                                       --------        -------
    Total liabilities                                    16,798          9,400
                                                       --------        -------
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, no shares issued                              -               -
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 14,329,000 and 16,937,000 shares
    issued and outstanding                                  143            169
  Additional paid in capital                             13,397         37,107
  Retained earnings                                      10,550         17,956
                                                       --------        -------
    Total shareholders' equity                           24,090         55,232
                                                       --------        -------
Commitments and contingencies
    Total liabilities and shareholders' equity          $40,888        $64,632
                                                       --------        -------
                                                       --------        -------

(1)  Restated - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JUNE 30, 1994, 1995 AND 1996

IN THOUSANDS, EXCEPT PER SHARE DATA                          1994(1)   1995(1)    1996
                                                             -------   --------  --------
Revenues                                                     $79,810   $120,151  $156,873
Salaries, wages and other direct costs                        54,986     83,185   109,235
Selling, general and administrative expenses                  20,388     27,084    31,537
Amortization of intangible assets                                690      1,377     1,777
Merger costs                                                       -      1,075       901
                                                             -------   --------  --------
  Operating income                                             3,746      7,430    13,423
Interest income                                                   96         48       656
Interest expense                                                (287)      (283)     (180)
                                                             -------   --------  --------
  Income before income taxes                                   3,555      7,195    13,899
Income tax expense                                             1,293      3,020     5,757
                                                             -------   --------  --------
  Net income                                                 $ 2,262   $  4,175  $  8,142
                                                             -------   --------  --------
                                                             -------   --------  --------

Pro forma information (note 1(j)):
  Historical net income                                      $ 2,262   $  4,175  $  8,142
  Pro forma adjustment to income tax expense                      (4)       121       389
                                                             -------   --------  --------
  Pro forma net income                                       $ 2,258   $  4,296  $  8,531
                                                             -------   --------  --------
                                                             -------   --------  --------

  Pro forma income per common and common equivalent share    $  0.17   $   0.27  $   0.49
                                                             -------   --------  --------
                                                             -------   --------  --------

Weighted average common and common equivalent shares          13,525     16,040    17,452
                                                             -------   --------  --------
                                                             -------   --------  --------


(1)  Restated - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1994, 1995 AND 1996


                                                             COMMON STOCK     ADDITIONAL                 TOTAL
                                                           ----------------     PAID IN    RETAINED   SHAREHOLDERS'
IN THOUSANDS                                               SHARES    AMOUNT     CAPITAL    EARNINGS      EQUITY
                                                           ------    ------     -------    --------      ------

BALANCES AT JULY 1, 1993 (1)                                5,367     $  54     $   356     $ 5,000      $ 5,410
Retroactive effect of June 1996 two-for-one stock split     5,366        53         (53)          -            -
                                                           ------     -----     -------     -------      -------
BALANCES AT JULY 1, 1993 - RESTATED FOR STOCK SPLIT        10,733       107         303       5,000        5,410
Stock option redemption                                         -         -           -         (33)         (33)
Issuance of common stock for options exercised                400         4         369           -          373
Common stock issued in initial public offering, net of
  offering costs of $1,200                                  2,950        30      10,557           -       10,587
Issuance of common stock in connection with acquisition       120         1         499           -          500
Compensation expense related to stock options                   -         -           7           -            7
Net income                                                      -         -           -       2,262        2,262
                                                           ------     -----     -------     -------      -------
BALANCES AT JUNE 30, 1994 (1)                              14,203       142      11,735       7,229       19,106
Issuance of common stock for options exercised of merged
  company                                                       -         -          85           -           85
Stock redemption of merged company                              -         -         (35)          -          (35)
Issuance of common stock for options exercised                 86         1          59           -           60
Sale of common stock under employee stock purchase plan        16         -          72           -           72
Tax benefit from exercise of stock options                      -         -         422           -          422
Termination of S corporation tax status of merged company       -         -         854        (854)           -
Reversal of deferred compensation liability                     -         -          86           -           86
Issuance of common stock in connection with acquisition        24         -         100           -          100
Compensation expense related to stock options                   -         -          19           -           19
Net income                                                      -         -           -       4,175        4,175
                                                           ------     -----     -------     -------      -------
BALANCES AT JUNE 30, 1995 (1)                              14,329       143      13,397      10,550       24,090
Issuance of common stock for options exercised                582         6         444           -          450
Sale of common stock under employee stock purchase plan        90         1         797           -          798
Common stock issued in public offering, net of offering
  costs of  $1,532                                          1,912        19      18,971           -       18,990
Tax benefit from exercise of stock options                      -         -       2,643           -        2,643
Termination of S corporation tax status of merged company       -         -         736        (736)           -
Issuance of common stock in connection with acquisition        24         -         100           -          100
Compensation expense related to stock options                   -         -          19           -           19
Net income                                                      -         -           -       8,142        8,142
                                                           ------     -----     -------     -------      -------
BALANCES AT JUNE 30, 1996                                  16,937     $ 169     $37,107     $17,956      $55,232
                                                           ------     -----     -------     -------      -------
                                                           ------     -----     -------     -------      -------

(1)  Restated - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1994, 1995 AND 1996

IN THOUSANDS                                      1994(1)   1995(1)     1996
                                                 --------   -------   -------
OPERATING ACTIVITIES:
  Net income                                     $  2,262   $ 4,175   $ 8,142
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                     984     1,848     2,481
    Deferred income taxes                             (67)       52      (508)
    Compensation expense related to
     stock options                                      7        19        19
    Changes in operating assets and liabilities,
     net of the effect of acquisitions:
      Accounts receivable                          (2,500)   (7,203)   (7,399)
      Intangible assets                                 -         -      (127)
      Other current and long-term assets             (133)     (290)     (403)
      Trade payables                                  672       552      (192)
      Accrued compensation                          1,595       745      (936)
      Income taxes payable                            277       215      (152)
      Other liabilities                              (663)      669       983
                                                 --------   -------   -------
        Net cash provided by operating
         activities                                 2,434       782     1,908
                                                 --------   -------   -------
INVESTING ACTIVITIES:
  Acquisitions                                     (9,920)   (5,213)   (1,725)
  Purchases of property and equipment                (392)     (851)   (1,515)
  (Purchases)/sales of short-term investments      (1,024)    1,140         -
  Advances to affiliates                           (9,083)        -         -
  Payments from affiliates                         10,402         -         -
                                                 --------   -------   -------
        Net cash used in investing activities     (10,017)   (4,924)   (3,240)
                                                 --------   -------   -------
FINANCING ACTIVITIES:
  Net borrowings (payments) on bank lines of
   credit                                          (2,280)    4,131    (5,800)
  Proceeds from sales of common stock, net         10,960       132    20,238
  Proceeds from sale of common stock of
   merged company                                       -        85         -
  Payments on notes payable-related party            (304)        -         -
  Borrowings/(payments) on notes payable              (61)       40      (110)
  Tax benefit from exercise of stock options            -       422     1,600
  Redemption of stock or stock option                 (33)      (35)        -
                                                 --------   -------   -------
        Net cash provided by financing
         activities                                 8,282     4,775    15,928
                                                 --------   -------   -------
        Net increase in cash and cash
         equivalents                                  699       633    14,596
Cash and cash equivalents, beginning of year          747     1,446     2,079
                                                 --------   -------   -------
Cash and cash equivalents, end of year           $  1,446   $ 2,079   $16,675
                                                 --------   -------   -------
                                                 --------   -------   -------
Supplemental cash flow information:
  Cash paid for interest                         $    194   $   285   $   183
  Cash paid for income taxes                          952     1,946     4,738
Supplemental noncash investing and
 financing activities:
  Increase in liabilities to acquire
   assets in acquisitions                           2,093       225         -
  Decrease in current liabilities due to
   reversal of deferred compensation liability          -        86         -
  Issuance of common stock in connection
   with acquisition                                   500       100       100


(1)  Restated - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994, 1995 AND 1996

(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) NATURE OF OPERATIONS

CIBER, Inc. ("CIBER" or the "Company") is a nationwide provider of information technology consulting services. Through its approximately 2,000 consultants operating out of over 30 branch offices in over 20 states, plus one office in each of two foreign countries, CIBER offers services to its clients in three principal areas: information technology consulting services, package software implementation services and millennium date conversion services. The CIBER Information Services division provides application software staff supplementation, system life-cycle project responsibility and other computer-related professional services primarily to large corporate clients. Package software implementation services are provided by the Company's wholly-owned subsidiary, Business Information Technology, Inc. ("BIT"), which specializes in the implementation and integration of human resource and financial software application products, primarily for client/server networks. The Company's CIBR2000 division offers services to help clients correct computer systems for the year 2000 date change.

In May 1996, Practical Business Solutions, Inc. ("PBSI"), which provided consulting services similar to CIBER, merged with CIBER. The merger has been accounted for as a pooling of interests, and accordingly, the Company's financial statements have been restated for all periods prior to the business combination to include the results of operations, financial position and cash flows of PBSI.

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(c) CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds.

(d) PROPERTY AND EQUIPMENT

Property and equipment, which consists primarily of office equipment and furniture, is stated at cost. Repair and maintenance costs are charged to expense. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives, ranging primarily from five to seven years. Depreciation expense was $294,000, $471,000 and $704,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

(e) INTANGIBLE ASSETS

Intangible assets consist of client lists, goodwill, noncompete agreements and software license costs. Client lists are amortized over the estimated useful lives ranging from two to eight years. Goodwill is amortized over 12 to 15 years. Noncompete agreements and software license costs are amortized over the terms of the contracts which range from two to eight years. Amortization is recorded using the straight-line method.

                          CIBER, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Intangible assets will be reviewed for impairment when events indicate the carrying amount of intangible assets may not be recoverable. Events that may indicate a need to assess recoverability include significant changes in business conditions, continuing losses or a forecasted inability to achieve at least break-even operating results over a long period. Management does not believe current events or circumstances provide evidence that intangible assets have been impaired. Impairments would be considered to exist when the estimated non-discounted future cash flows expected to result from the use of the intangible asset are less than the carrying amount of the asset. Impairment, if any, will be measured based on forecasted future discounted operating cash flows.

(f) REVENUE RECOGNITION

The Company recognizes revenue on contracts as services are rendered. Revenues include reimbursable expenses directly incurred in providing services to clients. Reimbursable expenses totaled $2,368,000, $3,896,000 and $4,610,000 for the years ended June 30, 1994, 1995 and 1996, respectively. Revenues also include pass-through billings of third parties performed as an accommodation to certain clients; these represented approximately $458,000, $639,000 and $3,553,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

(g) INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the period. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Prior to their merger with the Company, PBSI and Spencer & Spencer Systems, Inc. ("SSSI") each had elected S corporation status for U.S. federal income tax purposes; therefore, the tax liability associated with their income was the responsibility of their stockholders. Accordingly, no provision for income taxes is included in the historical consolidated financial statements for the operations of these companies prior to their merger with CIBER. The related net deferred tax liability at the merger date has been recorded as income tax expense. See note 1(j).

(h) STOCK SPLIT

The Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend payable on June 14, 1996, to shareholders of record on May 31, 1996. As a result of the stock split an additional 8,468,000 common shares were issued. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the consolidated financial statements to number of common shares, per share amounts and stock option data have been restated.

(i) STOCK-BASED COMPENSATION

CIBER uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock. CIBER generally grants stock options at fair market value at the date of grant.

                          CIBER, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(j) PRO FORMA NET INCOME

To properly reflect the Company's pro forma net income, the net income of PBSI and SSSI has been tax effected and are included in the pro forma adjustment to income tax expense in the accompanying consolidated statements of operations for all periods prior to their merger with CIBER. This adjustment was computed as if PBSI and SSSI had been taxable entities subject to federal and state income taxes prior to their merger with CIBER at the marginal rates applicable in such periods. In addition, the pro forma adjustment to income tax expense for the years ended June 30, 1995 and 1996 has been effected to exclude $284,000 and $475,000, respectively, representing the one-time income tax expense resulting from the termination of the S corporation status of SSSI and PBSI, respectively.

(k) PRO FORMA INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Pro forma income per common and common equivalent share is computed on the basis of weighted average number of shares outstanding during the year and common equivalent shares. Common equivalent shares of 1,906,000, 1,806,000 and 1,561,000 in fiscal 1994, 1995 and 1996, respectively, consist of stock options, determined using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering in March 1994 at prices less than the initial public offering price have been included in the calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price). In addition, the shares and the options issued in fiscal 1995 and 1996 in connection with the poolings of interests discussed in note 2, have been treated as if they had been issued and outstanding for all periods prior to the respective merger.

(l) ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

(m) FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise stated, herein, the fair value of the Company's financial instruments approximate their carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments which approximate current market rates.

(2)  POOLINGS OF INTERESTS

In May 1996, the Company issued 959,035 shares of its common stock and stock options to purchase 72,185 shares of common stock at $0.01 per share in exchange for the assets and the assumption of the liabilities of PBSI by CIBER. The CIBER stock options granted replaced existing PBSI stock options. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the accounts and operations of PBSI with those of the Company. For income tax purposes, the merger was a nontaxable transaction.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RESTATEMENTS

Revenues and net income (loss) of the separate companies were (in thousands):

                                          CIBER      PBSI        COMBINED
                                          -----      ----        --------
Year ended June 30, 1996
     Revenues                           $141,612   $15,261       $156,873
     Net income (loss)                  $  8,182   $   (40)      $  8,142
Year ended June 30, 1995
     Revenues                           $109,069   $11,082       $120,151
     Net income                         $  3,854   $   321       $  4,175
Year ended June 30, 1994
     Revenues                           $ 72,093   $ 7,717       $ 79,810
     Net income                         $  2,150   $   112       $  2,262


In connection with the merger of PBSI with CIBER in May 1996, the Company incurred merger costs of $901,000, which were expensed in the quarter ended June 30, 1996.

In fiscal 1995, SSSI and BIT merged with CIBER in business combinations each accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts and operations of SSSI and BIT for all periods prior to the respective merger. In connection with the mergers of SSSI and BIT, the Company incurred merger costs of $1,075,000, which were expensed in the quarter ended June 30, 1995.

(3)  ACQUISITIONS

During the three years ended June 30, 1996, CIBER made the acquisitions set forth below. Each of these acquisitions has been accounted for under the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition. Pro forma results of operations have not been presented because the effects were not material to revenues or net income. These businesses each provided information technology services similar to CIBER.

OASYS, INC. - In March 1996, the Company acquired certain assets and all of the business operations of Oasys, Inc., located near Columbus, Ohio. The consideration paid for this acquisition was $769,000 in cash. The excess of the purchase price over the estimated fair value of net assets acquired amounted to $740,000, which has been accounted for as goodwill. In addition, if the operations acquired achieve certain levels of revenue, the Company would be required to pay through December 31, 1998, additional cash consideration to the former owners. The Company would record such additional consideration paid, if any, as additional goodwill.

MINNESOTA BRANCH - In September 1995, the Company acquired certain assets and liabilities and all of the business operations of the Rochester, Minnesota branch office of Broadway & Seymour, Inc. The consideration paid for this acquisition was $956,000 in cash and the assumption of $16,000 of net liabilities. The excess of the purchase price over the estimated fair value of net assets acquired amounted to $972,000, which has been accounted for as goodwill.

INTERFACE SYSTEMS, INC. ("ISI") - In January 1995, the Company acquired certain assets and all of the business operations of ISI, located in Holmdel, NJ. The consideration for the acquisition was $3,350,000. In addition, if the operations acquired achieve certain levels of income, the Company would be required to pay annually through December 31, 1997, additional consideration in the form of shares of common stock to the former owners. The Company would record such additional consideration paid, if any, as additional goodwill. The aggregate purchase

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


price was allocated, based upon fair values, to: client lists $1,771,000, goodwill $1,500,000, noncompete agreements $60,000 and other assets $19,000.

C.P.U., INC. ("CPU") - In June 1994, the Company acquired certain assets and all of the business operations of CPU, located in Rochester, NY. The total consideration for this acquisition was $12,359,000, of which $9,859,000 was paid in cash at closing, $1,500,000 was paid in fiscal 1995, $500,000 was paid through the issuance of common stock of the Company, and $500,000 of common stock issuable in equal installments over five years. The first two of these stock issuances had been made as of June 30, 1996. The aggregate purchase price was allocated, based upon fair values, to: client lists $5,000,000, goodwill $4,500,000, noncompete agreements $600,000, accounts receivable $2,163,000 and other net assets $96,000.

(4)  INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 1995 and 1996 (in thousands):

                                                   1995           1996
                                                 -------        -------
                Goodwill                         $ 5,975        $ 7,687
                Client lists                       6,872          6,872
                Noncompete agreements              2,725          2,845
                Software license costs               310            337
                                                 -------        -------
                                                  15,882         17,741
                Less accumulated amortization     (3,189)        (4,966)
                                                 -------        -------
                                                 $12,693        $12,775
                                                 -------        -------
                                                 -------        -------

(5)  BANK REVOLVING LINES OF CREDIT

The Company has a revolving line of credit agreement with a bank providing for outstanding borrowings of up to 80% of eligible accounts receivable with a maximum borrowing of $15,000,000. Outstanding borrowings bear interest at the bank's prime rate (8.25% at June 30, 1996). Borrowings under the agreement are collateralized by substantially all the assets of the Company. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion.

The terms and conditions of the credit agreement include several covenants, including those whereby the Company agrees to the maintenance of a certain tangible net worth and debt service coverage ratios and imposes limits on the incurrence of additional indebtedness. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

Prior to its merger with the Company, BIT had a revolving line of credit with a bank. At June 30, 1995, $2,000,000 was outstanding. In July 1995, the Company canceled this line of credit and amounts outstanding were paid off utilizing borrowings under the Company's line of credit described above.

(6)  LEASES

The Company has several noncancelable operating leases for office space. Rental expense for operating leases totaled $1,270,000, $1,610,000 and $1,644,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Future minimum lease payments as of June 30, 1996 are (in thousands):

Year ending June 30:
  1997                                                  $1,484
  1998                                                   1,414
  1999                                                   1,216
  2000                                                     585
  2001                                                      90
                                                        ------
    Total minimum lease payments                        $4,789
                                                        ------
                                                        ------

(7)  INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 1994, 1995 and 1996 consists of the following (in thousands):

                                          1994       1995       1996
                                         ------     ------     ------
Current:
  Federal                                $1,230     $2,555     $5,246
  State and local                            95        354        909
  Foreign                                    35         59        110
                                         ------     ------     ------
                                          1,360      2,968      6,265
                                         ------     ------     ------
Deferred:
  Federal                                   (59)        54       (433)
  State and local                            (8)        (2)       (75)
                                         ------     ------     ------
                                            (67)        52       (508)
                                         ------     ------     ------
    Income tax expense                   $1,293     $3,020     $5,757
                                         ------     ------     ------
                                         ------     ------     ------

Actual income tax expense for the years ended June 30, 1994, 1995 and 1996 differed from the amounts computed by applying the expected U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):


                                          1994       1995       1996
                                         ------     ------     ------
Computed expected tax expense at 34.0%   $1,208     $2,446     $4,726
Increase (decrease) in income taxes
 resulting from:
  State and local income taxes, net
   of federal income tax benefit             59        232        549
  Nondeductible merger costs                  -        236         38
  Termination of S corporation status
   of merged companies (A)                    -        284        475
  S corporation income of merged
   companies                                 (4)       (96)       (73)
  Other                                      30        (82)        42
                                         ------     ------     ------
    Income tax expense                   $1,293     $3,020     $5,757
                                         ------     ------     ------
                                         ------     ------     ------
  Effective tax rate                       36.4%      42.0%      41.4%
                                         ------     ------     ------
                                         ------     ------     ------

(A) AS A RESULT OF THE TERMINATION OF THE S CORPORATION STATUS OF SSSI IN MAY 1995 AND PBSI IN MAY 1996, THE COMPANY INCURRED ONE-TIME INCOME TAX EXPENSE OF $284,000 AND $475,000, RESPECTIVELY.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For the year ended June 30, 1996, the Company recognized $2,643,000 as a direct addition to additional paid in capital for the tax benefit resulting from the exercise of stock options. Of this amount, $1,600,000 reduced income taxes payable at June 30, 1996 and $1,043,000 is included in deferred tax assets, which will be used to reduce income taxes payable for the year ended June 30, 1997. For the year ended June 30, 1995, the Company recognized $422,000 as a direct addition to additional paid in capital for the tax benefit resulting from the exercise of stock options which reduced income taxes payable by the same amount.

The components of the net deferred tax asset or liability at June 30, 1995 and 1996 consist of the following (in thousands):


                                                               1995      1996
                                                             -------    -------
Deferred tax assets:
  Intangible assets, due to differences in
   amortization periods                                      $   176    $   458
  Accounts payable                                               228        186
  Accrued expenses, due to accruals not currently
   tax deductible                                                591        443
  Net operating loss carryforwards of BIT                        264          -
  Future tax benefit of stock options exercised                    -      1,043
  Other                                                           35          -
                                                             -------    -------
                                                               1,294      2,130
Deferred tax liabilities:
  Accounts receivable                                         (1,970)    (1,255)
                                                             -------    -------
    Net deferred tax asset/(liability)                       $  (676)   $   875
                                                             -------    -------
                                                             -------    -------
Balance sheet classification of net deferred tax
 asset/(liability):
  Deferred tax asset-current                                 $     -    $   417
  Deferred tax asset-long term                                   440        458
  Deferred tax liability-current                              (1,116)         -
                                                             -------    -------
    Net deferred tax asset/(liability)                       $  (676)   $   875
                                                             -------    -------
                                                             -------    -------

Deferred taxes related to accounts payable and accounts receivable are primarily related to BIT utilizing the cash basis of accounting for income tax purposes, prior to its merger with CIBER.

(8)  SHAREHOLDERS' EQUITY

(a) EMPLOYEE STOCK PURCHASE PLAN

In January 1995, the Company established a stock purchase plan which allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. The Company has reserved 500,000 shares of common stock for issuance under the employee stock purchase plan. During the years ended June 30, 1995 and 1996, employees purchased 16,880 and 90,268 shares of common stock, respectively.

(b) STOCK OPTION PLANS

1989 PLAN - The Company established a stock option plan in 1989 that was discontinued during fiscal 1994. The options are 100% vested as of July 1, 1995 and are subject to certain restrictions. The options expire twenty years after the date of grant through 2013.

                         CIBER, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EMPLOYEES' PLAN - The Company established in 1994 a stock option plan for employees and has reserved 1,000,000 shares of the Company's authorized but unissued common stock for granting of options. Under this plan, the plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The number of awards granted annually is determined by the compensation committee of the Board of Directors. Options become exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant. No portion of the option vests before six months after the date of grant.

DIRECTORS' PLAN - The Company also established in 1994 a stock option plan for non-employee directors, and has reserved 100,000 shares of the Company's authorized but unissued common stock, for granting of options thereto. Under this plan, stock options are non-discretionary and granted annually at the fair market value of the Company's common stock on the date of grant. The number of options granted annually is fixed by the plan. Options become exercisable as determined at the date of grant by the Board of Directors and expire 10 years from the date of grant.

SSSI OPTION AGREEMENT - In May 1995, the Company established a stock option plan for Mr. David T. Pieroni as part of the SSSI merger. The Company granted an option to purchase 134,268 shares of common stock at $.005 per share. This option was exercised during the year ended June 30, 1996.

At June 30, 1996, there were 2,329,322 common shares reserved for stock options and options for 1,360,322 common shares were exercisable under the Company's stock option plans.

The following summarizes activity under the Company's 1989, Employees' and Directors' stock option plans:

                                    SHARES UNDER OPTION   PER SHARE OPTION PRICE
                                    -------------------   ----------------------

     1989 PLAN
     Outstanding at June 30, 1993        1,904,560            $ 0.46 - 1.06
     Granted                               290,626              1.29
     Redeemed                              (34,874)             0.77
     Exercised                            (400,000)             0.46 - 1.29
                                         ---------
     Outstanding at June 30, 1994        1,760,312              0.46 - 1.29
     Exercised                             (85,000)             0.46 - 1.29
                                         ---------
     Outstanding at June 30, 1995        1,675,312              0.46 - 1.29
     Exercised                            (403,990)             0.46 - 1.29
                                         ---------
     Outstanding at June 30, 1996        1,271,322              0.46 - 1.29
                                         ---------
                                         ---------

     EMPLOYEES' PLAN
     Outstanding at June 30, 1993                -              -
     Granted                               200,000            $ 4.17 -  4.40
                                         ---------
     Outstanding at June 30, 1994          200,000              4.17 -  4.40
     Granted                               120,000              4.38
     Canceled                              (18,000)             4.38
                                         ---------
     Outstanding at June 30, 1995          302,000              4.17 -  4.40
     Granted (a)                           473,894              0.01 - 19.88
     Exercised                             (42,000)             4.17 -  4.38
     Canceled                               (1,000)            16.38
                                         ---------
     Outstanding at June 30, 1996          732,894              0.01 - 19.88
                                         ---------
                                         ---------

(a) INCLUDES OPTIONS GRANTED IN CONNECTION WITH PBSI'S MERGER WITH CIBER, SEE
    NOTE 2.

                         CIBER, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                    SHARES UNDER OPTION   PER SHARE OPTION PRICE
                                    -------------------   ----------------------
     DIRECTORS' PLAN
     Outstanding at June 30, 1993                -             -
     Granted                                10,000           $ 4.00
                                            ------
     Outstanding at June 30, 1994           10,000             4.00
     Granted                                12,000             4.44 -  6.31
                                            ------
     Outstanding at June 30, 1995           22,000             4.00 -  6.31
     Granted                                14,000            10.75 - 11.63
                                            ------
     Outstanding at June 30, 1996           36,000             4.00 - 11.63
                                            ------
                                            ------


(9)  RELATED PARTY TRANSACTIONS

The Company is a guarantor on a $2,000,000 inventory purchase line of credit with AT&T Capital Corporation to CIBER Network Services, Inc. ("CNSI"), a company that is majority owned by certain officers of the Company. As of June 30, 1996, the outstanding amount for the line of credit was $1,774,000. The highest amount outstanding under the line of credit was $1,896,000 during the year ended June 30, 1995 and $2,000,000 during the year ended June 30, 1996. It is not practical to estimate the fair value of this guarantee and the Company does not expect to incur any losses as a result of this guarantee. Certain officers of the Company have also guaranteed this line of credit and have indemnified the Company against losses that might be incurred as a result of its guaranty.

During the years ended June 30, 1994, 1995 and 1996, CIBER purchased from CNSI several local area networks and various computer equipment and software for approximately $160,000, $268,000 and $923,000, respectively. In January 1994, the Company and CNSI entered into a month-to-month management services agreement which provides that the Company will supply accounting and other administrative services to CNSI at a monthly cost of $2,500.

(10) 401(K) SAVINGS PLAN

The Company has two savings plans under Section 401(k) of the Internal Revenue Code. Company contributions are determined based on the employee's completed years of service, the employee's contribution and the Company's matching contribution percentage. Company contributions were $418,000, $615,000 and $932,000 for the years ended June 30, 1994, 1995 and 1996, respectively.

(11) BUSINESS AND CREDIT CONCENTRATIONS

The Company's clients are located principally throughout the United States. Its revenue and accounts receivable are concentrated with large companies in several industries. One of the Company's clients accounted for 10% of total revenues for the year ended June 30, 1996. In addition, the Company's five largest clients accounted for 25%, 23% and 28% of the Company's total revenues for the years ended June 30, 1994, 1995 and 1996, respectively. The Company has a policy to regularly monitor the creditworthiness of its clients and generally does not require collateral. Historically the Company has not
had the need to provide for material uncollectible amounts.   Through BIT,
the Company has as a concentration of revenues related to clients purchasing software from PeopleSoft, Inc. ("PeopleSoft"). Approximately 11%, 14% and 16% of the Company's total revenues for the years ended June 30, 1994, 1995 and 1996, respectively, were generated from over 100 clients implementing PeopleSoft software.

The Company also has concentrations of credit risk in cash and cash equivalents, which are maintained at recognized financial institutions. The Company performs ongoing financial evaluations of these institutions.

                         CIBER, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12) SUBSEQUENT EVENTS

In July 1996, CIBER acquired certain assets and the business operations of the Business Systems Development division of DataFocus, Inc., Fairfax, Virginia, a subsidiary of KTI, Inc., for approximately $5,000,000. Of the purchase price, $4,954,000 was paid in cash at the closing from CIBER's available cash. The acquisition will be accounted for as a purchase. This division provides Microsoft technology based computer software consulting services.

On September 3, 1996, Spectrum Technology Group, Inc. ("Spectrum") merged with CIBER in a business combination to be accounted for as a pooling of interests. CIBER issued approximately 850,000 shares of common stock in exchange for all of the outstanding common stock of Spectrum. Spectrum, located in Somerville, New Jersey, provides management consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and system integration services. Spectrum had revenues of approximately $8.4 million (unaudited) for the six month period from January 1, 1996 to June 30, 1996.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain statements of operations data for each of the Company's last eight quarters and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments,
necessary for a fair presentation thereof.   All previously reported
information has been restated for the effect of the merger with PBSI in May 1996, which was accounted for as a pooling of interests. The fourth quarters of fiscal 1995 and 1996 include merger costs of $1,075,000 and $901,000, respectively, related to poolings of interests. See note 2.


                                                             FIRST    SECOND    THIRD     FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA                         QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                            -------   -------   -------   -------    -----
YEAR ENDED JUNE 30, 1996
  Revenues                                                  $34,869   $36,033   $40,715   $45,256   $156,873
  Operating income                                            3,045     2,868     3,707     3,803     13,423
  Net income                                                  1,848     1,855     2,518     1,921      8,142
  Pro forma net income                                        1,798     1,804     2,419     2,510      8,531
  Pro forma income per common and common equivalent share     $0.11     $0.10     $0.13     $0.14      $0.49
YEAR ENDED JUNE 30, 1995
  Revenues                                                  $26,655   $27,913   $31,823   $33,760   $120,151
  Operating income                                            1,734     1,539     2,372     1,785      7,430
  Net income                                                  1,054     1,038     1,412       671      4,175
  Pro forma net income                                        1,060       933     1,367       936      4,296
  Pro forma income per common and common equivalent share     $0.07     $0.06     $0.08     $0.06      $0.27

ITEM 9. CHANGES AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers are as follows:

                                                                    SERVED AS
                                                                    OFFICER OR
        NAME         AGE                 POSITIONS                DIRECTOR SINCE      CLASS
- ------------------   ---                 ---------                --------------    ---------
Bobby G. Stevenson    54     Chairman, Chief Executive Officer,        1974         Class III
                              Secretary and Founder

Mac J. Slingerlend    49     President, Chief Operating Officer,       1989         Class II
                              Treasurer and Director

William E. Storrison  37     President/CIBER Information               1992             -
                              Services Division

John B. Maitland      53     Vice President; President of Business
                              Information Technology, Inc. (BIT)       1995             -

James A. Rutherford   50     Director                                  1994         Class II

James C. Spira        53     Director                                  1994         Class I

Roy L. Burger         41     Director                                  1995         Class I

BOBBY G. STEVENSON. Mr. Stevenson is Chairman of the Board of Directors, Chief Executive Officer, Secretary and one of the original three founders of the Company. Mr. Stevenson was Vice President in charge of recruiting and management of the technical staff from 1974 until November 1977 when he became Chief Executive Officer. He has been responsible for all operations of the Company since 1977.

MAC J. SLINGERLEND. Mr. Slingerlend joined the Company in January 1989 as Executive Vice President/Chief Financial Officer, became Treasurer and a director in 1994 and President and Chief Operating Officer in 1996. Prior to joining the Company, Mr. Slingerlend spent 15 years in the banking industry, primarily as a commercial lender, and five years in corporate financial positions in the cable television and hospitality industries.

WILLIAM E. STORRISON. Mr. Storrison has been President/CIBER Information Services Division since 1996. Mr. Storrison was Senior Vice President/Operations of the Company from 1994 to 1996 and, from 1992 to 1994, served as the Company's Vice President/Eastern Operations. Mr. Storrison has been with the Company since 1987 and was previously Branch Manager and Regional Vice President of several of the Company's eastern branch offices.

JOHN B. MAITLAND. Mr. Maitland joined the Company in 1995 as Vice President and as President of BIT when BIT merged with the Company. Mr. Maitland is responsible for the strategic initiatives, organizational development, business growth and overall profitability of BIT. From 1969 to 1981, Mr. Maitland held several positions in management and consulting, lastly as Consulting Manager and Director of Consulting at Integral Systems, Inc., a human resource management systems and financials software producer and consulting firm. In 1981, Mr. Maitland co-founded BIT and became its Executive Vice President and Chief Operating Officer. In 1987, he was promoted to President and Chief Executive Officer of BIT.

JAMES A. RUTHERFORD. Mr. Rutherford has been a director of the Company since February 1994. He is a managing director of Wingset Investments Ltd., a private venture capital company located in New Albany, Ohio. Prior to forming Wingset in 1995, Mr. Rutherford was one of the founders of Goal Systems International Inc., serving in various executive positions and as a director from its incorporation in 1977 until its sale in 1992. Mr. Rutherford is also a director of Symix Systems, Inc., Columbus, Ohio, as well as several private corporations.

JAMES C. SPIRA.   Mr. Spira has been a director of the Company since
September 1994. Since 1995, he has been managing partner with Chicago, Illinois based Diamond Technology Partners, Inc., a management consulting firm providing program management services to design and deploy technology-enabled business strategies. From 1991 to 1995, Mr. Spira was Group Vice President of The Tranzonic Companies, a Cleveland-based holding company. From 1974 through 1991, Mr. Spira was founder, President and Chief Executive Officer of Cleveland Consulting Associates, an operations and systems management consulting firm doing business with large multi-national companies.

ROY L. BURGER. Mr. Burger has been a director of the Company since November 1995. Mr. Burger has approximately 20 years of experience in the equipment leasing and finance industry and has arranged the financing of more than $1.5 billion of equipment. Mr. Burger currently serves as Chairman and Chief Executive Officer of Boulder Capital Group, a company that specializes in equipment leasing and was founded by him in 1986.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference to the Company's 1996 Proxy Statement under the caption, "Executive Compensation," except the Compensation Committee's Report on Executive Compensation which is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference to the Company's 1996 Proxy Statement under the caption "Securities Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference to the Company's 1996 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

     The following financial statements are filed as part of this report:

          Independent Auditors' Report
          Consolidated Balance Sheets - June 30, 1995 and 1996
          Consolidated Statements of Operations - Years Ended June 30, 1994, 1995 and 1996
          Consolidated Statements of Shareholders' Equity - Years Ended June 30, 1994, 1995 and 1996
          Consolidated Statements of Cash Flows - June 30, 1994, 1995 and 1996 Notes to Consolidated Financial Statements

(2)  FINANCIAL STATEMENT SCHEDULES

     None

(3)  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
- -------                            -----------------------
  3(i)     Amended and Restated Certificate of Incorporation of the Company (1)
  3(ii)    Bylaws of the Company (1)
  4.1      Form of Common Stock Certificate (1)
 10.1 Corporate Guaranty, dated April 14, 1993, executed by the Company for the benefit of AT&T guaranteeing the payment of CIBER Network Services, Inc. of borrowings under a loan (1)
 10.2 Management Services Agreement, dated effective January 1, 1994, by and among the Company and CIBER Network Services, Inc. (1)
 10.3 Implementation Partners Agreement dated September 1, 1993, by and between Business Information Technology, Inc. and
           PeopleSoft, Inc. (2)
 10.4      1989 CIBER, Inc. Employee Stock Option Plan (1)
 10.5      Form of CIBER, Inc. Non-employee Directors' Stock Option Plan (1)
 10.6      Form of CIBER, Inc. Equity Incentive Plan (1)
 10.7      CIBER, Inc. Savings 401(k) Plan effective January 1, 1989 (1)
 10.8      Business Information Technology, Inc. Savings 401(k) Plan(2)
 10.9      CIBER, Inc. Employee Stock Purchase Plan (2)
 10.10 Form of Employment Agreement by and between the Company and Bobby G. Stevenson (2)
 10.11     Form of Employment Agreement by and between the Company and Mac
           J. Slingerlend (2)
 10.12 Form of Employment Agreement by and between the Company and William Storrison (2)
 10.13 Form of Employment Agreement by and between the Company and Prasong Suvarnasorn (2)
 10.14 Guaranty, dated December 31, 1993, by and among the Company and certain executive officers of the Company (1)
 10.15 Guaranty, dated April 14, 1993, by and among the Company and certain executive officers of the Company (1)
 10.16     Letter Agreement dated May 23, 1994, between the Company and
           C.P.U., Inc. (3)
 10.17 Non-Competition Agreement dated May 23, 1994, between the Company and C.P.U., Inc. (3)
 10.18 Non-Competition Agreement dated May 23, 1994, between the Company and James Growney (3)
 10.19 Employment Agreement dated May 23, 1994, between the Company and James Growney (3)
 10.20 Letter Agreement dated January 10, 1995, between the Company and Interface Systems, Inc. (4)
 10.21 Non-Competition Agreement dated January 10, 1995, between the Company and Interface Systems, Inc. (4)
 10.22 Non-Competition Agreement dated January 10, 1995, between the Company and Dennis Nitka (4)
 10.23 Employment Agreement dated January 10, 1995, between the Company and Dennis Nitka (4)
 10.24     Agreement and Plan of Reorganization and Liquidation dated
           May 10, 1995, among the Company, Spencer & Spencer Systems, Inc.
           and others (5)
 10.25 Registration Rights Agreement dated May 11, 1995, by and among the Company and Linda Spencer, Robert Spencer and David Pieroni (5)

 10.26     Consulting and Non-Competition Agreement dated May 11, 1995 by and among the Company, Spencer Acquisition Corp. and Linda
           Spencer (5)
 10.27     Consulting and Non-Competition Agreement dated May 11, 1995, by and among the Company, Spencer Acquisition Corp. and Robert
           Spencer (5)
 10.28     Consulting and Non-Competition Agreement dated May 11, 1995, by and between the Company, Spencer Acquisition Corp. and David Pieroni (5)
 10.29     Option Agreement dated May 11, 1995, by and between the Company and David Pieroni (5)
 10.30     Agreement and Plan of Reorganization and Liquidation dated
           June 30, 1995, by and among the Company and Business Information Technology, Inc. (6)
 10.31     Registration Rights Agreement dated June 30, 1995, by and among the Company, Paul Piper, John Maitland and the BIT Class B Stockholder Liquidating Trust (6)
 10.32 Consulting and Non-Competition Agreement dated June 30, 1995, by and among the Company, BIT Acquisition Corp. and Paul Piper (6)
 10.33     Employment Agreement dated June 30, 1995, by and among the
           Company, BIT Acquisition Corp. and John Maitland (6)
 10.34     Letter Agreement dated September 1, 1995 by and between Broadway
           & Seymour, Inc. and the Company, incorporated by reference to the Current Report on Form 8-K, dated September 12, 1995
 10.35 Revolving Line of Credit Agreement dated March 8, 1996 between CIBER, Inc. and UMB Bank of Colorado, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1996
 10.36     Letter Agreement dated February 29, 1996 among CIBER, Inc.,
           OASYS, Inc., Tony Andrews and Ronald Oats, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996
 10.37 Agreement and plan of merger by and among Practical Business Solutions, Inc., CIBER, Inc., William Crafton, Bruce Austin and Norman Banville, dated April 23, 1996, incorporated by reference to the Current Report on Form 8-K dated May 7, 1996
 10.38     Salary Continuation Retirement Plan for Mac J. Slingerlend
 21.1      Subsidiaries (as of September 3, 1996):
              1. Business Information Technology, Inc., a Delaware corporation
              2. Spectrum Technology Group, Inc., a New Jersey corporation
              3. CIBER Employee Services, Inc., a Delaware corporation
              4. CIBER Client Services, Inc., a Delaware corporation
 23.1    Consent of KPMG Peat Marwick LLP
 27.1    Financial Data Schedule
_________________________

 (1)   Incorporated by reference to the Registration Statement on Form
       S-1, as amended (File No. 33-74774), as filed with the Commission on February 2, 1994.
 (2) Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-96988), on September 15, 1995.
 (3) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on June 6, 1994.
 (4) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 23, 1995.
 (5) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on May 25, 1995.
 (6) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 14, 1995.

(b) REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED JUNE 30, 1996

          The Company filed a Current Report on Form 8-K, dated May 7, 1996, announcing the closing of the merger of Practical Business Solutions, Inc., Boston, MA, into CIBER in a tax-free reorganization accounted for as a pooling of interests.

          The Company filed a Current Report on Form 8-K, dated May 30, 1996, announcing a 2-for-1 split of CIBER's Common Stock effective May 31, 1996 and payable as of June 14, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CIBER, INC.
                                        (Registrant)

Date:  September 23, 1996               By  /s/ BOBBY G. STEVENSON
                                          -----------------------------------
                                          Bobby G. Stevenson
                                          CHIEF EXECUTIVE OFFICER AND SECRETARY


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                             Title                            Date
         ---------                             -----                            ----
/s/  Bobby G. Stevenson          Chairman, Chief Executive Officer       September 23, 1996
- -----------------------------    and Secretary
     Bobby G. Stevenson


/s/  Mac J. Slingerlend          President, Chief Operating Officer,     September 23, 1996
- -----------------------------    Treasurer and Director (Principal
     Mac J. Slingerlend          Financial Officer)


/s/  Christopher L. Loffredo     Vice President/Chief Accounting         September 23, 1996
- -----------------------------    Officer (Principal Accounting
     Christopher L. Loffredo     Officer)


/s/  James A. Rutherford         Director                                September 23, 1996
- -----------------------------
     James A. Rutherford


   /s/  James C. Spira           Director                                September 23, 1996
- -----------------------------
        James C. Spira


    /s/  Roy L. Burger           Director                                September 23, 1996
- -----------------------------
         Roy L. Burger