Form 10-Q
period 1996-09-30
CIBER INC
filed 1996-11-08
CIK 918581

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    -----------

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



    For the quarter ended:                            Commission file number:
    SEPTEMBER 30, 1996                                        0-23488


                                   CIBER, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                38-2046833
    (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               5251 DTC PARKWAY
                                   SUITE 1400
                             ENGLEWOOD, CO  80111
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                          Telephone Number:  (303) 220-0100

                                    -----------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X       No
                                     ---          ---


     As of September 30, 1996, there were 17,934,591 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                  CIBER, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                                         PAGE
                                                                        NUMBER
                                                                        -------
PART I.      FINANCIAL INFORMATION:

  Item 1.    Consolidated Statements of Operations
             Three months ended September 30, 1996 and 1995 (Unaudited)     2

             Consolidated Balance Sheets
             September 30, 1996 and June 30, 1996 (Unaudited)               3

             Consolidated Statements of Cash Flows
             Three months ended September 30, 1996 and 1995 (Unaudited)     4

             Notes to Consolidated Financial Statements (Unaudited)         5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7

PART II.     OTHER INFORMATION                                              9

             SIGNATURES                                                     9

                        CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                             1995(1)             1996
                                                               ---------         ---------
Revenues                                                       $  38,258         $  49,489
Salaries, wages and other direct costs                            26,000            33,431
Selling, general and administrative expenses                       8,654            10,656
Amortization of intangible assets                                    437               517
Merger costs                                                          --               597
                                                               ---------         ---------
    Operating income                                               3,167             4,288
Interest income                                                       16               212
Interest expense                                                    (104)               --
                                                               ---------         ---------
    Income before income taxes                                     3,079             4,500
Income tax expense                                                 1,158             2,866
                                                               ---------         ---------
    Net income                                                 $   1,921         $   1,634
                                                               ---------         ---------
                                                               ---------         ---------

Pro forma information:
    Historical net income                                          1,921             1,634
    Pro forma adjustment to income tax expense                       (50)              969
                                                               ---------         ---------
    Pro forma net income                                       $   1,871         $   2,603
                                                               ---------         ---------
                                                               ---------         ---------

    Pro forma income per common and common equivalent share    $    0.11         $    0.14
                                                               ---------         ---------
                                                               ---------         ---------

Weighted average common and common equivalent shares              17,200            19,069
                                                               ---------         ---------
                                                               ---------         ---------






(1) Restated - See Note 2.

See accompanying notes to consolidated financial statements.

                        CIBER, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                                  JUNE 30,  SEPTEMBER 30,
                                                                  1996(1)       1996
IN THOUSANDS, EXCEPT SHARE DATA                                   -------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                     $17,071      $19,401
    Accounts receivable                                            34,969       34,732
    Prepaid expenses and other assets                                 628        1,134
    Income taxes                                                       --          195
    Deferred income taxes                                             417           --
                                                                  -------      -------
         Total current assets                                      53,085       55,462
                                                                  -------      -------
Property and equipment, at cost                                     4,992        5,624
Less accumulated depreciation and amortization                     (2,508)      (2,712)
                                                                  -------      -------
         Net property and equipment                                 2,484        2,912
                                                                  -------      -------
Intangible assets, net                                             12,775       17,148
Deferred income taxes                                                 458          530
Other assets                                                          920          857
                                                                  -------      -------
         Total assets                                             $69,722      $76,909
                                                                  -------      -------
                                                                  -------      -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade payables                                                $ 1,521        1,829
    Accrued compensation                                            6,670        9,588
    Accrued expenses and other liabilities                          2,584        2,161
    Income taxes payable                                              640           --
    Deferred income taxes                                              --        1,654
                                                                  -------      -------
         Total current liabilities                                 11,415       15,232
Long-term acquisition costs payable                                   200          200
                                                                  -------      -------
         Total liabilities                                         11,615       15,432
                                                                  -------      -------
Shareholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
         authorized, no shares issued                                  --           --
    Common stock, $0.01 par value, 40,000,000 shares authorized,
         17,790,000 and 17,935,000 shares issued and outstanding      178          179
    Additional paid in capital                                     37,237       41,102
    Retained earnings                                              20,692       20,196
                                                                  -------      -------
         Total shareholders' equity                                58,107       61,477
                                                                  -------      -------
Commitments and contingencies
         Total liabilities and shareholders' equity               $69,722      $76,909
                                                                  -------      -------
                                                                  -------      -------

(1) Restated - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                       1995(1)       1996
IN THOUSANDS                                                           -------      -------
OPERATING ACTIVITIES:
    Net income                                                         $ 1,921      $ 1,634
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Deferred income taxes                                              84          956
         Depreciation and amortization                                     581          809
         Compensation expense related to stock and stock options             4           23
         Changes in operating assets and liabilities, net of the
           effects of acquisitions:
              Accounts receivable                                       (1,732)         237
              Intangible assets                                           (127)        (140)
              Other current and long-term assets                          (606)        (443)
              Trade payables                                                14          308
              Accrued compensation                                       2,035        2,873
              Income taxes payable                                         265         (835)
              Other liabilities                                           (402)        (423)
                                                                       -------      -------
                   Net cash provided by operating activities             2,037        4,999
                                                                       -------      -------
INVESTING ACTIVITIES:
    Acquisitions                                                          (956)      (4,980)
    Purchases of property and equipment                                   (239)        (445)
                                                                       -------      -------
                   Net cash used in investing activities                (1,195)      (5,425)
                                                                       -------      -------
FINANCING ACTIVITIES:
    Net payments on bank lines of credit                                  (700)          --
    Proceeds from sales of common stock, net                               147          572
    Payments on notes payable                                             (110)          --
    Current portion of tax benefit from exercise of stock options          379        2,184
                                                                       -------      -------
                   Net cash provided by (used in) financing activities    (284)       2,756
                                                                       -------      -------
                   Net increase in cash and cash equivalents               558        2,330
    Cash and cash equivalents, beginning of period                       2,335       17,071
                                                                       -------      -------
    Cash and cash equivalents, end of period                           $ 2,893      $19,401
                                                                       -------      -------
                                                                       -------      -------
Supplemental cash flow information:
    Cash paid for interest                                             $   100      $    --
    Cash paid for income taxes                                             445          366

(1) Restated - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company, without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principals have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's June 30, 1996 Annual Report on Form 10-K. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

     Pro forma net income has been presented because certain companies, which have merged with CIBER and have been accounted for as poolings of interests, were S corporations and generally not subject to federal income taxes. The pro forma adjustment to income taxes has been computed as if the merged companies had been taxable entities subject to federal and state income taxes for all periods prior to their merger with CIBER at the marginal rates applicable in such periods. In addition, the pro forma adjustment to income tax expense has been affected to exclude one-time tax expense or benefit resulting from the change in tax status of these merged companies. Also, the computation of weighted average common and common equivalent shares includes the shares issued in connection with business combinations accounted for as a pooling of interests as if they had been outstanding for all periods prior to the merger.

2.   POOLING OF INTERESTS

     On September 3, 1996, Spectrum Technology Group, Inc. ("Spectrum") merged with the Company in a business combination accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Spectrum. The Company issued 853,116 shares of its common stock in exchange for all of the outstanding common stock of Spectrum. Spectrum, located in Somerville, New Jersey, provides management consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. In connection with the merger, the Company incurred merger costs of $597,000 during the quarter ended September 30, 1996.

     Revenues, net income (loss), and pro forma net income of the separate companies and of the two companies combined were (in thousands):

                                                CIBER   SPECTRUM   COMBINED
                                                -----   --------   --------
     Three Months ended September 30, 1996
      Revenues                                 $45,292    $4,197    $49,489
      Net income (loss)                          2,169      (535)     1,634
      Pro forma net income                       2,169       434      2,603
     Three Months ended September 30, 1995
      Revenues                                  34,869     3,389     38,258
      Net income                                 1,848        73      1,921
      Pro forma net income                       1,798        73      1,871
     Year ended June 30, 1996
      Revenues                                 156,873    15,278    172,151
      Net income                                 8,142     1,151      9,293
      Pro forma net income                       8,531       229      8,760

     During the quarter ended December 31, 1995, Spectrum elected S corporation status for federal income tax purposes, effective for its tax year ended December 31, 1995. As an S corporation, Spectrum was generally not subject to income taxes. As a result of the change in Spectrum's tax status, income tax expense for the year ended June 30, 1996 includes a one-time tax benefit of $818,000, resulting from the elimination of Spectrum's net deferred tax liability. Thereafter, no provision for income taxes is included for the operations of Spectrum prior to its merger with CIBER. Upon Spectrum's merger with CIBER, Spectrum's
     S corporation status was terminated and the Company has recorded a one-time income tax expense of $1,202,000 during the quarter ended September 30, 1996 to record the net deferred tax liability of Spectrum at the merger date.


3.   SHAREHOLDERS' EQUITY

     Changes in shareholder's equity during the three months ended September 30, 1996 were as follows (in thousands):

     BALANCE AT BEGINNING OF PERIOD, AS RESTATED (SEE NOTE 2)      $58,107
     Issuance of common stock for options exercised                    214
     Sale of common stock under employee stock purchase plan           328
     Sale of common stock                                               30
     Tax benefit from exercise of stock options                      1,141
     Compensation expense related to stock and stock options            23
     Net income                                                      1,634
                                                                   -------
     BALANCE AT END OF PERIOD                                      $61,477
                                                                   -------
                                                                   -------

4.   ACQUISITION

     In July 1996, the Company acquired certain assets, liabilities and all of the business operations of the Business Systems Development division of DataFocus, Inc., Fairfax, Virginia, a subsidiary of KTI, Inc. This acquisition was accounted for under the purchase method of accounting. Accordingly, the Company's consolidated financial statements include the results of operations of this acquired business since the date of acquisition. Pro forma results of operations have not been presented because the effects were not material to revenues or net income. The aggregate purchase price was $4,980,000, of which $4,751,000 has been allocated to goodwill and $229,000 has been allocated to other net assets. This division provides Microsoft technology based computer software consulting services.

5.   RELATED PARTY TRANSACTIONS

     CIBER Network Services, Inc. ("CNSI"), a related party, has a inventory purchase line of credit from AT&T Capital Corporation that is guaranteed by the Company. Certain of the Company's officers have also guaranteed this line of credit and indemnified the Company from any loss on its guaranty. Effective October 25, 1996, the maximum borrowings available under this line of credit was increased from $2,000,000 to $3,000,000. At September 30, 1996, there was $1,239,000 outstanding on this line of credit.

6.   SUBSEQUENT EVENTS

     On October 29, 1996 the Company's shareholders approved (i) an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000, (ii) an increase in the number of shares of common stock reserved for issuance pursuant to the Company's Equity Incentive Plan
     (the "Employees' Plan") from 1,000,000 to 2,000,000, and (iii) an increase in the number of shares of common stock reserved for issuance pursuant to the Company's Employee Stock Purchase Plan from 500,000 to 1,000,000.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company had cash and cash equivalents of $19.4 million and a current ratio of 3.64:1 at September 30, 1996. It had total liabilities of $15.4 million versus total shareholders' equity of $61.5 million. Net cash provided by operating activities was $5.0 million and $2.0 million for the three months ended September 30, 1996 and 1995, respectively. Net income, excluding noncash charges (primarily depreciation, amortization and deferred income taxes) provided cash of $3.4 million and $2.6 million during the three months ended September 30, 1996 and 1995, respectively. In addition, changes in operating assets and liabilities provided cash of $1.6 million during the three months ended September 30, 1996 versus using cash of $553,000 during the same period in 1995.

Investing activities, primarily acquisitions, used cash of $5.4 million and $1.2 million during the three months ended September 30, 1996 and 1995, respectively. The Company acquired the Business Systems Development division of DataFocus, Inc. in July 1996 and acquired the Rochester, Minnesota branch office of Broadway & Seymour, Inc. in September 1995.

Financing activities provided cash of $2.8 million during the three months ended September 30, 1996 versus using cash of $284,000 during the same period in 1995. During the three months ended September 30, 1996, the Company recognized $1.1 million as a direct increase to additional paid in capital from the tax benefits resulting from the exercise of stock options. This, together with $1.0 million of current tax benefits resulting from the exercise of stock options which were accounted for as deferred tax assets at June 30, 1996, reduced the Company's income taxes payable, and provided cash of $2.2 million during the three months ended September 30, 1996. The Company did not borrow under its $15 million revolving line of credit during the three months ended September 30, 1996. During, the three months ended September 31, 1995, the Company used cash of $700,000 to reduce its borrowings under its lines of credit.

RESULTS OF OPERATIONS

The Company's revenues were primarily generated from two areas, information technology consulting services and strategic consulting services. Information technology consulting services are provided by the Company's CIBER Information Services division ("CIS") while strategic consulting services are provided by the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum") and Business Information Technology, Inc. ("BIT").

The Company's total revenues for the three months ended September 30, 1996 increased 29.4% to $49.5 million from $38.3 million for the three months ended September 30, 1995. For the three months ended September 30, 1996, CIS revenues increased 27.7% to $36.4 million from $28.5 million for the three months ended September 30, 1995 and strategic consulting services revenues increased 34.2% to $13.1 million from $9.8 million for the three months ended September 30, 1995. CIS revenues accounted for 73.5% and 74.4% of total revenues for the three months ended September 30, 1996 and 1995, respectively. The increase in the Company's CIS revenues was derived primarily from increases in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed was due primarily to internal growth in branch offices and the inclusion of operations of the Minnesota branch and the Columbus branch for the three months ended September 30, 1996 versus only one month for the Minnesota branch for the three months ended September 30, 1995. These acquired branches accounted for approximately $1.4 million of additional revenues for the three months ended September 30, 1996 as compared to 1995. Strategic consulting services revenues have increased primarily due to increased volume of customers implementing PeopleSoft, Inc. software, increased national management consulting level sales, increased project responsibilities for existing clients and the acquisition of the Business Systems Development division of DataFocus, Inc. in July 1996.

Salaries, wages and other direct costs are comprised primarily of consultant wages, payroll taxes, direct benefits and related costs, and increased 28.6% to $33.4 million (67.5% of revenues) for the three months ended September 30, 1996 from $26.0 million (68.0% of revenues) for the three months ended September 30, 1995.

Selling, general and administrative expenses ("SG&A") increased 23.1% to $10.7 million (21.5% of revenues) for the three months ended September 30, 1996 from $8.7 million (22.6% of revenues) for the three months ended September 30, 1995. This decrease in SG&A expenses as a percentage of revenues was due primarily to the Company's ability to contain overhead salaries and spread fixed costs over greater revenues. SG&A expenses may vary as a percentage of revenues depending on the acquisitions and mergers completed, if any, during any given period.

Amortization of intangible assets increased 18.3% to $517,000 for the three months ended September 30, 1996 from $437,000 for the three months ended September 30, 1995. This increase was primarily due to the Company's acquisitions during fiscal 1997 and 1996.

Net interest income was $212,000 for the three months ended September 30, 1996 as compared to net interest expense of $88,000 for the three months ended September 30, 1995. As a result of the Company's November 1995 public sale of common stock, the Company reduced its borrowings under its bank line of credit and significantly increased its investment in interest earning cash equivalent instruments.

The Company's effective tax rates were 63.7% and 37.6% for the three months ended September 30, 1996 and 1995, respectively. The increase was primarily due to a one-time charge of $1.2 million to income tax expense related to Spectrum's termination of its S corporation status upon its merger with CIBER, which was partially offset by non-taxable S corporation income, and to a lesser extent,
nondeductible merger costs.   As a result of these one-time merger related tax
effects and merger costs of $597,000, net income decreased to $1.6 million for the three months ended September 30, 1996 from $1.9 million in the corresponding period in the prior year.

The Company's pro forma net income increased 39.1% to $2.6 million (5.3% of revenues) for the three months ended September 30, 1996 from $1.9 million (4.9% of revenues) for the three months ended September 30, 1995. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Cautionary statement under the "Safe-Harbor" provisions of the Initial Private Securities Litigation Reform Act of 1995: Included in this report and other information presented elsewhere by management from time to time, including, but not limited to, the Annual Report to Shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases and investor presentations, are forward-looking statements about business strategies, market potential, future financial performance and other matters which may reflect management's current expectations. These forward-looking statements involve risks and uncertainties that could cause actual results to vary materially from those referred to in such statements. Factors that could cause or contribute to such variance include, but are not limited to: dependence on significant clients, continued acceptance and growth of PeopleSoft, Inc. software, the Company's ability to attract and retain qualified consultants, project risks, the Company's ability to effectively manage and integrate business combinations, and competition. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                              PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               27.1 Financial Data Schedule
               No Reports on Form 8-K were filed during the period.


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    CIBER, INC.
                                    (Registrant)



Date  NOVEMBER 8, 1996       By /s/ MAC J. SLINGERLEND
      ----------------          -------------------------------------
                                Mac J. Slingerlend
                                President and Chief Operating Officer


Date NOVEMBER 8, 1996        By  /s/RICHARD A. MONTONI
      ----------------          -------------------------------------
                                Richard A. Montoni
                                Executive Vice President/Chief Financial Officer