Form 10-Q
period 1996-12-31
CIBER INC
filed 1997-02-10
CIK 918581

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     ------------

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended:                       Commission file number:
           DECEMBER 31, 1996                                  0-23488



                                     CIBER, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                  38-2046833
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)



                                   5251 DTC PARKWAY
                                      SUITE 1400
                                 ENGLEWOOD, CO  80111
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                          Telephone Number:  (303) 220-0100


                                     ------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                    -----        -----

As of December 31, 1996, there were 18,689,390 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                           Page
                                                                          Number
                                                                          ------
PART I.             FINANCIAL INFORMATION


Item 1.             Financial Statements (unaudited):

                    Consolidated Statements of Operations
                    Three and six months ended December 31, 1996 and 1995    2

                    Consolidated Balance Sheets
                    December 31, 1996 and June 30, 1996                      3

                    Consolidated Statements of Cash Flows
                    Six months ended December 31, 1996 and 1995              4

                    Notes to Consolidated Financial Statements               5


Item 2.             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9


PART II.            OTHER INFORMATION                                       13

                    SIGNATURES                                              14

                         CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                                --------------------      ---------------------
IN THOUSANDS, EXCEPT PER SHARE DATA             1995(1)        1996       1995(1)        1996
                                                -------      -------      -------      --------
Revenues                                        $43,066      $59,720      $85,009      $113,750
Salaries, wages and other direct costs           29,805       41,082       57,964        77,475
Selling, general and administrative expenses      9,670       12,919       19,706        25,005
Amortization of intangible assets                   456          607          898         1,129
Merger costs                                          -          596            -         1,218
                                                -------      -------      -------      --------
  Operating income                                3,135        4,516        6,441         8,923
Interest income                                     162          216          192           439
Interest expense                                    (82)           -         (186)            -
                                                -------      -------      -------      --------
  Income before income taxes                      3,215        4,732        6,447         9,362
Income tax expense                                  273        2,343        1,482         5,179
                                                -------      -------      -------      --------
  Net income                                    $ 2,942      $ 2,389      $ 4,965      $  4,183
                                                -------      -------      -------      --------
                                                -------      -------      -------      --------

Pro forma information (Note 1):
  Historical net income                         $ 2,942      $ 2,389      $ 4,965      $  4,183
  Pro forma adjustment to income tax expense       (963)         420       (1,023)        1,308
                                                -------      -------      -------      --------
  Pro forma net income                          $ 1,979      $ 2,809      $ 3,942      $  5,491
                                                -------      -------      -------      --------
                                                -------      -------      -------      --------

  Pro forma income per common and common
   equivalent share                             $  0.10      $  0.14      $  0.21      $   0.28
                                                -------      -------      -------      --------
                                                -------      -------      -------      --------

Weighted average common and common
 equivalent shares                               19,006       20,095       18,483        19,962
                                                -------      -------      -------      --------
                                                -------      -------      -------      --------











(1) Restated for poolings of interests - See Note 2.

See accompanying notes to consolidated financial statements.

                             CIBER, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                               JUNE 30,  DECEMBER 31,
IN THOUSANDS, EXCEPT SHARE DATA                                1996(1)       1996
                                                               --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $17,465      $11,398
  Accounts receivable                                           37,671       44,048
  Inventories                                                        -          349
  Prepaid expenses and other assets                                760        2,141
  Income taxes                                                       -        1,604
  Deferred income taxes                                            417            -
                                                               -------      -------
      Total current assets                                      56,313       59,540
                                                               -------      -------
Property and equipment, at cost                                  5,475        7,645
Less accumulated depreciation and amortization                  (2,745)      (3,277)
                                                               -------      -------
      Net property and equipment                                 2,730        4,368
                                                               -------      -------
Intangible assets, net                                          12,801       21,588
Deferred income taxes                                              458          521
Other assets                                                       964        1,038
                                                               -------      -------
      Total assets                                             $73,266      $87,055
                                                               -------      -------
                                                               -------      -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade payables                                               $ 1,555      $ 4,485
  Accrued compensation                                           8,242        8,573
  Other accrued expenses and liabilities                         2,741        3,892
  Income taxes payable                                             642            -
  Deferred income taxes                                            467        1,861
                                                               -------      -------
      Total current liabilities                                 13,647       18,811
Long-term acquisition costs payable                                200          200
                                                               -------      -------
      Total liabilities                                         13,847       19,011
                                                               -------      -------
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued                                     -            -
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    18,403,000 and 18,689,000 shares issued and outstanding        184          187
  Additional paid-in capital                                    37,248       44,567
  Retained earnings                                             21,987       23,290
                                                               -------      -------
      Total shareholders' equity                                59,419       68,044
                                                               -------      -------
Commitments and contingencies
      Total liabilities and shareholders' equity               $73,266      $87,055
                                                               -------      -------
                                                               -------      -------

(1) Restated for poolings of interests - See Note 2.

See accompanying notes to consolidated financial statements.

                             CIBER, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              SIX MONTHS ENDED DECEMBER 31,
                                                              -----------------------------
IN THOUSANDS                                                      1995(1)        1996
                                                                 --------      --------
OPERATING ACTIVITIES:
  Net income                                                      $ 4,965      $ 4,183
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                 1,221        1,765
      Deferred income taxes                                          (541)         872
      Compensation expense related to stock and stock options           9           22
      Changes in operating assets and liabilities, net of the
       effects of acquisitions:
         Accounts receivable                                       (2,367)      (3,100)
         Inventories                                                    -          226
         Intangible assets                                           (127)        (690)
         Other current and long-term assets                          (542)      (1,337)
         Trade payables                                               756        1,095
         Accrued compensation                                         292           94
         Income taxes payable                                      (1,813)      (2,246)
         Other accrued expenses and liabilities                      (148)         593
                                                                  -------      -------
           Net cash provided by operating activities                1,705        1,477
                                                                  -------      -------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                 (956)      (6,071)
  Purchases of property and equipment                                (670)      (1,471)
                                                                  -------      -------
           Net cash used in investing activities                   (1,626)      (7,542)
                                                                  -------      -------

FINANCING ACTIVITIES:
  Net payments on bank lines of credit                             (5,500)      (1,900)
  Proceeds from sales of common stock, net                         19,498        1,116
  Payments on notes payable                                          (110)      (1,096)
  Current portion of tax benefit from exercise of stock options     1,600        2,717
  Distributions by merged company                                  (1,382)        (839)
                                                                  -------      -------
           Net cash provided by (used in) financing activities     14,106           (2)
                                                                  -------      -------
           Net increase (decrease) in cash and cash equivalents    14,185       (6,067)
  Cash and cash equivalents, beginning of period                    3,908       17,465
                                                                  -------      -------
  Cash and cash equivalents, end of period                        $18,093      $11,398
                                                                  -------      -------
                                                                  -------      -------

Supplemental cash flow information:
  Cash paid for interest                                          $   189      $     -
  Cash paid for income taxes                                        2,169        3,722

(1) Restated for poolings of interests - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated December 12, 1996. However, such audited consolidated financial statements included in Form 8-K have not been restated for the Technology Management Group, Inc. and Technical Support Group, Inc. poolings of interests discussed in note 2. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

Pro forma net income has been presented because certain companies, which have merged with CIBER in business combinations accounted for as poolings of interests, were S corporations and generally not subject to income taxes. Accordingly, no provision for income taxes has been included in the consolidated financial statements for the operations of these companies prior to their merger with CIBER. The pro forma adjustment to income taxes has been computed as if the merged companies had been taxable entities subject to income taxes for all periods prior to their merger with CIBER at the marginal rates applicable in such periods. In addition, the pro forma adjustment to income tax expense has been affected to exclude the one-time tax expense or benefit resulting from changes in the tax status of these merged companies.

The computation of weighted average common and common equivalent shares includes the shares and options issued in connection with business combinations accounted for as a pooling of interests as if they had been outstanding for all periods prior to the merger.

Inventories, which consist of computer networking equipment and supplies, are stated at the lower of cost or market using the first-in, first-out method.

(2)  POOLINGS OF INTERESTS

Since June 30, 1996, the following companies have merged with CIBER in business combinations accounted for as poolings of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the respective merger to include the results of operations, financial position, and cash flows of the merged companies.

TECHNOLOGY MANAGEMENT GROUP, INC. ("TMG") - On November 26, 1996, the Company issued 242,179 shares of its common stock and granted options for 163,007 shares of the Company's common stock (at an aggregate exercise price of $547,000) in exchange for all of the outstanding shares of common stock and the cancellation of options of TMG. The CIBER stock options replaced existing TMG stock options. TMG, located in Seattle, Washington, provides consulting services similar to CIBER.

TECHNICAL SUPPORT GROUP, INC. ("TSG") - On November 27, 1996, the Company issued 370,376 shares of its common stock and assumed all of TSG's liabilities in exchange for all of the assets of TSG. TSG, located in Chicago, Illinois, provides consulting services similar to CIBER. Prior to its merger with the Company, TSG had elected S Corporation status for federal income tax purposes and was generally not subject to income taxes. Upon TSG's merger with CIBER, CIBER has recorded a one-time income tax expense of $515,000 to record the net deferred tax liability of TSG at the merger date.

                         CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (UNAUDITED)


Revenues, net income, and pro forma net income of CIBER and of TMG and TSG collectively, prior to their mergers with CIBER, and on a combined basis, were (in thousands):
                                                          TMG AND
                                                CIBER       TSG     COMBINED
                                               --------   -------   --------
    Six Months ended December 31, 1996 (1)
      Revenues                                 $105,445   $ 8,305   $113,750
      Net income                                  4,094        89      4,183
      Pro forma net income                        4,982       509      5,491
    Three Months ended September 30, 1996
      Revenues                                 $ 49,489   $ 4,541   $ 54,030
      Net income                                  1,634       160      1,794
      Pro forma net income                        2,603        79      2,682
    Year ended June 30, 1996
      Revenues                                 $172,151   $15,502   $187,653
      Net income                                  9,293       714     10,007
      Pro forma net income                        8,760       528      9,288
    Year ended June 30, 1995
      Revenues                                 $130,458   $13,387   $143,845
      Net income                                  4,465       740      5,205
      Pro forma net income                        4,586       506      5,092

(1)  Amounts for TMG and TSG are through the merger dates.

SPECTRUM TECHNOLOGY GROUP, INC. ("SPECTRUM") - On September 3, 1996, the Company issued 853,116 shares of its common stock in exchange for all of the outstanding common stock of Spectrum. Spectrum, located in Somerville, New Jersey, provides management consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services.

During the quarter ended December 31, 1995, Spectrum elected S corporation status for federal income tax purposes, effective for its tax year ended December 31, 1995. As an S corporation, Spectrum was generally not subject to income taxes. As a result of the change in Spectrum's tax status, income tax expense for the year ended June 30, 1996 includes a one-time tax benefit of $818,000, resulting from the elimination of Spectrum's net deferred tax liability. Thereafter, no provision for income taxes is included for the operations of Spectrum prior to its merger with CIBER. Upon Spectrum's merger with CIBER, Spectrum's S corporation status was terminated and CIBER has recorded a one-time income tax expense of $1,202,000 to record the net deferred tax liability of Spectrum at the merger date.

                         CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (UNAUDITED)


The following table sets forth certain statement of operations data for each of the quarters indicated below, which data has been restated to reflect the poolings of interests with TMG and TSG.

                                First    Second     Third    Fourth
                               Quarter   Quarter   Quarter   Quarter    Total
                               -------   -------   -------   -------   --------
   YEAR ENDED JUNE 30, 1996
     Revenues                  $41,943   $43,066   $48,291   $54,353   $187,653
     Operating income            3,306     3,135     3,978     4,140     14,559
     Net income                  2,023     2,942     2,781     2,261     10,007
     Pro forma net income        1,963     1,979     2,583     2,703      9,228
     Pro forma income per
      common and common
      equivalent share         $   .11   $   .10   $   .13   $   .14   $    .48
   YEAR ENDED JUNE 30, 1995
     Revenues                  $32,057   $33,559   $37,778   $40,451   $143,845
     Operating income            2,184     1,835     2,798     1,892      8,709
     Net income                  1,422     1,315     1,775       693      5,205
     Pro forma net income        1,335     1,119     1,629     1,009      5,092
     Pro forma income per
      common and common
      equivalent share         $   .08   $   .06   $   .09   $   .06   $    .29


(3)  ACQUISITIONS

On December 2, 1996, the Company acquired CIBER Network Services, Inc. ("CNSI"), which was majority owned by certain officers of the Company, for consideration of approximately $3.7 million, consisting of 68,631 shares of the Company's common stock and approximately $1.2 million in cash. In addition, the Company assumed net liabilities of approximately $800,000, resulting in a total purchase price of approximately $4.5 million. Additionally, contingent consideration of up to $2.6 million will be paid to the sellers if CNSI achieves certain performance objectives in each of the 12-month periods ending October 31, 1997, 1998 and 1999. The contingent consideration, if earned, will be payable at the sellers' option in the Company's common stock, at the then prevailing market price, or in cash. This acquisition has been accounted for as a purchase. The Company has recorded goodwill of approximately $4.5 million, which will be amortized over 15 years. Any contingent consideration paid will be accounted for as additional goodwill. For income tax purposes, this acquisition was a non-taxable transaction. CNSI, which has offices in Edison, NJ, Denver, CO, and San Francisco, CA, provides local and wide-area networking solutions, including design, procurement, installation, testing, and maintenance. The results of operations of CNSI after the acquisition date are included in the Company's consolidated statement of operations.

Had the acquisition of CNSI occurred at the beginning of the respective periods, revenues would have been increased by approximately $18.3 million and $8.1 million, for the year ended June 30, 1996 and for the six months ended December 31, 1996, respectively. The effects on pro forma net income and pro forma income per common share would not have been material.

In July 1996, the Company acquired certain assets, liabilities and all of the business operations of the Business Systems Development division of DataFocus, Inc., Fairfax, Virginia, a subsidiary of KTI, Inc. This acquisition has been accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of this acquired business since the date of acquisition. Pro forma results of operations have not been presented because the effects were not material to revenues or net income. The aggregate purchase price was $4,980,000, of which $4,751,000 has been allocated to goodwill and $229,000 has been allocated to other net assets. This division provides Microsoft technology-based computer software consulting services.

                         CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (UNAUDITED)


A summary of cash paid for these two acquisitions is as follows:

              Goodwill                              $ 9,226
              Fair value of other assets acquired     4,940
              Liabilities assumed                    (5,626)
              Value of common stock issued           (2,469)
                                                    -------
              Cash paid, net of cash acquired       $ 6,071
                                                    -------
                                                    -------

(4)  SHAREHOLDERS' EQUITY

Changes in shareholder's equity during the six months ended December 31, 1996 were (in thousands):

                                                                 Common stock      Additional                   Total
                                                              ------------------    paid-in     Retained    shareholders'
                                                              Shares    Amount      capital     earnings        equity
                                                              ------    ------     ----------   --------    -------------
BALANCES AT JULY 1, 1996, AS RESTATED (SEE NOTE 2)            18,403     $184       $37,248      $21,987        $59,419
Issuance of common stock for options exercised                   174        2           337            -            339
Sale of common stock under employee stock purchase plan           43        -           700            -            700
Sale of common stock by merged companies                           -        -            77            -             77
Tax benefit from exercise of stock options                         -        -         1,674            -          1,674
Compensation expense related to stock and stock options            -        -            22            -             22
Termination of S corporation tax status of merged companies        -        -         2,041       (2,041)             -
Acquisitions                                                      69        1         2,468            -          2,469
Net income                                                         -        -             -        4,183          4,183
Distributions by merged company                                    -        -             -         (839)          (839)
                                                              ------     ----       -------      -------        -------
BALANCES AT DECEMBER 31, 1996                                 18,689     $187       $44,567      $23,290        $68,044
                                                              ------     ----       -------      -------        -------
                                                              ------     ----       -------      -------        -------


(5)  RELATED PARTY TRANSACTIONS

Prior to the acquisition of CNSI on December 2, 1996 (see note 3), the Company was a guarantor on a $3.0 million inventory wholesale financing line of credit with AT&T Capital Corporation to CNSI. CNSI was majority owned by certain officers of the Company. In connection with the acquisition, the Company assumed CNSI's liability under this line of credit that had an outstanding balance of approximately $1.1 million at December 2, 1996. Certain officers of the Company had also guaranteed this line of credit and had indemnified the Company against losses that might be incurred as a result of its guaranty. As a result of the acquisition of CNSI by CIBER, the officers of CIBER were released from the guarantees and indemnifications related to this line of credit. This line of credit expires in October 1997 and is guaranteed by certain assets of the Company. CNSI obtains inventory from various vendors who obtain payment directly from AT&T Capital Corporation. CNSI then pays AT&T Capital Corporation within 30 days of invoice. Amounts outstanding under this line of credit, which totaled $1.6 million at December 31, 1996, are included in accounts payable on the Company's balance sheet. The Company's Chairman had also guaranteed CNSI's $2.5 million bank revolving line of credit. In connection with the acquisition, the Company repaid and canceled CNSI's bank revolving line of credit, which had an outstanding balance of $1.9 million at December 2, 1996. The Company also repaid approximately $898,000 of notes payable by CNSI to the Company's Chairman and his family.

(6)  SUBSEQUENT EVENTS

In January and February 1997 the Company completed the sale of 610,577 shares of its common stock, including 187,500 shares to cover the underwriters' over-allotments, resulting in net proceeds of approximately $17.0 million.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN. ALL CONSOLIDATED FINANCIAL INFORMATION CONTAINED HEREIN HAS BEEN RESTATED TO GIVE RETROACTIVE EFFECT TO THE NOVEMBER MERGERS OF TECHNOLOGY MANAGEMENT GROUP, INC. AND TECHNICAL SUPPORT GROUP, INC., WHICH BUSINESS COMBINATIONS HAVE EACH BEEN ACCOUNTED FOR AS A POOLING OF INTEREST. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES
THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE COMPANY'S ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, PROJECT RISKS, THE COMPANY'S ABILITY TO EFFECTIVELY MANAGE A LARGE AND RAPIDLY CHANGING BUSINESS, PRICING AND MARGIN PRESSURES, AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

The Company's revenues are generated from two services groups, the CIBER Information Services group ("CIS") and the Strategic Technology Consulting group ("STC"). CIS revenues in fiscal 1996 accounted for approximately 77% of the Company's total revenues, while STC revenues accounted for the remainder. CIS revenues are derived from the application software development and maintenance services that are provided from the branch offices of the CIS division and the Company's work in millennium date change solutions under its "CIBR2000" division. STC revenues are derived from services provided by the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides management consulting level solutions to business problems, specifically in the areas of data warehousing, modeling and enterprise architecture.
Spectrum also has responsibility for the Company's Microsoft-based technology consulting, now known as Spectrum NT. BIT provides package software implementation services, primarily for customers of PeopleSoft, Inc. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and intranet connectivity.

BUSINESS COMBINATIONS

Over the past several years, the Company has grown significantly through mergers and acquisitions, as well as through internal growth. Growth from internal operations (measured in terms of number of employees) has averaged approximately 22% per year since fiscal 1992 and was 23% in fiscal 1996. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over two to 15 years for financial reporting purposes and 15 years for tax purposes, provided that the acquisition is not a tax-free reorganization. In the event of a tax-free reorganization, the Company may not be able to amortize goodwill for income tax purposes. In addition, the Company's consolidated financial statements included the results of operations of each acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. In addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period. The Company's consolidated financial statements are restated for all periods prior to the merger to include the results of operations, financial position and cash flows of the merged company.

Since September 30, 1996, the Company has completed the three following business combinations:

TECHNOLOGY MANAGEMENT GROUP, INC. ("TMG"). On November 26, 1996, the Company issued 242,179 shares of its common stock and granted options to purchase 163,007 shares of the Company's common stock (at an aggregate exercise price of $547,000) in exchange for all of the outstanding common stock and the cancellation of stock options of TMG. This business combination has been accounted for as a pooling of interests.

TECHNICAL SUPPORT GROUP, INC. ("TSG"). On November 27, 1996, the Company issued 370,376 shares of its common stock and assumed TSG's liabilities in exchange for all of the assets of TSG. This business combination has been accounted for as a pooling of interests.

See Note 2 of Notes to Consolidated Financial Statements for certain statement of operations data that has been restated as a result of the mergers of TMG and TSG.

CIBER NETWORK SERVICES, INC. ("CNSI"). On December 2, 1996, the Company acquired CNSI for which it paid consideration of approximately $3.7 million, consisting of 68,631 shares of the Company's common stock and approximately $1.2 million in cash, In addition, the Company assumed approximately $800,000 of net liabilities, resulting in a total purchase price of approximately $4.5 million. Approximately $898,000 of liabilities assumed were notes payable by CNSI to the Company's Chairman and members of his family. This debt was paid in its entirety at closing. Additionally, contingent consideration of up to $2.6 million will be paid to the sellers if CNSI achieves certain performance objectives in each of the 12-month periods ending October 31, 1997, 1998 and 1999. The contingent consideration, if earned, will be payable at the sellers' option in the Company's common stock, at the then prevailing market price, or in cash. This acquisition has been accounted for as a purchase. The Company has record goodwill of approximately $4.5 million, which will be amortized over 15 years. Any contingent consideration paid will be accounted for as additional goodwill. For income tax purposes this acquisition was a non-taxable transaction.

Had the acquisition of CNSI occurred at the beginning of the respective periods, revenues would have been increased by approximately $18.3 million and $8.1 million for the year ended June 30, 1996 and for the six months ended December 31, 1996, respectively. The effects on pro forma net income and pro forma income per common share would not have been material.

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995

The Company's total revenues for the three months ended December 31, 1996 increased 39% to $59.7 million from $43.1 million for the quarter ended December 31, 1995. For the three months ended December 31, 1996, CIS revenues increased 32% to $44.1 million from $33.4 million for the same quarter of last year and STC revenues increased 62% to $15.6 million from $9.7 million for the same quarter of last year. CIS revenues accounted for 73.9% and 77.7% of total revenues for the three months ended December 31, 1996 and 1995, respectively.

The Company's total revenues for the six months ended December 31, 1996 increased 34% to $113.8 million from $85.0 million for the same period last year. CIS revenues increased 30% to $85.0 million from $65.6 million for the same period last year and STC revenues increased 48% to $28.7 million from $19.4 million for the same period last year. CIS revenues accounted for 74.7% and 77.2% of total revenues for the six months ended December 31, 1996 and 1995, respectively.

The increase in CIS revenues was derived primarily from increases in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed was due primarily to internal growth in branch offices and the inclusion, for all of fiscal 1997 to date, of the operations of the Minnesota branch and the Columbus branch, which were acquired during fiscal 1996. These two branches accounted for approximately $1.1 million and $2.5 million of additional revenues for the three and six month periods ended December 31, 1996, respectively, as compared to the corresponding periods in the prior year. STC revenues have increased primarily due to increased volume of customers implementing PeopleSoft, Inc. software, increased national management consulting level sales, increased project responsibilities for existing clients and the acquisitions of

Spectrum NT in July 1996 and CNSI in December 1996. Spectrum NT and CNSI accounted for additional revenues of approximately $3.2 million and $4.0 million during the three and six month periods ended December 31, 1996, respectively.

Salaries, wages and other direct costs, which consist primarily of consultant wages, payroll taxes, direct benefits and related costs, were 68.8% of revenues for the three months ended December 31, 1996 as compared to 69.2% of revenues for the same quarter last year and were 68.1% of revenues for the six months ended December 31, 1996 as compared to 68.2% of revenues for the same period last year.

Selling, general and administrative expenses were 21.6% of revenues for the three months ended December 31, 1996 compared to 22.5% of revenues for the same quarter last year and were 22.0% of revenues for the six months ended December 31, 1996 as compared to 23.2% of revenues for the same period last year. This decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the Company's ability to spread fixed costs over greater revenues.

Amortization of intangible assets increased 33% to $607,000 for the three months ended December 31, 1996 from $456,000 for same quarter last year and increased 26% to $1.1 million for the six months ended December 31, 1996 from $898,000 for the same period of last year. Amortization of intangibles assets has increased primarily due to the approximately $9.3 million of goodwill related to the Company's acquisitions of Spectrum NT (July 1996) and CNSI (December 1996).

In connection with the mergers of Spectrum, TMG and TSG with the Company in fiscal 1997, the Company has incurred merger costs of $596,000 and $1.2 million during the three and six month periods ending December 31, 1996. Merger costs consist primarily of broker and professional fees. The Company did not incur any merger costs during the six months ended December 31, 1995.

Net interest income was $216,000 and $439,000 for the three and six month periods ended December 31, 1996, respectively, as compared to $80,000 and $6,000 for the three and six month periods ended December 31, 1995, respectively. As a result of the Company's November 1995 public sale of common stock, the Company paid off its borrowings under its bank line of credit and significantly increased its investment in interest earning cash equivalent instruments. To the extent that the net proceeds from the sale of common stock by the Company in January and February 1997 (see note 6 of Notes to Consolidated Financial Statements) remain invested in short-term interest bearing investments, interest income in future periods is expected to increase.

The Company's effective tax rates were 49.5% and 8.5% for the three months ended December 31, 1996 and 1995, respectively, and were 55.3% and 23.0% for
the six months ended December 31, 1996 and 1995, respectively.   The
Company's fiscal 1997 to date effective tax rate is unusually high due to a one-time charge of $1.2 million to income tax expense related to Spectrum's termination of its S corporation status upon its merger with CIBER and a one-time charge of $515,000 to income tax expense related to TSG's termination of its S corporation status upon its merger with CIBER, and to a lesser extent, nondeductible merger costs, which were partially offset by
nontaxable S corporation income.   During the quarter ended December 31,
1995, Spectrum converted to an S corporation, and accordingly, recognized a one-time tax benefit of $818,000. As a result of these one-time merger related tax effects and merger costs, net income decreased to $2.4 million for the three months ended December 31, 1996 from $2.9 million in the same quarter last year and decreased to $4.2 million for the six months ended December 31, 1996 from $4.9 million in the same period last year.

After the pro forma adjustment to income tax expense to reflect the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and to impute income tax expense for S corporation operations which were not subject to income taxes, the Company's pro forma net income increased 42% to $2.8 million (4.7% of revenues) for the three months ended December 31, 1996 from $2.0 million (4.6% of revenues) for the three months ended December 31, 1995 and increased 39% to $5.5 million (4.8% of revenues) for the six months ended December 31, 1996 from $3.9 million (4.6% of revenues) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $11.4 million and a current ratio of 3.2:1 at December 31, 1996. It had total liabilities of $19.0 million versus total shareholders' equity of $68.0 million. Net cash provided by operating activities was $1.5 million and $1.7 million for the six months ended December 31, 1996 and 1995, respectively. Net income, excluding noncash charges (primarily depreciation, amortization and deferred income taxes) provided cash of $6.8 million and $5.7 million during the six months ended December 31, 1996 and 1995, respectively. This was partially offset by changes in operating assets and liabilities that used cash of $5.3 million and $4.0 million during the six months ended December 31, 1996 and 1995, respectively. Changes in operating assets and liabilities have used significant amounts of cash primarily because the Company's accounts receivable increased as a result of the Company's increase in revenues and because of the Company income tax payments.

Investing activities used cash of $7.5 million and $1.6 million during the
six months ended December 31, 1996 and 1995, respectively.   During the six
months ended December 31, 1996, the Company used $6.1 million in connection with the acquisitions of CNSI and Spectrum NT, while during the six months ended December 31, 1995, the Company used $956,000 for the acquisition of the Rochester, Minnesota branch office.

Financing activities used cash of $2,000 during the six months ended December 31, 1996 versus providing cash of $14.1 million during the six months ended December 31, 1995. During the six months ended December 31, 1996 and 1995, the Company obtained net cash proceeds from the sale of common stock of $1.1 million and $19.5 million, respectively. During the six months ended December 31, 1996, the Company recognized $1.7 million as a direct increase to additional paid-in capital from the tax benefits resulting from the exercise of stock options. This, together with $1.0 million of current tax benefits resulting from the exercise of stock options which were accounted for as deferred tax assets at June 30, 1996, reduced the Company's income taxes payable, and provided cash of $2.7 million during the six months ended December 31, 1996. The Company did not borrow under its $15 million revolving bank line of credit during the six months ended December 31, 1996 and expects to renew this line of credit, which expires in April 1997, on comparable terms. In connection with the Company's acquisition of CNSI, the Company assumed CNSI's $1.9 million outstanding balance under a bank line of credit and $1.1 million of notes payable, primarily due to the Company's Chairman and his family. The Company repaid these debt obligations and
canceled CNSI's bank line of credit.   During the six months ended December
31, 1995, the Company used cash of $5.5 million to eliminate its borrowings under its lines of credit. Prior to its merger with the Company, TSG had made distributions to its shareholders.

In connection with the Company's acquisition of CNSI, the Company assumed CNSI liability under a $3.0 million inventory wholesale financing line of credit with AT&T Capital Corporation. This line of credit expires in October 1997 and is guaranteed by certain assets of the Company. CNSI obtains inventory from various vendors who obtain payment from directly AT&T Capital Corporation. CNSI then pays AT&T Capital Corporation within 30 days of invoice. Amounts outstanding under this line of credit, which totaled $1.6 million at December 31, 1996, are included in accounts payable on the Company's balance sheet.

In January and February 1997 the Company completed the sale of 610,577 shares of its common stock resulting in net proceeds of approximately $17.0 million (net of estimated offering expenses of $1.3 million). The proceeds from the sale of stock will be invested in short-term interest bearing investments until such time they are required for other business purposes, including working capital or business combinations.

                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of CIBER, Inc. held on October 29, 1996, the following matters were voted upon with the results as indicated below.

      1) Election of Directors

                                       FOR        AGAINST    ABSTAIN
                                    ----------    -------    -------
             Mac J. Slingerlend     13,962,170     1,113     166,119
             James A. Rutherford    13,968,670     1,113     159,619

         The terms of office as a director of Bobby G. Stevenson, James C. Spira, Roy L. Burger, and Richard A. Montoni continued after the meeting.

      2) The amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000.

                   FOR          AGAINST      ABSTAIN     NOT VOTED
                ----------     ---------     -------     ---------
                13,959,446       108,842      11,114       50,000

      3) The increase in the number of shares of common stock reserved for issuance pursuant to the Company's Equity Incentive Plan from 1,000,000 to 2,000,000.

                   FOR          AGAINST      ABSTAIN     NOT VOTED
                ----------     ---------     -------     ---------
                10,444,277     2,457,394      21,176     1,206,555

      4) The increase in the number of shares of common stock reserved for issuance pursuant to the Company's Employee Stock Purchase Plan from 500,000 to 1,000,000.

                   FOR          AGAINST      ABSTAIN     NOT VOTED
                ----------     ---------     -------     ---------
                12,834,607        34,162      13,598     1,247,035

      5) The ratification of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending June 30, 1997.

                   FOR              AGAINST              ABSTAIN
                ----------          -------              -------
                14,108,985           9,435                10,982

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.1  Financial Data Schedule

         A Report on Form 8-K was filed on October 15, 1996 that provided notice that Richard A. Montoni had agreed to join the Company as Executive Vice President/Chief Financial Officer and as a director. Mr. Montoni's employment commenced October 28, 1996.

         A Report on Form 8-K was filed on December 12, 1996. The form 8-K provided:

      1) Consolidated financial statements of the Company, which have been restated for the September 1996 merger of Spectrum Technology Group, Inc. with the Company in a business combination accounted for as a pooling of interests.

      2) Notice of the completion of three business combinations since September 30, 1996.

      3) Copies of the Employment Agreement between the Company and Mr. Montoni and the salary continuation retirement plan for Mr. Montoni.





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                         CIBER, INC.
                                         (Registrant)


     Date  FEBRUARY 10, 1997          By /s/ MAC J. SLINGERLEND
           -----------------             -------------------------------------
                                         Mac J. Slingerlend
                                         President and Chief Operating Officer


     Date  FEBRUARY 10, 1997          By /s/ RICHARD A. MONTONI
           -----------------             -------------------------------------
                                         Richard A. Montoni
                                         Executive Vice President/Chief
                                         Financial Officer