Form 10-Q
period 1997-03-31
CIBER INC
filed 1997-05-01
CIK 918581

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                --------------


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended:                       Commission file number:
          MARCH 31, 1997                                    0-23488



                                  CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                    38-2046833
   (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)



                              5251 DTC PARKWAY
                                 SUITE 1400
                            ENGLEWOOD, CO  80111
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                      Telephone Number:  (303) 220-0100

                                --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                   -----        -----


As of March 31, 1997, there were 19,527,682 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                  CIBER, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                         Page
                                                                        Number
                                                                        ------
PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements (unaudited):

             Consolidated Statements of Operations
             Three and nine months ended March 31, 1997 and 1996           2

             Consolidated Balance Sheets
             March 31, 1997 and June 30, 1996                              3

             Consolidated Statements of Cash Flows
             Nine months ended March 31, 1997 and 1996                     4

             Notes to Consolidated Financial Statements                    5


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9


PART II.     OTHER INFORMATION                                            13

             SIGNATURES                                                   13

                        CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         MARCH 31,             MARCH 31,
                                                    ------------------    -------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                 1996(1)      1997      1996(1)     1997
                                                    -------    -------    --------   --------
Revenues                                            $48,291    $69,651    $133,300   $183,401
Salaries, wages and other direct costs               33,449     47,142      91,413    124,617
Selling, general and administrative expenses         10,404     13,892      30,110     38,897
Amortization of intangible assets                       460        704       1,358      1,833
Merger costs                                              -          -           -      1,218
                                                    -------    -------     -------   --------
    Operating income                                  3,978      7,913      10,419     16,836
Interest income                                         224        229         416        668
Interest expense                                         (8)         -        (194)         -
                                                    -------    -------     -------   --------
    Income before income taxes                        4,194      8,142      10,641     17,504
Income tax expense                                    1,413      3,260       2,895      8,439
                                                    -------    -------     -------   --------
    Net income                                      $ 2,781    $ 4,882    $  7,746   $  9,065
                                                    -------    -------     -------   --------
                                                    -------    -------     -------   --------

Pro forma information (Note 1):
    Historical net income                           $ 2,781    $ 4,882    $  7,746   $  9,065
    Pro forma adjustment to income tax expense         (198)         -      (1,221)     1,308
                                                    -------    -------     -------   --------
    Pro forma net income                            $ 2,583    $ 4,882    $  6,525   $ 10,373
                                                    -------    -------     -------   --------
                                                    -------    -------     -------   --------

    Pro forma income per common and common
     equivalent share                               $  0.13    $  0.24    $   0.35   $   0.52
                                                    -------    -------     -------   --------
                                                    -------    -------     -------   --------

Weighted average common and common
 equivalent shares                                   19,575     20,492      18,847     20,139
                                                    -------    -------     -------   --------
                                                    -------    -------     -------   --------


(1) Restated for poolings of interests- See Note 2.

See accompanying notes to consolidated financial statements.

                       CIBER, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                        JUNE 30,   MARCH 31,
IN THOUSANDS, EXCEPT SHARE DATA                         1996(1)      1997
                                                        --------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $17,465    $ 18,386
  Accounts receivable                                    37,671      50,267
  Inventories                                                 -         381
  Prepaid expenses and other assets                         760       1,897
  Deferred income taxes                                     417           -
                                                        -------    --------
    Total current assets                                 56,313      70,931

Property and equipment, at cost                           5,475       8,759
Less accumulated depreciation and amortization           (2,745)     (3,742)
                                                        -------    --------
    Net property and equipment                            2,730       5,017

Intangible assets, net                                   12,801      34,147
Deferred income taxes                                       458         858
Other assets                                                964       1,119
                                                        -------    --------
    Total assets                                        $73,266    $112,072
                                                        -------    --------
                                                        -------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade payables                                        $ 1,555    $  2,971
  Accrued compensation                                    8,242      12,326
  Other accrued expenses and liabilities                  2,741       3,651
  Income taxes payable                                      642          71
  Deferred income taxes                                     467         262
                                                        -------    --------
    Total current liabilities                            13,647      19,281
Long-term acquisition costs payable                         200         100
                                                        -------    --------
    Total liabilities                                    13,847      19,381
                                                        -------    --------
Shareholders' equity:
  Preferred stock, $0.01 par value,
    5,000,000 shares authorized,
    no shares issued                                          -           -
  Common stock, $0.01 par value,
    40,000,000 shares authorized,
    18,403,000 and 19,528,000 shares
    issued and outstanding                                  184         195
  Additional paid-in capital                             37,248      64,324
  Retained earnings                                      21,987      28,172
                                                        -------    --------
    Total shareholders' equity                           59,419      92,691
                                                        -------    --------
Commitments and contingencies
    Total liabilities and shareholders' equity          $73,266    $112,072
                                                        -------    --------
                                                        -------    --------




(1) Restated for poolings of interests - See Note 2.

See accompanying notes to consolidated financial statements.

                        CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                  NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------
IN THOUSANDS                                           1996(1)     1997
                                                      -------    --------
OPERATING ACTIVITIES:
  Net income                                          $ 7,746    $  9,065
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                       1,865       2,946
    Deferred income taxes                                (362)        (22)
    Compensation expense related to stock
     and stock options                                     14          50
    Changes in operating assets and liabilities,
     net of the effects of acquisitions:
      Accounts receivable                              (6,789)     (9,398)
      Inventories                                           -         194
      Intangible assets                                  (127)       (675)
      Other current and long-term assets                 (802)     (1,147)
      Trade payables                                      543        (502)
      Accrued compensation                              2,223       3,648
      Income taxes payable                             (1,509)       (571)
      Other accrued expenses and liabilities              892         352
                                                      -------    --------
         Net cash provided by operating activities      3,694       3,940
                                                      -------    --------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                   (1,725)    (19,293)
  Purchases of property and equipment                  (1,112)     (2,319)
                                                      -------    --------
         Net cash used in investing activities         (2,837)    (21,612)
                                                      -------    --------

FINANCING ACTIVITIES:
  Net payments on bank lines of credit                 (5,200)     (1,900)
  Proceeds from sales of common stock, net             19,848      19,488
  Payments on notes payable                              (110)     (1,096)
  Current portion of tax benefit from
   exercise of stock options                            1,600       2,940
  Distributions by merged company                      (1,382)       (839)
                                                      -------    --------
         Net cash provided by financing activities     14,756      18,593
                                                      -------    --------
         Net increase in cash and cash equivalents     15,613         921
  Cash and cash equivalents, beginning of period        3,908      17,465
                                                      -------    --------
  Cash and cash equivalents, end of period            $19,521    $ 18,386
                                                      -------    --------
                                                      -------    --------

Supplemental cash flow information:
  Cash paid for interest                              $   190    $      -
  Cash paid for income taxes                            3,114       5,811





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

TECHNICAL SUPPORT GROUP, INC. ("TSG") - On November 27, 1996, the Company issued 370,376 shares of its common stock and assumed all of TSG's liabilities in exchange for all of the assets of TSG. TSG, located in Chicago, Illinois, provided consulting services similar to CIBER. Prior to its merger with the Company, TSG had elected S Corporation status for federal income tax purposes and was generally not subject to income taxes. Upon TSG's merger with CIBER, CIBER has recorded a one-time income tax expense of $515,000 to record the net deferred tax liability of TSG at the merger date.

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

(3)  ACQUISITIONS

On March 14, 1997 the Company acquired the business operations and certain assets of Davis, Thomas & Associates, Inc. ("DTA") for $13.5 million, consisting of $13.2 million in cash and the assumption of $277,000 of liabilities. The acquisition has been accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of this acquired business since the date of acquisition. The Company has recorded goodwill of $13.1 million related to this acquisition, which will be amortized over 15 years. DTA, with offices in Minneapolis, Minnesota and Chicago, Illinois provided services similar to CIBER. The Minneapolis office has become part of the Company's CIS division while the Chicago office has become part of the Company's subsidiary, CIBER Network Services, Inc.

Had the acquisition of DTA occured at the beginning of the respective periods, revenues would have been increased by approximately $12.9 million and $9.0 million, for the year ended June 30, 1996 and for the nine months ended March 31, 1997, respectively. The effects on pro forma net income and pro forma income per common share would not have been material.

On December 2, 1996, the Company acquired CIBER Network Services, Inc. ("CNSI"), which was majority owned by certain officers of the Company, for consideration of $3.7 million, consisting of 68,631 shares of the Company's common stock and $1.2 million in cash. In addition, the Company assumed net liabilities of $772,000, resulting in a total purchase price of $4.5 million. Additionally, contingent consideration of up to $2.6 million will be paid to the sellers if CNSI achieves certain performance objectives in each of the 12-month periods ending October 31, 1997, 1998 and 1999. The contingent consideration, if earned, will be payable at the sellers' option in the Company's common stock, at the then prevailing market price, or in cash.
This acquisition has been accounted for as a purchase. The Company has recorded goodwill of $4.5 million, which will be amortized over 15 years.
Any contingent consideration paid will be accounted for as additional goodwill. For income tax purposes, this acquisition was a non-taxable transaction. CNSI, which has offices in Edison, NJ, Denver, CO, and San Francisco, CA, provides local and wide-area networking solutions, including design, procurement, installation, testing, and maintenance. The results of operations of CNSI after the acquisition date are included in the Company's consolidated statement of operations.

Had the acquisition of CNSI occurred at the beginning of the respective periods, revenues would have been increased by approximately $18.3 million and $8.1 million, for the year ended June 30, 1996 and for the nine months ended March 31, 1997, respectively. The effects on pro forma net income and pro forma income per common share would not have been material.

In July 1996, the Company acquired certain assets, liabilities and all of the business operations of the Business Systems Development division of DataFocus, Inc., Fairfax, Virginia, a subsidiary of KTI, Inc. This acquisition has been accounted for as a purchase. Pro forma results of operations have not been presented because the

                       CIBER, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

effects were not material to revenues or net income. The aggregate purchase price was $5.0 million, of which $4.8 million has been allocated to goodwill and $229,000 has been allocated to other net assets. This division, now known as Spectrum NT, provides Microsoft technology-based computer software consulting services.

A summary of cash paid for acquisitions during the nine months ended March 31, 1997 is as follows (in thousands):

           Goodwill                                 $22,504
           Fair value of other assets acquired        5,245
           Liabilities assumed                       (5,987)
           Value of common stock issued              (2,469)
                                                    -------
           Cash paid, net of cash acquired          $19,293
                                                    -------
                                                    -------

(4)  SHAREHOLDERS' EQUITY

Changes in shareholder's equity during the nine months ended March 31, 1997 were (in thousands):

                                                              Common stock       Additional                   Total
                                                             ----------------     paid-in      Retained    shareholders'
                                                             Shares    Amount     capital      earnings       equity
                                                             ------    ------    ----------    --------    -------------
BALANCES AT JULY 1, 1996, AS RESTATED (SEE NOTE 2)           18,403     $184      $37,248       $21,987       $59,419
Issuance of common stock for options exercised                  357        3        1,215             -         1,218
Sale of common stock under employee stock purchase plan          63        1        1,207             -         1,208
Common stock sold in public offering, net of offering costs     611        6       16,979             -        16,985
Sale of common stock by merged companies                          -        -           77             -            77
Tax benefit from exercise of stock options                        -        -        2,939             -         2,939
Compensation expense related to stock and stock options           1        -           50             -            50
Termination of S corporation tax status of merged companies       -        -        2,041        (2,041)            -
Issuance of common stock in connection with acquisitions         93        1        2,568             -         2,569
Net income                                                        -        -            -         9,065         9,065
Distributions by merged company                                   -        -            -          (839)         (839)
                                                             ------     ----      -------       -------       -------
BALANCES AT MARCH 31, 1997                                   19,528     $195      $64,324       $28,172       $92,691
                                                             ------     ----      -------       -------       -------
                                                             ------     ----      -------       -------       -------

(5)  REVOLVING LINES OF CREDIT

In March 1997 the Company renewed its bank revolving line of credit. Under the terms of the new credit agreement the Company may borrow up to $20 million. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1997. The terms and conditions of the credit agreement include several covenants, including those whereby the Company agrees to the maintenance of a certain tangible net worth and debt service coverage ratios among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

The Company also has $3.0 million inventory financing line of credit with AT&T Capital Corporation. This line of credit expires in October 1997 and is guaranteed by certain assets of the Company. The Company's subsidiary, CNSI, purchases inventory from various vendors who obtain payment directly from AT&T Capital Corporation. CNSI then pays AT&T Capital Corporation within 30 days of invoice. Amounts outstanding under this line of credit, which totaled $1.2 million at March 31, 1997, are included in accounts payable on the Company's balance sheet.

                       CIBER, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                (UNAUDITED)

(6)  RELATED PARTY TRANSACTIONS

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


OVERVIEW

The Company's revenues are generated from two services groups, the CIBER Information Services group ("CIS") and the Strategic Technology Consulting group ("STC"). CIS revenues in fiscal 1996 accounted for approximately 77% of the Company's total revenues, while STC revenues accounted for the remainder. CIS revenues are derived from the application software development and maintenance services that are provided from the branch offices of the CIS division and the Company's work in millennium date change solutions under its "CIBR2000" division. STC revenues are derived from services provided by the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides management consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture. Spectrum also has responsibility for the Company's Microsoft-based technology consulting, now known as Spectrum NT. BIT provides package software implementation services, primarily for customers of PeopleSoft, Inc. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and intranet connectivity.

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

Since December 31, 1996, the Company completed the following business combination:

On March 14, 1997 the Company acquired the business operations and certain assets of Davis, Thomas & Associates, Inc. ("DTA") for $13.5 million, consisting of $13.2 million in cash and the assumption of $277,000 of liabilities. The acquisition has been accounted for as a purchase. The company has recorded goodwill of $13.1 million related to this acquisition, which will be amortized over 15 years. DTA, with offices in Minneapolis, MN and Chicago, IL provided services similar to CIBER. The Minneapolis office has become a branch office of the Company's CIS division while the Chicago office has become part of CNSI.

Had the acquisition of DTA occurred at the beginning of the respective periods, revenues would have been increased by approximately $12.9 million and $9.0 million, for the year ended June 30, 1996 and for the nine months ended March 31, 1997, respectively. The effects on pro forma net income and pro forma earnings per common share would not have been material.

THREE AND NINE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996

The Company's total revenues for the three months ended March 31, 1997 increased 44% to $69.7 million from $48.3 million for the quarter ended March 31, 1996. For the three months ended March 31, 1997, CIS revenues increased 29% to $47.4 million from $36.8 million for the same quarter of last year and STC revenues increased 94% to $22.3 million from $11.5 million for the same quarter of last year. CIS revenues accounted for 68.0% and 76.1% of total revenues for the three months ended March 31, 1997 and 1996, respectively.

The Company's total revenues for the nine months ended March 31, 1997 increased 36% to $183.4 million from $133.3 million for the same period last year. CIS revenues increased 29% to $132.4 million from $102.4 million for the same period last year and STC revenues increased 65% to $51.0 million from $30.9 million for the same period last year. CIS revenues accounted for 72.2% and 76.8% of total revenues for the nine months ended March 31, 1997 and 1996, respectively.

The increase in CIS revenues was derived primarily from increases in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed was due primarily to internal growth in branch offices and the inclusion, for all of fiscal 1997 to date, of the operations of the Minnesota branch and the Columbus branch, which were acquired during fiscal 1996, and the inclusion of the Minneapolis branch which was acquired with DTA in March 1997. These branches accounted for approximately $1.0 million and $3.0 million of additional revenues for the three and nine month periods ended March 31, 1997, respectively, as compared to the corresponding periods in the prior year. STC revenues have increased primarily due to increased volume of customers implementing PeopleSoft, Inc. software, increased national management level consulting sales, increased project responsibilities for existing clients and the acquisitions of Spectrum NT in July 1996 and CNSI in December 1996.
Spectrum NT and CNSI (including the CNSI Chicago office that was acquired with the acquisition of DTA in March 1997) accounted for additional revenues of approximately $12.2 million and $8.2 million during the three and nine month periods ended March 31, 1997, respectively.

Salaries, wages and other direct costs, which consist primarily of consultant wages, payroll taxes, direct benefits and related costs, were 67.7% of revenues for the three months ended March 31, 1997 as compared to 69.3% of revenues for the same quarter last year and were 67.9% of revenues for the nine months ended March 31, 1997 as compared to 68.6% of revenues for the same period last year. This decrease in salaries, wages and other direct costs as a percentage of revenues is primarily due to increased STC revenues with higher gross margins.

Selling, general and administrative expenses were 19.9% of revenues for the three months ended March 31, 1997 compared to 21.5% of revenues for the same quarter last year and were 21.2% of revenues for the nine months ended March 31, 1997 as compared to 22.6% of revenues for the same period last year. This decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the Company's ability to spread fixed costs over greater revenues.

Amortization of intangible assets increased 53% to $704,000 for the three months ended March 31, 1997 from $460,000 for same quarter last year and increased 35% to $1.8 million for the nine months ended March 31, 1997 from $1.4 million for
the same period of last year.   Amortization of intangibles assets has increased
primarily due to the approximately $9.3 million of goodwill related to the Company's acquisitions of Spectrum NT (July 1996) and CNSI (December 1996).

In connection with the mergers of Spectrum, TMG and TSG with the Company in fiscal 1997, the Company has incurred merger costs of $1.2 million during the nine months ending March 31, 1997. Merger costs consist primarily of broker and professional fees. The Company did not incur any merger costs during the nine months ended March 31, 1996.

Net interest income was $229,000 and $668,000 for the three and nine month periods ended March 31, 1997, respectively, as compared to $216,000 and $222,000 for the three and nine month periods ended March 31, 1996, respectively. As a result of the Company's November 1995 public sale of common stock, the Company paid off its borrowings under its bank line of credit and increased its investment in interest earning cash equivalent instruments. Generally, since November 1995, the Company has not borrowed money. During the quarter ended March 31, 1997 the Company obtained additional cash of $17.0 million from the January public sale of common stock which was offset partially by the use of $13.2 million of cash in March for the acquisition of DTA. Future net interest income will vary based on the average invested cash equivalent balance during the quarter. Significant fluctuations in average cash equivalent balances are primarily due to cash provided by or used in operating activities, cash used for acquisitions, and cash provided by the sale of common stock.

The Company's effective tax rates were 40.0% and 33.6% for the three months ended March 31, 1997 and 1996, respectively, and were 48.2% and 27.2% for the nine months ended March 31, 1997 and 1996, respectively. The Company's fiscal 1997 to date effective tax rate is unusually high due to a one-time charge of $1.2 million to income tax expense related to Spectrum's termination of its S corporation status upon its merger with CIBER and a one-time charge of $515,000 to income tax expense related to TSG's termination of its S corporation status upon its merger with CIBER, and to a lesser extent, nondeductible merger costs, which were partially offset by nontaxable S corporation income. During the quarter ended December 31, 1995, Spectrum converted to an S corporation, and accordingly, recognized a one-time tax benefit of $818,000.

After the pro forma adjustment to income tax expense to reflect the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and to impute income tax expense for S corporation operations which were not subject to income taxes, the Company's pro forma net income increased 89% to $4.9 million (7.0% of revenues) for the three months ended March 31, 1997 from $2.6 million (5.3% of revenues) for the three months ended March 31, 1996 and increased 59% to $10.4 million (5.7% of revenues) for the nine months ended March 31, 1997 from $6.5 million (4.9% of revenues) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $18.4 million and a current ratio of 3.7:1 at March 31, 1997. It had total liabilities of $19.4 million versus total shareholders' equity of $92.7 million. Net cash provided by operating activities was $3.9 million and $3.7 million for the nine months ended March 31, 1997 and 1996, respectively. Net income, excluding noncash charges (primarily depreciation, amortization and deferred income taxes) provided cash of $12.0 million and $9.3 million during the nine months ended March 31, 1997 and 1996, respectively. This was partially offset by changes in operating assets and liabilities that used cash of $8.1 million and $5.6 million during the nine months ended March 31, 1997 and 1996, respectively. Changes in operating assets and liabilities have used significant amounts of cash primarily because the Company's accounts receivable increased as a result of the Company's increase in revenues.

Investing activities used cash of $21.6 million and $2.8 million during the nine months ended March 31, 1997 and 1996, respectively. During the nine months ended March 31, 1997, the Company used $19.3 million in connection with the acquisitions of DTA, CNSI and Spectrum NT, while during the nine months ended March 31, 1996, the Company used $1.7 million for the acquisitions of the Rochester, Minnesota and Columbus, Ohio branch offices.

Financing activities provided cash of $18.6 million and $14.8 million during the nine months ended March 31, 1997 and 1996, respectively. The Company obtained net cash proceeds from the sale of common stock of $19.5 million and $19.8 million, during the nine months ended March 31, 1997, and 1996, respectively. The current tax benefits resulting from the exercise of stock options provided cash of $2.9 million and $1.6 million during the nine months ended March 31, 1997 and 1996, respectively. In connection with the Company's acquisition of CNSI, the Company assumed CNSI's $1.9 million outstanding balance under a bank line of credit and $1.1 million of notes payable, primarily due to the Company's Chairman and his family. The Company repaid these debt obligations and canceled CNSI's bank line of credit. During the nine months ended March 31, 1996, the Company used cash of $5.2 million to reduce its borrowings under its lines of credit. Prior to its merger with the Company, TSG had made distributions to its shareholders.

In connection with the Company's acquisition of CNSI, the Company assumed CNSI's liability under a $3.0 million inventory wholesale financing line of credit with AT&T Capital Corporation. This line of credit expires in October 1997 and is guaranteed by certain assets of the Company. CNSI obtains inventory from various vendors who obtain payment directly from AT&T Capital Corporation. CNSI then pays AT&T Capital Corporation within 30 days of invoice. Amounts outstanding under this line of credit, which totaled $1.2 million at March 31, 1997, are included in accounts payable on the Company's balance sheet.

In March 1997 the Company renewed its bank revolving line of credit. Under the terms of the new credit agreement the Company may borrow up to $20 million. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1997.
The terms and conditions of the credit agreement include several covenants, including those whereby the Company agrees to the maintenance of a certain tangible net worth and debt service coverage ratios among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

                            PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27.1 - Financial Data Schedule

          Exhibit 99.1 - Credit Agreement with UMB Bank Colorado dated March 25, 1997

          A Report on Form 8-K was filed on January 16, 1997 that announced the Company's second quarter results.

          A Report on Form 8-K was filed on March 27, 1997 that provided notice of the Company's acquisition of Davis, Thomas & Associates.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       CIBER, INC.
                                       (Registrant)



     Date MAY 1, 1997                  By /s/  MAC J. SLINGERLEND
                                         -------------------------------------
                                         Mac J. Slingerlend
                                         President and Chief Operating Officer


     Date MAY 1, 1997                  By /s/  RICHARD A. MONTONI
                                         -------------------------------------
                                         Richard A. Montoni
                                         Executive Vice President/Chief
                                          Financial officer