Form 10-K405
period 1997-06-30
CIBER INC
filed 1997-09-19
CIK 918581

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997.

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

                                (303) 220-0100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
      Title of Class                   Name of exchange on which registered
      --------------                   ------------------------------------
COMMON STOCK $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes ______ No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. __X__

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of August 29, 1997 was $594,495,168 based upon the closing price of $39.9375 per share as reported on the New York Stock Exchange on that date.

As of August 29, 1997, there were 20,948,220 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  CIBER, INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

PART  I                                                                   Page
                                                                          ----
  Item 1.   Business                                                       1
  Item 2.   Properties                                                     7
  Item 3.   Legal Proceedings                                              7
  Item 4.   Submission of Matters to a Vote of Security Holders            8

PART  II
  Item 5.   Market for the Company's Common Stock and Related
              Shareholder Matters                                          8
  Item 6.   Selected Financial Data                                        8
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    16
  Item 8.   Financial Statements and Supplementary Data                   17
  Item 9.   Changes In and Disagreements with Independent Auditors
              on Accounting and Financial Disclosure                      35

PART  III
  Item 10.  Directors and Executive Officers                              35
  Item 11.  Executive Compensation                                        36
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                              36
  Item 13.  Certain Relationships and Related Transactions                36

PART  IV
  Item 14.  Exhibits, Financial Statements Schedules and Reports
              on Form 8-K                                                 37
  Signatures                                                              39

                                    PART I

ITEM 1.  BUSINESS

GENERAL

CIBER, Inc. and Subsidiaries ("CIBER" or the "Company") is a nationwide provider of information technology consulting, including application software staff supplementation, management consulting solutions for "business/IT" problems, package software implementation services, system life-cycle project responsibility, millennium date change conversion services and networking procurement and engineering services.

The Company's revenues are generated from two areas, the CIBER Information Services ("CIS") Division and the Solutions Consulting Group ("SCG"). The CIS Division provides application software development and maintenance services and, through its CIBR2000 Division, millenium date change solutions. SCG is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT"), and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of human resource and financial software application products, plus workflow automation and manufacturing/distribution software systems, primarily for client/server networks. A substantial portion of BIT's revenues is derived from assisting clients implementing PeopleSoft, Inc. ("PeopleSoft") software. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and intranet connectivity.

The Company currently services its clients through a nationwide network of over 50 offices in over 20 states, plus Canada. The Company currently employs approximately 3,700 employees, approximately 3,000 of whom are billable consultants trained in operating systems, standard and state-of-the-art programming languages, application software design techniques, process re-engineering and management resource planning, local-area and wide-area networking and certain widely-used software packages. These services are generally provided on-site to large clients with substantial information technology requirements.

The Company began operations in 1974 to assist companies in need of computer programming support. In the mid-1980s, the Company initiated a growth strategy that included expanding its range of computer-related services, developing a professional sales force and selectively acquiring or merging established complementary companies. Since fiscal 1993, the Company's revenues have increased from $81.4 million to $262.3 million in fiscal 1997, a compound annual growth rate of 34%. Over the same period, pro forma net income increased from $1.6 million in fiscal 1993 to $15.9 million in fiscal 1997, a compound annual growth rate of 77%.

BUSINESS STRATEGY

The Company's strategy is to expand its business by continuing to build long-term relationships with major clients based on high-quality information technology services tailored to meet client needs. The Company's traditional time and material application software programming services have been expanded to include a comprehensive array of management consulting, information systems design, development, integration and implementation, as well as project management services. The Company's strategy includes the following key elements:

- BUILD STRONG CLIENT RELATIONSHIPS. The Company is committed to providing quality custom software application and development services that meet the demands of large companies with substantial data processing operations. Management believes the Company's emphasis on building long-term relationships with major clients has been a primary reason for the Company's success. Most of the Company's largest clients have been significant clients for many years. For example, the Company's largest and second largest clients, accounting for approximately 7% and 5%, respectively, of fiscal 1997 revenues, have been clients for over 10 and 17 years, respectively. The Company focuses significant resources on continuous qualification as an approved vendor on its clients' vendor lists and, over the past five years, has regularly qualified as such a vendor for more than two dozen Fortune 500 companies.

- GROW THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION. The Company intends to expand by acquiring companies that broaden the Company's array of consulting services, that have strategic client relationships or that are located in attractive geographic locations. The Company also intends to expand the operations of existing offices primarily by providing additional information technology services to existing clients. The Company may also start new branches in attractive markets with its own personnel.

- EXPAND INTEGRATION AND IMPLEMENTATION SERVICES. The Company's concentrated effort on providing time and material programming services has expanded to include management level strategic systems solutions, as well as the implementation of clients' long-term information technology strategies, from design and development of their information systems through testing and implementation, to migration from mainframe to client/server architectures, as well as package software project implementation. As a result of these efforts, the Company is taking greater responsibility for projects and providing greater value-added services to its clients. This expansion of focus, combined with the Company's stringent controls and high quality processes, methodologies, tools and templates, help position the Company as a full-service provider for its existing and new clients' information technology and application needs.

- FOCUS ON QUALITY SERVICE. The Company seeks to be a leader in providing quality services and processes to its clients. The Company's corporate and CIS operations have received ISO 9002 certification, an international standard for consistency in operating procedures. The Company believes that it is currently the sole provider or computer-related services with ISO 9002 certification on a national basis. Many of the Company's clients are expected to require this certification in the next several years. ISO 9002 certification has enhanced the Company's ability (i) to achieve preferred supplier status from larger companies, (ii) to satisfy current and prospective clients who insist on a documented quality assurance system and
(iii) to improve its operations by facilitating cost controls and other efficiencies on a continuing basis. The CIS and CIBR2000 divisions have also qualified for ISO 9001 certification, which certification relates to project development activities. The CIS Division has also achieved Ford Motor Company "Q-1" status.

SERVICES

CIS DIVISION

CIBER INFORMATION SERVICES. The CIS Division supports the life cycle of computer systems, from strategy and design to development and implementation and, finally, to maintenance and support. The Company's technical staff performs a wide variety of tasks to identify, analyze and solve clients' data processing and computing problems. Generally, these services are provided on-site to clients whose personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks of short duration to large, complex tasks that require a large number of consultants for a year or longer. Examples of larger tasks include developing new systems and maintaining mature mainframe systems that cannot be quickly replaced. Typically, the Company's professional staff augments and becomes part of the clients' software development team on a specific application or project. A key element of the CIS strategy is to maintain offices in those geographic locations where the Company has significant client relationships. CIBER Associates, a group dedicated entirely to IBM support, which is CIBER's largest client at 7% of revenues, is part of the CIS Division. Currently, the CIS Division operates out of over 30 branch offices.

CIBR2000. In April 1996, the CIBR2000 group was launched to provide millennium date conversion services to assist clients in remedying customized computer programs that can only perform correctly up to December 31, 1999. CIBR2000 reviews and analyzes clients' existing programs, develops solution alternatives for the year 2000 date change and implements conversion solutions to correct this problem. CIBR2000 solutions include impact assessment, solution plan development, corrections implementation and validation/testing. Each CIBR2000 project follows a common methodology that is governed by the Company's Quality Process which is certified to the ISO 9001 international standard. Currently, the Company is performing millenium work at its CIBR2000 Solution Center, as well as at client sites.

SOLUTIONS CONSULTING GROUP

SPECTRUM TECHNOLOGY GROUP, INC. Spectrum focuses its services on executive management level, strategic systems solutions to business problems, including data modeling, data warehousing and enterprise architecture. Spectrum also develops systems on a project basis and is responsible for the Company's Microsoft technology-based consulting group known as Spectrum NT. Spectrum assists clients in aligning their technology platforms with their strategic business objectives. As the marketplace continues to evolve, the Company intends to assist clients in customizing their technology platforms, which the Company believes will help grow its integrated application solutions business.

BUSINESS INFORMATION TECHNOLOGY, INC. BIT assists clients in implementing package application software on client/server systems. Clients seeking these services are generally businesses that are migrating from the mainframe to, or that are developing or implementing, client/server architectures. Approximately 12% or the Company's fiscal 1997 revenues were generated from clients implementing PeopleSoft software. The Company believes that, as package software companies such as PeopleSoft continue to enhance the functionality and performance of their products and such products become more widely used, package software implementation services will present an increasing opportunity for the Company.

CIBER NETWORK SERVICES, INC. CNSI provides cross-platform multi-vendor computer systems integration, complete network solutions and other related services to clients with networking needs. CNSI operates from five offices including the Menlo Park, California office which was added in August 1997. Networking services provided by CNSI include strategic planning, network design and configuration, technical support services, resources (hardware and software), project management, installation, and network administration and support.

BUSINESS COMBINATIONS

The Company has expanded its geographic breadth, diversified its technical expertise, expanded its client base and believes it has achieved other competitive advantages through business combinations. Following each CIS Division merger or acquisition, the Company seeks to add value to the operations acquired by implementing the Company's automated office information systems and ISO 9002 processes, and by providing national recruiting support to its new offices. Given the highly fragmented nature of the information technology services industry, the Company intends to pursue business combinations as part of its growth and operation strategy. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate personnel and to retain clients of acquired or merged companies.

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

Since the Company's initial public offering in March 1994, the Company has completed the following business combinations:

                                                                                                                 CONSULTANTS
                                                                                            APPROXIMATE TOTAL        AT
    DATE                         NAME                             MAIN OFFICE               CONSIDERATION (1)    ACQUISITION
-----------------------------------------------------------------------------------------------------------------------------
August 1997*      SoftwarExpress, Inc. - d/b/a Reliant       Menlo Park, California          $21.6  million          40
                   Integration Services, Inc.
July 1997*        KCM Computer Consulting, Inc.              Calverton, Maryland             $15.2  million         151
March 1997        Davis, Thomas & Associates, Inc.           Minneapolis, Minnesota          $13.5  million         117
December 1996     CIBER Network Services, Inc.               Edison, New Jersey              $ 4.5  million(2)       50
November 1996     Technical Support Group, Inc.              Chicago, Illinois               $13.5  million          70
November 1996     Technology Management Group, Inc.          Seattle, Washington             $13.7  million         108
September 1996    Spectrum Technology Group, Inc.            Somerville, New Jersey          $16.6  million         110
July 1996         DataFocus, Inc. (3)                        Fairfax, Virginia               $ 5.0  million          45
May 1996          Practical Business Solutions, Inc.         Boston, Massachusetts           $12.9  million         125
March 1996        OASYS, Inc.                                Columbus, Ohio                  $ 0.8  million          18
September 1995    Broadway & Seymour, Inc. (4)               Rochester, Minnesota            $ 1.0  million          45
June 1995         Business Information Technology, Inc.      Concord, California             $10.3  million         125
May 1995          Spencer & Spencer Systems, Inc.            St. Louis, Missouri             $ 5.3  million         141
January 1995      Interface Systems, Inc.                    Holmdel, New Jersey             $ 3.4  million          48
July 1994         Eurosystems International, Inc. (4)        Phoenix, Arizona                $30.0  thousand          3
June 1994         C.P.U., Inc.                               Rochester, New York             $12.4  million         190

*   SUBSEQUENT TO CIBER'S JUNE 30, 1997 FISCAL YEAR END.

(1) APPROXIMATE TOTAL CONSIDERATION INCLUDES THE VALUE OF CIBER COMMON STOCK AND OPTIONS FOR CIBER COMMON STOCK ISSUED, IF A MERGER, OR CASH PAID, COMMON STOCK ISSUED AND LIABILITIES ASSUMED, IF AN ACQUISITION.

(2) IF THE ACQUIRED BUSINESS ACHIEVES CERTAIN LEVELS OF REVENUE OR NET
    INCOME, THE COMPANY WILL BE REQUIRED TO PAY ADDITIONAL CONSIDERATION OF UP TO $2.6 MILLION IN CASH OR COMMON STOCK.

(3) THE COMPANY ACQUIRED ONLY THE BUSINESS SYSTEMS DEVELOPMENT DIVISION OF THIS COMPANY.

(4) THE COMPANY ACQUIRED ONLY ONE BRANCH OFFICE OF THIS COMPANY.

CLIENTS

The Company focuses its client marketing efforts on large companies with substantial needs for supplemental programmer staffing, package software implementation and systems integration services and other computer-related professional services. Such clients afford the Company opportunities to develop long-term relationships based on the high quality, consistent services the Company has provided for more than 22 years. Although most consultant assignments are from three to 12 months, many of the Company's client relationships have continued for more than 10 years. Client assignments within the SCG tend to be less of a recurring nature than within the CIS Division. This is due to the often one-time implementation focused assignments, particularly for BIT and CNSI.

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

Since approximately 1990, larger clients have started to limit the number of information technology vendors they use. In order to achieve the reduction in the number of vendors used, companies often review and screen both existing and potential vendors and generate select lists of approved vendors. The factors considered for placement of a company on a vendor list include geographic and technical breadth of operations, quality assurance programs, reliability and cost effectiveness. The Company focuses significant resources on continuous qualification as an approved vendor on its clients' vendor lists and, over the past five years, has regularly qualified as such a vendor for more than two dozen Fortune 500 companies.

Certain customers account for a significant portion of the Company's revenues. The Company's five largest clients represented 22%, 26%, 22% of the Company's total revenues for the years ended June 30, 1997, 1996, and 1995, respectively. Some of the Company's significant clients include: American Express Company, AT&T, Fidelity Investments, Inc., Ford Motor Company, GTE Corporation, IBM, MCI Telecommunications Corporation, Monsanto Corp., US West Communications, Inc., and Xerox Corporation; each of which has been a client for over five years.

The Company normally offers professional services through agreements that specify that services are rendered on a best efforts basis, that the Company makes no express or implied warranties and that the client must continue to pay all charges incurred prior to the termination of the agreement. Because services are typically rendered on an as required basis, the Company does not consider the backlog of unfinished assignments significant in understanding its business. The typical client contract term is one to three years and there can be no assurance that a client will renew its contract when it terminates. The Company's contracts are generally cancelable by the client at any time and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of the Company's business relationship with any of its significant clients could have a material adverse effect on the Company's operating results.

Through BIT, the Company has a significant relationship with PeopleSoft as an implementation partner. In fiscal 1997, 12% of the Company's total revenues was derived from clients who purchased implementation services for their PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive, or if BIT should lost its "implementation partner" status with PeopleSoft, the Company would suffer a material adverse effect.

The Company generally prices its services to clients on a time and materials basis and maintains price ranges that reflect the technical skills and experience levels of the Company's consultants. The Company has provided and intends to continue to provide increased project services to its clients. Projects are distinguishable from the Company's core business of time and material consulting by the level of responsibility assumed by the Company.
In a typical project, the Company independently develops a program or maintains a system, whereas, for time and materials contracts, the Company's clients generally maintain responsibility for the overall task. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, the Company may undertake projects on a fixed price basis and guarantee performance based upon defined operating specifications. Cost overruns, unsatisfactory performance or unanticipated difficulties in such projects could have a material adverse effect on the Company's results of operations.

SALES FORCE

The Company maintains an experienced sales force of approximately 130 employees who market the Company's services to senior business executives, chief information officers, information systems managers, other users of programming services and purchasing/buying groups. The purchasing departments of the Company's larger CIS Division clients commonly select a limited list of preferred vendors. Once on the vendor list, the Company's sales representatives are eligible to work directly with managers of projects or application systems seeking consultant assistance. New client contacts are generated through a variety of methods, including client referrals, personal sales calls, direct mailings to targeted clients and telemarketing.

OFFICES

The Company's CIS Division branch office network is integral to its business strategy. Through the branch office network, the Company can (i) offer a broad range of consulting services on a local basis, (ii) respond to changing market demands for information technology services through a variety of contacts in many industries and geographic areas and (iii) maintain a quality professional staff because of its nationwide reputation and its training programs. Additionally, the offices can market their services as being provided by a company with a national presence and a long history in the information technology services business.

The Company believes its operating procedures and financial controls are two of its primary strengths. Business plans, generally at the office level, are prepared annually and include monthly projections for the ensuing fiscal year. Results are tracked monthly to compare actual performance to projected results. The Company has centralized accounting and cash management functions to help ensure integrity of data and control of information flow. Operating data is available on a weekly basis. The Company believes that these practices enhance results from acquired businesses as well.

The Company established its office network through the internal start-up and staffing of offices in new geographic locations and through the acquisition of information technology services companies, their professional staffs and client relationships. The Company's network of offices currently consists of over 50 offices in over 20 states plus Canada. The number of consultants working out of any office ranges from as few as five to over 150. The average is approximately 60 consultants per office.

CONSULTANT RECRUITMENT

The Company's future success will depend in part on its ability to hire adequately trained personnel who address the increasingly sophisticated needs of its clients. The Company's on-going consultant needs arise from (i) increasing demand for the Company's services, (ii) turnover, which is generally high in the industry, and (iii) the clients' requests for programmers trained in the newest software technologies. Few of the Company's employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and the Company has had, and expects to continue to have, difficulty in attracting and retaining an optimal level of qualified personnel. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as a working knowledge of certain sophisticated software, is intense. Because of this, the recruitment of the Company's skilled consultant group is a critical element to the Company's success. The Company devotes significant resources to meeting its personnel requirements. The Company currently has approximately 110 full-time recruiters in its offices and 24 in its National Recruiting Group. The National Recruiting Group maintains a national, proprietary database of relocatable and harder to find consultants (due to unique or specialized skill sets), augments local recruiting, advertises nationally and over the Internet for new consultants, travels to branches to train new recruiters and performs related tasks.

The Company invests heavily in a number of programs designed to retain its trained personnel. The Company sponsors a tuition reimbursement program available to all employees and, in addition, maintains a library of technical training courses available for home study. The Company makes available an employee stock purchase plan, incentive stock options and a matching provision as part of its 401(k) savings plan to all employees.

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

COMPETITION

The information technology services industry is extremely competitive. A number of companies compete with the Company in select markets with substantially similar services. In most of the markets in which the Company competes, the Company believes that there are participants that have significantly greater financial, technical and marketing resources than the Company. The Company believes, however, that no one competitor dominates any of its markets.

There are few very large competitors with annual revenues over $100 million. There are, however, according to The Updata Group, an independent consulting firm, over 3,000 software service firms with yearly revenues over $1 million competing for market share. Most of these firms participate in just one geographic area. The Company's competition, therefore, varies significantly from office to office. Often, local competitors are the Company's primary competition. At certain offices, particularly those with major clients, national competitors are the Company's significant competition. Each office must adapt to the circumstances under which it operates.

In particular, the Company believes that its CIS Division competes most directly with the following national companies: Keane, Inc., Analysts International Corporation, Computer Horizons Corporation and Computer Task Group, Inc. For project management services, Electronic Data Systems Corporation, Andersen Consulting, Computer Sciences Corporation and Cambridge Technology Partners, Inc. and others are competitors. Many of these companies are national and international in scope and have greater resources than the Company. BIT and Spectrum often compete with "Big Six" accounting firms, as well as larger systems consulting firms. The Company also competes with the internal data processing staffs of its clients, which clients can add to their employee base as an alternative to using a consulting firm. Additionally, many large accounting and management consulting firms offer services that overlap with a significant portion of the Company's services. Also, computer hardware and software companies are increasingly becoming involved in systems integration projects. Recently, temporary placement agencies, such as Corestaff, Olsten and Interim, have begun expanding their businesses to provide computer-related services to their customers. Additionally, over the past several years there has been an influx of foreign nationals who provide skilled computer programming services at lower pay scales than other domestic programmers. Some of these foreign nationals are being hired as consultants directly by the Company's clients and potential clients, as well as by certain of the Company's competitors. Moreover, in an attempt to decrease costs, some of the Company's clients and potential clients are outsourcing their business to competitors in foreign countries, including Ireland, India and the former Soviet Union. An increase in the use of skilled foreign national labor at lower rates or foreign software service firms by the Company's competitors or clients could have a material adverse effect on the Company.

In order to remain on its clients' vendor lists and to develop new client relationships, the Company must satisfy requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other software services organizations and temporary placement agencies that provide the same or similar services as the Company at similar or lower costs. Additionally, certain of the Company's clients require that their vendors reduce rates after services have commenced. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. With respect to the Company's implementation services for software packages, the manufacturers of such software may have training requirements that inhibit the Company from competing effectively with other packaged software implementation providers.

EMPLOYEES

As of August 31, 1997, the Company had approximately 3,700 full-time employees, including approximately 700 personnel in administrative positions and approximately 3,000 billable consultants. Administrative personnel are principally branch managers, sales representatives, recruiters and administrative assistants located throughout the Company's offices. None of the Company's employees are subject to a collective bargaining arrangement. The Company has entered into employment agreements with its executive officers. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 5251 DTC Parkway, Suite 1400, Englewood, Colorado 80111. The Company leases approximately 22,600 square feet of office space in Denver for its corporate offices, which lease expires in August, 2002.

The Company leases office space at various other locations under leases ranging from month-to-month up to five-year terms. In total, the Company had 48 leases totaling approximately 214,000 square feet at June 30, 1997. Total office rent expense for the year ended June 30, 1997 was $2.8 million for all offices. The Company's facilities are adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1997.

                                   PART  II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock has been listed on the New York Stock Exchange under the symbol "CBR" since June 19, 1997 and was, prior to that date, on the Nasdaq National Market. The table below sets forth the high and low sales price per share of the Company's common stock for the periods indicated.

                                                          High            Low
                                                         -------        -------
          Fiscal Year Ended June 30, 1996:
            First Quarter                                $12 1/2        $ 8 3/8
            Second Quarter                                17 1/8          9
            Third Quarter                                 16 7/8          9 5/8
            Fourth Quarter                                25             14 7/8
          Fiscal Year Ended June 30, 1997:
            First Quarter                                 39             13 1/4
            Second Quarter                                41 3/4         29 1/4
            Third Quarter                                 34 1/4         22
            Fourth Quarter                                44 7/8         22
          Fiscal Year Ended June 30, 1998:
            First Quarter (through September 5, 1997)     40 1/2         33 1/8


ITEM 6.  SELECTED FINANCIAL DATA*

Year Ended June 30                                          1993           1994           1995           1996           1997
IN THOUSANDS, EXCEPT PER SHARE DATA
-------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Revenues                                                  $81,420         98,985        143,845        187,653        262,274
Operating income                                          $ 2,977          4,715          8,709         14,559         25,778
Net income                                                $ 1,729          3,104          5,205         10,007         14,625
Pro forma net income                                      $ 1,636          2,874          5,092          9,228         15,933
Pro forma income per share                                $   .11            .19            .29            .48            .78
Cash dividends                                            $     -              -              -              -              -
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common and common
  equivalent shares outstanding                            14,334         15,138         17,653         19,065         20,329
-------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Total assets                                              $21,784         36,206         48,402         73,266        122,718
Total long-term liabilities                               $ 3,000            400            300            200            100
Total shareholders' equity                                $ 7,939         22,192         28,060         59,419        102,536
Shares outstanding at year end                             12,199         15,669         15,795         18,403         19,823
-------------------------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE:
Revenue growth                                               18.3%          21.6%          45.3%          30.5%          39.8%
Operating income margin                                       3.7%           4.8%           6.1%           7.8%           9.8%
Pro forma net income margin                                   2.0%           2.9%           3.5%           4.9%           6.1%
Stock price at year end                                    $   N/A         4.375          8.875          22.00        34.1875

* RESTATED FOR POOLING OF INTERESTS BUSINESS COMBINATIONS THROUGH JUNE 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURE AND COMPETITION, WHICH ARE DISCUSSED HEREIN UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS". MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

OVERVIEW

The Company's revenues have increased from $81.4 million in fiscal 1993 to $262.3 million in fiscal 1997. The Company's revenues are generated from two areas, the CIBER Information Services ("CIS") Division and the Solutions Consulting Group ("SCG"). The CIS Division accounted for approximately 71% of the Company's total revenues in fiscal 1997, while SCG accounted for the remainder. The CIS Division provides application software development and maintenance services and, through its CIBR2000 Division, millenium date change solutions. SCG is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of human resource and financial software application products, plus workflow automation and manufacturing/distribution software systems, primarily for client/server networks. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and intranet connectivity. A large portion of CNSI's revenues is derived from sales of computer networking equipment ("product sales").

The Company has grown significantly through mergers and acquisitions as well as through internal growth. Growth in revenues from internal operations ("organic growth") was approximately 27% in fiscal 1997. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over periods of up to 15 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. The Company's consolidated financial statements are restated for all periods prior to a merger to include the results of
operations, financial position and cash flows of the merged company.   In
addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period.

From July 1, 1994 to June 30, 1997, the Company completed the following acquisitions: The Phoenix branch of Eurosystems International, Inc., July 1994; Interface Systems, Inc. ("ISI"), January 1995; the Minnesota Branch of Broadway & Seymour, Inc. (the "Minnesota Branch"), September 1995; OASYS, Inc. (the "Columbus Branch"), March 1996; the Business Systems Development division of DataFocus, Inc. ("Spectrum NT"), July 1996; CIBER Network Services, Inc., December 1996; and, Davis, Thomas & Associates Inc. ("DTA"), March 1997. In addition, the Company has completed the following mergers: Spencer & Spencer Systems, Inc. ("SSSI"), May 1995; Business Information Technology, Inc., June 1995; Practical Business Solutions, Inc. ("PBSI"), May 1996; Spectrum Technology Group, Inc., September 1996; Technology Management Group, Inc. ("TMG"), November 1996; and Technical Support Group, Inc. ("TSG"), November 1996. The Company's June 30, 1997 consolidated financial statements include the accounts of these merged companies for all periods prior to their respective merger.

In addition, subsequent to June 30, 1997, the Company completed the following two mergers:

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, KCM merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued 430,850 shares of its common stock in exchange for all of the
outstanding common stock of KCM.   KCM, located in Calverton, Maryland,
provides consulting services similar to the CIS Division of CIBER. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, management does not intend to restate the Company's historical financial statements for this business combination.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, Reliant merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued 591,638 shares of its common stock and assumed all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provides network integration services and equipment. The Company's consolidated financial statements included herein, have not been restated for the Reliant merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of Reliant. Reliant had revenues of approximately $32 million, $30 million and $36 million during the years ended June 30, 1995, 1996 and 1997, respectively. The effects of this merger on the Company's pro forma net income and pro forma income per share are not expected to be material.

In general, except for CNSI's product sales, the Company's SCG revenues provide higher gross margins than its CIS revenues, however, the SCG activities also involve higher selling, general and administrative expenses as a percentage of revenues. Consequently, fluctuations in gross margin and selling, general and administrative expenses as a percentage of revenues may be due to changes in the mix of revenues between CIS and SCG. Management believes that operating income before amortization and merger costs, as a percentage of revenues, is a meaningful indicator of company performance because it reflects the effects of revenue mix.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of revenues and percentage change in the dollar amount of such items compared to the prior year:

                                                                                  Dollar % Increase
                                                  Percentage of Revenues              (Decrease)
                                                    Year Ended June 30,              Year to Year
                                                ---------------------------    -------------------------
                                                 1995       1996      1997      1995:1996     1996:1997
--------------------------------------------------------------------------------------------------------
Revenues                                        100.0%     100.0%    100.0%        30.5%        39.8%
                                                ---------------------------
                                                ---------------------------

Gross margin                                     31.8%      31.4%     32.4%        28.8         44.1
Selling, general and administrative expenses     24.0       22.2      21.0         20.5         32.3
                                                ---------------------------
  Operating income before amortization
   and merger costs                               7.8        9.2      11.4         54.4         72.5
Amortization of intangible assets                 1.0         .9       1.1         28.7         54.3
Merger costs                                       .7         .5        .5        (16.2)        35.2
                                                ---------------------------
 Operating income                                 6.1        7.8       9.8         67.2         77.1
Interest income (expense), net                    (.2)        .2        .4            -         87.7
                                                ---------------------------
 Income before income taxes                       5.9        8.0      10.2         76.9         77.4
Income tax expense                                2.3        2.7       4.6         52.7        139.3
                                                ---------------------------
 Net income                                       3.6%       5.3%      5.6%        92.3         46.1
                                                ---------------------------
                                                ---------------------------
 Pro forma net income                             3.5%       4.9%      6.1%        81.2         72.7
                                                ---------------------------
                                                ---------------------------

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

The Company's total revenues for fiscal 1997 increased 39.8% to $262.2 million from $187.7 million for fiscal 1996. In fiscal 1997, CIS revenues increased 29.5% to $186.5 million from $144.0 million in fiscal 1996 and SCG revenues increased 73.4% to $75.7 million from $43.7 million in fiscal 1996. CIS revenues represented 71.1% and 76.7% of total revenues in fiscal 1997 and fiscal 1996, respectively. The increase in the Company's CIS revenues was derived primarily from increases in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed was due
primarily to internal growth in branch offices.   In addition, the acquisition
of DTA accounted for approximately $2.5 million of additional CIS revenues in fiscal 1997 as compared to fiscal 1996. SCG revenues increased approximately $21.7 million due to the acquisitions of DTA, CNSI and Spectrum NT, of which $12.2 million was CNSI product revenues. The remaining increase in SCG revenues is primarily due to increased volume of customers implementing PeopleSoft software and, to a lesser extent, increases in other consulting services and increases in billing rates.

Gross margin increased 44.1% to $84.9 million (32.4% of revenues) in fiscal 1997 from $58.9 million (31.4% of revenues) in fiscal 1996. This improvement is due to greater SCG revenues as a percentage of total revenues and due to improved pricing.

Selling, general and administrative expenses increased 32.3% to $55.1 million (21.0% of revenues) in fiscal 1997 from $41.7 million (22.2% of revenues) in fiscal 1996. The decrease as a percentage of revenues is primarily due to greater economies of scale at the administrative level of the Company.

Amortization of intangible assets increased 54.3% to $2.8 million in fiscal 1997 from $1.8 million in fiscal 1996. This increase was due primarily to the Company's acquisitions of DTA, CNSI and Spectrum NT in fiscal 1997.

Merger costs, primarily transaction closing costs, of $1.2 million were incurred in fiscal 1997 related to the mergers of TSG, TMG and Spectrum with CIBER. Merger costs of $901,000 in fiscal 1996 related to the merger of PBSI.

Net interest income increased to $946,000 (0.4% of revenues) in fiscal 1997 from $504,000 (0.2% of revenues) in fiscal 1996 due to increased average cash balances available for investment. As a result of the Company's November 1995 public sale of common stock, the Company reduced its borrowings under its bank line of credit and increased its investment in interest earning cash equivalent instruments. Generally, since November 1995, the Company has not borrowed money.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for fiscal 1997 and 1996 were 40.4% and 38.7%, respectively. This increase was due to increased nondeductible merger costs, an increase in the Company's statutory federal tax rate from 34% to 35%, and increased state and other taxes. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes. The effective tax rates on a historical basis for fiscal 1997 and 1996 were 45.3% and 33.6%, respectively. The Company's fiscal 1997 historical effective tax rate is unusually high due to one-time income tax expense charges of $1.7 million related to the termination of the S corporation status of TSG and Spectrum upon their merger with CIBER, and to a lesser extent, nondeductible merger costs,
which were partially offset by nontaxable S corporation income.   In fiscal
1996, Spectrum converted to an S corporation and recognized a one-time tax benefit of $818,000, which lowered the Company's effective rate.

The Company's pro forma net income increased 72.7% to $15.9 million (6.1% of revenues) in fiscal 1997 from $9.2 million (4.9% of revenues) in fiscal 1996.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

The Company's total revenues for fiscal 1996 increased 30.5% to $187.7 million from $143.8 million for fiscal 1995. In fiscal 1996, CIS revenues increased 26.6% to $144.0 million from $113.8 million in fiscal 1995 and SCG revenues increased 45.2% to $43.7 million from $30.0 million in fiscal 1995. CIS revenues represented 76.7% and 79.1% of total revenues in fiscal 1996 and fiscal 1995, respectively. The increase in the Company's CIS revenues was derived primarily from increases in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed was due primarily to internal growth in branch offices. Acquisitions accounted for approximately $6.0 million of additional CIS revenues in fiscal 1996 as compared to fiscal 1995. SCG revenues increased primarily due to increased volume of customers implementing PeopleSoft software and, to a lesser extent, increases in other consulting services and increases in billing rates.

Gross margin increased 28.8% to $58.9 million in fiscal 1996 from $45.8 million in fiscal 1995. Gross margin as a percentage of revenues remained relatively constant at 31.4% in fiscal 1996 compared to 31.8% in fiscal 1995.

Selling, general and administrative expenses increased 20.5% to $41.7 million (22.2% of revenues) in fiscal 1996 from $34.6 million (24.0% of revenues) in fiscal 1995. The decrease as a percentage of revenues is primarily due to greater economies of scale at the administrative level of the Company.

Amortization of intangible assets increased 28.7% to $1.8 million in fiscal 1996 from $1.4 million in fiscal 1995. This increase was due primarily to the Company's acquisitions of the Minnesota Branch and the Columbus Branch in fiscal 1996 and the acquisition of ISI during fiscal 1995.

Merger costs of $901,000 were incurred in fiscal 1996 related to the merger of PBSI with CIBER. Merger costs of $1.1 million in fiscal 1995 related to the mergers of BIT and SSSI.

Net interest income was $504,000 (0.2% of revenues) in fiscal 1996 as compared to net interest expense of $193,000 (0.2% of revenues) in fiscal 1995. As a result of the Company's November 1995 public sale of common stock, the Company reduced its borrowings under its bank line of credit and increased its investment in interest earning cash equivalent instruments. Generally, since November 1995, the Company has not borrowed money. Net interest income increased due to increased average cash balances available for investment.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for fiscal 1996 and 1995 were 38.7% and 40.2%, respectively. This decrease was due to decreased nondeductible merger costs, which was partially offset by increased state and local taxes. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes. The effective tax rates on a historical basis for fiscal 1996 and 1995 were 33.6% and 38.9%, respectively. The Company's fiscal 1996 historical effective tax rate is unusually low due to a one-time tax benefit of $818,000 as a result of Spectrum's conversion to an S corporation.

The Company's pro forma net income increased 81.2% to $9.2 million (4.9% of revenues) in fiscal 1996 from $5.1 million (3.5% of revenues) in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $60.8 million of working capital, of which $23.0 million was cash and cash equivalents, and had a current ratio of 4:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its cash and cash equivalents, its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs through at least fiscal 1998.

Net cash provided by operating activities was $11.4 million, $4.4 million and $2.4 million in fiscal 1997, 1996 and 1995, respectively. Net income excluding noncash items (primarily depreciation, amortization and deferred income taxes) provided cash of $18.4 million, $11.4 million and $7.6 million in fiscal 1997, 1996 and 1995, respectively. This was partially offset by changes in operating assets and liabilities, which used cash of $7.0 million, $7.0 million and $5.2 million in fiscal 1997, 1996 and 1995, respectively. Changes in operating assets and liabilities have used significant amounts of cash primarily as a result of increases in accounts receivable. The Company's accounts receivable have increased 37.3% and 32.9% as a result of the Company's 39.8% and 30.5% increase in revenues in fiscal 1997 and 1996, respectively. Accounts receivable days sales outstanding ("DSO") was 60 days at June 30, 1997 as compared to 63 days at June 30, 1996.

Net cash used in investing activities in fiscal 1997, 1996 and 1995 was $22.4
million, $3.6 million and $4.8 million, respectively.   The Company used cash
of $19.3 million, $1.7 million and $4.9 million for acquisitions during fiscal 1997, 1996 and 1995, respectively. The Company also purchased property and equipment, primarily computer equipment, of $3.1 million, $1.8 million and $1.0 million during fiscal 1997, 1996 and 1995, respectively.

Net cash provided by financing activities in fiscal 1997, 1996 and 1995 was $16.5 million, $12.7 million and $4.1 million, respectively, The Company obtained net cash proceeds from sales of common stock of $20.3 million, $20.3 million and $223,000 in fiscal 1997, 1996 and 1995, respectively. In connection with the Company's acquisition of CNSI in fiscal 1997, the Company assumed CNSI's $1.9 million outstanding balance under a bank line of credit and $1.1 million of notes payable. The Company repaid these debt obligations and canceled CNSI's bank line of credit. The Company used $5.8 million in fiscal 1996 to reduce its borrowings under bank lines of credit, while in fiscal 1995 the Company borrowed $4.1 million on the lines of credit.

For the years ended June 30, 1997 and 1996, the Company recognized $6,366,000 and $2,643,000, respectively, as a direct increase to additional paid-in capital for the income tax benefits resulting from the exercise of stock options by employees.

The Company has a $20 million revolving line of credit with a bank.
Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1997. The terms and conditions of the credit agreement include several covenants, including those whereby the Company agrees to the maintenance of a certain tangible net worth and debt service coverage ratios among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

The Company's subsidiary, CNSI, also has a $3.0 million inventory financing line of credit with AT&T Capital Corporation. This line of credit expires in October 1997 and is secured by certain assets of the Company. CNSI obtains inventory from various vendors who obtain payment directly from AT&T Capital Corporation. CNSI then pays AT&T Capital Corporation within 30 days of invoice. Amounts outstanding under this line of credit, which totaled $940,000 at June 30, 1997, are included in accounts payable on the Company's balance sheet.

The Company expects, although there can be no assurance, to be able to renew these lines of credit on similar terms.

ASSET MANAGEMENT

The Company's accounts receivable have increased 37.3% and 32.9% as a result of the Company's 39.8% and 30.5% increase in revenues in fiscal 1997 and 1996, respectively. The Company's accounts receivable totaled $51.7 million at June 30, 1997. Clients are generally billed weekly, bi-weekly or monthly for
services.   Due to the high quality and large size of the Company's clients, bad debt expenses have averaged less than 0.1% of revenue for the last several years. During the last three fiscal years, approximately 85% of the Company's receivables have been collected within 60 days of invoice. Delays in collection of accounts receivable generally relate to missing time sheets, delayed receipt of purchase order numbers and payables procedures of the Company's clients. The Company believes substantially all accounts receivable on its June 30, 1997 balance sheet will be collected, although there can be no assurance that all accounts receivable will be collected.

SEASONALITY

The Company experiences a moderate amount of seasonality. Typically, operating income as a percentage of revenues is lowest in the last quarter of each calendar year (the Company's second fiscal quarter) because more holidays and vacations are taken at that time of year resulting in fewer hours billed in that period.

The following table sets forth certain statement of operations data for each of the Company's last eight quarters and, in the opinion of management of the Company, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. See Note 14 of Notes to Consolidated Financial Statements for additional quarterly financial information.

                                     FISCAL 1996 - THREE MONTHS ENDED             FISCAL 1997 - THREE MONTHS ENDED
                                -----------------------------------------   --------------------------------------------
IN THOUSANDS                    SEPT. 30   DEC. 31   MAR. 31   JUNE 30(1)   SEPT. 30(1)   DEC. 31(1)   MAR. 31   JUNE 30
                                --------   -------   -------   ----------   -----------   ----------   -------   -------
Revenues                        $41,943   $43,066   $48,291    $54,353       $54,030       $59,720     $69,651   $78,873
Operating income,
  excluding merger costs          3,306     3,135     3,978      5,041         5,029         5,112       7,913     8,942
Operating income,
  excluding merger costs, as
  a percentage of revenues         7.9%      7.3%      8.2%       9.3%          9.3%          8.6%       11.4%     11.3%

(1) OPERATING INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1996, SEPTEMBER 30, 1996 AND DECEMBER 31, 1996 EXCLUDES MERGER COSTS OF $901,000, $622,000 AND $596,000, RESPECTIVELY, RELATING TO POOLINGS OF INTERESTS.

RECENT ACCOUNTING PRONOUNCEMENTS

For the quarter ended December 31, 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. SFAS 128 replaces the presentation of primary EPS, with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Upon adopting SFAS 128, the Company's diluted EPS will be the same as the income per share as currently reported by the Company while the Company's basic EPS will be greater than the income per share as currently reported.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Included in this report and elsewhere from time to time in other written reports and oral statements, including but not limited to, the Annual Report to Shareholders, quarterly shareholder letters, news releases and investor presentations, are forward-looking statements about the Company's business strategies, market potential, future financial performance and other matters which reflect management's current expectations. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. The Company disclaims any intent or obligation to update publicly such forward-looking statements. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including, without limitation, those set forth below.

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse affect on the Company's business, financial condition or results of operations.

GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION - As an integral part of its business strategy, the Company intends to continue to expand by acquiring application software consulting businesses in attractive markets or with desirable client relationships, as well as businesses with complementary information technology consulting and system integration activities. The Company continuously evaluates potential business combinations and aggressively pursues attractive transactions. From June 1994 through August 1997, the Company completed 16 business combinations. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain clients of acquired businesses. Business combinations involve numerous risks, including the ability to manage geographically remote offices, the diversion of management's attention from other business concerns and the risks of entering markets in which the Company has limited or no direct experience. In addition, acquisitions may involve the expenditure of significant funds and the incurrence of significant charges associated with the amortization of goodwill or other intangible assets or future write-downs of the recorded values of assets acquired. There can be no assurance that any business combination will result in long-term benefits to the Company or that management will be able to manage effectively the resulting business. Additionally, the Company experiences competition for acquisitions. The Company may open new offices in attractive markets with its own personnel.
Many of the Company's branch offices were originally start-up operations. Not all branch offices, whether start-up or acquired, have been successful.
There can be no assurance that the Company will be able to start-up, identify, acquire, or integrate what will ultimately be successful branch office operations.

The Company's internal growth rate has been in excess of 20% for the past several years and is due in part to the growth of industry demand for information technology professional services, including the recent increase in demand resulting from year 2000 millenium date change service needs. There can be no assurance that this increased industry demand will continue in future years and, in particular, beyond the year 2000.

ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS - The Company's future success will depend in part on its ability to hire and provide adequately trained consultants who can fulfill the increasingly sophisticated needs of its clients. The Company's on-going personnel needs arise from: (i) increased demand for the Company's services, (ii) turnover, which is generally high in the industry and (iii) client requests for consultants trained in the newest software and hardware technologies. Few of the Company's employees are bound by non-compete agreements. Competition for consultants in the information technology services industry is significant and the Company has had and expects to continue to have difficulty in attracting and retaining an optimal level of qualified consultants. In particular, competition is intense for the limited number of qualified project managers and professionals with specialized skills, such as a working knowledge of certain sophisticated software. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow.

DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS
- The Company's five largest clients accounted for 22% of the Company's total revenues for the fiscal year ended June 30, 1997. No one client accounted for more than 10% of the Company's total revenues in fiscal 1997, while in fiscal 1996, AT&T Corp. accounted for approximately 11% of the Company's total revenues. The typical client contract term is one to three years and there can be no assurance that a client will renew its contract when it terminates. In addition, the Company's contracts are generally cancelable by the client at any time and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company. Additionally, the Company has a significant relationship with PeopleSoft as a PeopleSoft implementation partner. In fiscal 1997, the Company derived 12% of its total revenues from clients who purchased implementation services for their PeopleSoft systems. In the event PeopleSoft products become obsolete or non-competitive or if the Company should lose its "implementation partner" status with PeopleSoft, the Company would suffer a material adverse effect.

MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS - The Company's rapid growth could place a substantial strain on its operational, administrative and financial resources. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and other internal systems, and to train, motivate and manage its consultants. If the Company's management is unable to manage growth effectively or its consultants are unable to achieve anticipated performance levels, or if the integration of new businesses results in a material diversion of manage ment's attention to the day-to-day operations of the business, the Company's results of operations would be materially adversely affected.

PROJECT RISKS - The Company has provided and intends to continue to provide increased project services to its clients. Projects are distinguishable from the Company's time and material contracts by the level of responsibility assumed by the Company and the potentially longer and more costly sales cycle of a project. These factors may cause fluctuations in quarterly results. In a typical project, the Company independently develops a program or maintains a system, whereas with time and material contracts, the Company's clients generally maintain responsibility for the overall task. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, because the Company may undertake projects on a fixed price basis and guarantee performance based upon defined operating specifications, cost overruns, unsatisfactory performance or unanticipated difficulties in completing such projects could have a material adverse effect on the Company's results of operations.

PRICING AND MARGIN PRESSURE - Many of the Company's larger clients purchase information technology services primarily from a limited number of pre-approved vendors. In order to remain on its clients' vendor lists and to develop new client relationships, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other software services organizations and temporary placement agencies that provide the same or similar services at equal or lower costs. Furthermore, as competition intensifies between information technology service providers, there may be increased demand for qualified consultants resulting in upward market pressure on consultant compensation. Additionally, certain of the Company's clients require that their vendors reduce rates after services
have commenced.   There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. With respect to the Company's implementation services for software packages, the manufacturers of such software may have training requirements that inhibit the Company from competing effectively with other packaged software implementation providers. In addition, as the Company expands its service offerings to include a greater number of fixed price projects, the Company may experience a decrease in margins as a result of unanticipated cost overruns resulting from the inability to meet various project requirements.

COMPETITION - The Company operates in a highly competitive and rapidly changing industry and competes with a variety of companies for positions on the vendor lists of particular clients. Most of these competing companies, many of which are significantly larger and have greater financial, technical and marketing resources, provide the same services as those offered by, and some offer a wider variety of services than, the Company. Many large accounting and management consulting firms offer services that overlap with a significant portion of the Company's services, and the Company competes with the internal information technology staffs of its clients and potential clients. Also, computer hardware and software companies are increasingly becoming involved in systems integration projects. Recently, temporary placement agencies, such as CoreStaff, Olsten and Interim, have begun expanding their businesses to provide computer-related services. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors. Additionally, over the past several years there has been an influx of foreign nationals who provide skilled computer programming services at lower pay scales than other domestic programmers. Some of these foreign nationals are being hired as consultants directly by the Company's clients and potential clients, as well as by certain of the Company's competitors. Moreover, in an attempt to decrease costs, some of the Company's clients and potential clients are awarding business to competitors with operations in "low cost" foreign countries, including Ireland, India and the former Soviet Union. An increase in the use of skilled foreign national labor at lower rates or foreign software service firms by the Company's competitors or clients could have a material adverse effect on the Company.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS - The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly revenues or operating results generally include: costs relating to the expansion of the Company's business, the extent and timing of business acquisitions, the incurrence of merger costs, the timing of assignments from customers, the seasonal nature of the Company's business due to variations in holidays and vacation schedules, the introduction of new services by the Company or its competitors, price competition or price changes and general economic conditions specific to the information technology,
consulting, or information technology staffing industries.   Quarterly sales
and operating results can be difficult to forecast even in the short term. Due to all of the foregoing factors, it is possible that the Company's revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of security analysts or investors. In such event, the trading price of the Company's common stock would likely be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not applicable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Denver, Colorado
August 1, 1997, except as to Note 13(b), which is as of August 21, 1997

                         CIBER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JUNE 30, 1995, 1996 AND 1997


IN THOUSANDS, EXCEPT PER SHARE DATA              1995(1)   1996(1)      1997
                                                --------   --------   --------
Revenues                                        $143,845   $187,653   $262,274

Salaries, wages and other direct costs            98,075    128,724    177,373
Selling, general and administrative expenses      34,591     41,674     55,135
Amortization of intangible assets                  1,395      1,795      2,770
Merger costs                                       1,075        901      1,218
                                                --------   --------   --------
   Operating income                                8,709     14,559     25,778
Interest income                                       98        720        946
Interest expense                                    (291)      (216)         -
                                                --------   --------   --------
   Income before income taxes                      8,516     15,063     26,724
Income tax expense                                 3,311      5,056     12,099
                                                --------   --------   --------
   Net income                                   $  5,205   $ 10,007   $ 14,625
                                                --------   --------   --------
                                                --------   --------   --------

Pro forma information (unaudited) (Note 1(i)):
   Historical net income                        $  5,205   $ 10,007   $ 14,625
   Pro forma adjustment to income tax expense       (113)      (779)     1,308
                                                --------   --------   --------
   Pro forma net income                         $  5,092   $  9,228   $ 15,933
                                                --------   --------   --------
                                                --------   --------   --------

  Pro forma income per share                    $    .29   $    .48   $    .78
                                                --------   --------   --------
                                                --------   --------   --------

Weighted average common and common
  equivalent shares                               17,653     19,065     20,329
                                                --------   --------   --------
                                                --------   --------   --------





















(1)  Restated for poolings of interests through June 30, 1997 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1996 AND 1997


IN THOUSANDS, EXCEPT SHARE DATA                          1996(1)         1997
                                                         -------       --------

ASSETS
Current assets:
   Cash and cash equivalents                             $17,465      $  22,997
   Accounts receivable                                    37,671         51,736
   Inventories                                                 -            330
   Prepaid expenses and other assets                         760          1,615
   Deferred income taxes                                     417          4,160
                                                         -------       --------
      Total current assets                                56,313         80,838
                                                         -------       --------

Property and equipment, at cost                            5,475          9,500
Less accumulated depreciation and amortization            (2,745)        (4,316)
                                                         -------       --------
      Net property and equipment                           2,730          5,184
                                                         -------       --------

Intangible assets, net                                    12,801         34,383
Deferred income taxes                                        458          1,112
Other assets                                                 964          1,201
                                                         -------       --------
      Total assets                                       $73,266       $122,718
                                                         -------       --------
                                                         -------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade payables                                       $  1,555       $  3,502
   Accrued compensation                                    8,242         10,111
   Other accrued expenses and liabilities                  2,741          4,746
   Income taxes payable                                      642          1,723
   Deferred income taxes                                     467              -
                                                         -------       --------
      Total current liabilities                           13,647         20,082
Long-term acquisition costs payable                          200            100
                                                         -------       --------
      Total liabilities                                   13,847         20,182
                                                         -------       --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value, 5,000,000
     shares authorized, no shares issued                       -              -
   Common stock, $0.01 par value, 40,000,000
     shares authorized, 18,403,000 and 19,823,000
     shares issued and outstanding                           184            198
   Additional paid-in capital                             37,248         68,606
   Retained earnings                                      21,987         33,732
                                                         -------       --------
      Total shareholders' equity                          59,419        102,536
                                                         -------       --------
      Total liabilities and shareholders' equity         $73,266       $122,718
                                                         -------       --------
                                                         -------       --------




(1)  Restated for poolings of interests through June 30, 1997 - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                             COMMON STOCK    ADDITIONAL                TOTAL
                                                             ------------     PAID-IN    RETAINED   SHAREHOLDERS'
IN THOUSANDS                                              SHARES     AMOUNT   CAPITAL    EARNINGS      EQUITY
                                                          ------     ------   -------    --------      ------
BALANCES AT JULY 1, 1994 (1)                              15,669      $157    $11,799     $10,236     $ 22,192
Employee stock purchases and options exercised               102         1        131           -          132
Acquisition                                                   24         -        100           -          100
Sale of common stock by merged companies                       -         -         91           -           91
Tax benefit from exercise of stock options                     -         -        422           -          422
Termination of S corporation tax status of merged company      -         -        854        (854)           -
Reversal of deferred compensation liability                    -         -         86           -           86
Compensation expense related to stock options                  -         -         19           -           19
Net income                                                     -         -          -       5,205        5,205
Distributions by merged company                                -         -          -        (187)        (187)
                                                          ----------------------------------------------------
BALANCES AT JUNE 30, 1995 (1)                             15,795       158     13,502      14,400       28,060

Public offering, net of offering costs of $1,532           1,912        19     18,971           -       18,990
Employee stock purchases and options exercised               672         7      1,241           -        1,248
Acquisition                                                   24         -        100           -          100
Sale of common stock by merged companies                       -         -         36           -           36
Tax benefit from exercise of stock options                     -         -      2,643           -        2,643
Termination of S corporation tax status of merged company      -         -        736        (736)           -
Compensation expense related to stock options                  -         -         19           -           19
Net income                                                     -         -          -      10,007       10,007
Distributions by merged company                                -         -          -      (1,684)      (1,684)
                                                          ----------------------------------------------------
BALANCES AT JUNE 30, 1996 (1)                             18,403       184     37,248      21,987       59,419

Public offering, net of offering costs of $1,390             610         6     16,921           -       16,927
Employee stock purchases and options exercised               716         7      3,323           -        3,330
Acquisitions                                                  93         1      2,568           -        2,569
Sale of common stock by merged companies                       -         -         77           -           77
Tax benefit from exercise of stock options                     -         -      6,366           -        6,366
Termination of S corporation tax status of merged company      -         -      2,041      (2,041)           -
Compensation expense related to stock and stock options        1         -         62           -           62
Net income                                                     -         -          -      14,625       14,625
Distributions by merged company                                -         -          -        (839)        (839)
                                                          ----------------------------------------------------
BALANCES AT JUNE 30, 1997                                 19,823      $198    $68,606     $33,732     $102,536
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------


(1)  Restated for poolings of interests through June 30, 1997 - See Note 2.

See accompanying notes to consolidated financial statements.

                  CIBER, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1995, 1996 AND 1997

IN THOUSANDS                                                  1995(1)   1996(1)     1997
                                                              -------   -------     ----
OPERATING ACTIVITIES:
  Net income                                                  $ 5,205   $10,007   $ 14,625
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             1,998     2,649      4,526
      Deferred income taxes                                       342    (1,224)      (811)
      Compensation expense related to stock and stock options      19        19         62
      Changes in operating assets and liabilities,
        net of the effect of acquisitions:
          Accounts receivable                                  (8,211)   (9,331)   (10,867)
          Other current and long-term assets                     (598)     (531)    (1,356)
          Trade payables                                          523       (58)        28
          Accrued compensation                                  1,810       432      1,433
          Other accrued expenses and liabilities                  667     1,035        216
          Income taxes payable                                    637     1,449      3,561
                                                              -------   -------   --------
            Net cash provided by operating activities           2,392     4,447     11,417
                                                              -------   -------   --------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                           (4,948)   (1,725)   (19,290)
  Purchases of property and equipment                          (1,009)   (1,845)    (3,094)
  Sales of short-term investments                               1,140         -          -
                                                              -------   -------   --------
            Net cash used in investing activities              (4,817)   (3,570)   (22,384)
                                                              -------   -------   --------
FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net                        223    20,274     20,334
  Net borrowings (payments) on bank lines of credit             4,131    (5,800)    (1,900)
  Payments on notes payable                                       (55)     (110)    (1,096)
  Distributions by merged company                                (187)   (1,684)      (839)
                                                              -------   -------   --------
            Net cash provided by financing activities           4,112    12,680     16,499
                                                              -------   -------   --------
            Net increase in cash and cash equivalents           1,687    13,557      5,532
Cash and cash equivalents, beginning of year                    2,221     3,908     17,465
                                                              -------   -------   --------
Cash and cash equivalents, end of year                        $ 3,908   $17,465   $ 22,997
                                                              -------   -------   --------
                                                              -------   -------   --------

(1)  Restated for poolings of interests through June 30, 1997 - See Note 2.

  See accompanying notes to consolidated financial statements.

                        CIBER, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1995, 1996 AND 1997

(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  NATURE OF OPERATIONS

CIBER, Inc. and Subsidiaries ("CIBER" or the "Company") is a nationwide provider of information technology consulting services, including application software staff supplementation, management consulting for "business/IT" problems, package software implementation services, system life-cycle project responsibility, millennium date change conversion services, and networking procurement and engineering services. At June 30, 1997, CIBER had approximately 2,750 consultants operating out of over 50 branch offices in over 20 states plus Canada.

The Company's CIBER Information Services ("CIS") Division provides application software development and maintenance services and, through its CIBR2000 Division, millenium date change solutions. The CIBER Solutions Consulting Group ("SCG") is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of human resource and financial software application products, plus workflow automation and manufacturing/distribution software systems, primarily for client/server networks. A substantial portion of BIT's revenues are derived from assisting clients implementing PeopleSoft, Inc. software. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and intranet connectivity.

(b)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(c)  CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds and investment grade commercial paper.

(d)  INVENTORIES

Inventories consist of computer networking equipment and supplies and are stated at the lower of cost or market using the first-in, first-out method.

(e)  PROPERTY AND EQUIPMENT

Property and equipment, which consists primarily of equipment and furniture, is stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives, ranging primarily from five to seven years. Depreciation expense was $603,000, $854,000 and $1,756,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

(f)  INTANGIBLE ASSETS

Intangible assets consist of goodwill, client lists, noncompete agreements, and software license costs. Goodwill is amortized over 12 to 15 years. Client lists are amortized over the estimated useful lives ranging from two to eight years. Noncompete agreements and software license costs are amortized over the terms of the contracts that range from one to six years. Amortization is recorded using the straight-line method.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Intangible assets are reviewed for impairment when events indicate the carrying amount of intangible assets may not be recoverable. Impairments would be considered to exist when the estimated non-discounted future cash flows expected to result from the use of the intangible asset are less than the carrying amount of the asset. Impairment, if any, will be measured based on forecasted future discounted operating cash flows.

(g)  REVENUE RECOGNITION

The Company recognizes revenue as services are rendered and as product is shipped. Product revenues were $12,206,000 for the year ended June 30, 1997. Revenues also include reimbursable expenses directly incurred in providing services to clients, that totaled $3,896,000, $4,610,000 and $5,906,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

(h)  INCOME TAXES

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

Certain companies, which have merged with CIBER in business combinations accounted for as poolings of interests, had elected S corporation status for U.S. federal income tax purposes, and therefore, were generally not subject to income taxes. Accordingly, no income tax expense is included in the historical consolidated financial statements for the operations of these companies prior to their merger with CIBER. The related net deferred tax liability of these companies at the date of their merger with CIBER has been recorded as income tax expense. Specifically, prior to their merger with CIBER, Spectrum, Technical Support Group, Inc. ("TSG"), Practical Business Solutions, Inc. ("PBSI") and Spencer & Spencer Systems, Inc. ("SSSI") were S corporations. Spectrum had elected S corporation status during the quarter ended December 31, 1995, and as a result, income tax expense for the quarter ended December 31, 1995 includes a one-time tax benefit of $818,000, resulting from the elimination of Spectrum's net deferred tax liability. Thereafter, no provision for income taxes is included in the consolidated financial statements for the operations of Spectrum prior to its merger with CIBER. Upon the mergers of Spectrum and TSG with CIBER, CIBER recorded one-time income tax expense charges of $1,202,000 and $515,000, respectively, to record the net deferred tax liability of Spectrum and TSG at the respective merger dates. See note 1(i).

(i)  PRO FORMA NET INCOME

To properly reflect the Company's pro forma net income, the net income of Spectrum, TSG, PBSI, and SSSI prior to their merger with CIBER, which was not subject to income taxes because of their S corporation status, has been tax effected and included in the pro forma adjustment to income tax expense in the accompanying consolidated statements of operations. This adjustment was computed as if these merged companies had been taxable entities subject to federal and state income taxes for all periods prior to their merger with CIBER at the marginal rates applicable in such periods.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


In addition, the pro forma adjustment to income tax expense for the years ended June 30, 1995, 1996 and 1997 has been effected to exclude income tax expense of $284,000, $475,000, and $1,717,000, respectively, representing the one-time income tax expense resulting from the termination of the S corporation status of these companies. Also, the pro forma adjustment to income tax expense for the year ended June 30, 1996 has been effected to exclude the income tax benefit of $818,000 resulting from Spectrum's conversion to an S corporation.

(j)  PRO FORMA INCOME PER SHARE

Pro forma income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares of 1,954,000, 1,709,000 and 1,333,000 in fiscal 1995, 1996 and 1997, respectively, consist of stock options, determined using the treasury stock method. The shares and the options issued in connection with business combinations accounted for as poolings of interests have been treated as if they had been issued and outstanding for all periods prior to the merger.

(k)  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations ("APB 25"). The Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock. CIBER generally grants stock options at fair market value at the date of grant.

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") which allows entities to continue to apply the provisions of APB 25 and to provide pro forma disclosures of net income and income per share as if the fair-value based method defined in SFAS 123 had been applied. The pro forma disclosures required by SFAS 123 are included in
Note 8.

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

(n)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(2)  POOLINGS OF INTERESTS

From July 1, 1996 through June 30, 1997, the following companies have merged with CIBER in business combinations accounted for as poolings of interests ("mergers"). Accordingly, the Company's financial statements have been restated for all periods prior to the respective merger to include the results of operations, financial position and cash flows of the merged companies.

TECHNICAL SUPPORT GROUP, INC. - On November 27, 1996, the Company issued 370,376 shares of its common stock and assumed all of TSG's liabilities in exchange for all of the assets of TSG. TSG, located in Chicago, Illinois, provided consulting services similar to the CIS Division of CIBER.

TECHNOLOGY MANAGEMENT GROUP, INC. ("TMG") - On November 26, 1996, the Company issued 242,179 shares of its common stock and granted options for 163,007 shares of the Company's common stock (at an aggregate exercise price of $547,000) in exchange for all of the outstanding shares of common stock and the cancellation of options of TMG. The CIBER stock options replaced existing TMG stock options. TMG, located in Seattle, Washington, provided consulting services similar to the CIS Division of CIBER.

SPECTRUM TECHNOLOGY GROUP, INC. - On September 3, 1996, the Company issued 853,116 shares of its common stock in exchange for all of the outstanding common stock of Spectrum. Spectrum is located in Somerville, New Jersey.

Revenues, net income and pro forma net income of CIBER and of TSG, TMG and Spectrum collectively, prior to their merger with CIBER, and on a combined basis were (in thousands):

                                                        TSG,
                                                      TMG AND
                                        CIBER         SPECTRUM       COMBINED
                                       --------       --------       --------
Six months ended December 31,
 1996 (unaudited)(1)
   Revenues                            $102,467        $11,283       $113,750
   Net income/(loss)                      4,700          (517)          4,183
   Pro forma net income                   4,700            791          5,491
Year Ended June 30, 1996
   Revenues                            $156,873        $30,780       $187,653
   Net income                             8,142          1,865         10,007
   Pro forma net income                   8,531            697          9,228
Year Ended June 30, 1995
   Revenues                            $120,151        $23,694       $143,845
   Net income                             4,175          1,030          5,205
   Pro forma net income                   4,296            796          5,092

(1) Information for TSG, TMG and Spectrum, collectively, is through the date of the mergers.

In fiscal 1997, the Company incurred merger costs of $1,218,000 in connection with the mergers of TSG, TMG and Spectrum.

In May 1996, the Company issued 959,035 shares of its common stock and stock options to purchase 72,185 shares of common stock in connection with the merger of PBSI with CIBER. In fiscal 1995, the Company issued 2,024,796 shares of its common stock and stock options to purchase 134,268 shares of common stock in connection with the mergers of BIT and SSSI with CIBER.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(3)  ACQUISITIONS

From July 1, 1994 through June 30, 1997, CIBER made certain asset purchases, or "acquisitions", as set forth below. Each of these acquisitions has been accounted for under the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

DAVIS, THOMAS & ASSOCIATES, INC. ("DTA") - On March 14, 1997 the Company acquired the business operations and certain assets of DTA for $13.5 million, consisting of $13.2 million in cash and the assumption of $339,000 of liabilities. The Company has recorded goodwill of $13.1 million related to this acquisition, which will be amortized over 15 years. DTA, with offices in Minneapolis, Minnesota and Chicago, Illinois provided services similar to CIBER. The Minneapolis office has become part of the Company's CIS Division while the Chicago office has become part of the Company's subsidiary, CIBER Network Services, Inc. Had the acquisition of DTA occurred at the beginning of the respective periods, revenues for the years ended June 30, 1996 and 1997 would have been increased by approximately $12.9 million and $9.0 million, respectively. The effects on pro forma net income and pro forma income per share would not have been material.

CIBER NETWORK SERVICES, INC. ("CNSI") - On December 2, 1996, the Company acquired CNSI, which was majority owned by certain officers of the Company, for consideration of $3.7 million, consisting of 68,631 shares of the Company's common stock and $1.2 million in cash. In addition, the Company assumed net liabilities of $772,000, resulting in a total purchase price of $4.5 million. Additionally, the terms of purchase provide for contingent consideration of up to $2.6 million if CNSI achieves certain performance objectives in each of the 12 month periods ending October 31, 1997, 1998 and 1999. Any contingent consideration earned will be payable at the sellers' option in the Company's common stock, at the then prevailing market price, or in cash. At June 30, 1997, the Company believes that the contingent consideration for the period ended October 31, 1997 will be earned, and therefore has recorded additional goodwill and an accrued liability of $1.2 million. The Company has recorded goodwill of $5.7 million, which is being amortized over 15 years. Any additional contingent consideration paid will be accounted for as additional goodwill. For income tax purposes, this acquisition was a non-taxable transaction. Had the acquisition of CNSI occurred at the beginning of the respective periods, revenues would have been increased by approximately $18.3 million and $8.1 million, for the year ended June 30, 1996 and 1997, respectively. The effects on pro forma net income and pro forma income per share would not have been material.

BUSINESS SYSTEMS DEVELOPMENT DIVISION - In July 1996, the Company acquired certain assets, liabilities and all of the business operations of the Business Systems Development division of DataFocus, Inc., Fairfax, Virginia, a subsidiary of KTI, Inc. The aggregate purchase price was $5.0 million, of which $4.8 million has been allocated to goodwill and $229,000 has been allocated to other net assets. This operation is now part of Spectrum and provides Microsoft technology based computer software consulting services. The effects on revenues, pro forma net income and pro forma income per share would not have been material.

OASYS, INC. - In March 1996, the Company acquired certain assets and all of the business operations of Oasys, Inc., located near Columbus, Ohio, for $769,000 in cash. The Company recorded goodwill of $740,000 related to this acquisition. In addition, if the operations acquired achieve certain levels of revenue, the Company would be required to pay through December 31, 1998, additional cash consideration to the former owners. The Company would record such additional consideration paid, if any, as additional goodwill. At December 31, 1996, the Company paid additional consideration of $45,000 related to the acquisition.

MINNESOTA BRANCH - In September 1995, the Company acquired certain assets and liabilities and all of the business operations of the Rochester, Minnesota branch office of Broadway & Seymour, Inc. The consideration paid for this acquisition was $956,000 in cash and the assumption of $16,000 of net liabilities. The Company recorded goodwill of $972,000 related to this acquisition.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


INTERFACE SYSTEMS, INC. ("ISI") - In January 1995, the Company acquired certain assets and all of the business operations of ISI, located in Holmdel, NJ. The consideration for the acquisition was $3.4 million. In addition, if the operations acquired achieve certain levels of income, the Company would be required to pay annually through December 31, 1997, additional consideration in the form of shares of common stock to the former owners. The Company would record such additional consideration paid, if any, as additional goodwill.

(4)  INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 1996 and 1997 (in thousands):

                                                          1996           1997
                                                        -------        -------
   Goodwill                                             $ 7,687        $31,255
   Client lists                                           6,801          6,801
   Noncompete agreements                                  1,360          2,144
   Software license costs                                   255            255
                                                        -------        -------
                                                         16,103         40,455
   Less accumulated amortization                         (3,302)        (6,072)
                                                        -------        -------
                                                        $12,801        $34,383
                                                        -------        -------
                                                        -------        -------

(5)  REVOLVING LINES OF CREDIT

The Company has a $20 million revolving line of credit with a bank. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1997. The terms and conditions of the credit agreement include several covenants, including those whereby the Company agrees to the maintenance of a certain tangible net worth and debt service coverage ratios among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

The Company's subsidiary, CNSI, also has a $3.0 million inventory financing line of credit with AT&T Capital Corporation. This line of credit expires in October 1997 and is secured by certain assets of the Company. CNSI purchases inventory from various vendors who obtain payment directly from AT&T Capital Corporation. CNSI then pays AT&T Capital Corporation within 30 days of invoice. Amounts outstanding under this line of credit, which totaled $940,000 at June 30, 1997, are included in accounts payable on the Company's balance sheet.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(6)  LEASES

The Company has several noncancelable operating leases for office space. Rental expense for operating leases totaled $1,911,000, $2,007,000 and $2,834,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

Future minimum lease payments as of June 30, 1997 are (in thousands):

                          Year ending June 30:
                            1998                               $ 3,200
                            1999                                 3,018
                            2000                                 2,216
                            2001                                 1,622
                            2002                                 1,256
                            Thereafter                             179
                                                               -------
                               Total minimum lease payments    $11,491
                                                               -------
                                                               -------

(7)  INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 1995, 1996 and 1997 consists of the following (in thousands):

                                          1995           1996           1997
                                         ------        -------        -------
Current:
   Federal                               $2,555        $ 5,249        $10,413
   State and local                          355            921          2,023
   Foreign                                   59            110            474
                                         ------        -------        -------
                                          2,969          6,280         12,910
                                         ------        -------        -------
Deferred:
   Federal                                  300         (1,030)          (679)
   State and local                           42           (194)          (132)
                                         ------        -------        -------
                                            342         (1,224)          (811)
                                         ------        -------        -------
      Income tax expense                 $3,311        $ 5,056        $12,099
                                         ------        -------        -------
                                         ------        -------        -------

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate (34% for the years ended June 30, 1995 and 1996 and 35% for the year ended June 30, 1997) to income before income taxes as a result of the following (in thousands):


                                                 1995      1996       1997
                                                ------    ------    -------
Tax at federal statutory rate                   $2,895    $5,121    $ 9,353
Increase (decrease) in income taxes
 resulting from:
   State and local income taxes, net of
    federal income tax benefit                     258       568      1,073
   Nondeductible merger costs                      236        38        383
   Termination of S corporation status
    of merged companies, including
    state income taxes, net of federal
    income tax benefit                             284       475      1,717
   Conversion of merged company to an
    S corporation                                    -      (818)         -
   S corporation income of merged companies       (295)     (380)      (443)
   Other                                           (67)       52         16
                                                ------    ------    -------
      Income tax expense                        $3,311    $5,056    $12,099
                                                ------    ------    -------
                                                ------    ------    -------

Effective tax rate                               38.9%     33.6%      45.3%
                                                ------    ------    -------
                                                ------    ------    -------


TAX BENEFIT OF STOCK OPTIONS EXERCISED - For the years ended June 30, 1996 and 1997, the Company recognized $2,643,000 and $6,366,000, respectively, as a direct increase to additional paid-in capital for the income tax benefit resulting from the exercise of stock options by employees. At June 30, 1996 and 1997, the Company has recorded $1,043,000 and $4,929,000, respectively, as a deferred tax asset, for the portion of the income tax benefit resulting from the exercise of stock options in the current fiscal year that will reduce income taxes payable in the following fiscal year.

The components of the net deferred tax asset or liability at June 30, 1996 and 1997 are as follows (in thousands):

                                                              1996      1997
                                                            -------   -------
Deferred tax assets:
   Intangible assets, due to differences in
     amortization periods                                   $   458   $ 1,112
   Accounts payable                                             186       176
   Accrued expenses, not currently tax deductible               536     1,373
   Future tax benefit of stock options exercised              1,043     4,929
   Other                                                          -       102
                                                            -------   -------
                                                              2,223     7,692
Deferred tax liabilities:
   Accounts receivable                                       (1,815)   (2,420)
                                                            -------   -------
      Net deferred tax asset                                $   408   $ 5,272
                                                            -------   -------
                                                            -------   -------

Balance sheet classification of net deferred tax asset (liability):

   Deferred tax asset-current                               $   417   $ 4,160
   Deferred tax asset-long term                                 458     1,112
   Deferred tax liability-current                              (467)        -
                                                            -------   -------
      Net deferred tax asset                                $   408   $ 5,272
                                                            -------   -------
                                                            -------   -------

Deferred taxes related to accounts payable and accounts receivable are primarily related to certain merged companies utilizing the cash basis of accounting for income tax purposes prior to their merger with CIBER.

                        CIBER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Based on its evaluation of current and anticipated future taxable income, the Company believes sufficient taxable income will be generated to realize the benefit of the deferred tax assets.

(8)  STOCK PURCHASE AND STOCK OPTION PLANS

The Company has five stock-based compensation plans, which are described below.

EMPLOYEE STOCK PURCHASE PLAN - The Company has a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. Up to 1,000,000 shares of common stock may be issued under the Employee Stock Purchase Plan. During the years ended June 30, 1995, 1996 and 1997 employees purchased 16,880, 90,268 and 89,720 shares of common stock, respectively.

1989 STOCK OPTION PLAN - The Company established a stock option plan in 1989 that was discontinued during fiscal 1994. The options are 100% vested as of July 1, 1995 and are subject to certain restrictions. The options expire twenty years after the date of grant through 2013.

EMPLOYEES' STOCK OPTION PLAN - The Company has a stock option plan for employees and up to 2,000,000 shares of the Company's common stock are authorized for issuance under this plan. The plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The number and nature of awards granted is determined by the compensation committee of the Board of Directors. Options become exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant. No portion of an option may vest before six months after the date of grant.

DIRECTORS' STOCK OPTION PLAN - The Company established in fiscal 1995, a stock option plan for non-employee directors. Up to 100,000 shares of the Company's common stock are authorized for issuance under this plan. Such stock options are non-discretionary and granted annually at the fair market value of the Company's common stock on the date of grant. The number of options granted annually is fixed by the plan. Options expire 10 years from the date of grant.

DIRECTORS' STOCK COMPENSATION PLAN - The Company established in fiscal 1997, a stock compensation plan for non-employee directors. Up to 25,000 shares of the Company's common stock are authorized for issuance under this plan. Under this plan, each non-employee director is issued shares for their attendance at each meeting of the Company's Board of Directors. The number of shares issued is based on the quoted price of the Company's common stock immediately prior to the date of the applicable meeting. During the year ended June 30, 1997, the Company issued 832 shares of common stock under this plan.

At June 30, 1997, there were 3,531,000 shares of common stock reserved for future issuance under the Company's stock-based compensation plans. At June 30, 1997, the Company had 700,320 shares of common stock available for future option grants under its stock option plans.

                         CIBER, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company applies APB Opinion 25 in accounting for its stock-based compensation plans. The compensation cost that has been charged against income for these plans for the years ended June 30, 1995, 1996 and 1997 was $19,000, $19,000 and $62,000, respectively. Had the Company determined compensation cost for its stock-based compensation plans based on the fair-value at the grant date, as calculated in accordance with SFAS 123, the Company's net income, pro forma net income, and pro forma income per share for the years ended June 30, 1996 and 1997, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                        1996           1997
                                                      -------        -------
    Net income                     As reported        $10,007        $14,625
                                   Pro forma            9,130         12,420

    Pro forma net income           As reported          9,228         15,933
                                   Pro forma            8,351         13,728

    Pro forma income per share     As reported            .48            .78
                                   Pro forma              .44            .68

The affect of applying SFAS 123 in this disclosure may not be indicative of the affect on reported net income for future years. SFAS 123 does not apply to options granted prior to July 1, 1995 and additional option grants are anticipated in future years.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               1996          1997
                                             -------        -------
           Expected life                     5 years        5 years
           Risk free interest rate             6.1%           6.3%
           Expected volatility                  50%            50%
           Dividend yield                        0%             0%

A summary of the status of the Company's stock option plans as of June 30, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below (shares in thousands):

                                             1995                1996                 1997
                                      -----------------    -----------------    -----------------
                                               WEIGHTED             WEIGHTED             WEIGHTED
                                               AVERAGE              AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE             EXERCISE
                                      SHARES    PRICE      SHARES    PRICE      SHARES    PRICE
                                      ------   --------    ------   --------    ------   --------
Outstanding at beginning of year       2,340     $1.11      2,369     $1.29      2,203     $3.31
Granted                                  132      4.42        415     11.31        526     24.48
Exercised                                (85)     0.71       (580)     0.78       (626)     2.51
Canceled                                 (18)     4.38         (1)    16.38       (100)    16.87
                                      ------               ------               ------
Outstanding at end of year             2,369     $1.29      2,203     $3.31      2,003     $8.43
                                      ------               ------               ------
                                      ------               ------               ------

Options exercisable at year end        2,018                1,552                1,108
                                      ------               ------               ------
                                      ------               ------               ------

The weighted average fair value of options granted during fiscal 1996 and 1997 were $5.73 and $12.85, respectively.

                         CIBER, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at June 30, 1997, is as follows (shares in thousands):

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  ---------------------------------------------   ------------------------------
                                                    WEIGHTED
                     NUMBER         WEIGHTED         AVERAGE         NUMBER         WEIGHTED
   RANGE OF        OUTSTANDING       AVERAGE        REMAINING      EXERCISABLE       AVERAGE
EXERCISE PRICES   JUNE 30, 1997   EXERCISE PRICE   LIFE (YEARS)   JUNE 30, 1997   EXERCISE PRICE
------------------------------------------------------------------------------------------------
$ 0.01 - $ 4.00        977           $ 0.63           12.5             904           $ 0.68
  4.17 -   8.88        469             6.57            7.4             181             5.78
 11.25 -  22.00        421            21.14            9.0              23            17.02
 25.25 -  38.00        136            31.57            9.5               -                -
------------------------------------------------------------------------------------------------
$ 0.01 - $38.00      2,003           $ 8.43            10.4          1,108           $ 1.85
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

(9)  RELATED PARTY TRANSACTIONS

Prior to the acquisition of CNSI on December 2, 1996 (see note 3), CNSI was 85% owned by certain officers of the Company. These officers and their families received $1,159,000 in cash and 54,498 shares of CIBER common stock as consideration for their ownership interests in CNSI. Additionally, the terms of purchase provide for contingent consideration of up to $2.6 million, of which $1.2 million has been accrued for at June 30, 1997, if CNSI achieves certain performance objectives in each of the 12 month periods ending October 31, 1997, 1998 and 1999. Any additional consideration will be payable in cash or CIBER common stock, The Company also repaid approximately $898,000 to the Company's Chairman and members of his family for outstanding obligations owed to them by CNSI.

Certain officers of the Company also guaranteed CNSI's $3.0 million inventory financing line of credit (see note 5), which had an outstanding balance of approximately $1.1 million at December 2, 1996. These personal guarantees were released upon the acquisition of CNSI. In addition, CNSI had a $2.5 million bank line of credit, with an outstanding balance of $1.9 million at December 2, 1996, that was guaranteed by the Company's Chairman. Upon the acquisition of CNSI, the Company repaid and canceled this bank line of credit and the personal guarantee of the Chairman was released.

During the years ended June 30, 1995 and 1996 and for the period from July 1, 1996 to December 2, 1996, CIBER purchased from CNSI several local area networks and various computer equipment and software for approximately $268,000, $923,000 and $558,000, respectively. In addition, from January 1994 to November 1996, the Company provided accounting and other administrative services to CNSI at a monthly charge of $2,500.

(10)  401(k) SAVINGS PLAN AND OTHER RETIREMENT PLANS

The Company has a savings plan under Section 401(k) of the Internal Revenue Code. Company contributions are determined based on the employee's completed years of service, the employee's contribution and the Company's matching contribution percentage. In addition, certain companies which have merged with CIBER in business combinations accounted for as poolings of interests also have had defined contribution retirement plans.

The Company recorded expense of approximately $764,000, $1,196,000 and $1,580,000 for the years ended June 30, 1995, 1996 and 1997, respectively, related to these plans.

                         CIBER, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(11)  BUSINESS AND CREDIT CONCENTRATIONS

The Company's clients are located principally throughout the United States. Its revenue and accounts receivable are concentrated with large companies in several industries. The Company's largest client accounted for 9%, 11% and 7% of total revenues for the years ended June 30, 1995, 1996 and 1997, respectively. In addition, the Company's five largest clients accounted for, in the aggregate, 22%, 26% and 22% of the Company's total revenues for the years ended June 30, 1995, 1996 and 1997, respectively. The Company has a policy to regularly monitor the creditworthiness of its clients and generally does not require collateral. Historically, the Company has not had the need to provide for material uncollectible amounts. Through BIT, the Company has a concentration of revenues related to clients purchasing software from PeopleSoft, Inc. ("PeopleSoft"). Approximately 12%, 14% and 12% of the Company's total revenues for the years ended June 30, 1995, 1996 and 1997, respectively, were generated from over 100 clients implementing PeopleSoft software.

The Company also has concentrations of credit risk in cash and cash equivalents, which are invested in high quality financial institutions or companies.

(12)  SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flow information for the years ended June 30, 1995, 1996 and 1997 is as follows (in thousands):

                                                             1995      1996     1997
                                                            ------    ------   -------
Noncash investing and financing activities:
  Cash paid for acquisitions:
    Fair value of assets acquired                           $3,350    $1,750   $28,899
    Liabilities assumed                                          -       (25)   (5,965)
    Common stock issued in connection with acquisitions          -         -    (2,469)
    Accrued acquisition costs payable                            -         -    (1,175)
    Payment of acquisition costs payable                     1,598         -         -
                                                            ------    ------   -------
      Cash paid for acquisitions                            $4,948    $1,725   $19,290
                                                            ------    ------   -------
                                                            ------    ------   -------
  Issuance of common stock in satisfaction of acquisition
    costs payable                                           $  100    $  100   $   100
  Decrease in liabilities due to reversal of deferred
    compensation liability                                  $   86         -         -
  Cash paid for interest                                    $  293    $  219         -
  Cash paid for income taxes                                $1,948    $4,751   $ 8,738

(13)  SUBSEQUENT EVENTS

Subsequent to June 30, 1997, the Company completed the following two business combinations:

(a) KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, KCM merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued 430,850 shares of its common stock in exchange for all of
the outstanding common stock of KCM.   KCM, located in Calverton, Maryland,
provides consulting services similar to the CIS Division of CIBER. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, management does not intend to restate the Company's historical financial statements for this business combination.

                         CIBER, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(b)   SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT")
- On August 21, 1997, Reliant merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued 591,638 shares of its common stock and assumed all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provides network integration services and equipment. The accompanying consolidated financial statements have not been restated for the Reliant merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of Reliant. Reliant had revenues (unaudited) of approximately $32 million, $30 million and $36 million during the years ended June 30, 1995, 1996 and 1997, respectively. The effects of this merger on the Company's pro forma net income and pro forma income per share is not expected to be material.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The first and second quarters of fiscal 1997 and fourth quarter 1996 include merger costs of $622,000, $596,000 and $901,000, respectively, related to poolings of interests (see note 2). All information has been restated for pooling of interest business combinations through June 30, 1997.

                                           FIRST   SECOND    THIRD   FOURTH
    IN THOUSANDS, EXCEPT PER SHARE DATA   QUARTER  QUARTER  QUARTER  QUARTER    TOTAL
                                          -------  -------  -------  -------    -----
    YEAR ENDED JUNE 30, 1997
      Revenues                            $54,030  $59,720  $69,651  $78,873   $262,274
      Operating income                      4,407    4,516    7,913    8,942     25,778
      Net income                            1,794    2,389    4,882    5,560     14,625
      Pro forma net income                  2,682    2,809    4,882    5,560     15,933
      Pro forma income per share          $  0.14  $  0.14  $  0.24  $  0.27   $   0.78
    YEAR ENDED JUNE 30, 1996
      Revenues                            $41,943  $43,066  $48,291  $54,353   $187,653
      Operating income                      3,306    3,135    3,978    4,140     14,559
      Net income                            2,023    2,942    2,781    2,261     10,007
      Pro forma net income                  1,963    1,979    2,583    2,703      9,228
      Pro forma income per share          $  0.11  $  0.10  $  0.13  $  0.14   $   0.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers are as follows:

                                                                              SERVED AS
                                                                              OFFICER OR
                                                                               DIRECTOR
         NAME              AGE                   POSITIONS                      SINCE        CLASS
-------------------------------------------------------------------------------------------------------
Bobby G. Stevenson          55      Chairman, Chief Executive Officer,           1974       Class III
                                    Secretary and Founder

Mac J. Slingerlend          50      President, Chief Operating Officer,          1989       Class II
                                    Treasurer and Director

Richard A. Montoni          46      Executive Vice President,                    1996       Class III
                                    Chief Financial Officer and Director

Lawrence D. Greenwood       46      Senior Vice President;                       1996           -
                                    President/Solutions Consulting Group

William E. Storrison        38      Senior Vice President; President/CIBER       1992           -
                                    Information Services Division

John B. Maitland, Jr.       54      Vice President; President of                 1995           -
                                    Business Information Technology, Inc.

James A. Rutherford         51      Director                                     1994       Class II

James C. Spira              54      Director                                     1994       Class I

Roy L. Burger               42      Director                                     1995       Class I


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

RICHARD A. MONTONI. Mr. Montoni has been the Company's Executive Vice President/Chief Financial Officer and a director since October 1996. Prior to joining the Company, Mr. Montoni was a partner with KPMG Peat Marwick LLP, where he worked for over 20 years with companies in the high technology, manufacturing, merchandising and distribution industries. Mr. Montoni is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

LAWRENCE D. GREENWOOD. Mr. Greenwood has been President of the Company's Solutions Consulting Group since August 1997. Mr. Greenwood joined CIBER as Vice President in 1996 when Spectrum Technology Group, Inc. ("Spectrum") merged into the Company. Mr. Greenwood was a co-founder of Spectrum in 1979 and served as its President when the merger occurred.

WILLIAM E. STORRISON. Mr. Storrison has been President of the CIBER Information Services Division since 1996. Mr. Storrison was Senior Vice President/Operations of the Company from 1994 to 1996 and, from 1992 to 1994, served as the Company's Vice President/Eastern Operations. Mr. Storrison has been with the Company since 1987 and was previously Branch Manager and Regional Vice President of several of the Company's eastern branch offices.

JOHN B. MAITLAND, JR. Mr. Maitland joined the Company in 1995 as Vice President and President of BIT when BIT merged with the Company. Mr. Maitland is responsible for the strategic initiatives, organizational development, business growth and overall profitability of BIT. From 1969 to 1981, Mr. Maitland held several positions in management and consulting, lastly as Consulting Manager and Director of Consulting at Integral Systems, Inc., a human resource management systems and financial software producer and consulting firm. In 1981, Mr. Maitland co-founded BIT and became its Executive Vice President and Chief Operating Officer. In 1987, he was promoted to President and Chief Executive Officer of BIT.

JAMES A. RUTHERFORD. Mr. Rutherford has been a director of the Company since February 1994. He is currently a managing director of Wingset Investments Ltd., a private venture capital company located in New Albany, Ohio. Prior to forming Wingset in 1995, Mr. Rutherford was one of the founders of Goal Systems International Inc., serving in various executive positions including Chief Executive Officer and as a director from its incorporation in 1977 until its sale in 1992. Mr. Rutherford is also a trustee of Case Western Reserve University and a director of Symix Systems, Inc., Columbus, Ohio, as well as several private corporations.

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

ROY L. BURGER. Mr. Burger has been a director of the Company since November 1995. Mr. Burger has approximately 20 years of experience in the equipment leasing and finance industry and has arranged the financing of more than $1.5 billion of equipment. Mr. Burger currently serves as Chairman and Chief Executive Officer of Boulder Capital Group, a company founded by him in 1986 that specializes in equipment leasing.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference to the Company's 1997 Proxy Statement under the caption, "Executive Compensation", except the Compensation Committee's Report on Executive Compensation which is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference to the Company's 1997 Proxy Statement under the caption "Securities Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference to the Company's 1997 Proxy Statement under the caption "Certain Relationships and Related Transactions".

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

          The following financial statements are filed as part of this report:
            Independent Auditors' Report
            Consolidated Balance Sheets - June 30, 1996 and 1997
            Consolidated Statements of Operations - Years Ended June 30, 1995,
             1996 and 1997
            Consolidated Statements of Shareholders' Equity - Years Ended
             June 30, 1995, 1996 and 1997
            Consolidated Statements of Cash Flows - Years ended June 30, 1995,
             1996 and 1997
            Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules

          None

(3)       Exhibits

          Exhibit
          Number      Description of Exhibits
          -------     -----------------------
           3(i)       Amended and Restated Certificate of Incorporation of the Company (1)
           3(ii)      Bylaws of the Company (1)
           4.1        Form of Common Stock Certificate (1)
          10.3        Implementation Partners Agreement dated September 1, 1993, by and between Business Information Technology, Inc. and PeopleSoft, Inc. (1)
          10.4        1989 CIBER, Inc. Employee Stock Option Plan (1)
          10.5        Form of CIBER, Inc. Non-employee Directors' Stock Option Plan (1)
          10.6        Form of CIBER, Inc. Equity Incentive Plan (1)
          10.7        CIBER, Inc. Savings 401(k) Plan effective January 1, 1989 (1)
          10.9        CIBER, Inc. Employee Stock Purchase Plan (2)
          10.10       Form of Employment Agreement by and between Company and Bobby G. Stevenson (2)
          10.11       Form of Employment Agreement by and between Company and Mac J. Slingerlend (2)
          10.12       Form of Employment Agreement by and between Company and William Storrison (2)
          10.16       Letter Agreement dated May 23, 1994, between the Company and C.P.U., Inc. (3)
          10.20       Letter Agreement dated January 10, 1995, between the Company and Interface Systems, Inc. (4)
          10.24       Agreement and Plan of Reorganization and Liquidation dated May 10, 1995, among the Company,
                      Spencer & Spencer Systems, Inc. and others (5)
          10.25       Registration Rights Agreement dated May 11, 1995, by and among the Company and Linda Spencer,
                      Robert Spencer and David Pieroni (5)
          10.30       Agreement and Plan of Reorganization and Liquidation dated June 30, 1995, by and among the
                      Company and Business Information Technology, Inc. (6)
          10.31       Registration Rights Agreement dated June 30, 1995, by and among the Company, BIT Acquisition
                      Corp. and Paul Piper (6)
          10.33       Employment Agreement dated June 30, 1995, by and among the Company, BIT Acquisition Corp.
                      and John Maitland (6)
          10.37       Agreement and plan of merger by and among Practical Business Solutions, Inc., CIBER, Inc.,
                      William Crafton, Bruce Austin and Norman Banville, dated April 23, 1996, incorporated by reference to the Current Report on Form 8-K dated May 7, 1996
          10.38       Salary Continuation Retirement Plan for Mac J. Slingerland, incorporated by reference to the
                      Annual Report on Form 10-K for the year ended June 30, 1996
          10.39       Employment Agreement between the Company and Richard A. Montoni (7)
          10.40       CIBER, Inc. Salary Continuation Retirement Plan for Richard A. Montoni (7)





          10.41       Revolving Line of Credit Agreement dated March 25, 1997 between CIBER, Inc. and UMB Bank
                      Colorado, incorporated by reference to the Quarterly Report on form 10-Q for the quarter ended
                      March 31, 1997
          21.1        Subsidiaries
          23.1        Consent of KPMG Peat Marwick LLP
          27.1        Financial Data Schedule

          (1)  Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-74774), as filed with the Commission on February 2, 1994.
          (2)  Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-96988), on September 15, 1995.
          (3)  Incorporated by reference to the Current Report on Form 8-K filed with the Commission on June 6, 1994.
          (4)  Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 23, 1995.
          (5)  Incorporated by reference to the Current Report on Form 8-K filed with the Commission on May 25, 1995.
          (6)  Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 14, 1995.
          (7)  Incorporated by reference to the Current Report on Form 8-K filed with the Commission on December 12, 1996.


(b) REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED JUNE 30, 1997


     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CIBER, INC.
                                       (Registrant)

Date:  September 19, 1997              By /s/ Bobby G. Stevenson
                                         ------------------------------
                                         Bobby G. Stevenson
                                         CHIEF EXECUTIVE OFFICER AND SECRETARY


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                             Date
         ---------                               -----                             ----
/s/ Bobby G. Stevenson            Chairman, Chief Executive Officer         September 19, 1997
-----------------------------               and Secretary
    Bobby G. Stevenson


/s/ Mac J. Slingerlend             President, Chief Operating Officer,      September 19, 1997
-----------------------------           Treasurer and Director
    Mac J. Slingerlend


/s/ Richard A. Montoni              Executive Vice President, Chief         September 19, 1997
-----------------------------       Financial Officer and Director
    Richard A. Montoni               (Principal Financial Officer)


/s/ Christopher L. Loffredo         Vice President/Chief Accounting         September 19, 1997
-----------------------------    Officer (Principal Accounting Officer)
    Christopher L. Loffredo


/s/ James A. Rutherford                          Director                   September 19, 1997
-----------------------------
    James A. Rutherford


                                                 Director
-----------------------------
    James C. Spira


/s/ Roy L. Burger                                Director                   September 19, 1997
-----------------------------
    Roy L. Burger