Form 10-Q
period 1997-09-30
CIBER INC
filed 1997-11-12
CIK 918581

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended:                       Commission file number:
     SEPTEMBER 30, 1997                                    0-23488


                                  CIBER, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                        38-2046833
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)



                               5251 DTC PARKWAY
                                  SUITE 1400
                             ENGLEWOOD, CO  80111
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                       Telephone Number:  (303) 220-0100

                                  -----------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                    ---

As of September 30, 1997, there were 21,056,348 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                  CIBER, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS





                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Operations
          Three months ended September 30, 1997 and 1996                    3

          Consolidated Balance Sheets
          September 30, 1997 and June 30, 1997                              4

          Consolidated Statements of Cash Flows
          Three months ended September 30, 1997 and 1996                    5

          Notes to Consolidated Financial Statements                        6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8


PART II.  OTHER INFORMATION                                                11

          SIGNATURES                                                       11

                         CIBER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ----------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                  1996(1)          1997
                                                     -------        -------
Consulting services                                  $54,562        $82,148
Product sales                                          9,564         12,391
                                                     -------        -------
      Total revenues                                  64,126         94,539
                                                     -------        -------
Cost of consulting services                           36,728         53,167
Cost of product sales                                  8,135         10,587
Selling, general and administrative expenses          13,343         19,740
Amortization of intangible assets                        522            938
Merger costs                                             622            614
                                                     -------        -------
  Operating income                                     4,776          9,493
Interest and other income                                252            303
                                                     -------        -------
  Income before income taxes                           5,028          9,796
Income tax expense                                     2,836          4,017
                                                     -------        -------
  Net income                                         $ 2,192        $ 5,779
                                                     -------        -------
                                                     -------        -------
Pro forma information (Note 1):
  Historical net income                              $ 2,192        $ 5,779
  Pro forma adjustment to income tax expense             729           (129)
                                                     -------        -------
  Pro forma net income                               $ 2,921        $ 5,650
                                                     -------        -------
                                                     -------        -------
  Pro forma income per share                         $  0.14        $  0.26
                                                     -------        -------
                                                     -------        -------
Weighted average common and common
  equivalent shares                                   20,425         22,040
                                                     -------        -------
                                                     -------        -------


(1) Restated for poolings of interests through September 30, 1997 - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        JUNE 30,   SEPTEMBER 30,
IN THOUSANDS, EXCEPT SHARE DATA                         1997(1)        1997
                                                        --------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 24,246     $ 29,102
  Marketable securities                                    1,205            -
  Accounts receivable                                     53,839       67,593
  Inventories                                                917          989
  Prepaid expenses and other assets                        1,801        2,044
  Income taxes recoverable                                     -        2,398
  Deferred income taxes                                    4,160            -
                                                        --------     --------
    Total current assets                                  86,168      102,126
                                                        --------     --------

Property and equipment, at cost                           10,416       12,389
Less accumulated depreciation and amortization            (4,859)      (5,958)
                                                        --------     --------
    Net property and equipment                             5,557        6,431
                                                        --------     --------

Intangible assets, net                                    34,383       33,565
Deferred income taxes                                      1,112        1,230
Other assets                                               1,201        1,334
                                                        --------     --------
    Total assets                                        $128,421     $144,686
                                                        --------     --------
                                                        --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                           $  652     $      -
  Trade payables                                           4,138        6,263
  Accrued compensation and payroll taxes                  10,560       17,001
  Other accrued expenses and liabilities                   5,759        6,674
  Income taxes payable                                     1,723            -
  Deferred income taxes                                        -        1,159
                                                        --------     --------
    Total current liabilities                             22,832       31,097
Long-term acquisition costs payable                          100            -
                                                        --------     --------
    Total liabilities                                     22,932       31,097
                                                        --------     --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued                               -            -
  Common stock, $0.01 par value, 40,000,000 shares
    authorized, 20,419,000 and 21,056,000 shares issued
    and outstanding                                          204          211
  Additional paid-in capital                              68,660       72,900
  Retained earnings                                       36,625       40,478
                                                        --------     --------
    Total shareholders' equity                           105,489      113,589
                                                        --------     --------
    Total liabilities and shareholders' equity          $128,421     $144,686
                                                        --------     --------
                                                        --------     --------

(1) Restated for poolings of interests through September 30, 1997 - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
IN THOUSANDS                                       1996(1)             1997
                                                   -------           -------

OPERATING ACTIVITIES:
  Net income                                       $ 2,192           $ 5,779
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      839             1,687
    Deferred income taxes                              926                (3)
    Other                                               19                12
    Changes in operating assets and liabilities,
      net of the effects of acquisitions:
       Accounts receivable                            (770)           (8,936)
       Inventories                                    (298)              (72)
       Other current and long-term assets             (476)             (417)
       Trade payables                                1,249               490
       Accrued compensation and payroll taxes        3,911             5,124
       Other accrued expenses and liabilities         (374)              762
       Income taxes recoverable or payable           1,349             2,180
                                                   -------           -------
         Net cash provided by operating activities   8,567             6,606
                                                   -------           -------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                (4,980)                -
  Purchases of property and equipment                 (457)           (1,601)
  Purchases of marketable securities                    (9)                -
                                                   -------           -------
         Net cash used in investing activities      (5,446)           (1,601)
                                                   -------           -------

FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net             574             1,466
  Net payments on bank lines of credit                   -              (435)
  Payments on notes payable                              -              (652)
  Distributions by merged company                     (146)             (528)
                                                   -------           -------
         Net cash provided by (used in) financing
          activities                                   428              (149)
                                                   -------           -------

         Net increase in cash and cash equivalents   3,549             4,856
  Cash and cash equivalents, beginning of period    19,638            24,246
                                                   -------           -------
  Cash and cash equivalents, end of period         $23,187           $29,102
                                                   -------           -------
                                                   -------           -------

(1) Restated for poolings of interests through September 30, 1997- See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

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

Pro forma income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares of 1,179,000 and 1,391,000 for the three months ended September 30, 1997 and 1996, respectively, consist of stock options, determined using the treasury stock method. The computation of weighted average common and common equivalent shares includes the shares and options issued in connection with business combinations accounted for as a pooling of interests as if they had been outstanding for all periods prior to the merger.

(2)  POOLINGS OF INTERESTS

From July 1, 1997 to September 30, 1997, the following companies have merged with CIBER in business combinations accounted for as poolings of interests:

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, the Company issued 591,638 shares of its common stock and assumed all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provided network integration services and equipment, and has become part of the Company's subsidiary, CIBER Network Services, Inc. The Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Reliant.

Revenues, net income, and pro forma net income of CIBER and of Reliant, prior to its merger with CIBER, and on a combined basis, were (in thousands):

                                         CIBER         RELIANT       COMBINED
                                       --------        -------       --------
YEAR ENDED JUNE 30, 1997
     Revenues                          $262,274        $35,536       $297,810
     Net income                          14,625          1,801         16,426
     Pro forma net income                15,933          1,086         17,019
YEAR ENDED JUNE 30, 1996
     Revenues                          $187,653        $30,299       $217,952
     Net income                          10,007            880         10,887
     Pro forma net income                 9,228            528          9,756

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, the Company issued 430,850 shares of its common stock in exchange for all of the outstanding common stock of KCM. KCM, located in Calverton, Maryland, provides consulting services similar to the CIS Division of CIBER. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, the Company's historical financial statements have not been restated for this business combination.

(3)  SHAREHOLDERS' EQUITY

Changes in shareholder's equity during the three months ended September 30, 1997 were (in thousands):

                                                            Common stock     Additional                Total
                                                          ----------------    paid-in    Retained   shareholders'
                                                          Shares    Amount    capital    earnings      equity
                                                          ------    ------   ---------   --------   -------------
BALANCES AT JULY 1, 1997, AS RESTATED (SEE NOTE 2)        20,419     $204     $68,660     $36,625     $105,489

Employee stock purchases and options exercised               182        2       1,464           -        1,466
Merger with KCM                                              431        5           -       1,290        1,295
Acquisition                                                   24        -         100           -          100
Tax benefit from exercise of stock options                     -        -       1,346           -        1,346
Termination of S corporation tax status of merged company      -        -       1,318      (1,318)           -
Compensation expense related to stock and stock options        -        -          12           -           12
Net income                                                     -        -           -       5,779        5,779
Distributions by merged company                                -        -           -      (1,898)      (1,898)
                                                          ----------------------------------------------------
BALANCES AT SEPTEMBER 30, 1997                            21,056     $211     $72,900     $40,478     $113,589
                                                          ----------------------------------------------------
                                                          ----------------------------------------------------

(4)  SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the Company completed the following two business combinations:

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, Constell merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued 250,000 shares of its common stock in exchange for all of the outstanding common stock of Constell. Constell, headquartered in Elmwood Park, New Jersey, provides consulting services similar to the CIS Division of CIBER and CIBER's subsidiary, Spectrum Technology Group, Inc.. The accompanying consolidated financial statements have not been restated for the Constell merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of Constell.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, BQI merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 77,000 shares of its common stock and assumed all of BQI's liabilities in exchange for all of the assets of BQI. BQI, located in Norcross, Georgia, provided consulting services similar to the CIS Division of CIBER. The effects of this merger on the Company's pro forma net income and pro forma income per share is not expected to be material. As a result, management does not intend to restate the Company's historical financial statements for this business combination.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE COMPANY'S ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURES, AND COMPETITION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR
OTHERWISE. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

OVERVIEW

The Company's revenues are generated from two areas, the CIBER Information Services ("CIS") Division and CIBER's Solutions Consulting Group ("CIBER Solutions"). The CIS Division accounted for approximately 63% of the Company's total revenues in fiscal 1997, while CIBER Solutions accounted for the remainder. The CIS Division provides application software development and maintenance services and, through its CIBR2000 Division, millenium date change solutions. CIBER Solutions is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of human resource and financial software application products, plus workflow automation and manufacturing/distribution software systems, primarily for client/server networks. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and intranet connectivity. A large portion of CNSI's revenues are derived from sales of computer networking equipment ("product sales").

BUSINESS COMBINATIONS

The Company has grown significantly through mergers and acquisitions as well as through internal growth. Growth in revenues from internal operations ("organic growth") was approximately 26% in fiscal 1997. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over periods of up to 15 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. The Company's consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. In addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period.

From July 1, 1997 to September 30, 1997, the following companies have merged with CIBER in business combinations accounted for as poolings of interests.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, the Company issued 591,638 shares of its common stock and assumed all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provided network integration services and equipment, and has become part of the Company's subsidiary, CNSI. The Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Reliant.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, the Company issued 430,850 shares of its common stock in exchange for all of the outstanding common stock of KCM. KCM, located in Calverton, Maryland, provides consulting services similar to the CIS Division of CIBER. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, the Company's historical financial statements have not been restated for this business combination.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company's total revenues for the three months ended September 30, 1997 increased 47% to $94.5 million from $64.1 million for the quarter ended September 30, 1996. For the three months ended September 30, 1997, CIS revenues increased 44% to $59.0 million from $40.9 million for the same quarter of last year and CIBER Solutions revenues increased 53% to $35.5 million from $23.2 million for the same quarter of last year. Included in CIBER Solutions revenues, are CNSI's product sales, which increased 30% to $12.4 million for the three months ended September 30, 1997 from $9.6 million for the same quarter last year. CIS revenues accounted for 62.4% and 63.8% of total revenues for the three months ended September 30, 1997 and 1996, respectively. The increase in the Company's CIS revenues was derived primarily from increases in hours billed and, to a lesser extent, an increase in average billing rates. CIBER Solutions revenues increased by approximately $8.4 million due to the acquisitions of DTA and CNSI. The remaining increase in CIBER Solutions revenues is primarily due to increased volume of customers implementing PeopleSoft, Inc. software, and to a lesser extent, increases in other consulting services and increases in billing rates.

Gross margin increased 60% to $30.8 million (32.6% of revenues) for the three months ended September 30, 1997 from $19.3 million (30.0% of revenues) for the same quarter of last year. This improvement is due to greater CIBER Solutions service revenues as a percentage of total revenues and due to improved pricing.

Selling, general and administrative expenses increased 48% to $19.7 (20.9% of revenues) for the three months ended September 30, 1997 from $13.3 million (20.8% of revenues) for the same quarter last year.

Amortization of intangible assets increased 80% to $938,000 for the three months ended September 30, 1997 from $522,000 for same quarter last year. This increase was primarily due to the acquisitions of DTA, CNSI and Spectrum NT in fiscal 1997.

Merger costs, primarily transaction closing costs, of $614,000 were incurred during the three months ended September 1997 related to the mergers of Reliant and KCM with CIBER. Merger costs of $622,000 incurred during the three months ended September 30, 1996 related to the merger of Spectrum with CIBER.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for the three months ended September 30, 1997 and 1996 were 42.3% and 41.9%, respectively. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes. The pro forma effective tax rates are higher than the Company's "normal" effective tax rates primarily due to non-deductible merger costs incurred in both periods.

The Company's pro forma net income increased 93% to $5.7 million (6.0% of revenues) for the three months ended September 30, 1997 from $2.9 million (4.6% of revenues) for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $29.1 million and a current ratio of 3.3:1 at September 30, 1997. It had total liabilities of $31.1 million versus total shareholders' equity of $113.6 million. At September 30, 1997 the Company had no outstanding borrowing under its bank revolving line of credit and had no long-term debt. Net cash provided by operating activities was $6.6 million and $8.6 million for the three months ended September 30, 1997 and 1996, respectively. This decrease is primarily due to an increase in the Company's accounts receivable. Accounts receivable days sales outstanding ("DSO") was 65 days at September 30, 1997 as compared to 57 days at June 30, 1997, which increase management believes is normal and due to seasonality.

Investing activities used cash of $1.6 million and $5.4 million during the three months ended September 30, 1997 and 1996, respectively. During the three months ended September 30, 1997, the Company used $1.6 million to purchase property and equipment, while during the three months ended September 30, 1996, the Company used $5.0 million in connection with the acquisitions of Spectrum NT.

Financing activities used cash of $149,000 during the three months ended September 30, 1997, while providing cash of $428,000 during the three months ended September 30, 1996. The Company obtained net cash proceeds from sales of common stock of $1.5 million and $574,000, during the three months ended September 30, 1997, and 1996, respectively. In connection with the mergers of Reliant and KCM with CIBER in fiscal 1998, the Company paid-off the bank line of credit and notes payable of these merged companies.

The Company has a $20 million unsecured revolving line of credit with a bank that expires in December 1997. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. The Company expects to be able to renew this line of credit on similar terms.

The Company's subsidiary, CNSI, has $5.0 million of inventory financing lines of credit with financial corporations. Amounts outstanding under these lines of credit, which totaled approximately $2.8 million at September 30, 1997, are included in accounts payable on the Company's balance sheet.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 27.1 - Financial Data Schedule

      A Report on Form 8-K was filed on July 21, 1997 that announced the merger of KCM Computer Consulting, Inc. with the Company.

      A Report on Form 8-K was filed on August 28, 1997 that announced the merger of SoftwarExpress, Inc. d/b/a Reliant Integration Services, Inc. with the Company.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       CIBER, INC.
                                       (Registrant)



     Date November 11, 1997            By /s/ Mac J. Slingerlend
                                          -------------------------------------
                                          Mac J. Slingerlend
                                          President and Chief Operating Officer


     Date  November 11, 1997           By /s/ Richard A. Montoni
                                          -------------------------------------
                                          Richard A. Montoni
                                          Executive Vice President/Chief
                                          Financial Officer