Form 10-Q
period 1997-12-31
CIBER INC
filed 1998-02-11
CIK 918581

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ---------


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended:                  Commission file number:
           DECEMBER 31, 1997                             0-23488



                                  CIBER, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                  38-2046833
     (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)



                               5251 DTC PARKWAY
                                  SUITE 1400
                             ENGLEWOOD, CO  80111
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                       Telephone Number:  (303) 220-0100

                                   ---------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                    ---          ---

As of December 31, 1997, there were 22,512,968 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                  CIBER, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS





                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Operations
          Three and six months ended December 31, 1997 and 1996             3

          Consolidated Balance Sheets
          December 31, 1997 and June 30, 1997                               4

          Consolidated Statements of Cash Flows
          Six months ended December 31, 1997 and 1996                       5

          Notes to Consolidated Financial Statements                        6


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       12


PART II.  OTHER INFORMATION                                                13

          SIGNATURES                                                       14

                         CIBER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                          ---------------------          --------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                       1996(1)         1997           1996(1)         1997
                                                          -------         ----           -------         ----
Consulting services                                       $66,278       $101,559        $127,585       $194,309
Product sales                                              10,530         15,115          20,594         27,771
                                                         --------       --------        --------       --------
     Total revenues                                        76,808        116,674         148,179        222,080
                                                         --------       --------        --------       --------
Cost of consulting services                                44,686         66,509          85,664        126,895
Cost of product sales                                       8,768         12,688          17,134         23,312
Selling, general and administrative expenses               17,105         23,900          33,033         47,061
Amortization of intangible assets                             687            970           1,289          1,908
Merger costs                                                  596          1,528           1,218          2,142
                                                         --------       --------        --------       --------
     Operating income                                       4,966         11,079           9,841         20,762
Interest and other income                                     331            331             591            639
Interest expense                                             (104)           (48)           (159)          (127)
                                                         --------       --------        --------       --------
     Income before income taxes                             5,193         11,362          10,273         21,274
Income tax expense                                          2,362          6,138           5,245         10,277
                                                         --------       --------        --------       --------
     Net income                                          $  2,831       $  5,224        $  5,028       $ 10,997
                                                         --------       --------        --------       --------
                                                         --------       --------        --------       --------
Pro forma information (Note 1):
     Historical net income                               $  2,831       $  5,224        $  5,028       $ 10,997
     Pro forma adjustment to income tax expense               269          1,071             994          1,007
                                                         --------       --------        --------       --------
     Pro forma net income                                $  3,100       $  6,295        $  6,022       $ 12,004
                                                         --------       --------        --------       --------
                                                         --------       --------        --------       --------
     Pro forma income per share - basic                  $   0.15       $   0.28        $   0.30       $   0.54

     Pro forma income per share - diluted                $   0.14       $   0.27        $   0.28       $   0.51

Weighted average shares - basic                            20,402         22,403          20,312         22,226

Weighted average shares - diluted                          21,906         23,652          21,773         23,454

(1) Restated for poolings of interests through December 31, 1997 - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,      DECEMBER 31,
IN THOUSANDS, EXCEPT SHARE DATA                                1997(1)         1997
                                                               -------         ----
ASSETS
Current assets:
     Cash and cash equivalents                                $ 24,724       $ 26,760
     Marketable securities                                       1,205              -
     Accounts receivable                                        62,167         80,912
     Inventories                                                   917            917
     Prepaid expenses and other assets                           2,012          4,509
     Deferred income taxes                                       4,160              -
                                                              --------       --------
           Total current assets                                 95,185        113,098
                                                              --------       --------
Property and equipment, at cost                                 14,039         18,285
Less accumulated depreciation and amortization                  (6,452)        (8,841)
                                                              --------       --------
           Net property and equipment                            7,587          9,444
                                                              --------       --------
Intangible assets, net                                          34,383         33,025
Deferred income taxes                                            1,112          1,390
Other assets                                                     1,641          1,647
                                                              --------       --------
           Total assets                                       $139,908       $158,604
                                                              --------       --------
                                                              --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank revolving lines of credit                           $  1,550       $      -
     Notes payable                                               1,809              -
     Trade payables                                              5,423          5,878
     Accrued compensation and payroll taxes                     12,422         17,218
     Other accrued expenses and liabilities                      6,787          8,275
     Income taxes payable                                        1,701            191
     Deferred income taxes                                         823            795
                                                              --------       --------
           Total current liabilities                            30,515         32,357
Note payable                                                       925              -
Long-term acquisition costs payable                                100              -
                                                              --------       --------
           Total liabilities                                    31,540         32,357
                                                              --------       --------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                  -              -
     Common stock, $0.01 par value, 40,000,000 shares
       authorized, 21,607,000 and 22,513,000 shares
       issued and outstanding                                      216            225
     Additional paid-in capital                                 68,869         78,335
     Retained earnings                                          39,283         47,687
                                                              --------       --------
           Total shareholders' equity                          108,368        126,247
                                                              --------       --------
           Total liabilities and shareholders' equity         $139,908       $158,604
                                                              --------       --------
                                                              --------       --------

(1) Restated for poolings of interests through December 31, 1997 - See Note 2.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED DECEMBER 31,
                                                            -----------------------------
IN THOUSANDS                                                   1996(1)         1997
                                                               -------         ----
OPERATING ACTIVITIES:
     Net income                                                $ 5,028       $ 10,997
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                         2,234          3,935
           Deferred income taxes                                   654         (1,350)
           Other                                                    10             40
           Changes in operating assets and liabilities,
             net of the effects of acquisitions:
                 Accounts receivable                            (3,274)       (13,243)
                 Inventories                                       268              -
                 Other current and long-term assets             (2,101)        (2,974)
                 Trade payables                                    411         (1,231)
                 Accrued compensation and payroll taxes            374          3,374
                 Other accrued expenses and liabilities            854          1,434
                 Income taxes payable                              610          6,204
                                                               -------       --------
                       Net cash provided by operating
                         activities                              5,068          7,186
                                                               -------       --------
INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                         (6,071)             -
     Purchases of property and equipment                        (2,589)        (3,818)
     Purchases of marketable securities                            (28)             -
                                                               -------       --------
                       Net cash used in investing activities    (8,688)        (3,818)
                                                               -------       --------
FINANCING ACTIVITIES:
     Proceeds from sales of common stock, net                    1,116          2,924
     Net payments on bank lines of credit                       (1,903)        (1,985)
     Payments on notes payable                                  (1,120)        (1,982)
     Borrowings on notes payable                                   449            239
     Distributions by merged company                              (996)          (528)
                                                               -------       --------
                       Net cash used in financing activities    (2,454)        (1,332)
                                                               -------       --------
                       Net increase (decrease) in cash and
                         cash equivalents                       (6,074)         2,036
     Cash and cash equivalents, beginning of period             20,323         24,724
     Adjustment to conform fiscal year of merged company          (204)             -
                                                               -------       --------
     Cash and cash equivalents, end of period                  $14,045       $ 26,760
                                                               -------       --------
                                                               -------       --------

(1) Restated for poolings of interests through December 31, 1997- See Note 2.

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

For the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the affects of the potential dilution of stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as a pooling of interests as if they had been outstanding for all periods prior to the merger.

(2)  POOLINGS OF INTERESTS

From July 1, 1997 to December 31, 1997, the following companies have merged with CIBER in business combinations accounted for as poolings of interests:

TECHWARE CONSULTING, INC. ("TECHWARE") - On November 26, 1997, the Company issued 373,918 shares of its common stock and assumed substantially all of Techware's liabilities in exchange for all of the assets of Techware. Techware, headquartered in Irving, Texas, provided consulting services similar to the CIS Division of CIBER.

FINANCIAL DYNAMICS, INC. ("FDI") - On November 24, 1997, the Company issued 564,027 shares of its common stock, granted options for 48,610 shares of its common stock (at an aggregate exercise price of $217,000) and assumed substantially all of FDI's liabilities in exchange for all of the assets of FDI. FDI, headquartered in McLean, Virginia, provided consulting services similar to CIBER's subsidiary, Spectrum Technology Group, Inc. ("Spectrum").

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, the Company issued 250,000 shares of its common stock in exchange for all of the outstanding common stock of Constell. Constell, headquartered in Elmwood Park, New Jersey, provided consulting services similar to the CIS Division of CIBER and CIBER's subsidiary, Spectrum.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, the Company issued approximately 74,000 shares of its common stock and assumed substantially all of BQI's liabilities in exchange for all of the assets of BQI. BQI, located in Norcross, Georgia, provided consulting services similar to the CIS Division of CIBER.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, the Company issued 591,638 shares of its common stock and assumed substantially all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provided network integration services and equipment, and has become part of the Company's subsidiary, CIBER Network Services, Inc.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, the Company issued 430,850 shares of its common stock in exchange for all of the outstanding
common stock of KCM.   KCM, located in Calverton, Maryland, provided consulting
services similar to the CIS Division of CIBER.

The Company's consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of Reliant, Constell, FDI and Techware. Generally, in recording mergers, the fiscal year ends of merged companies, if different from CIBER's, have been conformed to CIBER's June 30 fiscal year end. In recording the Constell merger with CIBER, Constell's operations for the twelve months ended June 30, 1997 were combined with CIBER's financial statements for the year ended June 30, 1997 and Constell's operations for the twelve months ended December 31, 1995 and 1994 were combined with CIBER's financial statements for the years ended June 30, 1996 and June 30, 1995, respectively. As a result, Constell's operations for the six month period from January 1, 1996 to June 30, 1996 (which included revenues, net loss and pro forma net loss of $5,998,000, $159,000 and $96,000, respectively) are not included in CIBER's restated combined financial statements. The poolings of interests with KCM and BQI are considered by management to be immaterial and therefore the Company's historical financial statements have not been restated for these business combinations. Selected financial data of CIBER (as previously reported), Reliant, and of Constell, FDI and Techware, collectively, prior to their mergers with CIBER, and on a combined basis, were (in thousands, except per share data):

                                                          CIBER                       CONSTELL,
                                                      (AS PREVIOUSLY                   FDI, &
                                                         REPORTED)     RELIANT        TECHWARE       COMBINED
                                                         ---------     -------        --------       --------
THREE MONTHS ENDED SEPTEMBER 30, 1997
     Revenues                                            $ 94,539            -        $10,867       $105,406
     Net income (loss)                                      5,779            -             (6)         5,773
     Pro forma net income                                   5,650            -             59          5,709
     Pro forma income per share - diluted                $    .26                                   $    .25
YEAR ENDED JUNE 30, 1997
     Revenues                                            $262,274      $35,536        $35,242       $333,052
     Net income                                            14,625        1,801            340         16,766
     Pro forma net income                                  15,933        1,086            278         17,297
     Pro forma income per share - diluted                $    .78                                   $    .78
YEAR ENDED JUNE 30, 1996
     Revenues                                            $187,653      $30,299        $20,788       $238,740
     Net income                                            10,007          880            493         11,380
     Pro forma net income                                   9,228          528            423         10,179
     Pro forma income per share - diluted                $    .48                                   $    .49

Reliant, Constell and FDI (effective January 1, 1997) had elected S corporation status for U.S. federal income tax purposes, and therefore, were generally not subject to income taxes. During the quarter ended December 31, 1997, CIBER recorded a one-time income tax expense charge of $1,110,000 to record the net deferred tax liability of Constell and FDI.

                         CIBER, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(3)  SHAREHOLDERS' EQUITY

Changes in shareholder's equity during the six months ended December 31, 1997 were (in thousands):

                                                               Common stock          Additional                     Total
                                                          ----------------------       paid-in       Retained    shareholders'
                                                          Shares          Amount       capital       earnings       equity
                                                          ------          ------       -------       --------       ------
BALANCES AT JULY 1, 1997, AS RESTATED (SEE NOTE 2)        21,607           $216        $68,869        $39,283     $ 108,368

Employee stock purchases and options exercised               352              4          2,920              -         2,924
Mergers with KCM and BQI                                     505              5            352          1,290         1,647
Acquisition                                                   24              -            100              -           100
Note payable paid with stock                                  25              -          1,105              -         1,105
Tax benefit from exercise of stock options                     -              -          2,964              -         2,964
Termination of S corporation tax status of merged companies    -              -          1,985         (1,985)            -
Compensation expense related to stock and stock options        -              -             40              -            40
Net income                                                     -              -              -         10,997        10,997
Distributions by merged company                                -              -              -         (1,898)       (1,898)
                                                          -----------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                             22,513           $225        $78,335        $47,687      $126,247
                                                          -----------------------------------------------------------------
                                                          -----------------------------------------------------------------

(4)  NOTES PAYABLE AND BANK REVOLVING LINES OF CREDIT

Several companies which have merged with CIBER since July 1, 1997 had outstanding balances under bank revolving lines of credit and notes payable. The notes payable were primarily payable to shareholders and a former shareholder of the merged companies. Upon merger with CIBER, these bank revolving lines of credit and notes payable were paid in full and cancelled. In connection with the merger of Techware with CIBER, CIBER issued 25,469 shares of its common stock having a value of $1,105,000 in satisfaction of a note payable, including accrued interest, to a Techware shareholder.

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


OVERVIEW

The Company's revenues are generated from two areas, the CIBER Information Services ("CIS") Division and CIBER Solutions. The CIS Division provides application software development and maintenance services and, through its CIBR2000 Division, millenium date change solutions. CIBER Solutions provides services through the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of human resource and financial software application products, plus workflow automation and manufacturing/distribution software systems, primarily for client/server networks. Substantially all of BIT's revenues are derived from assisting clients implementing PeopleSoft, Inc. ("PeopleSoft") software. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and Intranet connectivity. A large portion of CNSI's revenues are derived from sales of computer networking equipment ("product sales").

BUSINESS COMBINATIONS

The Company has grown significantly through mergers and acquisitions as well as through internal growth. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, that are amortized over periods of up to 15 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. Unless the effects are immaterial, the Company's consolidated financial statements are restated for all periods prior to a merger to include the results of
operations, financial position and cash flows of the merged company.   In
addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period.

From July 1, 1997 to December 31, 1997, the following companies have merged with CIBER in business combinations accounted for as poolings of interests.

TECHWARE CONSULTING, INC. ("TECHWARE") - On November 26, 1997, the Company issued 373,918 shares of its common stock and assumed substantially all of Techware's liabilities in exchange for all of the assets of Techware. Techware, headquartered in Irving, Texas, provided consulting services similar to the CIS Division of CIBER.

FINANCIAL DYNAMICS, INC. ("FDI") - On November 24, 1997, the Company issued 564,027 shares of its common stock, granted options for 48,610 shares of its common stock (at an aggregate exercise price of $217,000) and assumed substantially all of FDI's liabilities in exchange for all of the assets of FDI. FDI, headquartered in McLean, Virginia, provided consulting services similar to CIBER's subsidiary, Spectrum.

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, the Company issued 250,000 shares of its common stock in exchange for all of the outstanding common stock of Constell. Constell, headquartered in Elmwood Park, New Jersey, provided consulting services similar to the CIS Division of CIBER and CIBER's subsidiary, Spectrum.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, the Company issued approximately 74,000 shares of its common stock and assumed substantially all of BQI's liabilities in exchange for all of the assets of BQI. BQI, located in Norcross, Georgia, provided consulting services similar to the CIS Division of CIBER.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, the Company issued 591,638 shares of its common stock and assumed substantially all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provided network integration services and equipment, and has become part of the Company's subsidiary, CNSI.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, the Company issued 430,850 shares of its common stock in exchange for all of the outstanding
common stock of KCM.   KCM, located in Calverton, Maryland, provided consulting
services similar to the CIS Division of CIBER.


THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

The Company's total revenues for the three months ended December 31, 1997 increased 52% to $116.7 million from $76.8 million for the quarter ended December 31, 1996. For the three months ended December 31, 1997, CIS revenues increased 47% to $70.0 million from $47.6 million for the same quarter of last year and CIBER Solutions revenues increased 59% to $46.7 million from $29.2 million for the same quarter of last year. Included in CIBER Solutions revenues, are product sales, which increased 44% to $15.1 million for the three months ended December 31, 1997 from $10.5 million for the same quarter last year. CIS revenues accounted for 60% and 62% of total revenues for the three months ended December 31, 1997 and 1996, respectively.

Of the 52% increase in total revenues for the three months ended December 31, 1997 in comparison to the three months ended December 31, 1996, approximately 20% was due to revenues from purchased businesses or immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 code renovation services and increased demand for PeopleSoft implementation services.

Gross margin percentage improved to 32.1% of revenues for the three months ended December 31, 1997 from 30.4% of revenues for the same quarter of last year. This improvement is due to improved gross margins on consulting services, which resulted from the shift in mix towards greater CIBER solutions service revenues as a percentage of total revenues.

Selling, general and administrative expenses were 20.5% of revenues for the three months ended December 31, 1997 compared to 22.3% of revenues for the same quarter last year. The improvement is due generally to economies of scale realized from increased revenues on certain costs of a fixed and semi-fixed nature.

Amortization of intangible assets increased to $970,000 for the three months ended December 31, 1997 from $687,000 for same quarter last year. This increase was primarily due to the acquisitions of DTA, CNSI and Spectrum NT in fiscal 1997.

Merger costs, primarily transaction related broker and professional costs, of $1,528,000 were incurred during the three months ended December 1997 related to the mergers of Constell, BQI, FDI, and Techware with CIBER. Merger costs of $596,000 incurred during the three months ended December 31, 1996 related to the mergers of Technical Support Group, Inc. and Technology Management Group, Inc. with CIBER.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for the three months ended December 31, 1997 and 1996 were 44.6% and 40.3%, respectively. The pro forma effective tax rates are higher than the Company's "normal" effective tax rates primarily due to non-deductible merger costs incurred in both periods.

The Company's pro forma net income increased 103% to $6.3 million (5.4% of revenues) for the three months ended December 31, 1997 from $3.1 million (4.0% of revenues) for the quarter ended December 31, 1996.


SIX MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996

The Company's total revenues for the six months ended December 31, 1997 increased 50% to $222.1 million from $148.2 million for the six months ended December 31, 1996. For the six months ended December 31, 1997, CIS revenues increased 47% to $134.2 million from $91.3 million for the same period of last year and CIBER Solutions revenues increased 55% to $87.9 million from $56.9 million for the same period of last year. Included in CIBER Solutions revenues, are product sales, which increased 35% to $27.8 million for the six months ended December 31, 1997 from $20.6 million for the same period last year. CIS revenues accounted for 60% and 62% of total revenues for the six months ended December 31, 1997 and 1996, respectively.

Of the 50% increase in total revenues for the six months ended December 31, 1997 in comparison to the six months ended December 31, 1996, approximately 20% was due to revenues from purchased businesses or immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 code renovation services and increased demand for PeopleSoft implementation services.

Gross margin percentage improved to 32.4% of revenues for the six months ended December 31, 1997 from 30.6% of revenues for the same period of last year. This improvement is due to improved gross margins on consulting services, which resulted from the shift in mix towards greater CIBER solutions service revenues as a percentage of total revenues.

Selling, general and administrative expenses were 21.2% of revenues for the six months ended December 31, 1997 compared to 22.3% of revenues for the same period last year. The improvement is due generally to economies of scale realized from increased revenues on certain costs of a fixed and semi-fixed nature.

Amortization of intangible assets increased to $1,908,000 for the six months ended December 31, 1997 from $1,289,000 for same quarter last year.

Merger costs, primarily transaction related broker and professional costs, of $2,142,000 were incurred during the six months ended December 1997 related to the mergers of KCM, Reliant, Constell, BQI, FDI, and Techware with CIBER. Merger costs of $1,218,000 incurred during the six months ended December 31, 1996 related to the mergers of Spectrum, Technical Support Group, Inc. and Technology Management Group, Inc. with CIBER.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for the six months ended December 31, 1997 and 1996 were 43.6% and 41.4%, respectively. The pro forma effective tax rates are higher than the Company's "normal" effective tax rates primarily due to non-deductible merger costs incurred in both periods.

The Company's pro forma net income increased 99% to $12.0 million (5.4% of revenues) for the six months ended December 31, 1997 from $6.0 million (4.1% of revenues) for the six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $26.8 million and a current ratio of 3.5:1 at December 31, 1997. It had total liabilities of $32.4 million versus total shareholders' equity of $126.2 million. At December 31, 1997 the Company had no outstanding borrowing under its bank revolving line of credit and had no long-term debt. Net cash provided by operating activities was $7.2 million and $5.1 million for the six months ended December 31, 1997 and 1996, respectively. Accounts receivable days sales outstanding ("DSO") was 63 days at December 31, 1997 as compared to 59 days at June 30, 1997, which increase management believes is normal and due to seasonality.

Investing activities used cash of $3.8 million and $8.7 million during the six
months ended December 31, 1997 and 1996, respectively.   During the six months
ended December 31, 1997 and 1996, the Company used $3.8 million and $2.6 million, respectively, to purchase property and equipment. During the six months ended December 31, 1996, the Company used $6.1 million in connection with the acquisitions of Spectrum NT and CNSI.

Financing activities used cash of $1.3 million and $2.5 million during the six months ended December 31, 1997, and 1996, respectively. The Company obtained net cash proceeds from sales of common stock of $2.9 million and $1.1 million, during the six months ended December 31, 1997 and 1996, respectively. In connection with the mergers and acquisitions during fiscal 1998 and 1997, the Company paid-off the bank lines of credit and notes payable of these merged and acquired companies.

During the quarter ended December 31, 1997, the Company renewed its $20 million unsecured revolving line of credit with a bank. Borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. This line of credit expires December 1998.

The Company's subsidiary, CNSI, has $5.0 million of inventory financing lines
of credit with financial corporations.   Amounts outstanding under these lines
of credit, which totaled approximately $2.2 million at December 31, 1997, are included in accounts payable on the Company's balance sheet.


          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not applicable to the Company.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders of CIBER, Inc. held on October 23, 1997, the following matters were voted upon with the results as indicated below.

      1)   Election of Directors

                                         For             Against       Abstain
                                         ---             -------       -------
              Bobby G. Stevenson      18,904,657          1,303        119,520
              Richard A. Montoni      18,903,302          2,658        119,520

           The terms of offices as a director of James C. Spira, Roy L. Burger, Mac J. Slingerlend, and James A. Rutherford continued after the meeting.

      2) The increase in the number of shares of common stock reserved for issuance pursuant to the Company's equity incentive plan from 2,000,000 to 4,000,000.

                 For                    Against          Abstain      Not Voted
                 ---                    -------          -------      ---------
             12,866,752                4,437,506          17,238      1,703,984

      3) The ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.

                 For                    Against          Abstain
                 ---                    -------          -------
             19,010,410                  6,156            8,914

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 10.1 - Credit Agreement with UMB Bank Colorado dated December 1, 1997

           Exhibit 27.1 - Financial Data Schedule

           A Report on Form 8-K was filed on December 5, 1997 that announced the mergers of Financial Dynamics, Inc. and Techware Consulting, Inc. with the Company.

           A Report on Form 8-K was filed on November 4, 1997 that announced the mergers of The Constell Group, Inc. and Bailey & Quinn, Inc. with the Company.

           A Report on Form 8-K was filed on October 15, 1997 that announced the results of the first quarter of fiscal 1998 ended September 30, 1997.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    CIBER, INC.
                                    (Registrant)



     Date February 11, 1998         By    /s/ Mac J. Slingerlend
          -----------------               -------------------------------------
                                          Mac J. Slingerlend
                                          President and Chief Operating Officer


     Date February 11, 1998         By    /s/ Richard A. Montoni
          -----------------               -------------------------------------
                                          Richard A. Montoni
                                          Executive Vice President/Chief
                                          Financial Officer