Form 10-Q
period 1998-03-31
CIBER INC
filed 1998-05-08
CIK 918581

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  ------------


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



          For the quarter ended:                Commission file number:
              MARCH 31, 1998                             0-23488



                                  CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 DELAWARE                               38-2046833
         (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)



                               5251 DTC PARKWAY
                                  SUITE 1400
                             ENGLEWOOD, CO  80111
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                      Telephone Number:  (303) 220-0100

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

As of March 31, 1998, there were 46,482,313 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   FORM 10-Q
                                   CIBER, INC.

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Operations
          Three and nine months ended March 31, 1998 and 1997              3

          Consolidated Balance Sheets
          March 31, 1998 and June 30, 1997                                 4


          Consolidated Statements of Cash Flows
          Nine months ended March 31, 1998 and 1997                        5

          Notes to Consolidated Financial Statements                       6


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      15


PART II.  OTHER INFORMATION                                               16

          SIGNATURES                                                      17

                         CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
                                                     -----------------------       -----------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                    1997           1998           1997           1998
                                                     --------       --------       --------       --------
Consulting services                                   $80,769       $115,186       $219,261       $323,148
Product sales                                          13,710         10,864         34,304         38,635
                                                     --------       --------       --------       --------
  Total revenues                                       94,479        126,050        253,565        361,783
                                                     --------       --------       --------       --------

Cost of consulting services                            53,790         74,029        147,559        210,478
Cost of product sales                                  11,937          9,378         29,071         32,690
Selling, general and administrative expenses           18,876         25,933         53,834         76,261
Amortization of intangible assets                         782            978          2,071          2,886
Merger costs                                               --            504          1,218          2,691
                                                     --------       --------       --------       --------
  Operating income                                      9,094         15,228         19,812         36,777
Interest and other income                                 313            398            956          1,156
Interest expense                                          (67)            (6)          (231)          (150)
                                                     --------       --------       --------       --------
  Income before income taxes                            9,340         15,620         20,537         37,783
Income tax expense                                      3,425          6,701          8,821         17,216
                                                     --------       --------       --------       --------
  Net income                                          $ 5,915       $  8,919        $11,716       $ 20,567
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------

Pro forma information (Note 1):
  Historical net income                               $ 5,915       $  8,919        $11,716       $ 20,567
  Pro forma adjustment to income tax expense             (316)           259            455          1,140
                                                     --------       --------       --------       --------
  Pro forma net income                                $ 5,599       $  9,178        $12,171       $ 21,707
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------

  Pro forma income per share - basic                  $  0.13       $   0.20          $0.29       $   0.48

  Pro forma income per share - diluted                $  0.12       $   0.19          $0.27       $   0.45

Weighted average shares -  basic                       42,942         46,283         42,006         45,671

Weighted average shares - diluted                      45,520         48,875         44,813         48,172









Prior period information has been restated for poolings of interests through March 31, 1998 (see Note 2) and for the March 1998 two-for-one common stock split.

See accompanying notes to consolidated financial statements.

                         CIBER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                             JUNE 30,       MARCH 31,
IN THOUSANDS, EXCEPT SHARE DATA                                1997           1998
                                                             --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 25,854       $ 40,451
  Investments                                                   1,984             --
  Accounts receivable                                          66,375         92,814
  Inventories                                                     917            787
  Prepaid expenses and other assets                             2,089          4,750
  Deferred income taxes                                         4,160             --
                                                             --------       --------
    Total current assets                                      101,379        138,802
                                                             --------       --------

Property and equipment, at cost                                14,839         22,185
Less accumulated depreciation and amortization                 (6,758)       (10,340)
                                                             --------       --------
    Net property and equipment                                  8,081         11,845
                                                             --------       --------

Intangible assets, net                                         34,383         32,464
Deferred income taxes                                           1,112          1,675
Other assets                                                    1,689          1,688
                                                             --------       --------
    Total assets                                             $146,644       $186,474
                                                             --------       --------
                                                             --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank revolving lines of credit                             $  1,550       $     --
  Notes payable                                                 1,809             --
  Trade payables                                                6,190          5,627
  Accrued compensation and payroll taxes                       13,957         24,644
  Other accrued expenses and liabilities                        7,115          7,648
  Income taxes payable                                          2,104          1,603
  Deferred income taxes                                         1,214          1,727
                                                             --------       --------
    Total current liabilities                                  33,939         41,249
Notes payable,  net of current portion                            975             --
Long-term acquisition costs payable                               100             --
                                                             --------       --------
    Total liabilities                                          35,014         41,249
                                                             --------       --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued                                   --             --
  Common stock, $0.01 par value, 80,000,000 shares authorized,
    44,128,000 and 46,482,000 shares issued and outstanding       441            465
  Additional paid-in capital                                   68,710         86,385
  Retained earnings                                            42,479         58,375
                                                             --------       --------
    Total shareholders' equity                                111,630        145,225
                                                             --------       --------
    Total liabilities and shareholders' equity               $146,644       $186,474
                                                             --------       --------
                                                             --------       --------

Prior period information has been restated for poolings of interests through March 31, 1998 (see Note 2) and for the March 1998 two-for-one common stock split.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED MARCH 31,
IN THOUSANDS                                                      1997           1998
                                                                --------       --------
OPERATING ACTIVITIES:
  Net income                                                     $11,716        $20,567
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                3,772          6,159
      Deferred income taxes                                           26         (1,094)
      Other                                                           66             41
      Changes in operating assets and liabilities,
        net of the effects of acquisitions:
          Accounts receivable                                    (10,733)       (20,937)
          Inventories                                              1,141            130
          Other current and long-term assets                      (1,808)        (3,277)
          Trade payables                                          (2,450)        (2,249)
          Accrued compensation and payroll taxes                   5,270          9,265
          Other accrued expenses and liabilities                     120          1,655
          Income taxes payable                                     2,381         11,370
                                                                --------       --------
            Net cash provided by operating activities              9,501         21,630
                                                                --------       --------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                             (19,290)          (351)
  Purchases of property and equipment                             (3,918)        (7,015)
  Purchases of investments                                        (1,487)          (905)
  Sales of investments                                               779          1,695
                                                                --------       --------
            Net cash used in investing activities                (23,916)        (6,576)
                                                                --------       --------

FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net                        19,488          4,607
  Net payments on bank lines of credit                            (1,762)        (1,985)
  Payments on notes payable                                       (1,360)        (2,032)
  Borrowings on notes payable                                        451            239
  Distributions by merged companies                               (1,619)        (1,286)
                                                                --------       --------
            Net cash provided by (used in) financing activities   15,198           (457)
                                                                --------       --------

            Net increase in cash and cash equivalents                783         14,597
  Cash and cash equivalents, beginning of period                  20,802         25,854
  Adjustment to conform fiscal year of merged companies             (421)            --
                                                                --------       --------
  Cash and cash equivalents, end of period                       $21,164        $40,451
                                                                --------       --------
                                                                --------       --------





Prior period information has been restated for poolings of interests through March 31, 1998 (see Note 2).

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and the audited supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated March 30, 1998. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

PRO FORMA NET INCOME. Pro forma net income has been presented because certain companies, which have merged with CIBER in business combinations accounted for as poolings of interests, were S corporations and generally not subject to income taxes. Accordingly, no provision for income taxes has been included in the consolidated financial statements for the operations of these companies prior to their merger with CIBER. The pro forma adjustment to income taxes has been computed as if the merged companies had been taxable entities subject to income taxes for all periods prior to their merger with CIBER at the marginal rates applicable in such periods. In addition, the pro forma adjustment to income tax expense has been affected to exclude the one-time tax expense or benefit resulting from changes in the tax status of these merged companies. During the three month periods ended March 31, 1998 and December 31, 1997, CIBER recorded one-time income tax expense charges of $355,000 and $1,110,000, respectively, to record the net deferred tax liability of merged S corporations.

EARNINGS PER SHARE. The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the affects of the potential dilution of stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as a pooling of interests as if they had been outstanding for all periods prior to the merger.

STOCK SPLIT. On March 4, 1998 the Company increased its authorized shares of common stock to 80,000,000 from 40,000,000 and the Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend. The stock split had a record date of March 18, 1998 and a payable date of March 31, 1998. All agreements concerning stock options and other commitments paid in shares provide for the issuance of additional shares due to the stock split. All references to number of shares and to per share information in the accompanying consolidated financial statements and notes to consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

(2)  POOLINGS OF INTERESTS

From July 1, 1997 to March 31, 1998, the following companies have merged with CIBER in business combinations accounted for as poolings of interests:

COMPUTER RESOURCE ASSOCIATES, INC. ("CRA") - On March 2, 1998, CIBER issued 530,910 shares of its common stock and assumed substantially all of CRA's liabilities in exchange for all of the assets of CRA. CRA, headquartered in Harrisburg, Pennsylvania, provided consulting services similar to the CIS Division of CIBER.

                          CIBER, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

ADVANCED SYSTEMS ENGINEERING, INC. ("ASE") - On March 2, 1998, CIBER issued 382,602 shares of its common stock and assumed substantially all of ASE's liabilities in exchange for all of the assets of ASE. ASE located in Aurora, Colorado, provided consulting services similar to the CIS Division of CIBER.

TECHWARE CONSULTING, INC. ("TECHWARE") - On November 26, 1997, CIBER issued 747,836 shares of its common stock and assumed substantially all of Techware's liabilities in exchange for all of the assets of Techware. Techware, headquartered in Irving, Texas, provided consulting services similar to the CIS Division of CIBER.

FINANCIAL DYNAMICS, INC. ("FDI") - On November 24, 1997, CIBER issued 1,128,054 shares of its common stock, granted options for 97,220 shares of its common stock (at an aggregate exercise price of $217,000) and assumed substantially all of FDI's liabilities in exchange for all of the assets of FDI. The CIBER stock options replaced existing FDI stock options. FDI, headquartered in McLean, Virginia, provided consulting services similar to CIBER's Spectrum Technology Group, Inc. ("Spectrum") subsidiary.

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, CIBER issued 500,000 shares of its common stock in exchange for all of the outstanding common stock of Constell. Constell, headquartered in Elmwood Park, New Jersey, provided consulting services similar to Spectrum and the CIS Division of CIBER.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, CIBER issued approximately 148,000 shares of its common stock and assumed substantially all of BQI's liabilities in exchange for all of the assets of BQI. BQI, located in Norcross, Georgia, provided consulting services similar to the CIS Division of CIBER.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, CIBER issued 1,183,276 shares of its common stock and assumed substantially all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provided network integration services and equipment, and has become part of CNSI.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, CIBER issued 861,700 shares of its common stock in exchange for all of the outstanding
common stock of KCM.   KCM, located in Calverton, Maryland, provided
consulting services similar to the CIS Division of CIBER.

The Company's consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of Reliant, Constell, FDI, Techware, ASE and CRA. Generally, in recording mergers, the fiscal year ends of merged companies, if different from CIBER's, have been conformed to CIBER's June 30 fiscal year end. In recording the Constell and ASE mergers with CIBER, Constell's and ASE's operations for the twelve months ended June 30, 1997 were combined with CIBER's financial statements for the year ended June 30, 1997 and Constell's and ASE's operations for the twelve months ended December 31, 1995 and 1994 were combined with CIBER's financial statements for the years ended June 30, 1996 and June 30, 1995, respectively.
 As a result, Constell's operations for the six month period from January 1, 1996 to June 30, 1996 (which included revenues, net loss and pro forma net loss of $5,998,000, $159,000 and $96,000, respectively) are not included in CIBER's restated consolidated financial statements and ASE's operations for the six month period from January 1, 1996 to June 30, 1996 (which included revenues, net income and pro forma net income of $5,226,000, $430,000 and $258,000, respectively) are not included in CIBER's restated consolidated financial statements. The poolings of interests with KCM and BQI are considered by management to be immaterial, and therefore, the Company's historical financial statements have not been restated for these business combinations. Selected financial data of CIBER, Reliant, and of Constell, FDI and Techware, collectively, and of ASE and CRA, collectively, prior to their mergers with CIBER, and on a combined basis, were (in thousands, except per share data):

                          CIBER, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

                                                                        PRIOR TO MERGER WITH CIBER
                                                                  -------------------------------------
                                                                                CONSTELL,         ASE
                                                                                  FDI, &           &
                                                   CIBER          RELIANT       TECHWARE          CRA         COMBINED
                                                  --------------------------------------------------------------------
Six Months Ended December 31, 1997
  Revenues                                        $220,746             --             --        $14,987       $235,733
  Net income                                        10,997             --             --            651         11,648
  Pro forma net income                              12,004             --             --            525         12,529
  Pro forma income per share - diluted                $.26                                                        $.26
Three Months Ended September 30, 1997
  Revenues                                         $94,539             --        $10,867         $7,123       $112,529
  Net income (loss)                                  5,779             --             (6)           411          6,184
  Pro forma net income                               5,650             --             59            321          6,030
  Pro forma income per share - diluted                $.13                                                        $.13
Year Ended June 30, 1997
  Revenues                                        $262,274        $35,536        $35,242        $24,129       $357,181
  Net income                                        14,625          1,801            340          1,670         18,436
  Pro forma net income                              15,933          1,086            278          1,240         18,537
  Pro forma income per share - diluted                $.39                                                        $.41
Year Ended June 30, 1996
  Revenues                                        $187,653        $30,299        $20,788        $13,024       $251,764
  Net income                                        10,007            880            493            893         12,273
  Pro forma net income                               9,228            528            423            625         10,804
  Pro forma income per share - diluted                $.24                                                        $.26
Year Ended June 30, 1995
  Revenues                                        $143,845        $32,072        $13,508         $8,137       $197,562
  Net income                                         5,205            998            757            672          7,632
  Pro forma net income                               5,092            614            555            556          6,817
  Pro forma income per share - diluted                $.14                                                        $.17

(3)  SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the nine months ended March 31, 1998 were (in thousands):

                                                                                           Additional                     Total
                                                                     Common stock           paid-in        Retained    shareholders'
                                                                ---------------------
                                                                Shares         Amount       capital        earnings       equity
                                                                ------         ------      ---------       --------     ----------
BALANCES AT JULY 1, 1997, AS RESTATED (SEE NOTE 2)              44,128           $441        $68,710        $42,479       $111,630

Employee stock purchases and options exercised                   1,196             12          4,595             --          4,607
Immaterial poolings of interests                                 1,009             10            347          1,290          1,647
Acquisition consideration                                           96              1          1,150             --          1,151
Note payable paid with stock                                        51              1          1,105             --          1,106
Tax benefit from exercise of stock options                          --             --          7,121             --          7,121
Termination of S corporation tax Status of merged companies         --             --          3,305         (3,305)            --
Compensation expense related to stock and stock options              2             --             52             --             52
Net income                                                          --             --             --         20,567         20,567
Distributions by merged companies                                   --             --             --         (2,656)        (2,656)
                                                                -------------------------------------------------------------------

BALANCES AT MARCH 31, 1998                                      46,482           $465        $86,385        $58,375       $145,225
                                                                -------------------------------------------------------------------
                                                                -------------------------------------------------------------------

                          CIBER, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

(4)  ACQUISITIONS AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 1998, the following transactions occurred that related to previous fiscal year acquisitions accounted for under the purchase method of accounting for business combinations.

Prior to the acquisition of CIBER Network Services, Inc. ("CNSI") on December 2, 1996, CNSI was 85% beneficially owned by certain officers of the Company. The terms of purchase provided for contingent consideration of up to $2.6 million if CNSI achieves certain performance objectives in each of the 12 month periods ending October 31, 1997, 1998 and 1999. Any contingent consideration earned is payable at the sellers' option in the Company's common stock, at the then prevailing market price, or in cash. At June 30, 1997, the Company believed that the contingent consideration for the period ended October 31, 1997 would be earned, and recorded additional goodwill and an accrued liability of $1.2 million. In January 1998, the Company paid additional consideration of $1.2 million, consisting of 48,692 shares of the Company's common stock and $124,000 in cash, of which certain officers of the Company and members of their families received 40,832 shares of the Company's common stock and cash of $118,000.

In January 1998, the Company paid additional consideration of $227,000 related to its March 1996 acquisition of Oasys, Inc.

(5)  NOTES PAYABLE AND BANK REVOLVING LINES OF CREDIT

Several companies which have merged with CIBER since July 1, 1997 had outstanding balances under revolving lines of credit and notes payable. The notes payable were secured by certain assets of the merged companies. Upon merger with CIBER, these revolving lines of credit and notes payable were paid in full and cancelled. In connection with the merger of Techware with CIBER, CIBER issued 50,938 shares of its common stock having a value of $1,106,000 in satisfaction of a note payable, including accrued interest, to a Techware shareholder.

(6)  SUBSEQUENT EVENTS

On April 30, 1998, Step Consulting, Inc. ("Step") merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued 135,522 shares of its common stock and assumed substantially all of Step's liabilities in exchange for all of the assets of Step. Step, headquartered in Greensboro, North Carolina, provided consulting services similar to Spectrum. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, management does not intend to restate the Company's historical financial statements for this business combination.

On May 4, 1998, The Summit Group, Inc. ("Summit") merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued 4,262,860 shares of its common stock in exchange for all of the outstanding common stock of Summit. Summit, headquartered in Mishawaka, Indiana, provides: enterprise resource solutions; custom strategic consulting services; Logistics PRO, a proprietary warehousing and traffic software; and is an industry remarketer of certain third party computer products. The accompanying consolidated financial statements have not been restated for the Summit merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of Summit.

                          CIBER, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

The following table sets forth certain supplemental statement of operations and other data of the Company that has been restated to reflect the May 4, 1998 pooling of interests with Summit.

                                           FIRST     SECOND    THIRD      FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA       QUARTER    QUARTER   QUARTER    QUARTER    TOTAL
                                         --------   --------  --------   --------  --------
YEAR ENDED JUNE 30, 1998
  Revenues                               $123,242   $135,353  $141,611     N/A     $400,206
  Merger costs                                614      1,573       504     N/A        2,691
  Operating income                         10,488     11,960    17,704     N/A       40,152
  Net income                                6,490      6,064    11,392     N/A       23,946
  Pro forma net income                      6,214      6,859    10,662     N/A       23,735
  Pro forma income per share - diluted   $   0.12   $   0.13  $   0.20     N/A     $   0.45
  Pro forma income per share - diluted,
    excluding merger costs               $   0.13   $   0.16  $   0.21     N/A     $   0.50
YEAR ENDED JUNE 30, 1997
  Revenues                               $ 83,801   $ 90,861  $102,998   $113,157  $390,817
  Merger costs                                622        596        --         --     1,218
  Operating income                          6,020      5,900     9,568     10,846    32,334
  Net income                                3,278      3,817     6,337      7,264    20,696
  Pro forma net income                      3,644      3,704     5,852      6,693    19,893
  Pro forma income per share - diluted   $   0.08   $   0.08  $   0.12   $   0.13  $   0.40
  Pro forma income per share - diluted,
    excluding merger costs               $   0.09   $   0.09  $   0.12   $   0.13  $   0.43
YEAR ENDED JUNE 30, 1996
  Revenues                               $ 60,350   $ 62,696  $ 71,841   $ 80,689  $275,576
  Merger costs                                 --         --        --        901       901
  Operating income                          4,765      4,074     4,495      5,800    19,134
  Net income                                3,268      3,859     3,369      3,884    14,380
  Pro forma net income                      2,852      2,586     2,911      3,719    12,068
  Pro forma income per share - diluted      $0.06      $0.06     $0.06      $0.08     $0.26
  Pro forma income per share - diluted,
    excluding merger costs                  $0.06      $0.06     $0.06      $0.09     $0.27
YEAR ENDED JUNE 30, 1995
  Revenues                                                                         $216,491
  Merger costs                                                                        1,075
  Operating income                                                                   13,465
  Net income                                                                          9,628
  Pro forma net income                                                                8,015
  Pro forma income per share - diluted                                                $0.18
  Pro forma income per share - diluted,
    excluding merger costs                                                            $0.21
YEAR ENDED JUNE 30, 1994
  Revenues                                                                         $158,409
  Merger costs                                                                           --
  Operating income                                                                    9,069
  Net income                                                                          7,538
  Pro forma net income                                                                5,765
  Pro forma income per share - diluted                                                $0.15
  Pro forma income per share - diluted,
    excluding merger costs                                                          $  0.15

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

OVERVIEW

The Company's revenues are generated from two areas, the CIBER Information Services ("CIS") Division and CIBER Solutions. The CIS Division provides application software development and maintenance services and, through its CIBR2000 Division, millenium date change solutions. CIBER Solutions provides services through the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of human resource and financial software application products, plus workflow automation and manufacturing/distribution software systems, primarily for client/server networks. Substantially all of BIT's revenues are derived from assisting clients implementing PeopleSoft, Inc. ("PeopleSoft") software. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and Intranet connectivity. A portion of CNSI's revenues are derived from sales of computer networking equipment ("product sales"). Subsequent to March 31, 1998, The Summit Group, Inc. ("Summit") merged with CIBER. Summit, which will operate within CIBER Solutions, provides software implementation and strategic consulting services, proprietary warehousing and traffic software, and is an industry remarketer of certain third party computer products.

Generally the operations of CIBER Solutions (excluding product sales) result in higher gross margins, somewhat offset by higher selling, general and administrative expenses as a percentage of revenues, than operations of the CIS Division. Since 1996, CIBER Solutions has represented an increasing portion of the Company's business, which has been a major factor in the Company's improved operating performance. The merger on May 4, 1998 with Summit is expected to result in improved gross margins, offset somewhat by increased selling, general, and administrative expense as a percentage of revenues in comparison to the Company's performance prior to restatement for Summit.

BUSINESS COMBINATIONS

The Company has grown significantly through mergers and acquisitions as well as through internal growth. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, that are amortized over periods of up to 15 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. Unless the effects are immaterial, the Company's consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. The effects of such restatement on prior periods is often to increase selling, general and administrative expense as a percentage of revenues. This is mostly due to the prior operations of merged companies having been charged for certain expenses, such as bonuses and salaries of prior owners/operators or costs unique to the prior operations, which are decreased or not incurred subsequent to the merger. As a result of this, selling, general and administrative expenses as a percentage of revenues, absent other factors, is generally improved in the period subsequent to the merger.

From July 1, 1997 to March 31, 1998, the following companies have merged with CIBER in business combinations accounted for as poolings of interests.

COMPUTER RESOURCE ASSOCIATES, INC. ("CRA") - On March 2, 1998, CIBER issued 530,910 shares of its common stock and assumed substantially all of CRA's liabilities in exchange for all of the assets of CRA. CRA, headquartered in Harrisburg, Pennsylvania, provided consulting services similar to the CIS Division of CIBER.

ADVANCED SYSTEMS ENGINEERING, INC. ("ASE") - On March 2, 1998, CIBER issued 382,602 shares of its common stock and assumed substantially all of ASE's liabilities in exchange for all of the assets of ASE. ASE located in Aurora, Colorado, provided consulting services similar to the CIS Division of CIBER.

TECHWARE CONSULTING, INC. ("TECHWARE") - On November 26, 1997, CIBER issued 747,836 shares of its common stock and assumed substantially all of Techware's liabilities in exchange for all of the assets of Techware. Techware, headquartered in Irving, Texas, provided consulting services similar to the CIS Division of CIBER.

FINANCIAL DYNAMICS, INC. ("FDI") - On November 24, 1997, CIBER issued 1,128,054 shares of its common stock, granted options for 97,220 shares of its common stock (at an aggregate exercise price of $217,000) and assumed substantially all of FDI's liabilities in exchange for all of the assets of FDI. The CIBER stock options replaced existing FDI stock options. FDI, headquartered in McLean, Virginia, provided consulting services similar to Spectrum.

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, CIBER issued 500,000 shares of its common stock in exchange for all of the outstanding common stock of Constell. Constell, headquartered in Elmwood Park, New Jersey, provided consulting services similar to Spectrum and the CIS Division of CIBER.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, CIBER issued approximately 148,000 shares of its common stock and assumed substantially all of BQI's liabilities in exchange for all of the assets of BQI. BQI, located in Norcross, Georgia, provided consulting services similar to the CIS Division of CIBER.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, CIBER issued 1,183,276 shares of its common stock and assumed substantially all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provided network integration services and equipment, and has become part of CNSI.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, CIBER issued 861,700 shares of its common stock in exchange for all of the outstanding
common stock of KCM.   KCM, located in Calverton, Maryland, provided
consulting services similar to the CIS Division of CIBER.

THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

The Company's total revenues for the three months ended March 31, 1998 increased 33% to $126.1 million from $94.5 million for the quarter ended March 31, 1997. This 33% revenue increase represents a 43% increase in consulting revenues offset by a 21% planned decrease in lower margin product sales. For the three months ended March 31, 1998, CIS consulting revenues increased 44% to $82.3 million from $57.2 million for the same quarter of last year and CIBER Solutions consulting revenues increased 39% to $32.9 million from $23.6 million for the same quarter of last year. CIBER Solutions' product sales decreased to $10.9 million for the three months ended March 31, 1998 from $13.7 million for the same quarter last year. CIS consulting revenues accounted for 71% of total consulting revenues for the three months ended March 31, 1998 and 1997, and accounted for 65% and 61% of total revenues for the three months ended
March 31, 1998 and 1997, respectively.

Of the 43% increase in consulting revenues for the three months ended March 31, 1998 in comparison to the three months ended March 31, 1997, approximately 9% was due to revenues from acquired businesses or immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 code renovation services and increased demand for PeopleSoft implementation services.

Gross margin percentage improved to 33.8% of revenues for the three months ended March 31, 1998 from 30.4% of revenues for the same quarter of last year. This improvement is due to improved gross margins on both consulting services and product sales.

Selling, general and administrative expenses were 20.6% of revenues for the three months ended March 31, 1998 compared to 20.0% of revenues for the same quarter last year. This increase as a percentage of revenues is due to the decrease in product sales during the quarter ended March 31, 1998.

Amortization of intangible assets increased to $978,000 for the three months ended March 31, 1998 from $782,000 for same quarter last year. This increase was primarily due to the amortization of intangible assets resulting from the acquisitions of DTA, CNSI and Spectrum NT in fiscal 1997.

Merger costs, primarily transaction related broker and professional costs, of $504,000 were incurred during the three months ended March 1998 and related to the mergers of ASE and CRA.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for the three months ended March 31, 1998 and 1997 were 41.2% and 40.1%, respectively. The pro forma effective tax rate for the quarter ended March 31, 1988 is higher than the Company's "normal" effective tax rates primarily due to non-deductible merger costs.

The Company's pro forma net income increased 64% to $9.2 million (7.3% of revenues) for the three months ended March 31, 1998 from $5.6 million (5.9% of revenues) for the quarter ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO NINE MONTHS ENDED MARCH 31,
1997

The Company's total revenues for the nine months ended March 31, 1998 increased 43% to $361.8 million from $253.6 million for the nine months ended March 31, 1997. This 43% revenue increase represents a 47% increase in consulting revenues and a 13% increase in product sales. For the nine months ended March 31, 1998, CIS consulting revenues increased 44% to $230.1 million from $159.4 million for the same period of last year and CIBER Solutions consulting revenues increased 55% to $93.1 million from $59.9 million for the same period of last year. CIBER Solutions product sales increased to $38.6 million for the nine months ended March 31, 1998 from $34.3 million for the same period last year. CIS consulting revenues accounted for 71% and 73% of total consulting revenues for the nine months ended March 31, 1998 and 1997, respectively, and accounted for 64% and 63% of total revenues for the nine months ended March 31, 1998 and 1997, respectively.

Of the 47% increase in consulting revenues for the nine months ended March 31, 1998 in comparison to the nine months ended March 31, 1997, approximately 14% was due to revenues from acquired businesses or immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 code renovation services and increased demand for PeopleSoft implementation services.

Gross margin percentage improved to 32.8% of revenues for the nine months ended March 31, 1998 from 30.3% of revenues for the same period of last year. This improvement is due to improved gross margins on consulting services, which resulted primarily from the shift in mix towards greater CIBER Solutions consulting revenues as a percentage of total revenues and improved margins in consulting services.

Selling, general and administrative expenses were 21.1% of revenues for the nine months ended March 31, 1998 compared to 21.2% of revenues for the same period last year.

Amortization of intangible assets increased to $2,886,000 for the nine months ended March 31, 1998 from $2,071,000 for same period last year. This increase was primarily due to the amortization of intangible assets resulting from the acquisitions of DTA, CNSI and Spectrum NT in fiscal 1997.

Merger costs, primarily transaction related broker and professional costs, of $2,691,000 were incurred during the nine months ended March 1998 related to the mergers of KCM, Reliant, Constell, BQI, FDI, Techware, ASE and CRA with CIBER. Merger costs of $1,218,000 incurred during the nine months ended March 31, 1997 related to the mergers of Spectrum, Technical Support Group, Inc. and Technology Management Group, Inc. with CIBER.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for the nine months ended March 31, 1998 and 1997 were 42.5% and 40.7%, respectively. The pro forma effective tax rates are higher than the Company's "normal" effective tax rates primarily due to non-deductible merger costs incurred in both periods.

The Company's pro forma net income increased 78% to $21.7 million (6.0% of revenues) for the nine months ended March 31, 1998 from $12.2 million (4.8% of revenues) for the nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $40.5 million and a current ratio of 3.4:1 at March 31, 1998. It had total liabilities of $41.2 million versus total shareholders' equity of $145.2 million. At March 31, 1998 the Company had no outstanding borrowing under its bank revolving line of credit and had no long-term debt. Net cash provided by operating activities was $21.6 million and $9.5 million for the nine months ended March 31, 1998 and 1997, respectively. Accounts receivable days sales outstanding ("DSO") was 67 days at March 31, 1998 as compared to 58 days at June 30, 1997, which increase management believes is normal and due to the shift in mix towards greater CIBER Solutions revenues as a percentage of total revenues as well as seasonality.

Investing activities used cash of $6.6 million and $23.9 million during the
nine months ended March 31, 1998 and 1997, respectively.   During the nine
months ended March 31, 1998 and 1997, the Company used cash of $7.0 million and $3.9 million, respectively, to purchase property and equipment. During the nine months ended March 31, 1997, the Company used cash of $19.3 million in connection with the acquisitions of Spectrum NT, CNSI and DTA.

Financing activities used cash of $457,000 during the nine months ended March 31, 1998 and provided cash of $15.2 million during the nine months ended March 31, 1997. The Company obtained net cash proceeds from sales of common stock of $4.6 million and $19.5 million, during the nine months ended March 31, 1998 and 1997, respectively. In connection with the mergers and acquisitions during fiscal 1998 and 1997, the Company paid-off the bank lines of credit and notes payable of these merged and acquired companies.

The Company has $20 million unsecured revolving line of credit with a bank. Borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. This line of credit expires December 1998.

The Company's subsidiary, CNSI, has $5.0 million of inventory financing lines
of credit with financial corporations.   Amounts outstanding under these
lines of credit, which totaled approximately $2.5 million at March 31, 1998, are included in accounts payable on the Company's balance sheet.

The Company does not expect any year 2000 compliance issues to arise related to its primary internal business information systems. The Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000. However, the Company also utilizes other third party software and other products, including those of customers and vendors, that may or may not be Year 2000 compliant.

The failure of any critical technology components to operate properly may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the special meeting of shareholders of CIBER, Inc. held on March 4, 1998, the following matter was voted upon with the results as indicated below.

           An amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000.

                     For            Against         Abstain
                  ----------      ----------       ----------
                  18,030,759        103,056          3,597

           THESE AMOUNTS ARE NOT ADJUSTED FOR THE MARCH 1998 TWO-FOR-ONE STOCK SPLIT.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 3(i) - Amended and Restated Certificate of Incorporation of CIBER, Inc.; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1996; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated March 4, 1998.

           Exhibit 27.1 - Financial Data Schedule.

           A Report on Form 8-K was filed on January 14, 1998 that announced the revenue and earnings results for the three and six months ended December 31, 1997 and provided summary financial data restated to reflect poolings of interests through December 31, 1997.

           A Report on Form 8-K was filed on March 5, 1998 that announced a two-for-one split of the Company's common stock.

           A Report on Form 8-K was filed on March 12, 1998 that announced the mergers of Advanced Systems Engineering, Inc. and Computer Resource Associates, Inc. with the Company.

           A Report on Form 8-K was filed on March 30, 1997 that provided supplemental audited consolidated financial statements of the Company restated for poolings of interest through March 2, 1998 and restated for the March 1998 stock split.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                               CIBER, INC.
                               (Registrant)



Date: MAY 8, 1998          By   /s/ MAC J. SLINGERLEND
                               -----------------------
                               Mac J. Slingerlend
                               President and Chief Executive Officer


Date: MAY 8, 1998          By   /s/ RICHARD A. MONTONI
                               -----------------------
                               Richard A. Montoni
                               Executive Vice President/Chief Financial Officer