Form 10-K405
period 1998-06-30
CIBER INC
filed 1998-09-24
CIK 918581

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        FISCAL YEAR ENDED JUNE 30, 1998.

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

                                 (303) 220-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Class                     Name of exchange on which registered
    -----------------------                 ------------------------------------
 COMMON STOCK $0.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  X  Yes      No
                 ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X
                                                         ---

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of September 11, 1998 was $1,172,952,799 based upon the closing price of $28.625 per share as reported on the New York Stock Exchange on that date.

As of September 11, 1998, there were 53,628,547 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   CIBER, INC.
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


PART  I                                                                     Page
                                                                            ----
      Item 1.     Business                                                    3
      Item 2.     Properties                                                  9
      Item 3.     Legal Proceedings                                           9
      Item 4.     Submission of Matters to a Vote of Security Holders         9

PART  II

      Item 5.     Market for the Company's Common Stock and Related
                  Shareholder Matters                                         9
      Item 6.     Selected Financial Data                                    10
      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11
      Item 7A.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                18
      Item 8.     Financial Statements and Supplementary Data                19
      Item 9.     Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        37

PART  III

      Item 10.    Directors and Executive Officers                           37
      Item 11.    Executive Compensation                                     39
      Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management                                             39
      Item 13.    Certain Relationships and Related Transactions             39

PART  IV

      Item 14.    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        39
      Signatures                                                             41


                                     PART I

ITEM 1.  BUSINESS

GENERAL

CIBER, Inc. and Subsidiaries ("CIBER" or the "Company") is a nationwide provider of system integration consulting services. Employing approximately 5,700 employees located in approximately 80 branch offices in more than 20 states plus Canada, CIBER offers services in four principal areas: management consulting for business/IT solutions, Enterprise Resource Planning ("ERP") implementation services, information technology consulting services and network technology design/integration consulting.

The CIBER Information Services ("CIS") Division provides application software development and maintenance services and millenium date change solutions. The CIBER Solutions ("Solutions") Division is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT"), The Summit Group, Inc. ("Summit") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of PeopleSoft, Inc. software, including Human Resource, Financial Management and Accounting, Student Administration, Government, Manufacturing and Distribution products. Summit provides Lawson, J.
D. Edwards, Oracle, Baan and other software implementation services, strategic consulting services, proprietary warehousing and traffic software, and is an industry remarketer of certain third party computer products. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance, with services including Internet and intranet connectivity.

The Company began operations in 1974 to assist companies in need of computer programming support. In the mid-1980s, the Company initiated a growth strategy that included expanding its range of computer-related services, developing a professional sales force and selectively acquiring or merging established complementary companies. Since fiscal 1994, after restating 1994 results for subsequent business combinations on a pooling of interests basis, the Company's revenues have increased from $158.4 million to $550.4 million in fiscal 1998, a compound annual growth rate of 37%. Over the same period, pro forma net income increased from $5.8 million in fiscal 1994 to $34.3 million in fiscal 1998, a compound annual growth rate of 56%.

BUSINESS STRATEGY

The Company's strategy is to expand its business by continuing to build long-term relationships with major clients based on high-quality information technology services tailored to meet client needs. The Company's traditional time and material application software programming services have been expanded to include a comprehensive array of management consulting, information systems design, development, integration and implementation, as well as project management services. The Company's strategy includes the following key elements:

- BUILD STRONG CLIENT RELATIONSHIPS. The Company is committed to providing quality custom software application and development services that meet the demands of large companies with substantial data processing operations. Management believes the Company's emphasis on building long-term relationships with major clients has been a primary reason for the Company's success. Most of the Company's largest clients have been clients for many years.

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

- EXPAND INTEGRATION AND IMPLEMENTATION SERVICES. The Company's concentrated effort on providing time and material programming services has expanded to include management level strategic systems solutions, as well as the implementation of clients' long-term information technology strategies, from design and development of their information systems through testing and implementation, to migration from mainframe to client/server architectures, as well as package software project implementation. As a result of these efforts, the Company is taking greater responsibility for projects and providing greater value-added services to its clients. This expansion of focus, combined with the Company's processes, methodologies, tools and templates, help position the Company as a full-service provider for its existing and new clients' information technology and application needs. The Company believes that, as ERP package software companies, such as PeopleSoft, Lawson, J. D. Edwards, Oracle and Baan, continue to enhance the functionality and performance of their products and such products become more widely used, ERP implementation services can present an increasing opportunity for the Company.

- FOCUS ON QUALITY SERVICE. The Company seeks to be a leader in providing quality services and processes to its clients. The Company's CIS Division operations have received ISO 9001 certification, an international standard for consistency in operating procedures. The Company believes that it is currently the sole provider of computer-related services with ISO 9001 certification on a national basis. ISO 9001 certification has enhanced the Company's ability (i) to achieve preferred supplier status from larger companies, (ii) to satisfy current and prospective clients who insist on a documented quality assurance system and
(iii) to improve its operations by facilitating cost controls and other efficiencies on a continuing basis. The CIS Division has also achieved Ford Motor Company "Q-1" status.

SERVICES

CIBER INFORMATION SERVICES DIVISION

The CIS Division supports the life cycle of computer systems, from strategy and design to development and implementation and, finally, to maintenance and support. The Company's technical staff performs a wide variety of tasks to identify, analyze and solve clients' data processing and computing problems. Generally, these services are provided on-site to clients whose personnel do not have the requisite technical skills or to clients with specific projects requiring additional staffing that do not justify permanent personnel increases. The scope of the work performed by the Company ranges from specific, minor tasks of short duration to large, complex tasks that require a large number of consultants for a year or longer. Examples of larger tasks include developing new systems and maintaining mature mainframe systems that cannot be quickly replaced. Typically, the Company's professional staff augments and becomes part of the clients' software development team on a specific application or project. A key element of the CIS strategy is to maintain offices in those geographic locations where the Company has significant client relationships. CIBER Associates, a group dedicated entirely to IBM support, which is CIBER's largest client at 5% of fiscal 1998 revenues, is part of the CIS Division. Currently, the CIS Division operates out of over 40 branch offices.

CIBER SOLUTIONS DIVISION

SPECTRUM TECHNOLOGY GROUP, INC. Spectrum focuses its services on executive management level, strategic systems solutions to business problems, including data modeling, data warehousing and enterprise architecture. Spectrum also develops systems on a project basis and is responsible for the Company's Microsoft technology-based consulting group. Spectrum assists clients in aligning their technology platforms with their strategic business objectives. As the marketplace continues to evolve, the Company intends to assist clients in customizing their technology platforms, which the Company believes will help grow its integrated application solutions business.

BUSINESS INFORMATION TECHNOLOGY, INC. BIT specializes in the implementation and integration of PeopleSoft, Inc. software, including Human Resource, Financial Management and Accounting, Student Administration, Government, Manufacturing and Distribution products. Approximately 9% of the CIBER's fiscal 1998 revenues were generated from clients implementing PeopleSoft software.

THE SUMMIT GROUP, INC. Summit is a multi-line ERP implementor specializing in software products from Lawson, J.D. Edwards, Oracle, BAAN and others. In addition, Summit licenses and implements Logistics Pro(C), a propriety integrated warehouse and transportation software package. Summit also provides hardware sizing solutions for clients implementing new systems. As an industry remarketer for IBM and Hewlett Packard, Summit evaluates the client's systems requirements and recommends the appropriate hardware to meet the new systems needs, and procures and arranges delivery of the appropriate hardware to the client.

CIBER NETWORK SERVICES, INC. CNSI provides cross-platform, multi-vendor computer system integration, complete network solutions and other related services to clients with networking needs. CNSI operates from five offices. Networking services provided by CNSI include strategic planning, network design and configuration, technical support services, hardware procurement, project management, installation, and network administration and support.

BUSINESS COMBINATIONS

The Company has expanded its geographic breadth, diversified its technical expertise, expanded its client base and believes it has achieved other competitive advantages through business combinations. Following each CIS Division merger or acquisition, the Company seeks to add value to the operations acquired by implementing the Company's automated office information systems and ISO 9001 processes, and by providing national recruiting support to its new offices. Given the highly fragmented nature of the information technology services industry, the Company intends to pursue business combinations as part of its growth and operation strategy. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate personnel and to retain clients of acquired or merged companies. In reviewing potential business combinations, the Company focuses on the target company's geographic area, client base, reputation in specific software services, acquisition availability, cost, anticipated financial performance, sales, management and recruiting personnel and potential client demand, among other factors. Since July 1, 1995, the Company has completed the following business combinations:


                                                                                       APPROXIMATE     CONSULTANTS
                                                                                      CONSIDERATION,        AT
       DATE                        NAME                         MAIN OFFICE          IN MILLIONS (1)    ACQUISITION
------------------- ------------------------------------ --------------------------- ----------------- --------------
August 1998         The Cushing Group, Inc.              Nashua, New Hampshire               $24.3            22
August 1998         EJR Computer Associates, Inc.        Hoboken, New Jersey                 $36.0           196
May 1998            The Summit Group, Inc.               Mishawaka, Indiana                 $133.7           262
April 1998          Step Consulting, Inc.                Greensboro, North Carolina           $4.6            32
March 1998          Computer Resource Associates, Inc.   Harrisburg, Pennsylvania            $14.6           177
March 1998          Advanced Systems Engineering, Inc.   Aurora, Colorado                    $10.9           150
November 1997       Techware Consulting, Inc.            Irving, Texas                       $16.2           107
November 1997       Financial Dynamics, Inc.             McLean, Virginia                    $26.3           166
October 1997        The Constell Group, Inc.             Elmwood Park, New Jersey            $11.0            97
October 1997        Bailey & Quinn, Inc.                 Norcross, Georgia                    $3.3            49
August 1997         SoftwarExpress, Inc. - d/b/a         Menlo Park, California              $21.6            40
                     Reliant Integration Services, Inc.
July 1997           KCM Computer Consulting, Inc.        Calverton, Maryland                 $15.2           151
March 1997          Davis, Thomas & Associates, Inc.     Minneapolis, Minnesota              $13.5           117
December 1996       CIBER Network Services, Inc. (2)     Edison, New Jersey                   $5.7            50
November 1996       Technical Support Group, Inc.        Chicago, Illinois                   $13.5            70
November 1996       Technology Management Group, Inc.    Seattle, Washington                 $13.7           108
September 1996      Spectrum Technology Group, Inc.      Somerville, New Jersey              $16.6           110
July 1996           DataFocus, Inc. (3)                  Fairfax, Virginia                    $5.0            45
May 1996            Practical Business Solutions, Inc.   Boston, Massachusetts               $12.9           125
March 1996          OASYS, Inc.                          Columbus, Ohio                       $1.0            18
September 1995      Broadway & Seymour, Inc. (4)         Rochester, Minnesota                 $1.0            45


(1) APPROXIMATE CONSIDERATION INCLUDES THE VALUE OF CIBER COMMON STOCK AND OPTIONS FOR CIBER COMMON STOCK ISSUED, IF A MERGER, OR CASH PAID, COMMON STOCK ISSUED AND LIABILITIES ASSUMED, IF AN ACQUISITION.

(2) IF THE ACQUIRED BUSINESS ACHIEVES CERTAIN LEVELS OF REVENUE OR NET INCOME, THE COMPANY WILL BE REQUIRED TO PAY ADDITIONAL CONSIDERATION OF UP TO $1.4 MILLION IN CASH OR COMMON STOCK.

(3) THE COMPANY ACQUIRED ONLY THE BUSINESS SYSTEMS DEVELOPMENT DIVISION OF THIS COMPANY.

(4)  THE COMPANY ACQUIRED ONLY ONE BRANCH OFFICE OF THIS COMPANY.

CLIENTS

The Company focuses its marketing efforts on larger companies with substantial needs for supplemental programmer staffing, ERP software implementation and systems integration services and other computer-related professional services. Such clients afford the Company opportunities to develop long-term relationships based on the high quality, consistent services the Company has provided for 24 years. Although most consultant assignments are from three to twelve months, many of the Company's client relationships have continued for more than 10 years. Client assignments within the Solutions Division tend to be less of a recurring nature than within the CIS Division. This is due to the often one-time implementation focused assignments.

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

Certain customers account for a significant portion of the Company's revenues. The Company's five largest clients represented approximately 19%, 16%, 14% of the Company's total revenues for the years ended June 30, 1996, 1997, and 1998, respectively. Some of the Company's significant clients include: American Express Company, AT&T, Fidelity Investments, Inc., Ford Motor Company, GTE Corporation, IBM, MCI Telecommunications Corporation, Monsanto Corp., US West Communications, Inc., and Xerox Corporation; each of which has been a client for over five years.

The Company normally offers professional services through agreements that specify that services are rendered on a best-efforts basis, that the Company makes no express or implied warranties and that the client must continue to pay all charges incurred prior to the termination of the agreement. Because services are typically rendered on an as-required basis, the Company does not consider the backlog of unfinished assignments significant in understanding its business. The typical client contract term is one to three years and there can be no assurance that a client will renew its contract when it terminates. The Company's contracts are generally cancelable by the client at any time and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of the Company's business relationship with any of its significant clients could have a material adverse effect on the Company's operating results.

Through BIT, the Company has a significant relationship with PeopleSoft as an implementation partner. In fiscal 1998, approximately 9% of the Company's total revenues was derived from clients who purchased implementation services for their PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive, or if BIT should lose its "implementation partner" status with PeopleSoft, the Company could suffer a material adverse effect.

The Company generally prices its services to clients on a time-and-materials basis and maintains price ranges that reflect the technical skills and experience levels of the Company's consultants. The Company has provided and intends to continue to provide increased project services to its clients. Projects are distinguishable from the Company's core business of time-and-material consulting by the level of responsibility assumed by the Company. In a typical project, the Company independently develops a program or maintains a system, whereas, for time-and-materials contracts, the Company's clients generally maintain responsibility for the overall task. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, the Company may undertake projects on a fixed price basis and guarantee performance based upon defined operating specifications. Cost overruns, unsatisfactory performance or unanticipated difficulties in such projects could have a material adverse effect on the Company's results of operations.

SALES FORCE

The Company maintains an experienced sales force of approximately 225 employees who market the Company's services to senior business executives, chief information officers, information systems managers, other users of programming services and purchasing/buying groups. The purchasing departments of the Company's larger CIS Division clients commonly select a limited list of preferred vendors. Once on the vendor list, the Company's sales representatives are eligible to work directly with managers of projects or application systems seeking consultant assistance. New client contacts are generated through a variety of methods, including client referrals, personal sales calls, direct mailings to targeted clients and telemarketing.

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

The Company established its office network through the internal start-up and staffing of offices in new geographic locations and through the acquisition of information technology services companies, their professional staffs and client relationships. The Company's network of offices currently consists of approximately 80 offices in over 20 states plus Canada. The number of consultants working out of any office ranges from as few as 10 to over 200.

CONSULTANT RECRUITMENT

The Company's future success will depend in part on its ability to hire adequately trained personnel who address the increasingly sophisticated needs of its clients. The Company's on-going consultant needs arise from (i) increasing demand for the Company's services, (ii) turnover, which is generally high in the industry, and (iii) the clients' requests for programmers trained in the newest software technologies. Few of the Company's employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and the Company has had, and expects to continue to have, difficulty in attracting and retaining an optimal level of qualified personnel. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as a working knowledge of certain sophisticated software, is intense. Because of this, the recruitment of the Company's skilled consultant group is a critical element to the Company's success. The Company devotes significant resources to meeting its personnel requirements. The Company currently has approximately 210 full-time recruiters in its offices and approximately 25 in its National Recruiting Group. The National Recruiting Group maintains a national, proprietary database of relocatable and harder to find consultants (due to unique or specialized skill sets), augments local recruiting, advertises nationally and over the Internet for new consultants, travels to branches to train new recruiters and performs related tasks.

The Company offers a number of programs designed to retain its trained personnel. The Company offers a tuition reimbursement program and provides technical training courses that are available for home study. The Company also makes available to employees an employee stock purchase plan, a matching provision as part of its 401(k) savings plan, and stock options.

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

There are few very large competitors with annual revenues over $500 million. There are, however, according to The Updata Group, an independent consulting firm, over 3,000 software service firms with yearly revenues over $1 million competing for market share. Most of these firms participate in just one geographic area. The Company's competition, therefore, varies significantly from office to office. Often, local competitors are the Company's primary competition. At certain offices, particularly those with major clients, national competitors are the Company's significant competition. Each office must adapt to the circumstances under which it operates.

In particular, the Company believes that its CIS Division competes most directly with the following national companies: Keane, Inc., Analysts International Corporation, Computer Horizons Corporation and Computer Task Group, Inc. For project management services, Electronic Data Systems Corporation, Andersen Consulting, Computer Sciences Corporation, Cambridge Technology Partners, Inc. and others are competitors. Many of these companies are national and international in scope and have greater resources than the Company. BIT, Summit and Spectrum often compete with "Big Five" accounting firms, as well as larger systems consulting firms. CNSI typically competes against private, regional companies. The Company also competes with the internal data processing staffs of its clients, which clients can add to their employee base as an alternative to using a consulting firm. Additionally, many large accounting and management consulting firms offer services that overlap with a significant portion of the Company's services. Also, computer hardware and software companies are increasingly becoming involved in systems integration projects. Recently, temporary placement agencies have begun expanding their businesses to provide computer-related services to their customers. Additionally, over the past several years there has been an influx of foreign nationals who provide skilled computer programming services at lower pay scales than domestic programmers. Some of these foreign nationals are being hired as consultants directly by the Company's clients and potential clients, as well as by certain of the Company's competitors. Moreover, in an attempt to decrease costs, some of the Company's clients and potential clients are outsourcing their business to competitors in foreign countries, including Ireland, India and the former Soviet Union. An increase in the use of skilled foreign national labor at lower rates or foreign software service firms by the Company's competitors or clients could have a material adverse effect on the Company.

In order to remain on its clients' vendor lists and to develop new client relationships, the Company must satisfy requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other software services organizations and temporary placement agencies that may offer the same or similar services as the Company at similar or lower costs. Additionally, certain of the Company's clients require that their vendors reduce rates after services have commenced. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. With respect to the Company's implementation services for software packages, the manufacturers of such software may have training requirements that inhibit the Company from competing effectively with other packaged software implementation providers.

EMPLOYEES

As of August 31, 1998, the Company had approximately 5,700 full-time employees, including approximately 1,000 personnel in administrative positions and approximately 4,700 billable consultants. Administrative personnel are principally branch managers, sales representatives, recruiters and administrative assistants located throughout the Company's offices. None of the Company's employees are subject to a collective bargaining arrangement. The Company has entered into employment agreements with its executive officers. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company's executive offices are located at 5251 DTC Parkway, Suite 1400, Englewood, Colorado 80111. The Company leases approximately 28,600 square feet of office space in Denver for its corporate offices. The lease expires in November 2002.

The Company leases office space at various other locations under leases ranging from month-to-month up to ten-year terms. The Company had leases totaling approximately 518,000 square feet at June 30, 1998. Total office rent expense for the year ended June 30, 1998 was $8.5 million for all offices. The Company's facilities are adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1998.

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


                                                                High                Low
                                                               ------              ------
          Fiscal Year Ended June 30, 1997
               First Quarter                                   $ 19.50            $  6.63
               Second Quarter                                    20.88              14.63
               Third Quarter                                     17.13              11.00
               Fourth Quarter                                    22.44              11.00
          Fiscal Year Ended June 30, 1998
               First Quarter                                     24.25              16.56
               Second Quarter                                    29.00              19.75
               Third Quarter                                     35.63              23.41
               Fourth Quarter                                    38.00              28.38


ITEM 6.  SELECTED FINANCIAL DATA


Year Ended June 30                                        1994*         1995*         1996*         1997*          1998
IN THOUSANDS, EXCEPT PER SHARE DATA
--------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Revenues                                           $       158,409      216,491       275,576       390,817       550,421
Merger Costs                                       $             -        1,075           901         1,218         4,538
Operating income                                   $         9,069       13,465        19,134        32,334        57,756
Net income                                         $         7,538        9,628        14,380        20,696        36,510
Pro forma net income                               $         5,765        8,015        12,068        19,893        34,303
Pro forma income per share - basic                 $           .17          .20           .28           .43           .68
Pro forma income per share - diluted               $           .15          .18           .26           .40           .65
Cash dividends                                     $             -            -             -             -             -
--------------------------------------------------------------------------------------------------------------------------
Weighted average shares - basic                             34,163       39,395        43,084        46,738        50,199
Weighted average shares - diluted                           38,327       43,357        46,555        49,457        52,687
--------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Total assets                                       $        57,635       72,591       107,406       161,291       216,412
Total long-term liabilities                        $           400          350           460         1,075             -
Total shareholders' equity                         $        29,894       37,172        71,612       114,998       163,286
Shares outstanding at year end                              39,335       39,587        45,551        48,391        51,092
--------------------------------------------------------------------------------------------------------------------------

FINANCIAL PERFORMANCE:
Revenue growth                                               24.9%        36.7%         27.3%         41.8%         40.8%
Operating income margin                                       5.7%         6.2%          6.9%          8.3%         10.5%
Pro forma net income margin                                   3.6%         3.7%          4.4%          5.1%          6.2%
Stock price at year end                            $          2.19         4.44         11.00         17.09          38.00
Pro forma income per share - diluted,
    excluding merger costs                         $           .15          .21           .27           .43           .74


* RESTATED FOR POOLING OF INTERESTS BUSINESS COMBINATIONS THROUGH JUNE 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURE, COMPETITION, POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, AND PRICE VOLATILITY, WHICH ARE DISCUSSED HEREIN UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS". MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

OVERVIEW

The Company's revenues have increased from $158.4 million in fiscal 1994 to $550.4 million in fiscal 1998. The Company operates the CIBER Information Services ("CIS") Division and the CIBER Solutions ("Solutions") Division. The CIS Division accounted for approximately 58% of the Company's total revenues in fiscal 1998, while the Solutions Division accounted for the remainder. The CIS Division provides application software development and maintenance services and millenium date change solutions. The Solutions Division is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT"), The Summit Group, Inc. ("Summit") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of PeopleSoft, Inc. software, including Human Resource, Financial Management and Accounting, Student Administration, Government, Manufacturing and Distribution products. Summit provides Lawson, J.
D. Edwards, Oracle, Baan and other software implementation services, strategic consulting services, proprietary warehousing and traffic software, and is an industry remarketer of certain third party computer products. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance, with services including Internet and intranet connectivity.

The Company has grown significantly through mergers and acquisitions, as well as through internal growth. Growth in revenues from internal operations ("organic growth") was approximately 33% in fiscal 1998. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over periods of up to 15 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. Unless the effects are immaterial, the Company's consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. In addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period.

From July 1, 1995 to June 30, 1998, the Company completed 19 business combinations. In addition, subsequent to June 30, 1998, the Company completed the following two mergers:

EJR COMPUTER ASSOCIATES, INC. ("EJR") - On August 11, 1998, EJR merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 1,150,000 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. EJR, located in Hoboken, New Jersey, provides data processing consulting and project management services similar to the Company's CIS Division. The Company's consolidated financial statements included herein, have not been restated for the EJR merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of EJR. EJR had revenues of approximately $20 million, $23 million and $26 million during the years ended June 30, 1996, 1997 and 1998, respectively. The effects of this merger on the Company's historical pro forma net income and pro forma income per share are not expected to be material.

THE CUSHING GROUP, INC. ("CUSHING") - On August 31, 1998, Cushing merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 950,000 shares of its common stock and assumed substantially all of Cushing's liabilities in exchange for all of the assets of Cushing. Cushing, headquartered in Nashua, New Hampshire, provides distributed object technology consulting services and will operate within Spectrum. The effects of this merger on the Company's historical revenues, pro forma net income and pro forma income per share would not have been material. As a result, management does not intend to restate the Company's historical financial statements for this business combination.

In general, except for CNSI's product sales, the Solutions Division revenues provide higher gross margins than the CIS Division. However, the Solutions Division activities also involve higher selling, general and administrative expenses as a percentage of revenues. Consequently, fluctuations in gross margin and selling, general and administrative expenses as a percentage of revenues may be due to changes in the mix of revenues between the CIS Division and the Solutions Division. Management believes that operating income before amortization and merger costs, as a percentage of revenues, is a more meaningful indicator because it reflects the effects of revenue mix.

The following table sets forth, for the years indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of revenues and percentage change in the dollar amount of such items compared to the prior year:


                                                      Percentage of Revenues                   Dollar % Increase
                                                        Year Ended June 30,                      Year to Year
                                               -------------------------------------        -------------------------
                                                  1996          1997         1998            1996:1997     1997:1998
---------------------------------------------------------------------------------------------------------------------
Revenues                                          100.0%         100.0%      100.0%             41.8%         40.8%

Gross margin                                       32.1%          32.8%       35.1%             44.8          51.0
Selling, general and administrative expenses       24.2           23.4        23.1              37.2          39.1
                                               -------------------------------------
     Operating income before
       amortization and merger costs                7.9            9.4        12.0              67.8          80.8
Amortization of intangible assets                    .7             .8          .7              72.0          27.5
Merger costs                                         .3             .3          .8              35.2         272.6
                                               -------------------------------------
    Operating income                                6.9            8.3        10.5              69.0          78.6
Interest and other income, net                       .3             .2          .3              18.7          48.7
                                               -------------------------------------
    Income before income taxes                      7.2            8.5        10.8              66.8          77.7
Income tax expense                                  2.0            3.2         4.2             125.4          79.8
                                               -------------------------------------
    Net income                                      5.2%           5.3%        6.6%             43.9          76.4
                                               -------------------------------------
                                               -------------------------------------

     Pro forma net income                           4.4%           5.1%        6.2%             64.8          72.4
                                               -------------------------------------
                                               -------------------------------------


FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

The Company's revenues for fiscal 1998 increased 40.8% to $550.4 million from $390.8 million for fiscal 1997. This 40.8% revenue increase represents a 46.1% increase in consulting revenues and an 8.8% increase in other revenues. In fiscal 1998, CIS consulting revenues increased 41.1% to $317.1 million from $224.8 million in fiscal 1997 and the Solutions Division consulting revenues increased 56.2% to $173.5 million from $111.1 million in fiscal 1997. Other revenues increased to $59.8 million in fiscal 1998 from $54.9 million in fiscal 1997. CIS consulting revenues accounted for 64.6% and 66.9% of total consulting revenues, and 57.6% and 57.5% of total revenues in fiscal 1998 and 1997, respectively. The increase in CIS Division revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed is due primarily to internal growth in branch offices. Solutions Division revenues increased primarily due to increased software implementation services and, to a lesser extent, increases in other consulting services and increases in billing rates.

Of the 46.1% increase in consulting revenues for fiscal 1998 in comparison to fiscal 1997, approximately 9.0% was due to revenues from acquired businesses or immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 related services and increased demand for enterprise resource planning ("ERP") software implementation services.

Gross margin percentage improved to 35.1% of revenues in fiscal 1998 from 32.8% in fiscal 1997. This improvement is due to improved gross margins on both consulting services and other revenues.

Selling, general and administrative expenses were 23.1% of revenues for fiscal 1998 compared to 23.4% of revenues for fiscal 1997. The decrease as a percentage of revenues is primarily due to greater economies of scale at the administrative level of the Company.

Amortization of intangible assets increased to $3.9 million in fiscal 1998 from $3.1 million in fiscal 1997. This increase was due to the additional intangible assets resulting from mergers and acquisitions in fiscal 1998 and 1997.

Merger costs, primarily transaction related broker and professional costs, of $4.5 million were incurred in fiscal 1998 compared to $1.2 million in fiscal 1997.

Net interest and other income increased to $1.5 million in fiscal 1998 from $1.0 million in fiscal 1997 due to increased average cash balances available for investment.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for fiscal 1998 and 1997 were 42.1% and 40.4%, respectively. This increase was due to increased nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations that were not subject to income taxes.

The Company's pro forma net income increased 72.4% to $34.3 million in fiscal 1998 from $19.9 million in fiscal 1997.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

The Company's revenues for fiscal 1997 increased 41.8% to $390.8 million from $275.6 million for fiscal 1996. This 41.8% revenue increase represents a 38.9% increase in consulting revenues and a 62.4% increase in other revenues. In fiscal 1997, CIS consulting revenues increased 36.1% to $224.8 million from $165.2 million in fiscal 1996 and the Solutions Division consulting revenues increased 45.1% to $111.1 million from $76.6 million in fiscal 1996. Other revenues increased to $54.9 million in fiscal 1997 from $33.8 million in fiscal 1996. CIS consulting revenues accounted for 66.9% and 68.3% of total consulting revenues, and 57.5% and 59.9% of total revenues in fiscal 1997 and 1996, respectively. The increase in CIS Division revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed is due primarily to internal growth in branch offices. Solutions Division total revenues increased approximately $21.7 million due to acquisitions, of which $12.2 million is other revenue. In addition, Solutions Division revenues increased due to increased software implementation services and, to a lesser extent, increases in other consulting services and increases in billing rates.

Of the 38.9% increase in consulting revenues for fiscal 1997 in comparison to fiscal 1996, approximately 5% was due to revenues from acquired businesses. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 related services and increased demand for ERP software implementation services.

Gross margin percentage improved to 32.8% of revenues in fiscal 1997 from 32.1% of revenues in fiscal 1996. This improvement is due to improved gross margins on consulting services.

Selling, general and administrative expenses were 23.4% of revenues for fiscal 1997 compared to 24.2% of revenues for fiscal 1996. The decrease as a percentage of revenues is primarily due to greater economies of scale at the administrative level of the Company.

Amortization of intangible assets increased to $3.1 million in fiscal 1997 from $1.8 million in fiscal 1996. This increase was due primarily to the Company's acquisitions in fiscal 1997.

Merger costs, primarily transaction related broker and professional costs, of $1.2 million were incurred in fiscal 1997 compared to $901,000 in fiscal 1996.

Net interest income increased to $1.0 million in fiscal 1997 from $867,000 in fiscal 1996 due to increased average cash balances available for investment. As a result of the Company's November 1995 public sale of common stock, the Company reduced its borrowings under its bank line of credit and increased its investments in interest earning cash equivalent instruments.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for fiscal 1997 and 1996 were 40.4% and 39.7%, respectively. This increase was primarily due to increased nondeductible merger costs and an increase in the Company's statutory federal rate from 34% to 35%. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations that were not subject to income taxes.

The Company's pro forma net income increased 64.8% to $19.9 million in fiscal 1997 from $12.1 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $108.3 million of working capital, of which $37.4 million was cash and cash equivalents, and had a current ratio of 3:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its cash and cash equivalents, its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs through at least fiscal 1999.

Net cash provided by operating activities was $5.9 million, $17.9 million and $27.1 million in fiscal 1996, 1997 and 1998, respectively. Changes in operating assets and liabilities have used significant amounts of cash, primarily as a result of increases in accounts receivable.

The Company's accounts receivable increased 32.0% and 53.5% in fiscal 1997 and 1998, respectively, primarily as a result of the Company's increase in revenues and also due to the mix shift to more solution oriented engagements. The Company's accounts receivable totaled $117.6 million at June 30, 1998 compared to $76.6 million at June 30, 1997. Generally, due to the high quality and large size of the Company's clients, bad debt expenses have averaged less than 0.1% of revenue for the last several years. Accounts receivable days sales outstanding ("DSO") was 71 days at June 30, 1998, which management believes is in line with industry standards.

Net cash used in investing activities in fiscal 1996, 1997 and 1998 was $4.8 million, $27.4 million and $11.2 million, respectively. The Company used cash of $1.7 million, $19.3 million and $351,000 for acquisitions during fiscal 1996, 1997 and 1998, respectively. The Company also purchased property and equipment, primarily computer equipment, of $3.1 million, $7.2 million and $11.6 million during fiscal 1996, 1997 and 1998, respectively.

Net cash provided by (used in) financing activities in fiscal 1996, 1997 and 1998 was $12.0 million, $12.9 million and ($4.9 million), respectively. The Company obtained net cash proceeds from sales of common stock of $20.7 million, $22.9 million and $5.8 million in fiscal 1996, 1997 and 1998, respectively. In connection with the Company's acquisition of CNSI in fiscal 1997, the Company assumed CNSI's $1.9 million outstanding balance under a bank line of credit and $1.1 million of notes payable. The Company repaid these debt obligations and canceled CNSI's bank line of credit in fiscal 1997. In addition, various companies that have merged with CIBER have had outstanding balances on lines of credit and notes payable. Upon merger with CIBER, these borrowings were paid in full.

For the years ended June 30, 1996, 1997 and 1998, the Company recognized $2.6 million, $6.4 million and $9.1 million, respectively, as a direct increase to additional paid-in capital for the income tax benefits resulting from the exercise of stock options by employees.

The Company has a $20 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line at June 30, 1997 and 1998. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1998.

The Company's subsidiary, CNSI, has a $7.5 million unsecured inventory financing line of credit with a financial corporation. Amounts outstanding totaled approximately $2.2 million and $2.6 million at June 30, 1997 and 1998, respectively, and are included in trade payables on the Company's balance sheet.

The Company expects, although there can be no assurance, to be able to renew these lines of credit on similar terms.

YEAR 2000

The Company has completed an assessment of its internal information systems and does not believe there are any material issues or costs associated with preparing its internal systems for the year 2000. The Company believes that its non-information technology systems are not material to the Company's operations. The Company currently utilizes various third party computer software, and has obtained assurances that such software is year 2000 compliant. For purchases of new hardware and software, the Company's practice is to request year 2000 certification from its vendors. Because third party failures could have a material impact on the Company's ability to conduct business, the company is attempting to obtain written assurances from all material vendors that their systems are or will be year 2000 compliant. However, if either the Company or any material vendor or supplier experiences a failure of any critical system it could have a material adverse impact on the Company's business operations or require the Company to incur unanticipated expenses. If by January 1, 1999, the Company has not obtained reasonable assurances from material vendors and suppliers as to year 2000 compliance, the Company will consider alternatives, including the replacement of material vendors. In addition, the business interruption of any of the Company's significant clients, resulting from their year 2000 issues, could have a material adverse impact on the Company's revenues and results of operations.

Many of the Company's clients need to repair or replace their legacy systems because of year 2000 issues. The Company believes this is favorably impacting the demand for its services and products. The Company provides certain direct year 2000 services, like code renovation, the market for which the Company expects to diminish over time. The Company also believes that as companies focus on year 2000 issues, other less critical projects have been delayed. Therefore, the Company does not expect a decrease in the demand for its services as the year 2000 draws closer. However, given the lack of precedent for an issue of this nature, the Company's ability to forecast the impact of this issue on quarter to quarter operations is limited.

SEASONALITY

The Company experiences a moderate amount of seasonality. Typically, operating income as a percentage of revenues is lowest in the last quarter of each calendar year (the Company's second fiscal quarter) because more holidays and vacations are taken at that time of year resulting in fewer hours billed in that period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires disclosure of financial and descriptive information about an entity's reportable operating segments. This standard is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information for prior periods. The Company will provide the disclosures required by SFAS 131, if any, in its fiscal year 1999 financial statements. In addition, the Company believes the future adoption of FASB Statements No. 130, No. 132, and No. 133 and Statement of Position 97-2 "Software Revenue Recognition" will not have a material affect on its financial position or results of operations.

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

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse affect on the Company's business, financial condition, results of operations and the market price of its common stock.

GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION - As an integral part of its business strategy, the Company intends to continue to expand by acquiring information technology businesses. The Company continuously evaluates potential business combinations and aggressively pursues attractive transactions. From July 1 1995 through August 1998, the Company completed 21 business combinations. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain clients of acquired businesses. Business combinations involve numerous risks, including the ability to manage geographically remote offices, the diversion of management's attention from other business concerns and the risks of entering markets in which the Company has limited or no direct experience. In addition, acquisitions may involve the expenditure of significant funds and the incurrence of significant charges associated with the amortization of goodwill or other intangible assets or future write-downs of the recorded values of assets acquired. There can be no assurance the Company will be able to combine additional business, or that any business combination will result in benefits to the Company, or that management will be able to manage effectively the resulting business. Additionally, the Company experiences competition for business combinations.

The Company may open new offices in attractive markets with its own personnel. Many of the Company's branch offices were originally start-up operations. Not all branch offices, whether start-up or acquired, have been successful. The Company's internal growth rate has been in excess of 20% for the past several years and is due in part to the growth of industry demand for information technology professional services, including the recent increase in demand resulting from year 2000 millenium date change service needs. There can be no assurance that this increased industry demand will continue in future years and, in particular, beyond the year 2000. There can be no assurance that the Company will be able to successfully start up, identify, acquire, or integrate what will ultimately be successful branch office operations.

ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS - The Company's future success will depend in part on its ability to hire and provide adequately trained consultants who can fulfill the increasingly sophisticated needs of its clients. The Company's on-going personnel needs arise from: (i) increased demand for the Company's services, (ii) turnover, which is generally high in the industry and (iii) client requests for consultants trained in the newest software and hardware technologies. Few of the Company's employees are bound by non-compete agreements. Competition for consultants in the information technology services industry is significant and the Company has had, and expects to continue to have, difficulty in attracting and retaining an optimal level of qualified consultants. In particular, competition is intense for the limited number of qualified project managers and professionals with specialized skills, such as a working knowledge of certain sophisticated software. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow.

DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS - The Company's five largest clients accounted for 14% of the Company's total revenues for the fiscal year ended June 30, 1998. No one client accounted for more than 10% of the Company's total revenues in fiscal 1998. The typical client contract term is one to three years and there can be no assurance that a client will renew its contract when it terminates. In addition, the Company's contracts are generally cancelable by the client at any time and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company. Additionally, the Company has a significant relationship with PeopleSoft as a PeopleSoft implementation partner. In fiscal 1998, the Company derived approximately 9% of its total revenues from clients who purchased implementation services for their PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive or if the Company should lose its "implementation partner" status with PeopleSoft, the Company could suffer a material adverse effect.

MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS - The Company's rapid growth could place a substantial strain on its operational, administrative and financial resources. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and other internal systems, and to train, motivate and manage its consultants. If the Company's management is unable to manage growth effectively or its consultants are unable to achieve anticipated performance levels, or if the integration of new businesses results in a material diversion of management's attention from the day-to-day operations of the business, the Company's results of operations would be materially adversely affected.

PROJECT RISKS - The Company has provided and intends to continue to provide increased project services to its clients. Projects are distinguishable from the Company's time-and-material contracts by the level of responsibility assumed by the Company and the potentially longer and more costly sales cycle of a project. These factors may cause fluctuations in quarterly results. In a typical project, the Company independently develops a program or maintains a system, whereas with time-and-material contracts, the Company's clients generally maintain responsibility for the overall tasks. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, because the Company may undertake projects on a fixed-price basis and guarantee performance based upon defined operating specifications, cost overruns, unsatisfactory performance or unanticipated difficulties in completing such projects could have a material adverse effect on the Company's results of operations.

PRICING AND MARGIN PRESSURE - Many of the Company's larger clients purchase information technology services primarily from a limited number of pre-approved vendors. In order to remain on its clients' vendor lists and to develop new client relationships, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other software services organizations and temporary placement agencies that may offer the same or similar services at equal or lower costs. Furthermore, as competition intensifies between information technology service providers, there may be increased demand for qualified consultants resulting in upward market pressure on consultant compensation. Additionally, certain of the Company's clients require that their vendors reduce rates after services have commenced. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. With respect to the Company's implementation services for software packages, the manufacturers of such software may have training requirements that inhibit the Company from competing effectively with other packaged software implementation providers. In addition, as the Company expands its service offerings to include a greater number of fixed-price projects, the Company may experience a decrease in margins as a result of unanticipated cost overruns resulting from the inability to meet various project requirements.

COMPETITION - The Company operates in a highly competitive and rapidly changing industry and competes with a variety of companies for positions on the vendor lists of particular clients. Most of these competing companies, many of which are significantly larger and have greater financial, technical and marketing resources, provide the same services as those offered by, and some offer a wider variety of services than, the Company. Many large accounting and management consulting firms offer services that overlap with a significant portion of the Company's services, and the Company competes with the internal information technology staffs of its clients and potential clients. Also, computer hardware and software companies are increasingly becoming involved in systems integration projects. Recently, temporary placement agencies, such as CoreStaff, Olsten and Interim, have begun expanding their businesses to provide computer-related services. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or will be able to compete successfully with new competitors. Additionally, over the past several years there has been an influx of foreign nationals who provide skilled computer programming services at lower pay scales than domestic programmers. Some of these foreign nationals are being hired as consultants directly by the Company's clients and potential clients, as well as by certain of the Company's competitors. Moreover, in an attempt to decrease costs, some of the Company's clients and potential clients are awarding business to competitors with operations in "low cost" foreign countries, including Ireland, India and the former Soviet Union. An increase in the use of skilled foreign national labor at lower rates or foreign software service firms by the Company's competitors or clients could have a material adverse effect on the Company.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS - The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly revenues or operating results generally include: costs relating to the expansion of the Company's business, the extent and timing of business acquisitions, the incurrence of merger costs, the timing of assignments from customers, the seasonal nature of the Company's business due to variations in holidays and vacation schedules, the introduction of new services by the Company or its competitors, price competition or price changes, general economic conditions and economic conditions specific to the information technology, consulting, or information technology staffing industries. Quarterly sales and operating results can be difficult to forecast even in the short term. Due to all of the foregoing factors, it is possible that the Company's revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of security analysts or investors. In such event, the trading price of the Company's common stock would likely be materially adversely affected.

PRICE VOLATILITY - The market price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results, the Company's prospects, changes in earnings estimates by securities analysts and by economic, financial and other factors and market conditions that can effect the capital markets generally, the industry segment of which the Company is a part, the NYSE, including the level of, and fluctuations in, the trading prices of stocks generally and sales of substantial amounts of the Company's common stock in the market, or the perception that such sales could occur, and by other events that are difficult to predict and beyond the Company's control. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Company's common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e, interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including, among others, cash equivalents, accounts receivable, lines of credit, is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                                 KPMG PEAT MARWICK LLP

Denver, Colorado
July 31, 1998, except as to Note 13,
which is as of August 31, 1998

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998


IN THOUSANDS, EXCEPT PER SHARE DATA                                  1996(1)           1997(1)          1998
                                                                    -----------       -----------    ------------
Consulting services                                                  $241,743          $335,874         $490,625
Other revenues                                                         33,833            54,943           59,796
                                                                     --------          --------         --------
     Total revenues                                                   275,576           390,817          550,421
                                                                     --------          --------         --------
Cost of consulting services                                           162,137           221,496          313,724
Cost of other revenues                                                 24,916            41,152           43,150
Selling, general and administrative expenses                           66,693            91,530          127,317
Amortization of intangible assets                                       1,795             3,087            3,936

Merger costs                                                              901             1,218            4,538
                                                                     --------          --------         --------
    Operating income                                                   19,134            32,334           57,756
Interest and other income                                               1,174             1,452            1,751
Interest expense                                                         (307)             (423)            (221)
                                                                     --------          --------         --------
    Income before income taxes                                         20,001            33,363           59,286
Income tax expense                                                      5,621            12,667           22,776
                                                                     --------          --------         --------
    Net income                                                       $ 14,380          $ 20,696         $ 36,510
                                                                     --------          --------         --------
                                                                     --------          --------         --------
Pro forma information (unaudited) (Note 1(j)):
    Historical net income                                            $ 14,380          $ 20,696         $ 36,510
    Pro forma adjustment to income tax expense                         (2,312)             (803)          (2,207)
                                                                     --------          --------         --------
    Pro forma net income                                             $ 12,068          $ 19,893         $ 34,303
                                                                     --------          --------         --------
                                                                     --------          --------         --------
     Pro forma income per share - basic                              $    .28          $    .43         $    .68

     Pro forma income per share - diluted                            $    .26          $    .40         $    .65

Weighted average shares - basic                                        43,084            46,738           50,199

Weighted average shares - diluted                                      46,555            49,457           52,687


(1)  Restated for poolings of interests through June 30, 1998 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1998


                                                                                             JUNE 30,
                                                                               -------------------------------------
IN THOUSANDS, EXCEPT SHARE DATA                                                  1997(1)                  1998
                                                                               -------------          --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 26,471              $  37,437
   Investments                                                                       1,984                      -
   Accounts receivable                                                              76,636                117,595
   Inventories                                                                         917                    618
   Prepaid expenses and other assets                                                 2,916                  4,268
   Deferred income taxes                                                             4,160                  1,458
                                                                                 ---------              ---------
       Total current assets                                                        113,084                161,376
                                                                                 ---------              ---------
Property and equipment, at cost                                                     20,184                 32,203
Less accumulated depreciation and amortization                                      (9,188)               (14,951)
                                                                                 ---------              ---------
       Net property and equipment                                                   10,996                 17,252
                                                                                 ---------              ---------
Intangible assets, net                                                              34,383                 33,597
Deferred income taxes                                                                1,112                  2,068
Other assets                                                                         1,716                  2,119
                                                                                 ---------              ---------
       Total  assets                                                              $161,291               $216,412
                                                                                 ---------              ---------
                                                                                 ---------              ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank revolving lines of credit                                               $    1,550               $      -
   Notes payable                                                                     2,419                      -
   Trade payables                                                                   11,310                 10,989
   Accrued compensation and payroll taxes                                           16,519                 23,314
   Deferred revenues                                                                 2,063                  4,097
   Other accrued expenses and liabilities                                            8,039                 11,450
   Income taxes payable                                                              2,104                  3,276
   Deferred income taxes                                                             1,214                      -
                                                                                 ---------              ---------
       Total current liabilities                                                    45,218                 53,126
Notes payable, net of current portion                                                  975                      -
Long-term acquisition costs payable                                                    100                      -
                                                                                 ---------              ---------
       Total liabilities                                                            46,293                 53,126
                                                                                 ---------              ---------
Commitments and contingencies
Shareholders' equity:

  Preferred stock, $0.01 par value, 5,000,000 shares                                     -                      -
       authorized, no shares issued
  Common stock, $0.01 par value, 80,000,000 shares authorized,
       48,391,000 and 51,092,000 shares issued and outstanding                         484                    511
  Additional paid-in capital                                                        73,033                 93,882
  Retained earnings                                                                 41,481                 68,893
                                                                                 ---------              ---------
       Total shareholders' equity                                                  114,998                163,286
                                                                                 ---------              ---------
       Total liabilities and shareholders' equity                                 $161,291               $216,412
                                                                                 ---------              ---------
                                                                                 ---------              ---------


(1)  Restated for poolings of interests through June 30, 1998 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998


                                                                   COMMON STOCK      ADDITIONAL                    TOTAL
                                                                   ------------       PAID-IN      RETAINED     SHAREHOLDERS'
IN THOUSANDS                                                     SHARES     AMOUNT    CAPITAL      EARNINGS        EQUITY
                                                                --------   --------  ----------    --------     ------------
BALANCES AT JULY 1, 1995 (1)                                     19,794        $198    $15,082      $21,892       $ 37,172
Retroactive effect of March 1998 two-for-one stock split         19,793         198       (198)           -            -
                                                                -----------------------------------------------------------
BALANCES AT JULY 1, 1995 - RESTATED FOR STOCK SPLIT              39,587         396     14,884       21,892         37,172
Public offering, net of offering costs of $1,532                  3,824          38     18,952            -         18,990
Employee stock purchases and options exercised                    1,344          14      1,234            -          1,248
Acquisition consideration                                            48           -        100            -            100
Sale of common stock by merged companies                            748           8        447           (8)           447
Tax benefit from exercise of stock options                            -           -      2,643            -          2,643
Termination of S corporation tax status of merged company             -           -        736         (736)             -
Compensation expense related to stock options                         -           -        119            -            119
Net income                                                            -           -            -     14,380         14,380
Distributions by merged companies                                     -           -          -       (3,487)        (3,487)
                                                                -----------------------------------------------------------
BALANCES AT JUNE 30, 1996 (1)                                    45,551         456     39,115       32,041         71,612
Public offering, net of offering costs of $1,390                  1,220          12     16,915            -         16,927
Employee stock purchases and options exercised                    1,432          14      3,316            -          3,330
Acquisition consideration                                           186           2      2,567            -          2,569
Sale of common stock by merged companies                              -           -      2,651            -          2,651
Tax benefit from exercise of stock options                            -           -      6,366            -          6,366
Termination of S corporation tax status of merged company             -           -      2,041       (2,041)             -
Compensation expense related to stock and stock options               2           -         62            -             62
Net income                                                            -           -          -       20,696         20,696
Distributions by merged companies                                     -           -          -       (8,514)        (8,514)
Adjustment to conform year end of merged companies                    -           -          -         (701)          (701)
                                                                -----------------------------------------------------------
BALANCES AT JUNE 30, 1997 (1)                                    48,391         484     73,033       41,481        114,998
Note payable paid with stock                                         51           1      1,105            -          1,106
Employee stock purchases and options exercised                    1,407          14      5,752            -          5,766
Acquisition consideration                                            96           1      1,150            -          1,151
Immaterial poolings of interests                                  1,145          11        347        1,834          2,192
Tax benefit from exercise of stock options                            -           -      9,149            -          9,149
Termination of S corporation tax status of merged companies           -           -      3,287       (3,287)             -
Compensation expense related to stock and stock options               2           -         59            -             59
Net income                                                            -           -          -       36,510         36,510
Distributions by merged companies                                     -           -          -       (7,645)        (7,645)
                                                                -----------------------------------------------------------
BALANCES AT JUNE 30, 1998                                        51,092        $511    $93,882      $68,893       $163,286
                                                                -----------------------------------------------------------
                                                                -----------------------------------------------------------



(1)  Restated for poolings of interests through June 30, 1998 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998


IN THOUSANDS                                                                          1996(1)       1997(1)        1998
                                                                                    ------------   ----------   -----------
OPERATING ACTIVITIES:
    Net income                                                                        $14,380        $20,696      $36,510
    Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                               3,753          6,272        9,443
            Deferred income taxes                                                        (686)          (859)      (4,672)
            Other                                                                         119             32           48
            Changes in operating assets and liabilities, net of the effect of acquisitions:
                    Accounts receivable                                               (18,026)       (14,900)     (34,618)
                    Inventories                                                        (1,026)         1,927          299
                    Other current and long-term assets                                 (1,107)        (2,245)      (3,327)
                    Trade payables                                                      3,694         (1,322)      (2,072)
                    Accrued compensation and payroll taxes                                762          3,826        5,294
                    Deferred revenues                                                   1,214            156        2,034
                    Other accrued expenses and liabilities                              1,430            409        3,350
                    Income taxes payable                                                1,395          3,866       14,783
                                                                                      -------        -------      -------
                      Net cash provided by operating activities                         5,902         17,858       27,072
                                                                                      -------        -------      -------
  INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                                 (1,725)       (19,290)        (351)
    Purchases of property and equipment                                                (3,081)        (7,188)     (11,648)
    Purchases of investments                                                              (34)        (2,039)        (905)
    Sales of investments                                                                    -          1,111        1,695
                                                                                      -------        -------      -------
                      Net cash used in investing activities                            (4,840)       (27,406)     (11,209)
                                                                                      -------        -------      -------
  FINANCING ACTIVITIES:
    Proceeds from sales of common stock, net                                           20,685         22,908        5,766
    Net payments on bank lines of credit                                               (5,200)        (1,568)      (1,985)
    Payments on notes payable                                                          (1,512)        (3,451)      (2,650)
    Borrowings on notes payable                                                         1,497          3,545          247
    Distributions by merged companies                                                  (3,487)        (8,514)      (6,275)
                                                                                      -------        -------      -------
                      Net cash provided by (used in) financing activities              11,983         12,920       (4,897)
                                                                                      -------        -------      -------
                      Net increase in cash and cash equivalents                        13,045          3,372       10,966
  Cash and cash equivalents, beginning of year                                         10,475         23,520       26,471
  Adjustment to conform fiscal year of merged companies                                     -           (421)           -
                                                                                      -------        -------      -------
  Cash and cash equivalents, end of year                                              $23,520        $26,471      $37,437
                                                                                      -------        -------      -------
                                                                                      -------        -------      -------

(1)  Restated for poolings of interests through June 30, 1998 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1997 AND 1998

(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  NATURE OF OPERATIONS

CIBER, Inc. and Subsidiaries ("CIBER" or the "Company") is a nationwide provider of system integration consulting services in four principal areas: management consulting for business/IT solutions, Enterprise Resource Planning ("ERP") implementation services, information technology consulting services and network technology design/integration consulting.

The CIBER Information Services ("CIS") Division provides application software development and maintenance services and millenium date change solutions. The CIBER Solutions ("Solutions") Division is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT"), The Summit Group, Inc. ("Summit") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of PeopleSoft, Inc. software, including Human Resource, Financial Management and Accounting, Student Administration, Government, Manufacturing and Distribution products. Summit provides Lawson, J.
D. Edwards, Oracle, Baan and other software implementation services, strategic consulting services, proprietary warehousing and traffic software, and is an industry remarketer of certain third party computer products. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance, with services including Internet and intranet connectivity.

(b)  PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(c)  CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds of $3,900,000 and $10,199,000 at June 30, 1997 and 1998, respectively, and investment grade commercial paper of $14,742,000 and $21,179,000 at June 30, 1997 and 1998, respectively.

(d)  INVESTMENTS

Investments primarily consist of mutual funds. Investments are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses were not material at June 30, 1997. Realized gains and losses on the sale of investments were not material.

(e)  INVENTORIES

Inventories consist of computer networking equipment and supplies and are stated at the lower of cost or market using the first-in, first-out method.

(f)  PROPERTY AND EQUIPMENT

Property and equipment, which consists primarily of computer equipment and furniture, is stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives, ranging primarily from five

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

to seven years. Depreciation expense was $1,958,000, $3,185,000 and $5,507,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

(g)  INTANGIBLE ASSETS

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

(h)  REVENUE RECOGNITION

The Company provides consulting services under time-and-material and fixed-price contracts. The Company recognizes revenue under time-and-material contracts as hours and costs are incurred. For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Losses, if any, on fixed-price contracts are recognized when the loss is determined.

Other revenues include sales of computer hardware products, software license and maintenance fees, and commissions on computer product sales. Revenues related to the sale of computer products are recognized when the product is shipped. Software license fee revenues are recognized over the period of the software implementation and revenues from maintenance agreements are recognized ratably over the maintenance period.

Consulting services revenues also include reimbursable expenses directly incurred in providing services to clients, of approximately $7,179,000, $9,424,000 and $14,843,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

(i)  INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the period. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Certain companies which merged with CIBER in business combinations accounted for as poolings of interests, had elected S corporation status for U.S. federal income tax purposes, and therefore, were generally not subject to income taxes. Accordingly, no income tax expense is included in the historical consolidated financial statements for the operations of these S corporation companies prior to their merger with CIBER. The related net deferred tax asset or liability of these companies at the date of their respective merger with CIBER is recorded as income tax benefit or expense. Spectrum had elected S corporation status during the quarter ended December 31, 1995, and as a result, income tax expense for the quarter ended December 31, 1995 includes a one-time tax benefit of $818,000, resulting from the elimination of Spectrum's net deferred tax liability.

(j)  PRO FORMA NET INCOME

To properly reflect the Company's pro forma net income, the net income of certain companies prior to their merger with CIBER, which was not subject to income taxes because of their S corporation status, has been tax effected and included in the pro forma adjustment to income tax expense. This adjustment was computed as if these merged companies had been taxable entities subject to income taxes for all periods prior to their merger with CIBER at the

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

marginal rates applicable in such periods. In addition, the pro forma adjustments to income tax expense for the years ended June 30, 1996, 1997 and 1998 eliminate the income tax expense (benefit) of $475,000, $1,717,000 and ($135,000), respectively, representing the one-time income tax expense (benefit) resulting from the termination of the S corporation status of these companies. Also, the pro forma adjustment to income tax expense for the year ended June 30, 1996 eliminates the income tax benefit of $818,000 resulting from Spectrum's conversion to an S corporation.

(k)  PRO FORMA INCOME PER SHARE

At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share." All prior-period earnings per share ("EPS") data has been restated. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of the Company's stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger.

(l)  STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations ("APB 25"). The Company measures stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock. CIBER generally grants stock options at fair market value at the date of grant. The pro forma disclosures of net income and income per share, as if the fair-value based method defined in SFAS 123 had been applied, are provided in Note 8.

(m)  STOCK SPLIT

In March 1998, CIBER increased its authorized shares of common stock to 80,000,000 from 40,000,000 and the Board of Directors approved a two-for-one stock split (effected in the form of a stock dividend) that was effective March 31, 1998. All agreements concerning stock options and other commitments paid in shares provide for the issuance of additional shares due to the declaration of the stock split. The stock split has been reflected in the Consolidated Statement of Shareholders' Equity as of July 1, 1995 and all references to number of shares and to per share information in the consolidated financial statements and notes thereto, have been adjusted to reflect the stock split on a retroactive basis.

(n)  ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments which approximate current market rates.

(p)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)  POOLINGS OF INTERESTS

From July 1, 1997 to June 30, 1998 the following companies merged with CIBER in business combinations accounted for as poolings of interests ("mergers"):

THE SUMMIT GROUP, INC. ("SUMMIT") - On May 4, 1998, CIBER, Inc. issued 4,262,860 shares of its common stock in exchange for all of the outstanding common stock of Summit. Summit, headquartered in Mishawaka, Indiana, provides software implementation and strategic consulting services, proprietary warehousing and traffic software, and is an industry remarketer of certain third party computer products.

STEP CONSULTING, INC. ("STEP") - On April 30, 1998, CIBER, Inc. issued 131,242 shares of its common stock and assumed substantially all of Step's liabilities in exchange for all of the assets of Step. Step, headquartered in Greensboro, North Carolina, provided consulting services similar to Spectrum.

COMPUTER RESOURCE ASSOCIATES, INC. ("CRA") - On March 2, 1998, CIBER, Inc. issued 530,910 shares of its common stock and assumed substantially all of CRA's liabilities in exchange for all of the assets of CRA. CRA, headquartered in Harrisburg, Pennsylvania, provided consulting services similar to the CIS Division of CIBER.

ADVANCED SYSTEMS ENGINEERING, INC. ("ASE") - On March 2, 1998, CIBER, Inc. issued 382,602 shares of its common stock and assumed substantially all of ASE's liabilities in exchange for all of the assets of ASE. ASE, located in Aurora, Colorado, provided consulting services similar to the CIS Division of CIBER.

TECHWARE CONSULTING, INC. ("TECHWARE") - On November 26, 1997, the Company issued 747,836 shares of its common stock and assumed substantially all of Techware's liabilities in exchange for all of the assets of Techware. Techware, headquartered in Irving, Texas, provided consulting services similar to the CIS Division of CIBER.

FINANCIAL DYNAMICS, INC. ("FDI") - On November 24, 1997, the Company issued 1,128,054 shares of its common stock, granted options for 97,220 shares of its common stock (at an aggregate exercise price of $217,000) and assumed substantially all of FDI's liabilities in exchange for all of the assets of FDI. The CIBER stock options replaced existing FDI stock options. FDI, headquartered in McLean, Virginia, provided consulting services similar to Spectrum.

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, the Company issued 500,000 shares of its common stock in exchange for all of the outstanding common stock of Constell. Constell, headquartered in Elmwood Park, New Jersey, provided consulting services similar to Spectrum and the CIS Division of CIBER.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, the Company issued approximately 148,000 shares of its common stock and assumed substantially all of BQI's liabilities in exchange for all of the assets of BQI. BQI, located in Norcross, Georgia, provided consulting services similar to the CIS Division of CIBER.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, the Company issued 1,183,276 shares of its common stock and assumed substantially all of Reliant's liabilities in exchange for all of the assets of Reliant. Reliant, located in Menlo Park, California, provided network integration services and equipment, and has become part of CNSI.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, the Company issued 861,700 shares of its common stock in exchange for all of the outstanding common stock of KCM. KCM, located in Calverton, Maryland, provided consulting services similar to the CIS Division of CIBER.

The Company's consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of Reliant, Constell, FDI, Techware, ASE, CRA and Summit. Generally, in recording mergers, the fiscal year ends of merged companies, if different from CIBER's, have been conformed to CIBER's June 30 fiscal year end. In restating for the Constell and ASE mergers, their operations for the twelve months ended June 30, 1997 were combined with CIBER's for the year ended June 30, 1997 and their operations for the twelve months ended December 31, 1995 were combined with CIBER's for the year ended June 30, 1996. As a result,

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Constell's operations for the six month period from January 1, 1996 to June 30, 1996 (which included revenues, net loss and pro forma net loss of $5,998,000, $159,000 and $96,000, respectively) are not included in CIBER's restated consolidated financial statements and ASE's operations for the six month period from January 1, 1996 to June 30, 1996 (which included revenues, net income and pro forma net income of $5,226,000, $430,000 and $258,000, respectively) are not included in CIBER's restated consolidated financial statements. The poolings of interests with KCM, BQI and Step are considered by management to be immaterial and therefore the Company's historical financial statements have not been restated for these business combinations. Selected financial data of CIBER, Reliant, collectively of Constell, FDI and Techware, collectively of ASE and CRA and of Summit prior to their merger with CIBER, and on a combined basis, were (in thousands, except per share data):


                                                                   PRIOR TO MERGER WITH CIBER
                                                       ---------------------------------------------------
                                                                    CONSTELL,       ASE
                                                                     FDI, &          &
                                             CIBER      RELIANT     TECHWARE        CRA          SUMMIT      COMBINED
                                          ------------ ----------- ------------ ------------- ------------ -------------
NINE MONTHS ENDED 3/31/98*
     Revenues                                $361,783           -            -            -      $38,423     $ 400,206
     Net income                                20,567           -            -            -        3,379        23,946
     Pro forma net income                      21,707           -            -            -        2,028        23,735
     Pro forma income per share-diluted      $    .45                                                        $     .45
SIX MONTHS ENDED 12/31/97*
     Revenues                                $220,746           -            -      $14,987      $22,862     $ 258,595
     Net income                                10,997           -            -          651          906        12,554
     Pro forma net income                      12,004           -            -          525          544        13,073
     Pro forma income per share-diluted      $    .26                                                        $     .25
THREE MONTHS ENDED 9/30/97*
     Revenues                               $  94,539           -      $10,867       $7,123      $10,713     $ 123,242
     Net income (loss)                          5,779           -           (6)         411          306         6,490
     Pro forma net income                       5,650           -           59          321          184         6,214
     Pro forma income per share-diluted      $    .13                                                        $     .12
YEAR ENDED 6/30/97
     Revenues                                $262,274     $35,536      $35,242      $24,129      $33,636     $ 390,817
     Net income                                14,625       1,801          340        1,670        2,260        20,696
     Pro forma net income                      15,933       1,086          278        1,240        1,356        19,893
     Pro forma income per share-diluted      $    .39                                                        $     .40
YEAR ENDED 6/30/96
     Revenues                                $187,653     $30,299      $20,788      $13,024      $23,812     $ 275,576
     Net income                                10,007         880          493          893        2,107        14,380
     Pro forma net income                       9,228         528          423          625        1,264        12,068
     Pro forma income per share-diluted      $    .24                                                        $     .26


* Information for the three months ended September 30, 1997, the six months ended December 31, 1997 and the nine months ended March 31, 1998 is unaudited.

In fiscal 1997, the following companies merged with CIBER in business combinations accounted for as poolings of interests:

TECHNICAL SUPPORT GROUP, INC.("TSG") - On November 27, 1996, the Company issued 740,752 shares of its common stock in connection with the merger of TSG with CIBER.

TECHNOLOGY MANAGEMENT GROUP, INC. ("TMG") - On November 26, 1996, the Company issued 484,358 shares of its common stock and granted options for 326,014 shares of the Company's common stock (at an aggregate exercise price of $547,000) in connection with the merger of TMG with CIBER.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SPECTRUM TECHNOLOGY GROUP, INC. ("SPECTRUM") - On September 3, 1996, the Company issued 1,706,232 shares of its common stock in connection with the merger of Spectrum with CIBER.

In May 1996, the Company issued 1,918,070 shares of its common stock and stock options to purchase 144,370 shares of common stock in connection with the merger of Practical Business Solutions, Inc. with CIBER.

(3)  ACQUISITIONS

From July 1, 1995 through June 30, 1998, CIBER made certain acquisitions for cash or cash and stock, as set forth below. Each of these acquisitions has been accounted for under the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

DAVIS, THOMAS & ASSOCIATES, INC. ("DTA") - On March 14, 1997 the Company acquired the business operations and certain assets of DTA for $13.5 million, consisting of $13.2 million in cash and the assumption of $339,000 of liabilities. The Company recorded goodwill of $13.1 million related to this acquisition.

CIBER NETWORK SERVICES, INC. - On December 2, 1996, the Company acquired CNSI, which was majority owned by certain officers of the Company, for consideration of $3.7 million, consisting of 137,262 shares of the Company's common stock and $1.2 million in cash. In addition, the Company assumed net liabilities of $772,000, resulting in a total initial purchase price of $4.5 million. Additionally, the terms of purchase provided for contingent consideration based on certain performance objectives of CNSI in each of the 12-month periods ending October 31, 1997, 1998 and 1999. Any contingent consideration earned is payable at the sellers' option in the Company's common stock, at the then prevailing market price, or in cash. At June 30, 1997, the Company believed that the contingent consideration for the period ended October 31, 1997 would be earned, and recorded additional goodwill and an accrued liability of $1.2 million. In January 1998, the Company paid this additional consideration of $1.2 million, consisting of 48,692 shares of the CIBER common stock and $124,000 in cash. In addition, at June 30, 1998, the Company believes the contingent consideration for the period ending October 31, 1998 will be earned, and has recorded additional goodwill and an accrued liability of $1.2 million. Up to $200,000 of contingent consideration may be earned in the 12-month period ending October 31, 1999. The Company has recorded total goodwill of $6.9 million related to this acquisition at June 30, 1998. Any additional contingent consideration paid will be accounted for as additional goodwill. For income tax purposes, this acquisition was a non-taxable transaction.

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

OASYS, INC. - In March 1996, the Company acquired certain assets and all of the business operations of Oasys, Inc., located near Columbus, Ohio, for $769,000 in cash. The Company recorded initial goodwill of $740,000 related to this acquisition. In addition, if the operations acquired achieve certain levels of revenue through December 31, 1998, the Company would be required to pay additional cash consideration to the former owners. The Company would record such additional consideration paid, if any, as additional goodwill. In January 1997 and 1998, the Company paid additional consideration of $45,000 and $227,000 respectively, related to this acquisition.

MINNESOTA BRANCH - In September 1995, the Company acquired certain assets and liabilities and all of the business operations of the Rochester, Minnesota branch office of Broadway & Seymour, Inc. The consideration paid for this acquisition was $956,000 in cash and the assumption of $16,000 of net liabilities. The Company recorded goodwill of $972,000 related to this acquisition.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  INTANGIBLE ASSETS

Intangible assets consist of the following at June 30 (in thousands):


                                                         1997            1998
                                                    -------------   ------------
       Goodwill                                       $ 31,255        $ 32,715
       Client lists                                      6,801           6,801
       Noncompete agreements                             2,144           3,834
       Software license costs                              255             255
                                                      --------        --------
                                                        40,455          43,605
       Less accumulated amortization                    (6,072)        (10,008)
                                                      --------        --------
                                                      $ 34,383        $ 33,597
                                                      --------        --------
                                                      --------        --------


(5)  REVOLVING LINES OF CREDIT AND NOTES PAYABLE

The Company has a $20 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line of credit at June 30, 1997 and 1998. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1998. The terms and conditions of the credit agreement include several covenants, including those whereby the Company agrees to the maintenance of a certain net worth and debt service coverage ratios among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

The Company's subsidiary, CNSI, has a $7.5 million unsecured inventory financing line of credit with a financial corporation. Amounts outstanding totaled approximately $2.2 million and $2.6 million at June 30, 1997 and 1998, respectively, and are included in trade payables on the Company's balance sheet.

Several companies which have merged with CIBER since July 1, 1997 had outstanding balances under revolving lines of credit and notes payable. These lines of credit and notes payable were secured by certain assets of the merged companies. Upon merger with CIBER, these revolving lines of credit and notes payable were paid in full and cancelled. In connection with the merger of Techware with CIBER, CIBER issued 50,938 shares of its common stock having a value of $1,106,000 in satisfaction of a note payable, including accrued interest, to a Techware shareholder.

(6)  LEASES

The Company has several noncancelable operating leases for office space. Rental expense for operating leases totaled $3,950,000, $5,883,000 and $8,543,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

Future minimum lease payments as of June 30, 1998 are (in thousands):


Year ending June 30:
  1999                                           $  8,835
  2000                                              7,834
  2001                                              6,252
  2002                                              4,906
  2003                                              3,434
  Thereafter                                        5,080
                                                 --------
     Total minimum lease payments                $ 36,341
                                                 --------
                                                 --------


                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  INCOME TAXES

Income tax expense (benefit) for the years ended June 30 consists of the following (in thousands):


                                        1996          1997            1998
                                     ---------     ----------      ----------
Current:
  Federal                              $5,278       $10,880          $23,085
  State and local                         919         2,172            3,960
  Foreign                                 110           474              403
                                       ------       -------          -------
                                        6,307        13,526           27,448
                                       ------       -------          -------
Deferred:
  Federal                                (612)         (721)          (3,988)
  State and local                         (74)         (138)            (684)
                                       ------       -------          -------
                                         (686)         (859)          (4,672)
                                       ------       -------          -------
        Income tax expense             $5,621       $12,667          $22,776
                                       ------       -------          -------
                                       ------       -------          -------


Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate (34% for the year ended June 30, 1996 and 35% for the years ended June 30, 1997 and 1998) to income before income taxes as a result of the following (in thousands):


                                                                               1996           1997            1998
                                                                             ----------    -----------    -----------
Tax at federal statutory rate                                                 $  6,800      $ 11,677       $ 20,750
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of federal income tax benefit                  643         1,171          2,140
  Nondeductible merger costs                                                        38           383          1,540
  Termination of S corporation status of merged companies, including
       state income taxes, net of federal income tax benefit                       475         1,717           (135)
   Conversion of merged company to S corporation                                  (818)            -              -
  S corporation income of merged companies                                      (1,665)       (2,312)        (1,568)
  Other                                                                            148            31             49
                                                                              --------      --------       --------
     Income tax expense                                                       $  5,621      $ 12,667       $ 22,776
                                                                              --------      --------       --------
                                                                              --------      --------       --------
Effective tax rate                                                                28.1%         38.0%          38.4%
                                                                              --------      --------       --------
                                                                              --------      --------       --------


TAX BENEFIT OF STOCK OPTIONS EXERCISED - For the years ended June 30, 1996, 1997 and 1998, the Company recognized $2,643,000, $6,366,000 and $9,149,000, respectively, as a direct increase to additional paid-in capital for the income tax benefit resulting from the exercise of stock options by employees. At June 30, 1997, the Company recorded $4,929,000 as a deferred tax asset, for the portion of the income tax benefit resulting from the exercise of stock options in the current fiscal year that reduced income taxes payable in the following fiscal year. The tax benefit from the exercise of stock options in fiscal 1998 reduced income taxes payable for fiscal 1998.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of the net deferred tax asset or liability at June 30 are as follows (in thousands):


                                                                         1997            1998
                                                                      -----------     -----------
Deferred tax assets:
  Intangible assets, due to differences in amortization periods       $   1,112        $  2,068
  Accounts payable                                                          683             206
  Accrued expenses, not currently tax deductible                          1,977           2,101
   Deferred revenue                                                           -           1,240
  Future tax benefit of stock options exercised                           4,929               -
  Other                                                                     181               -
                                                                      ---------        --------
                                                                          8,882           5,615
Deferred tax liabilities:
   Accounts receivable                                                   (4,824)         (2,089)
                                                                      ---------        --------
     Net deferred tax asset                                           $   4,058        $  3,526
                                                                      ---------        --------
                                                                      ---------        --------
Balance sheet classification of net deferred tax asset (liability):

Deferred tax asset-current                                              $ 4,160         $ 1,458
Deferred tax asset-long term                                              1,112           2,068
Deferred tax liability-current                                           (1,214)              -
                                                                      ---------        --------
     Net deferred tax asset                                            $  4,058         $ 3,526
                                                                      ---------        --------
                                                                      ---------        --------


Deferred taxes related to accounts payable and accounts receivable are primarily related to certain merged companies utilizing the cash basis of accounting for income tax purposes prior to their merger with CIBER. Based on its evaluation of current and anticipated future taxable income, the Company believes sufficient taxable income will be generated to realize the deferred tax assets.

(8)  STOCK PURCHASE AND STOCK OPTION PLANS

The Company has five stock-based compensation plans, which are described below.

EMPLOYEE STOCK PURCHASE PLAN - The Company has a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. Up to 2,000,000 shares of common stock may be issued under the Employee Stock Purchase Plan. During the years ended June 30, 1996, 1997 and 1998 employees purchased 180,536, 179,440 and 197,565 shares of common stock, respectively.

1989 STOCK OPTION PLAN - The Company established a stock option plan in 1989 that was discontinued during fiscal 1994. The options are 100% vested as of July 1, 1995 and are subject to certain restrictions. The options expire twenty years after the date of grant through 2013.

EMPLOYEES' STOCK OPTION PLAN - The Company has a stock option plan for employees and up to 8,000,000 shares of the Company's common stock are authorized for issuance under this plan. The plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The number and nature of awards granted is determined by the Compensation Committee of the Board of Directors. Options become exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant.

DIRECTORS' STOCK OPTION PLAN - Up to 200,000 shares of the Company's common stock are authorized for issuance to non-employee, non-affiliate directors under this plan. Such stock options are non-discretionary and granted annually at the fair market value of the Company's common stock on the date of grant. The number of options granted annually is fixed by the plan. Options expire 10 years from the date of grant.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

DIRECTORS' STOCK COMPENSATION PLAN - The Company established in fiscal 1997 a stock compensation plan for non-employee directors. Up to 50,000 shares of the Company's common stock are authorized for issuance under this plan. Each non-employee director is issued shares having a value of approximately $2,500 for attendance at each meeting of the Company's Board of Directors. The number of shares issued is based on the quoted price of the Company's common stock. During the years ended June 30, 1997 and 1998, the Company issued 1,664 and 1,233 shares, respectively, of common stock under this plan.

At June 30, 1998, there were 9,647,000 shares of common stock reserved for future issuance under the Company's stock-based compensation plans.

The Company applies APB 25 in accounting for its stock-based compensation plans. The compensation cost that has been expensed for these plans for the years ended June 30, 1996, 1997 and 1998 was $119,000, $62,000 and $59,000, respectively.
Had the Company determined compensation cost for its stock-based compensation plans based on the fair value at the grant date, as calculated in accordance with SFAS 123, the Company's net income, pro forma net income, and pro forma income per share for the years ended June 30 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                                   1996            1997             1998
                                                                -----------    ------------      -----------
      Net income                               As reported        $14,380        $20,696           $36,510
                                               Pro forma           13,503         18,491            31,549

      Pro forma net income                     As reported         12,068         19,893            34,303
                                               Pro forma           11,191         17,688            29,342

      Pro forma income per share - basic       As reported            .28            .43               .68
                                               Pro forma              .26            .38               .58

      Pro forma income per share - diluted     As reported            .26            .40               .65
                                               Pro forma              .24            .36               .55


The effect of applying SFAS 123 in this disclosure may not be indicative of the effect on reported net income for future years. SFAS 123 does not apply to options granted prior to July 1, 1995 and additional option grants are anticipated in future years.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                        1996        1997       1998
                                                     ----------   ---------  ---------
                     Expected life                     5 years     5 years   5 years
                     Risk free interest rate             6.1%        6.3%      6.0%
                     Expected volatility                  50%         50%       50%
                     Dividend yield                        0%          0%        0%


                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A summary of the status of the Company's stock option plans as of June 30 and changes during the years ending on those dates is presented below (shares in thousands):


                                               1996                        1997                         1998
                                      ------------------------    ------------------------     ------------------------
                                                    WEIGHTED                    WEIGHTED                     WEIGHTED
                                                    AVERAGE                     AVERAGE                      AVERAGE
                                                    EXERCISE                    EXERCISE                     EXERCISE
                                      SHARES         PRICE         SHARES        PRICE          SHARES        PRICE
                                      --------     -----------    ---------    -----------     ---------    -----------
Outstanding at beginning of year         4,738         $0.65         4,503         $1.67          4,103       $ 4.17
Granted                                    927          5.30         1,052         12.24          2,541        21.04
Exercised                               (1,160)         0.39        (1,252)         1.26         (1,215)        2.11
Canceled                                    (2)         8.19          (200)         8.44           (244)       16.61
                                       -------                      ------                       ------
Outstanding at end of year               4,503         $1.67         4,103         $4.17          5,185       $12.34
                                       -------                      ------                       ------
                                       -------                      ------                       ------
Options exercisable at year end          3,201                       2,313                        1,850
                                       -------                      ------                       ------
                                       -------                      ------                       ------


The weighted average fair values of options granted during fiscal 1996, 1997 and 1998 were $2.87, $6.43 and $11.45, respectively.

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at June 30, 1998 is as follows (shares in thousands):


                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          -------------------------------------------------   ---------------------------------
                                                               WEIGHTED
                              NUMBER          WEIGHTED         AVERAGE            NUMBER          WEIGHTED
        RANGE OF           OUTSTANDING        AVERAGE         REMAINING        EXERCISABLE        AVERAGE
    EXERCISE PRICES       JUNE 30, 1998    EXERCISE PRICE    LIFE (YEARS)     JUNE 30, 1998    EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------
 $ 0.23     -    $  2.19        1,299         $   0.45             11.0             1,259         $  0.40
   2.20     -       4.44          574             3.42              6.2               342            2.99
   5.63     -      11.00          679            10.63              8.0               199           10.21
  12.63     -      17.09        1,795            16.94              8.9                41           15.43
  17.67     -      35.25          838            28.40              9.6                 9           18.68
---------------------------------------------------------------------------------------------------------------
 $ 0.23     -     $35.25        5,185         $  12.34              9.1             1,850         $  2.35
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


(9)  RELATED PARTY TRANSACTIONS

Prior to the acquisition of CNSI on December 2, 1996 (see note 3), CNSI was 85% beneficially owned by certain officers of the Company. These officers and their families received $1,159,000 in cash and 108,996 shares of CIBER common stock as consideration for their ownership interests in CNSI. In January 1998, additional consideration of $1.2 million was paid to the selling shareholders, of which certain officers of the Company and members of their families received 40,832 shares of CIBER common stock and cash of $118,000. The terms of purchase provide for additional contingent consideration of up to $1.4 million if CNSI achieves certain performance objectives in each of the 12 month periods ending October 31, 1998 and 1999 of which $1.2 million has been accrued for at June 30, 1998. Any additional consideration will be payable in cash or CIBER common stock. The Company also repaid approximately $898,000 to the Company's Chairman and members of his family for outstanding obligations owed to them by CNSI.

Certain officers of the Company also guaranteed an inventory financing line of credit to CNSI which had an outstanding balance of approximately $1.1 million at December 2, 1996. These personal guarantees were released upon the acquisition of CNSI. CNSI had a bank line of credit, with an outstanding balance of $1.9 million at December 2, 1996, that was guaranteed by the Company's Chairman. Upon the acquisition of CNSI, the Company repaid and cancelled this bank line of credit and the personal guarantee of the Chairman was released.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10) 401(K) SAVINGS PLAN AND OTHER RETIREMENT PLANS

The Company has a savings plan under Section 401(k) of the Internal Revenue Code. Company contributions are determined based on the employee's completed years of service, the employee's contribution and the Company's matching contribution percentage. In addition, certain companies which have merged with CIBER in business combinations accounted for as poolings of interests also have had similar defined contribution retirement plans. The Company recorded expense of approximately $1,832,000, $2,535,000 and $4,239,000 for the years ended June 30, 1996, 1997 and 1998, respectively, related to these plans.

(11) BUSINESS AND CREDIT CONCENTRATIONS

The Company's clients are located principally throughout the United States. Its revenue and accounts receivable are concentrated with large companies in several industries. The Company's largest client accounted for approximately 8%, 5% and 5% of total revenues for the years ended June 30, 1996, 1997 and 1998, respectively. In addition, the Company's five largest clients accounted for, in the aggregate, approximately 19%, 16% and 14% of the Company's total revenues for the years ended June 30, 1996, 1997 and 1998, respectively. The Company has a policy to regularly monitor the creditworthiness of its clients and generally does not require collateral. Historically, the Company has not had the need to provide for material uncollectible amounts. Through BIT, the Company has a concentration of revenues related to clients purchasing software from PeopleSoft, Inc. ("PeopleSoft"). Approximately 9%, 8% and 9% of the Company's total revenues for the years ended June 30, 1996, 1997 and 1998, respectively, were generated from implementing PeopleSoft software. The Company also has concentrations of credit risk in cash and cash equivalents, which are invested in high quality financial institutions or companies.

(12) SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flow information for the years ended June 30 is as follows (in thousands):


                                                                                     1996               1997               1998
                                                                                   --------           --------           --------
Noncash investing and financing activities:
   Cash paid for acquisitions:
        Fair value of assets acquired                                              $  1,750           $ 28,854           $      -
        Liabilities assumed                                                             (25)            (5,965)                 -
        Common stock issued in connection with acquisitions                               -             (2,469)                 -
        Accrued acquisition costs payable                                                 -             (1,175)                 -
        Additional cash consideration on previous acquisitions                            -                 45                351
                                                                                   --------           --------           --------
            Cash paid for acquisitions                                             $  1,725           $ 19,290           $    351
                                                                                   --------           --------           --------
                                                                                   --------           --------           --------
    Issuance of common stock in satisfaction of acquisition costs payable          $    100           $    100           $    100
    Property and other assets distributed by merged company                        $      -           $      -           $  1,370
Cash paid for interest                                                             $    310           $    353           $    171
Cash paid for income taxes                                                         $  4,951           $  8,755           $ 11,701


(13) SUBSEQUENT EVENTS

EJR COMPUTER ASSOCIATES, INC. ("EJR") - On August 11, 1998, EJR merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 1,150,000 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. EJR, located in Hoboken, New Jersey, provides data processing consulting and project management services similar to the Company's CIS Division. The Company's consolidated financial statements included herein have not been restated for the EJR merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of EJR. EJR had revenues of approximately $20 million, $23 million and $26 million during the years ended June 30, 1996, 1997 and 1998, respectively. The effects of this merger on the Company's historical pro forma net income and pro forma income per share are not expected to be material.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

THE CUSHING GROUP, INC. ("CUSHING") - On August 31, 1998, Cushing merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 950,000 shares of its common stock and assumed substantially all of Cushing's liabilities in exchange for all of the assets of Cushing. Cushing, headquartered in Nashua, New Hampshire, provides distributed object technology consulting services and will operate within Spectrum. The effects of this merger on the Company's historical revenues, pro forma net income and pro forma income per share would not have been material. As a result, management does not intend to restate the Company's historical financial statements for this business combination.

On August 31, 1998, the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of CIBER common stock payable on September 21, 1998 to shareholders of record on that date. The holders of any additional shares of CIBER common stock issued after September 21, 1998, and before the expiration or redemption of the Rights, are also entitled to one Right for each such additional share. The Rights are intended to prevent a takeover of the Company without the prior approval of CIBER's Board of Directors. The Rights will become exercisable only in the event, with certain exceptions, a person or group acquires ownership of, or commences a tender offer for, 15% or more of CIBER's common stock. The Rights will expire on August 31, 2008, unless redeemed by the Company at $.001 per Right at any time prior to such time a person or group acquires 15% of CIBER's common stock. In the event the Rights become exercisable, each Right will entitle the holder, other than the "acquiring" person or group, to purchase either CIBER common stock (or CIBER preferred stock having similar rights) or shares in the "acquiring" company at a 50% discount of the then market price. The Company's has reserved 1,000,000 shares of its $.01 par value preferred stock, which shares are designated as Series A Junior Participating Preferred Stock, for issuance upon the exercise of the Rights.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All information has been restated for pooling of interests business combinations through June 30, 1998.


                                                              FIRST      SECOND       THIRD       FOURTH
        IN THOUSANDS, EXCEPT PER SHARE DATA                  QUARTER     QUARTER     QUARTER      QUARTER     TOTAL
                                                             -------     -------     -------      -------     -----
        YEAR  ENDED JUNE 30, 1998
          Revenues                                           $123,242    $135,353    $141,611    $150,215    $550,421
          Merger costs                                            614       1,573         504       1,847       4,538
          Operating income                                     10,488      11,960      17,704      17,604      57,756
          Net income                                            6,490       6,064      11,392      12,564      36,510
          Pro forma net income                                  6,214       6,859      10,662      10,568      34,303
          Pro forma income per share - basic                    $0.13       $0.14       $0.21       $0.21       $0.68
          Pro forma income per share - diluted                  $0.12       $0.13       $0.20       $0.20       $0.65
        YEAR  ENDED JUNE 30, 1997
          Revenues                                           $83,801     $90,861     $102,998    $113,157   $390,817
          Merger costs                                           622         596            -           -      1,218
          Operating income                                     6,020       5,900        9,568      10,846     32,334
          Net income                                           3,278       3,817        6,337       7,264     20,696
          Pro forma net income                                 3,644       3,704        5,852       6,693     19,893
          Pro forma income per share - basic                   $0.08       $0.08        $0.12       $0.14      $0.43
          Pro forma income per share - diluted                 $0.08       $0.08        $0.12       $0.13      $0.40


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Certain information required by Part III is omitted from this Report because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers are as follows:


                                                                                    SERVED AS
                                                                                    OFFICER OR
                                                                                     DIRECTOR
             NAME             AGE                      POSITIONS                      SINCE         CLASS
-------------------------------------------------------------------------------------------------------------
Bobby G. Stevenson            56      Chairman and Founder                             1974      Class III

Mac J. Slingerlend            51      President, Chief Executive Officer,              1989      Class II
                                      Secretary and Director

Lawrence D. Greenwood         47      Executive Vice President/Co-Chief                1996      -
                                      Operating Officer

William E. Storrison          39      Executive Vice President/Co-Chief                1992      -
                                      Operating Officer

Richard A. Montoni            47      Executive Vice President/Chief Financial         1996      Class III
                                      Officer, Treasurer  and Director

Donald R. Hahl                48      Senior Vice President and President              1997      -
                                      /CIBER Solutions Division

Joseph A.  Mancuso            52      Senior Vice President and President              1994      -
                                      /CIBER Information Services Division

James G. Brocksmith, Jr.      57      Director                                         1998      Class I

Roy L. Burger                 43      Director                                         1995      Class I

Archibald J. McGill           67      Director                                         1998      Class III

James A. Rutherford           52      Director                                         1994      Class II

James C. Spira*               55      Director                                         1994      Class I


* Mr. Spira is not standing for re-election to the Board when his term expires October 29, 1998.

BOBBY G. STEVENSON. Mr. Stevenson is Chairman of the Board of Directors and one of the original founders of the Company. Mr. Stevenson was Vice President in charge of recruiting and management of the technical staff from 1974 until November 1977 when he became Chief Executive Officer. As Chief Executive Officer, he had been responsible for all operations of the Company from 1977 to 1998.

MAC J. SLINGERLEND. Mr. Slingerlend joined the Company in January 1989 as Executive Vice President/Chief Financial Officer and was elected a director in 1994. He was made President and Chief Operating Officer in 1996 and was promoted to Chief Executive Officer in March 1998 and became Secretary in 1998. Prior to joining the Company, Mr. Slingerlend spent 15 years in the banking industry, primarily as a commercial lender, and five years in corporate financial positions in the cable television and hospitality industries.

LAWRENCE D. GREENWOOD. Mr. Greenwood was previously President/CIBER Solutions Division from August 1997 until he became an Executive Vice President/Co-Chief Operating Officer in March 1998. Mr. Greenwood joined CIBER as Vice President in 1996 when Spectrum Technology Group, Inc. ("Spectrum") merged into the Company. Mr. Greenwood was a co-founder of Spectrum in 1979 and served as its President when the merger occurred.

WILLIAM E. STORRISON. Mr. Storrison was President/CIBER Information Services Division from 1996 until he became an Executive Vice President/Co-Chief Operating Officer in March 1998. Mr. Storrison was Senior Vice President/Operations of the Company from 1994 to 1996 and, from 1992 to 1994, served as the Company's Vice President/Eastern Operations. Mr. Storrison has been with the Company since 1987 and was previously Branch Manager and Regional Vice President of several of the Company's eastern branch offices.

RICHARD A. MONTONI. Mr. Montoni has been the Company's Executive Vice President/Chief Financial Officer and a director since October 1996. He became Treasurer in 1998. Prior to joining the Company, Mr. Montoni was a partner with KPMG Peat Marwick LLP, where he worked for approximately 20 years with companies in the high technology, manufacturing, merchandising and distribution industries. Mr. Montoni is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

DONALD R. HAHL. Mr. Hahl was President of Spectrum Technology Group, Inc. from August 1997 until he became President/CIBER Solutions Division in March 1998. Mr. Hahl joined CIBER in 1996 when Spectrum merged into the Company. Mr. Hahl was a co-founder of Spectrum in 1979 and served as Vice President/Consulting Services when the merger occurred.

JOSEPH A. MANCUSO. Mr. Mancuso has been President of the CIBER Information Services Division since March of 1998. Previously, Mr. Mancuso was Divisional Vice President in charge of Eastern Operations from 1996 to 1998. Mr. Mancuso joined CIBER as a result of CIBER acquiring CPU, Inc. in 1994 and served as Regional Vice President from 1994 to 1996 in charge of Southeast Branch Operations. From 1993 to 1994 Mr. Mancuso was a Vice President for CPU, Inc.

JAMES G. BROCKSMITH, JR. Mr. Brocksmith has been a director of the Company since July 1998. Mr. Brocksmith served as a partner of KPMG Peat Marwick LLP from 1971 to January 1997. From 1990 to October 1996, Mr. Brocksmith served as the Deputy Chairman of the Board and Chief Operating Officer of KPMG Peat Marwick LLP. Since January 1997, Mr. Brocksmith has been a self-employed business consultant for several companies. Mr. Brocksmith is a member of the board of directors of two publicly traded companies; Nationwide Financial Services, Inc., a provider of life insurance, mutual funds and pension products, and Vistana, Inc., a leading developer and operator of vacation ownership resorts.

ROY L. BURGER. Mr. Burger has been a director of the Company since November 1995. Mr. Burger has approximately 20 years of experience in the equipment leasing and finance industry and has arranged the financing of more than $1.5 billion of equipment. Mr. Burger currently serves as Chairman and Chief Executive Officer of Boulder Capital Group, a company founded by him in 1986 that specializes in equipment leasing. In May 1998, Boulder Capital Group, together with 11 other leasing companies, merged and consolidated to become part of UniCapital Corporation ("UniCapital"). Mr. Burger has served on the board of directors of UniCapital since its IPO and listing on the New York Stock Exchange.

ARCHIBALD J. MCGILL. Mr. McGill has been a director of the Company since September 1998. Mr. McGill has served in executive capacities at IBM, AT&T and was President of Rothschild Venture Capital. He is on the board of directors of several small high technology companies. He is currently the President of Chardonnay, Inc., a venture capital investment company with which he has been associated since 1985.

JAMES A. RUTHERFORD. Mr. Rutherford has been a director of the Company since February 1994. He is currently a managing director of Wingset Investments Ltd., a private venture capital company located in New Albany, Ohio. Prior to forming Wingset in 1995, Mr. Rutherford was one of the founders of Goal Systems International, Inc., serving in various executive positions, including Chief Executive Officer, and as a director from its incorporation in 1977 until its sale in 1992. Mr. Rutherford is also a trustee of Case Western Reserve University and a director of Symix Systems, Inc., Columbus, Ohio, as well as several private corporations.

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

Additional information is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.   EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption, "Executive Compensation", except the Compensation Committee's Report on Executive Compensation which is not incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Securities Ownership of Certain Beneficial Owners and Management".

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference to the Company's 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions".

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        The following financial statements are filed as part of this report:
        Independent Auditors' Report
        Consolidated Statements of Operations -  Years Ended June 30, 1996,
          1997 and 1998
        Consolidated Balance Sheets -  June 30, 1997 and 1998
        Consolidated Statements of Shareholders' Equity - Years Ended June 30,
          1996, 1997 and 1998
        Consolidated Statements of Cash Flows - Years Ended June 30, 1996, 1997
          and 1998
        Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules

        None

(3)     Exhibits


        Exhibit
        Number     Description of Exhibits
       ---------   -----------------------
        3(i)       Amended and Restated Certificate of Incorporation of CIBER,
                   Inc.; Certificate of Amendment to Amended and Restated
                   Certificate of Incorporation of CIBER, Inc. dated October 29,
                   1996; Certificate of Amendment to Amended and Restated
                   Certificate of Incorporation of CIBER, Inc. dated March 4, 1998 incorporated by reference to the Quarterly Report on form 10-Q for the quarter ended March 31, 1998
        3(ii)      Bylaws of the Company (1)
        4.1        Form of Common Stock Certificate (1)
        4.2        Rights Agreement, dated as of August 31, 1998, between the
                   Company and UMB Bank, N. A., and exhibits, incorporated by reference to the Form 8-K filed by the Company on September 16,
                   1998
        10.1       1989 CIBER, Inc. Employee Stock Option Plan (1)
        10.2       Form of CIBER, Inc. Non-Employee Directors' Stock Option Plan
                   (1)
        10.3       Implementation Partners Agreement dated September 1, 1993, by and between Business Information Technology, Inc. and
                   PeopleSoft, Inc. (2)
        10.4       Salary Continuation Retirement Plan for Mac J. Slingerlend,
                   incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1996
        10.5       Employment Agreement between the Company and Richard A. Montoni
                   (3)
        10.6       CIBER, Inc. Salary Continuation Retirement Plan for Richard A.
                   Montoni (3)
        10.7       Credit Agreement with UMB Bank Colorado dated December 1, 1997, incorporated by reference to the Quarterly Report on form 10-Q for the quarter ended December 31, 1997
        10.8       CIBER, Inc. Equity Incentive Plan (Amended and restated as of
                   May 4, 1998)
        10.9       CIBER, Inc. Non-Employee Directors' Stock Compensation Plan (as
                   amended July 1, 1997)
        21.1       Subsidiaries
        23.1       Consent of KPMG Peat Marwick LLP
                   Financial Data Schedules:
        27.1       Restated for the year ended June 30, 1996.
        27.2       Restated for: the three months ended September 30, 1996; the six months ended December 31, 1996; the nine months ended March 31,
                   1997: and the year ended June 30, 1997.
        27.3       Restated for: the three months ended September 30, 1997; the six months ended December 31, 1997; and the nine months ended March
                   31, 1998.
        27.4       For the fiscal year ended June 30, 1998.

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


(b) REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED JUNE 30, 1998

        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CIBER, INC.
                                     (Registrant)

Date:  September 24, 1998            By   /s/ Mac J. Slingerlend
                                          -----------------------------------
                                          Mac J. Slingerlend
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                          SECRETARY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                Title                                Date
         -----------                              -------                              ------
   /s/ Bobby G. Stevenson
   -----------------------                        Chairman                       September 24, 1998
     Bobby G. Stevenson

   /s/ Mac J. Slingerlend           President, Chief Executive Officer,
   ----------------------                   Secretary and Director               September 24, 1998
     Mac J. Slingerlend

   /s/ Richard A. Montoni              Executive Vice President, Chief
   ----------------------             Financial Officer, Treasurer and
     Richard A. Montoni            Director (Principal Financial Officer)        September 24, 1998

 /s/ Christopher L. Loffredo      Vice President/Chief Accounting Officer
 ---------------------------           (Principal Accounting Officer)            September 24, 1998
   Christopher L. Loffredo

/s/ James G. Brocksmith, Jr.
----------------------------                      Director                       September 24, 1998
  James G. Brocksmith, Jr.

      /s/ Roy L. Burger
      -----------------                           Director                       September 24, 1998
        Roy L. Burger


   -----------------------                        Director                       September  , 1998
     Archibald J. McGill

   /s/ James A. Rutherford
   -----------------------                        Director                       September 24, 1998
     James A. Rutherford

     /s/ James C. Spira
     ------------------                           Director                       September 24, 1998
       James C. Spira
