Form 10-Q
period 1998-09-30
CIBER INC
filed 1998-11-06
CIK 918581

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter
       ended:              Commission file number:
 SEPTEMBER 30, 1998                0-23488

                            ------------------------

                                  CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                   38-2046833
      (STATE OF        (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION)                   NO.)

                                5251 DTC PARKWAY
                                   SUITE 1400
                              ENGLEWOOD, CO 80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        Telephone Number: (303) 220-0100

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of September 30, 1998, there were 53,619,620 shares of the Registrant's common stock ($0.01 par value) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CIBER, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
   PART I.  FINANCIAL INFORMATION.....................................................

   Item 1.  Financial Statements (unaudited):

            Consolidated Statements of Operations
              Three months ended September 30, 1998 and 1997..........................     3

            Consolidated Balance Sheets
              September 30, 1998 and June 30, 1998....................................     4

            Consolidated Statements of Cash Flows
              Three months ended September 30, 1998 and 1997..........................     5

            Notes to Consolidated Financial Statements................................     6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations..............................................................     9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk................    12

  PART II.  OTHER INFORMATION.........................................................    13

            SIGNATURES................................................................    14

                          CIBER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                                        1997(1)     1998
                                                                          ---------  ---------

Consulting services.....................................................  $ 114,690  $ 147,601
Other revenues..........................................................     14,644     18,057
                                                                          ---------  ---------
  Total revenues........................................................    129,334    165,658
                                                                          ---------  ---------
Cost of consulting services.............................................     75,123     94,496
Cost of other revenues..................................................     10,964     12,501
Selling, general and administrative expenses............................     31,183     37,284
Amortization of intangible assets.......................................        938      1,082
Merger costs............................................................        614      1,535
                                                                          ---------  ---------
  Operating income......................................................     10,512     18,760
Interest and other income...............................................        375        612
Interest expense........................................................       (103)    --
                                                                          ---------  ---------
  Income before income taxes............................................     10,784     19,372
Income tax expense......................................................      4,300      8,255
                                                                          ---------  ---------
  Net income............................................................  $   6,484  $  11,117
                                                                          ---------  ---------
                                                                          ---------  ---------
Pro forma information (Note 1):
  Historical net income.................................................  $   6,484  $  11,117
  Pro forma adjustment to income tax expense............................       (276)    --
                                                                          ---------  ---------
  Pro forma net income..................................................  $   6,208  $  11,117
                                                                          ---------  ---------
                                                                          ---------  ---------
  Pro forma net income per share--basic.................................  $    0.12  $    0.21

  Pro forma net income per share--diluted...............................  $    0.12  $    0.20

Weighted average shares--basic..........................................     50,428     52,920

Weighted average shares--diluted........................................     52,842     55,170

------------------------

(1) Restated for poolings of interests through September 30, 1998--See Note 2.

          See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                       JUNE 30,    SEPTEMBER
IN THOUSANDS, EXCEPT PER SHARE DATA                                     1998(1)    30, 1998
                                                                       ---------  -----------
                                           ASSETS
Current assets:
  Cash and cash equivalents..........................................  $  38,238   $  55,588
  Accounts receivable................................................    121,538     133,532
  Inventories........................................................        618         605
  Prepaid expenses and other assets..................................      4,792       4,609
  Deferred income taxes..............................................      1,458       2,259
                                                                       ---------  -----------
    Total current assets.............................................    166,644     196,593
                                                                       ---------  -----------
Property and equipment, at cost......................................     32,561      34,982
Less accumulated depreciation and amortization.......................    (15,219)    (17,071)
                                                                       ---------  -----------
    Net property and equipment.......................................     17,342      17,911
                                                                       ---------  -----------
Intangible assets, net...............................................     33,597      32,734
Deferred income taxes................................................      2,068       2,450
Other assets.........................................................      2,134       2,577
                                                                       ---------  -----------
    Total assets.....................................................  $ 221,785   $ 252,265
                                                                       ---------  -----------
                                                                       ---------  -----------
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade payables.....................................................     10,989      15,584
  Accrued compensation and payroll taxes.............................     25,720      29,858
  Deferred revenues..................................................      4,097       3,300
  Other accrued expenses and liabilities.............................     11,859      11,254
  Income taxes payable...............................................      3,276       8,390
                                                                       ---------  -----------
    Total current liabilities........................................     55,941      68,386
                                                                       ---------  -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, no
    shares issued....................................................     --          --
  Common stock, $0.01 par value, 80,000,000 shares authorized,
    52,247,000 and 53,620,000 shares issued and outstanding..........        522         536
  Additional paid-in capital.........................................     93,889     101,325
  Retained earnings..................................................     71,433      82,550
  Treasury stock, 20,000 shares at cost..............................     --            (532)
                                                                       ---------  -----------
    Total shareholders' equity.......................................    165,844     183,879
                                                                       ---------  -----------
    Total liabilities and shareholders' equity.......................  $ 221,785   $ 252,265
                                                                       ---------  -----------
                                                                       ---------  -----------

------------------------

(1) Restated for poolings of interests through September 30, 1998--See Note 2.

          See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            --------------------
IN THOUSANDS                                                                 1997(1)     1998
                                                                            ---------  ---------

OPERATING ACTIVITIES:
  Net income..............................................................  $   6,484  $  11,117
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................      2,252      2,664
    Deferred income taxes.................................................        169     (1,183)
    Other.................................................................         12         10
    Changes in operating assets and liabilities, net of the effects of acquisitions:
      Accounts receivable.................................................     (7,796)   (10,488)
      Inventories.........................................................        (72)        13
      Other current and long-term assets..................................       (175)      (435)
      Trade payables......................................................     (3,327)     4,522
      Accrued compensation and payroll taxes..............................      7,023      3,896
      Deferred revenues...................................................         14       (797)
      Other accrued expenses and liabilities..............................        879       (389)
      Income taxes payable................................................      2,260      7,700
                                                                            ---------  ---------
        Net cash provided by operating activities.........................      7,723     16,630
                                                                            ---------  ---------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired......................................         --       (150)
  Purchases of property and equipment.....................................     (2,121)    (2,096)
  Purchases of investments................................................       (602)        --
                                                                            ---------  ---------
        Net cash used in investing activities.............................     (2,723)    (2,246)
                                                                            ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net................................      1,463      3,498
  Purchase of treasury stock..............................................     --           (532)
  Net payments on bank lines of credit....................................       (735)    --
  Payments on notes payable...............................................     (1,272)    --
  Borrowings on notes payable.............................................        247     --
  Distributions by merged company.........................................       (555)    --
                                                                            ---------  ---------
        Net cash provided by (used in) financing activities...............       (852)     2,966
                                                                            ---------  ---------
        Net increase in cash and cash equivalents.........................      4,148     17,350
  Cash and cash equivalents, beginning of period..........................     27,257     38,238
                                                                            ---------  ---------
  Cash and cash equivalents, end of period................................  $  31,405  $  55,588
                                                                            ---------  ---------
                                                                            ---------  ---------

------------------------

(1) Restated for poolings of interests through September 30, 1998--See Note 2.

          See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three month period ended September 30, 1998 are not necessarily indicative of operating results for the full fiscal year.

    PRO FORMA NET INCOME. Pro forma net income has been presented because certain companies, which have merged with CIBER in business combinations accounted for as poolings of interests, were S corporations and generally not subject to income taxes. Accordingly, no provision for income taxes has been included in the historical consolidated financial statements for the operations of these companies prior to their merger with CIBER. The pro forma adjustment to income taxes has been computed as if the merged companies had been taxable entities subject to income taxes for all periods prior to their merger with CIBER at the marginal rates applicable in such periods. In addition, the pro forma adjustment to income tax expense eliminates the one-time tax expense or benefit resulting from changes in the tax status of these merged companies.

    COSTS OF DEVELOPING COMPUTER SOFTWARE FOR INTERNAL USE. Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software.

(2) POOLINGS OF INTERESTS

    From July 1, 1998 to September 30, 1998, the following companies have merged with CIBER in business combinations accounted for as poolings of interests:

    EJR COMPUTER ASSOCIATES ("EJR")--On August 11, 1998, CIBER issued 1,154,914 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. EJR, located in Hoboken, New Jersey, provided data processing consulting and project management services similar to the Company's CIS Division. The Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of EJR.

                          CIBER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(2) POOLINGS OF INTERESTS (CONTINUED)
    Selected financial data of CIBER and of EJR, prior to its merger with CIBER, and on a combined basis, were (in thousands, except per share data):

                                                                                   CIBER        EJR      COMBINED
                                                                                 ----------  ---------  ----------
YEAR ENDED JUNE 30, 1998
  Revenues.....................................................................  $  550,421  $  26,067  $  576,488
  Net income (loss)............................................................      36,510        (33)     36,477
  Pro forma net income (loss)..................................................      34,303        (33)     34,270
  Pro forma income per share - diluted.........................................  $      .65             $      .64
YEAR ENDED JUNE 30, 1997
  Revenues.....................................................................  $  390,817  $  22,563  $  413,380
  Net income...................................................................      20,696        530      21,226
  Pro forma net income.........................................................      19,893        530      20,423
  Pro forma income per share - diluted.........................................  $      .40             $      .40
YEAR ENDED JUNE 30, 1996
  Revenues.....................................................................  $  275,576  $  20,389  $  295,965
  Net income...................................................................      14,380        401      14,781
  Pro forma net income.........................................................      12,068        401      12,469
  Pro forma income per share - diluted.........................................  $      .26             $      .26

    THE CUSHING GROUP ("CUSHING")--On August 31, 1998, CIBER issued 961,135 shares of its common stock and assumed substantially all of Cushing's liabilities in exchange for all of the assets of Cushing. Cushing, headquartered in Nashua, New Hampshire, provided distributed object technology consulting services. The merged business operates within the Company's Spectrum Technology Group, Inc. subsidiary. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, the Company's historical financial statements have not been restated for this business combination.

                          CIBER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                                  (UNAUDITED)

(3)  SHAREHOLDERS' EQUITY

    Changes in shareholder's equity during the three months ended September 30, 1998 were (in thousands):

                                                     COMMON STOCK       ADDITIONAL                              TOTAL
                                                ----------------------   PAID-IN    RETAINED    TREASURY    SHAREHOLDERS'
                                                 SHARES      AMOUNT      CAPITAL    EARNINGS      STOCK        EQUITY
                                                ---------  -----------  ----------  ---------  -----------  -------------
BALANCES AT JULY 1, 1998, AS RESTATED (SEE
  NOTE 2).....................................     52,247   $     522   $   93,889  $  71,433   $  --        $   165,844
Employee stock purchases and options
  exercised...................................        364           4        3,494     --          --              3,498
Immaterial pooling of interests...............        961          10          806     --          --                816
Acquisition consideration.....................         48      --              100     --          --                100
Tax benefit from exercise of stock options....     --          --            3,026     --          --              3,026
Compensation expense related to stock
  issuances...................................     --          --               10     --          --                 10
Purchase of treasury stock....................     --          --           --         --            (532)          (532)
Net income....................................     --          --           --         11,117      --             11,117
                                                ---------       -----   ----------  ---------       -----   -------------
BALANCES AT SEPTEMBER 30, 1998................     53,620   $     536   $  101,325  $  82,550   $    (532)   $   183,879
                                                ---------       -----   ----------  ---------       -----   -------------
                                                ---------       -----   ----------  ---------       -----   -------------

(4)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All information has been restated for pooling of interests business combinations through September 30, 1998.

                                              FIRST     SECOND      THIRD     FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                            ---------  ---------  ---------  ---------  ---------
YEAR ENDED JUNE 30, 1998
  Revenues................................  $ 129,334  $ 141,661  $ 148,093  $ 157,400  $ 576,488
  Merger costs............................        614      1,573        504      1,847      4,538
  Operating income........................     10,512     11,989     17,728     17,639     57,868
  Net income..............................      6,484      6,056     11,387     12,550     36,477
  Pro forma net income....................      6,208      6,851     10,657     10,554     34,270
  Pro forma income per share--basic.......  $    0.12  $    0.13  $    0.21  $    0.20  $    0.67
  Pro forma income per share--diluted.....  $    0.12  $    0.13  $    0.20  $    0.19  $    0.64
YEAR ENDED JUNE 30, 1997
  Revenues................................  $  88,990  $  96,552  $ 108,480  $ 119,358  $ 413,380
  Merger costs............................        622        596     --         --          1,218
  Operating income........................      6,330      6,164      9,695     11,179     33,368
  Net income..............................      3,420      3,960      6,407      7,439     21,226
  Pro forma net income....................      3,786      3,847      5,922      6,868     20,423
  Pro forma income per share--basic.......  $    0.08  $    0.08  $    0.12  $    0.14  $    0.43
  Pro forma income per share--diluted.....  $    0.08  $    0.08  $    0.12  $    0.13  $    0.40

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURES, AND COMPETITION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

OVERVIEW

    The Company operates the CIBER Information Services ("CIS") Division and the CIBER Solutions ("Solutions") Division. The CIS Division accounted for approximately 60% of the Company's total revenues in fiscal 1998, while the Solutions Division accounted for the remainder. The CIS Division provides application software development and maintenance services and millenium date change solutions. The Solutions Division is comprised of the Company's wholly-owned subsidiaries, Spectrum Technology Group, Inc. ("Spectrum"), Business Information Technology, Inc. ("BIT"), The Summit Group, Inc. ("Summit") and CIBER Network Services, Inc. ("CNSI"). Spectrum provides information technology consulting solutions to business problems, specifically in the areas of data warehousing, data modeling and enterprise architecture, as well as project management and systems integration services. BIT specializes in the implementation and integration of PeopleSoft, Inc. software including Human Resource, Financial Management and Accounting, Student Administration, Government, Manufacturing and Distribution products. Summit provides Lawson, J.D. Edwards, Oracle, Baan and other software implementation services, strategic consulting services, proprietary warehousing and traffic software, and is an industry remarketer of certain third party computer products. CNSI provides a wide range of local-area and wide-area network solutions, from design and procurement to installation and maintenance with services including Internet and intranet connectivity.

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

    From July 1, 1998 to September 30, 1998, the following companies have merged with CIBER in business combinations accounted for as poolings of interests.

    EJR COMPUTER ASSOCIATES ("EJR")--On August 11, 1998, CIBER issued 1,154,914 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. The Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of EJR.

    THE CUSHING GROUP ("CUSHING")--On August 31, 1998, CIBER issued 961,135 shares of its common stock and assumed substantially all of Cushing's liabilities in exchange for all of the assets of Cushing. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, the Company's historical financial statements have not been restated for this business combination.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1997

    The Company's revenues for the three months ended September 30, 1998 increased 28.1% to $165.7 million from $129.3 million for the quarter ended September 30, 1997. This 28.1% increase represents a 28.7% increase in consulting revenues and a 23.3% increase in other revenues. For the three months ended September 30, 1998, CIS consulting revenues increased 23.6% to $95.6 million from $77.3 million for the same quarter of last year and the Solutions Division consulting revenues increased 39.2% to $52.0 million from $37.4 million for the same quarter of last year. Other revenues increased to $18.1 million for the three months ended September 30, 1998 from $14.6 million for the same quarter last year. CIS consulting revenues accounted for 64.8% and 67.4% of total consulting revenues, and 57.7% and 59.8% of total revenues for the three months ended September 30, 1998 and 1997, respectively. The increase in the CIS Division revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed is due primarily to internal growth in branch offices. Solutions Division revenues increased primarily due to increased software implementation services, and to a lesser extent, increases in other consulting services and increases in billing rates.

    Of the 28.7% increase in consulting revenues for the three months ended September 30, 1998 in comparison to the three months ended September 30, 1997, approximately 2.6% was due to revenues from acquired businesses or from mergers accounted for as immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 related services and increased demand for enterprise resource planning ("ERP") software implementation services.

    Gross margin percentage improved to 35.4% of revenues for the three months ended September 30, 1998 from 33.4% of revenues for the same quarter of last year. This improvement is due to improved gross margins on both consulting services and other revenues.

    Selling, general and administrative expenses were 22.5% of revenues for the three months ended September 30, 1998 compared to 24.1% of revenues for the same quarter last year. The decrease as a percentage of revenues is primarily due to greater economies of scale at the administrative level of the Company.

    Amortization of intangible assets increased to $1.1 million for the three months ended September 30, 1998 from $938,000 for the same quarter last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions in fiscal 1998 and 1997.

    Merger costs, primarily transaction related broker and professional costs, of $1.5 million were incurred during the three months ended September 30, 1998 compared to $614,000 for the same quarter last year.

    Net interest and other income increased to $612,000 for the three months ended September 30, 1998 from $272,000 for the same quarter last year due to increased average cash balances available for investment.

    After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for the three months ended September 30, 1998 and 1997 were 42.6% and 42.4%, respectively. The Company's effective tax rate is higher than its normal effective tax rate due to nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

    The Company's pro forma net income increased 79.1% to $11.1 million for the three months ended September 30, 1998 from $6.2 million for the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company had $128.2 million of working capital, of which $55.6 million was cash and cash equivalents, and had a current ratio of 2.9:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its cash and cash equivalents, its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs through at least fiscal 1999.

    Net cash provided by operating activities was $16.6 million and $7.7 million for the three months ended September 30, 1998 and 1997, respectively.

    The Company's accounts receivable totaled $133.5 million at September 30, 1998 compared to $121.5 million at June 30, 1998. This increase is primarily a result of the Company's increase in revenues and also the mix shift to more solution oriented engagements. Generally, due to the high quality and large size of the Company's clients, bad debt expenses have averaged less than 0.1% of revenue for the last several years. Accounts receivable days sales outstanding ("DSO") was 74 days at September 30, 1998 as compared to 71 days at June 30, 1998, which management believes is in line with industry standards.

    Net cash used in investing activities was $2.2 million and $2.7 million during the three months ended September 30, 1998 and 1997, respectively. The Company used cash of $150,000 during the three months ended September 30, 1998 for additional consideration related to a previous acquisition. The Company also purchased property and equipment of $2.1 million during the three months ended September 30, 1998 and 1997.

    Net cash provided by (used in) financing activities was $3.0 million and ($852,000) during the three months ended September 30, 1998 and 1997, respectively. The Company obtained net cash proceeds from sales of common stock of $3.5 million and $1.5 million during the three months ended September 30, 1998 and 1997, respectively.

    The Company has a $20 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line at September 30, 1998 and June 30, 1998. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of .0225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1998.

    The Company's subsidiary, CNSI, has a $7.5 million unsecured inventory financing line of credit with a financial corporation. The amount outstanding totaled approximately $2.6 million at September 30, 1998 and is included in trade payables on the Company's balance sheet.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires disclosure of financial and descriptive information about an entity's reportable operating segments. This standard is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information for prior periods. The Company will provide the disclosures required by SFAS 131, if any, in its fiscal year 1999 annual financial statements. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" and Statement of Position 97-2 "Software Revenue Recognition" were effective for the quarter ended September 30, 1998 and had no affect on the Company's financial statements. In addition, the Company believes the future adoption of FASB Statements No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and No. 133, "Accounting for Derivative Instruments and Hedging Activities" will not have a material affect on its financial statements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including, among others, cash equivalents, accounts receivable, lines of credit, is not material.

                           PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 27.1--Financial Data Schedule

           A Report on Form 8-K was filed on August 17, 1998 that announced the merger of EJR
           Computer Associates, Inc. with the Company.

           A Report on Form 8-K was filed on September 16, 1998 that announced the declaration of a dividend of one preferred stock purchase right for each outstanding share of common stock and provided a copy of the Rights Agreement as an exhibit.

           A Report on Form 8-K was filed on September 21, 1998 that announced the merger of the Cushing Group, Inc. with the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                              CIBER, INC.(Registrant)

    Date  November 6, 1998                    By /s/ MAC J. SLINGERLEND
                                              ---------------------------------------------
                                                 Mac J. Slingerlend
                                                 President and Chief Executive Officer

    Date  November 6, 1998                    By /s/ RICHARD A. MONTONI
                                              ---------------------------------------------
                                                 Richard A. Montoni
                                                 Executive Vice President/Chief Financial
                                                 Officer