Form 10-Q
period 1998-12-31
CIBER INC
filed 1999-02-10
CIK 918581

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended:                      Commission file number:
       DECEMBER 31, 1998                                  0-23488


                                    CIBER, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                               38-2046833
   (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


                                5251 DTC PARKWAY
                                   SUITE 1400
                              ENGLEWOOD, CO  80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                         Telephone Number:  (303) 220-0100

                            ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X    No
                                        -----    -----

As of December 31, 1998, there were 53,741,443 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                     CIBER, INC.
                                     FORM 10-Q

                                 TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (unaudited):

            Consolidated Statements of Operations
            Three and six months ended December 31, 1998 and 1997       3

            Consolidated Balance Sheets
            December 31, 1998 and June 30, 1998                         4

            Consolidated Statements of Cash Flows
            Six months ended December 31, 1998 and 1997                 5

            Notes to Consolidated Financial Statements                  6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk                                                       16

PART II.    OTHER INFORMATION                                          17

            SIGNATURES                                                 18


                            CIBER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           DECEMBER 31,                 DECEMBER 31,
                                                      ---------------------        ---------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                    1997(1)       1998           1997(1)      1998
                                                      --------     --------        --------     --------
Consulting services                                   $123,937     $155,552        $238,627     $303,153
Other revenues                                          17,724       18,504          32,368       36,561
                                                      --------     --------        --------     --------
  Total revenues                                       141,661      174,056         270,995      339,714
                                                      --------     --------        --------     --------

Cost of consulting services                             81,043      100,164         156,166      194,660
Cost of other revenues                                  13,028       12,720          23,992       25,221
Selling, general and administrative expenses            33,058       36,955          64,241       74,239
Amortization of intangible assets                          970        1,069           1,908        2,151
Merger costs                                             1,573           --           2,187        1,535
                                                      --------     --------        --------     --------
  Operating income                                      11,989       23,148          22,501       41,908
Interest and other income                                  419          718             794        1,330
Interest expense                                           (67)          --            (170)           -
                                                      --------     --------        --------     --------
  Income before income taxes                            12,341       23,866          23,125       43,238
Income tax expense                                       6,285        9,546          10,585       17,801
                                                      --------     --------        --------     --------
  Net income                                          $  6,056     $ 14,320        $ 12,540     $ 25,437
                                                      --------     --------        --------     --------
                                                      --------     --------        --------     --------

Pro forma information (Note 1):
  Historical net income                               $  6,056     $ 14,320        $ 12,540     $ 25,437
  Pro forma adjustment to income tax expense               795           --             519           --
                                                      --------     --------        --------     --------
  Pro forma net income                                $  6,851     $ 14,320        $ 13,059     $ 25,437
                                                      --------     --------        --------     --------
                                                      --------     --------        --------     --------

  Pro forma income per share - basic                  $   0.13     $   0.27        $   0.26     $  0.48

  Pro forma income per share - diluted                $   0.13     $   0.26        $   0.25     $  0.46

Weighted average shares - basic                         51,138       53,708          50,783       53,314

Weighted average shares - diluted                       53,636       55,478          53,239       55,324


(1) Restated for poolings of interests through December 31, 1998 - See Note 2.

See accompanying notes to consolidated financial statements.

                           CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           June 30,     December 31,
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA                              1998(1)          1998
                                                                          ---------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 38,238         $ 62,108
  Accounts receivable                                                      121,538          136,491
  Inventories                                                                  618              837
  Prepaid expenses and other assets                                          4,792            3,527
  Deferred income taxes                                                      1,458            2,552
                                                                          --------         --------
    Total current assets                                                   166,644          205,515
                                                                          --------         --------

Property and equipment, at cost                                             32,561           37,214
Less accumulated depreciation and amortization                             (15,219)         (18,676)
                                                                          --------         --------
    Net property and equipment                                              17,342           18,538
                                                                          --------         --------
Intangible assets, net                                                      33,597           35,596
Deferred income taxes                                                        2,068            3,616
Other assets                                                                 2,134            2,703
                                                                          --------         --------
    Total assets                                                          $221,785         $265,968
                                                                          --------         --------
                                                                          --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade payables                                                          $ 10,989         $ 18,160
  Accrued compensation and payroll taxes                                    25,720           27,843
  Deferred revenues                                                          4,097            3,460
  Other accrued expenses and liabilities                                    11,859           10,614
  Income taxes payable                                                       3,276            5,411
                                                                          --------         --------
    Total current liabilities                                               55,941           65,488
                                                                          --------         --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued                                                --               --
  Common stock, $0.01 par value, 80,000,000 shares authorized,
    52,248,000 and 53,742,000 shares issued and outstanding                    522              537
  Additional paid-in capital                                                93,889          103,915
  Retained earnings                                                         71,433           96,028
                                                                          --------         --------
    Total shareholders' equity                                             165,844          200,480
                                                                          --------         --------
    Total liabilities and shareholders' equity                            $221,785         $265,968
                                                                          --------         --------
                                                                          --------         --------


(1) Restated for poolings of interests through December 31, 1998 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                     -----------------------
IN THOUSANDS                                                          1997(1)         1998
                                                                     --------       --------
OPERATING ACTIVITIES:
  Net income                                                         $ 12,540       $ 25,437
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     4,568          5,375
      Deferred income taxes                                            (1,636)        (2,642)
      Other                                                                29             37
      Changes in operating assets and liabilities,
        net of the effects of acquisitions:
          Accounts receivable                                         (20,379)       (13,447)
          Inventories                                                      --           (219)
          Other current and long-term assets                           (3,208)           521
          Trade payables                                                1,313          7,098
          Accrued compensation and payroll taxes                        3,533          1,881
          Deferred revenues                                             1,755           (637)
          Other accrued expenses and liabilities                        1,803            (19)
          Income taxes payable                                          6,704          4,799
                                                                     --------       --------
            Net cash provided by operating activities                   7,022         28,184
                                                                     --------       --------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                       --         (4,138)
  Purchases of property and equipment                                  (4,505)        (4,365)
  Purchases of investments                                               (905)            --
  Sales of investments                                                    815             --
                                                                     --------       --------
            Net cash used in investing activities                      (4,595)        (8,503)
                                                                     --------       --------

FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net                              2,924          5,984
  Purchases of treasury stock                                              --         (1,795)
  Net payments on bank lines of credit                                 (1,985)            --
  Payments on notes payable                                            (2,600)            --
  Borrowings on notes payable                                             247             --
  Distributions by merged companies                                      (585)            --
                                                                     --------       --------
            Net cash provided by (used in) financing activities        (1,999)         4,189
                                                                     --------       --------

            Net increase in cash and cash equivalents                     428         23,870
  Cash and cash equivalents, beginning of period                       27,257         38,238
                                                                     --------       --------
  Cash and cash equivalents, end of period                           $ 27,685       $ 62,108
                                                                     --------       --------
                                                                     --------       --------


(1) Restated for poolings of interests through December 31, 1998 - See Note 2.

See accompanying notes to consolidated financial statements.

                           CIBER, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CIBER's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the six month period ended December 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

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

PRO FORMA INCOME PER SHARE. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of the Company's stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger. The number of antidilutive stock options omitted from the computation of weighted average shares was 1,393,071 and 778,855 for the three months and six months ended December 31, 1998, respectively. There were no antidilutive stock options for the corresponding periods last year.

COSTS OF DEVELOPING COMPUTER SOFTWARE FOR INTERNAL USE. Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software.

(2)  POOLINGS OF INTERESTS

From July 1, 1998 to December 31, 1998, the following companies have merged with CIBER in business combinations accounted for as poolings of interests:

EJR COMPUTER ASSOCIATES ("EJR") - On August 11, 1998, CIBER issued 1,155,516 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. EJR, located in Hoboken, New Jersey, provided data processing consulting and project management services similar to the Company's CIS Division. CIBER's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of EJR.

                            CIBER, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Selected financial data of CIBER and of EJR, prior to its merger with CIBER, and on a combined basis, were (in thousands, except per share data):

                                             CIBER           EJR       COMBINED
                                            --------      -------      --------
YEAR ENDED JUNE 30, 1998
  Revenues                                  $550,421      $26,067      $576,488
  Net income (loss)                           36,510          (33)       36,477
  Pro forma net income (loss)                 34,303          (33)       34,270
  Pro forma income per share - diluted      $    .65                   $    .64
YEAR ENDED JUNE 30, 1997
  Revenues                                  $390,817      $22,563      $413,380
  Net income                                  20,696          530        21,226
  Pro forma net income                        19,893          530        20,423
  Pro forma income per share - diluted      $    .40                   $    .40
YEAR ENDED JUNE 30, 1996
  Revenues                                  $275,576      $20,389      $295,965
  Net income                                  14,380          401        14,781
  Pro forma net income                        12,068          401        12,469
  Pro forma income per share - diluted      $    .26                   $    .26


THE CUSHING GROUP ("CUSHING") - On August 31, 1998, CIBER issued 961,135 shares of its common stock and assumed substantially all of Cushing's liabilities in exchange for all of the assets of Cushing. Cushing, headquartered in Nashua, New Hampshire, provided distributed object technology consulting services. The merged business operates within CIBER's Spectrum Technology Group, Inc. subsidiary. The effects of this merger on CIBER's revenues, pro forma net income and pro forma income per share would not have been material. As a result, CIBER's historical financial statements have not been restated for this business combination.

(3) ACQUISITIONS

THE DORADUS CORPORATION ("DORADUS") - On November 15, 1998, CIBER acquired all of the outstanding capital stock of Doradus for approximately $3.9 million in cash. Additional consideration of up to $400,000 may be payable in one year. The acquisition has been accounted for as a purchase. Accordingly, CIBER's consolidated financial statements include the results of
operations of Doradus since the date of acquisition.   CIBER has recorded
goodwill of approximately $3.8 million related to this acquisition, which will be amortized over 15 years. If any additional consideration is paid, it will be recorded as additional goodwill. Doradus, located in Minneapolis, Minnesota, provided services similar to the CIS division of CIBER.

In the current fiscal year, CIBER paid additional cash consideration of $150,000 to the former owners of Oasys, Inc. related to the March 1996 acquisition. This additional consideration was recorded as additional goodwill.

                             CIBER, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

CIBER Network Services, Inc. ("CNSI"), which was majority owned by certain officers of the Company, was acquired in December 1996. The terms of the agreement provided for additional contingent consideration based on certain performance objectives of CNSI for the 12-month period ended October 31, 1998. CIBER had recorded additional goodwill and a liability of $1,175,000 at June 30, 1998 in anticipation of the performance objectives being met. In October 1998, CIBER offered the sellers the option to receive either 90% of the additional consideration in the form of CIBER common stock valued at $16.00 per share or 100% of the additional consideration payable in cash. As a result, 59,479 shares of CIBER common stock were issued and $118,000 was paid in cash for total consideration of $1,070,000.

(4)  SHAREHOLDERS' EQUITY

Changes in shareholder's equity during the six months ended December 31, 1998 were (in thousands):


                                                         Common stock     Additional                           Total
                                                       ----------------    paid-in     Retained   Treasury  shareholders'
                                                       Shares    Amount    capital     earnings    stock       equity
                                                       -------   ------   ----------   --------   --------  -------------
BALANCES AT JULY 1, 1998,  AS RESTATED (SEE NOTE 2)    52,248     $522    $ 93,889     $71,433    $    --     $165,844

Employee stock purchases and options exercised            483        5       5,979        (746)       746        5,984
Immaterial pooling of interests                           961       10         806          --         --          816
Acquisition consideration                                  48       --         100         (96)     1,049        1,053
Tax benefit from exercise of stock options                 --       --       3,104          --         --        3,104
Compensation expense related to stock issuances             2       --          37          --         --           37
Purchase of treasury stock                                 --       --          --          --     (1,795)      (1,795)
Net income                                                 --       --          --      25,437         --       25,437
                                                       ------     ----    --------     -------    -------     --------
BALANCES AT DECEMBER 31, 1998                          53,742     $537    $103,915     $96,028    $    --     $200,480
                                                       ------     ----    --------     -------    -------     --------
                                                       ------     ----    --------     -------    -------     --------


(5) STOCK OPTION PLANS

On September 1, 1998, the Board of Directors authorized a repricing program for employees who were originally granted options under the Employees' Stock Option Plan from March 1, 1998 to August 31, 1998 at exercise prices ranging from $28.88 to $38.00 that repriced all of these outstanding stock options to an exercise price of $27.06 per share. Options to purchase 537,050 shares of common stock were repriced. The repriced options follow the vesting schedule of the original options granted.

On October 9, 1998, the Board of Directors authorized another repricing program for employees who were originally granted options under the Employees' Stock Option Plan on October 1, 1998 at an exercise price of $20.13 that repriced all of these outstanding stock options to an exercise price of $16.00 per share. Options to purchase 71,200 shares of common stock were repriced. The repriced options follow the vesting schedule of the original options granted.

                           CIBER, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

On October 9, 1998, the Board of Directors authorized a program which allowed certain directors, who were originally granted options under the Directors' Stock Option Plan from October 1, 1997 to September 30, 1998 at exercise prices ranging from $21.53 to $40.25, to cancel these stock options and replace them with options under the Employees' Stock Option Plan at an exercise price of $16.00 per share. Options to purchase 48,000 shares of common stock were reissued.

In addition, from July 1, 1998 to December 31, 1998, CIBER granted 1,575,876 stock options to certain employees under the Employees' Stock Option Plan at exercise prices ranging from $16.00 to $27.06 per share.

(6) REVOLVING LINE OF CREDIT

The Company renewed and increased its line of credit during the three months ended December 31, 1998. The Company has a $35 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line at December 31, 1998 and June 30, 1998. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of
 .225% per annum on any unused portion of the line of credit up to $15
million.   The credit agreement expires in December 1999.

(7) SUBSEQUENT EVENTS

Subsequent to December 31, 1998, CIBER completed the following business combinations:

PARAGON SOLUTIONS, INC. ("PARAGON") - On January 8, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paragon for approximately $4.2 million in cash. This acquisition will be accounted for as a purchase. Accordingly, the Company's consolidated financial statements will include the results of operations of Paragon after the date of acquisition. CIBER will record goodwill of approximately $4.2 million related to this acquisition, which will be amortized over 15 years. Paragon, located in Pittsburgh, Pennsylvania, provided software implementation services and will be part of CIBER's subsidiary, The Summit Group, Inc.

YORK & ASSOCIATES, INC. ("YORK") - On January 29, 1999, York merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 550,000 shares of its common stock in exchange for substantially all of the outstanding assets and
liabilities of York.   York, headquartered in Minneapolis, Minnesota,
provided IT consulting and software implementation services similar to CIBER's subsidiaries, Spectrum Technology Group, Inc. and The Summit Group, Inc. The accompanying consolidated financial statements have not been restated for the York merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of York.

INTEGRATION SOFTWARE CONSULTANTS, INC. ("ISC") - On February 2, 1999, ISC merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 1,270,000 shares of its common stock in exchange for all of the outstanding common stock of ISC.
ISC, headquartered in Philadelphia, Pennsylvania, provided software implementation services similar to CIBER's subsidiary, The Summit Group, Inc. The accompanying consolidated financial statements have not been restated for the ISC merger. The Company's consolidated financial statements issued in the future will be restated to include the results of operations, financial position, and cash flows of ISC.

                             CIBER, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

PARADYME HR TECHNOLOGIES CORPORATION ("PARADYME HRT") - On February 5, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paradyme HRT for approximately $5.0 million in cash. Additionally, the terms of the purchase provide for additional consideration of up to $3.0 million based on contracts signed during the 12-month periods ending January 31, 2000 and 2001. This acquisition will be accounted for as a purchase. Accordingly, the Company's consolidated financial statements will include the results of operations of Paradyme HRT after the date of acquisition. CIBER will record goodwill of approximately $4.5 million related to this acquisition, which will be amortized over 15 years. Any additional consideration paid will be accounted for as additional goodwill. Paradyme HRT, located in Columbia, South Carolina, provided ERP Outsourcing services and HR/Payroll business services and will become CIBER's Global Outsourcing Practice.

(7)  QUARTERLY FINANCIAL INFORMATION

The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All information has been restated for pooling of interests business combinations through December 31, 1998.

                                                  FIRST      SECOND       THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA              QUARTER     QUARTER     QUARTER      QUARTER       TOTAL
                                                 -------     -------     -------      -------       -----
YEAR  ENDED JUNE 30, 1999
  Revenues                                       $165,658    $174,056      N/A          N/A       $339,714
  Merger costs                                      1,535       --         N/A          N/A          1,535
  Operating income                                 18,760      23,148      N/A          N/A         41,908
  Net income                                       11,117      14,320      N/A          N/A         25,437
  Pro forma net income                             11,117      14,320      N/A          N/A         25,437
  Pro forma income per share - basic                $0.21       $0.27      N/A          N/A          $0.48
  Pro forma income per share - diluted              $0.20       $0.26      N/A          N/A          $0.46
YEAR  ENDED JUNE 30, 1998
  Revenues                                       $129,334    $141,661    $148,093     $157,400    $576,488
  Merger costs                                        614       1,573         504        1,847       4,538
  Operating income                                 10,512      11,989      17,728       17,639      57,868
  Net income                                        6,484       6,056      11,387       12,550      36,477
  Pro forma net income                              6,208       6,851      10,657       10,554      34,270
  Pro forma income per share - basic                $0.12       $0.13       $0.21        $0.20       $0.67
  Pro forma income per share - diluted              $0.12       $0.13       $0.20        $0.19       $0.64
YEAR  ENDED JUNE 30, 1997
  Revenues                                       $88,990     $ 96,552    $108,480     $119,358    $413,380
  Merger costs                                       622          596       --           --          1,218
  Operating income                                 6,330        6,164       9,695       11,179      33,368
  Net income                                       3,420        3,960       6,407        7,439      21,226
  Pro forma net income                             3,786        3,847       5,922        6,868      20,423
  Pro forma income per share - basic               $0.08        $0.08       $0.12        $0.14       $0.43
  Pro forma income per share - diluted             $0.08        $0.08       $0.12        $0.13       $0.40


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

The Company's largest customer is IBM, which represented approximately 6% of revenue for the three months and six months ended December 31, 1998. The Company's contract with IBM was extended through March 31, 1999. This contract has been renewed three times in the last three years. The Company and IBM are currently negotiating contract renewal. There is no assurance a contract renewal can be negotiated or, if negotiated, that contract terms will be favorable to the Company. If the Company does not renew the IBM contract or if it is renewed on less favorable terms, the Company's future operating performance may be adversely impacted.

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

From July 1, 1998 to December 31, 1998, the following companies have merged with CIBER in business combinations accounted for as poolings of interests.

EJR COMPUTER ASSOCIATES ("EJR") - On August 11, 1998, CIBER issued 1,155,516 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. The Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of EJR.

THE CUSHING GROUP ("CUSHING") - On August 31, 1998, CIBER issued 961,135 shares of its common stock and assumed substantially all of Cushing's liabilities in exchange for all of the assets of Cushing. The effects of this merger on the Company's revenues, pro forma net income and pro forma income per share would not have been material. As a result, the Company's historical financial statements have not been restated for this business combination.

In addition, on November 15, 1998, CIBER acquired all of the outstanding capital stock of The Doradus Corporation ("Doradus") for approximately $3.9 million in cash. CIBER's consolidated financial statements include the results of operations of Doradus since the date of acquisition.

THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

The Company's revenues for the three months ended December 31, 1998 increased 22.9% to $174.1 million from $141.7 million for the quarter ended December 31, 1997. This represents a 25.5% increase in consulting revenues offset by planned lesser growth in other revenues. For the three months ended December 31, 1998, CIS Division consulting revenues increased 19.6% to $100.7 million from $84.2 million for the same quarter of last year and the Solutions Division consulting revenues increased 38.0% to $54.9 million from $39.8 million for the same quarter of last year. Other revenues increased to $18.5 million for the three months ended December 31, 1998 from $17.7 million for the same quarter last year. CIS Division consulting revenues accounted for 64.7% and 67.9% of total consulting revenues for the three months ended December 31, 1998 and 1997, respectively. The increase in the CIS Division revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed is due primarily to internal growth in branch offices. Solutions Division revenues increased primarily due to increased software implementation services, and to a lesser extent, increases in other consulting services and increases in billing rates.

Of the 25.5% increase in consulting revenues for the three months ended December 31, 1998 in comparison to the three months ended December 31, 1997, approximately 2.6% was due to revenues from acquired businesses or from mergers accounted for as immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 related services and increased demand for enterprise resource planning ("ERP") software implementation services.

Gross margin percentage improved to 35.1% of revenues for the three months ended December 31, 1998 from 33.6% of revenues for the same quarter of last year. This improvement is due to improved gross margins on both consulting services and other revenues.

Selling, general and administrative expenses were 21.2% of revenues for the three months ended December 31, 1998 compared to 23.3% of revenues for the same quarter last year.The decrease as a percentage of revenues is primarily due to greater economies of scale.

Amortization of intangible assets increased to $1.1 million for the three months ended December 31, 1998 from $970,000 for the same quarter last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions.

Merger costs, primarily transaction related broker and professional costs, of $1.6 million were incurred during the three months ended December 31, 1997, while no merger costs were incurred during the three months ended December 31, 1998.

Net interest and other income increased to $718,000 for the three months ended December 31, 1998 from $352,000 for the same quarter last year due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment to income tax expense, if any, the Company's pro forma effective tax rates for the three months ended December 31, 1998 and 1997 were 40.0% and 44.5%, respectively. The Company's effective tax rate is higher than its normal effective tax rate for the three months ended December 31, 1997 due to nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

The Company's pro forma net income increased 109% to $14.3 million for the three months ended December 31, 1998 from $6.9 million for the quarter ended December 31, 1997.

SIX MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

The Company's revenues for the six months ended December 31, 1998 increased 25.4% to $339.7 million from $271.0 million for the six months ended December 31, 1997. This represents a 27.0% increase in consulting revenues offset by a planned lesser growth in other revenues. For the six months ended December 31, 1998, CIS Division consulting revenues increased 21.5% to $196.3 million from $161.5 million for the same period of last year and the Solutions Division consulting revenues increased 38.6% to $106.8 million from $77.1 million for the same period of last year. Other revenues increased 13.0% to $36.6 million for the six months ended December 31, 1998 from $32.4 million for the same period last year. CIS Division consulting revenues accounted for 64.8% and 67.7% of total consulting revenues for the six months ended December 31, 1998 and 1997, respectively. The increase in the CIS Division revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates. The increase in hours billed is due primarily to internal growth in branch offices. Solutions Division revenues increased primarily due to increased software implementation services, and to a lesser extent, increases in other consulting services and increases in billing rates.

Of the 27.0% increase in consulting revenues for the six months ended December 31, 1998 in comparison to the six months ended December 31, 1997, approximately 2.0% was due to revenues from acquired businesses or from mergers accounted for as immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations. Management believes this growth is reflective of increased demand for IT services, including an increased demand for year 2000 related services and increased demand for enterprise resource planning ("ERP") software implementation services.

Gross margin percentage improved to 35.3% of revenues for the six months ended December 31, 1998 from 33.5% of revenues for the same period of last year. This improvement is due to improved gross margins on both consulting services and other revenues.

Selling, general and administrative expenses were 21.9% of revenues for the six months ended December 31, 1998 compared to 23.7% of revenues for the same period last year. The decrease as a percentage of revenues is primarily due to greater economies of scale.

Amortization of intangible assets increased to $2.2 million for the six months ended December 31, 1998 from $1.9 million for the same period last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions.

Merger costs, primarily transaction related broker and professional costs, of $1.5 million were incurred during the six months ended December 31, 1998 compared to $2.2 million for the same period last year.

Net interest and other income increased to $1.3 million for the six months ended December 31, 1998 from $624,000 for the same period last year due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment to income tax expense, if any, the Company's pro forma effective tax rates for the six months ended December 31, 1998 and 1997 were 41.2% and 43.5%, respectively. The Company's effective tax rate is higher than its normal effective tax rate for the six months ended December 31, 1998 and 1997 due to nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

The Company's pro forma net income increased 94.8% to $25.4 million for the six months ended December 31, 1998 from $13.1 million for the six months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $140.0 million of working capital, of which $62.1 million was cash and cash equivalents, and had a current ratio of 3.1:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its cash and cash equivalents, its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs through at least fiscal 1999.

Net cash provided by operating activities was $28.2 million and $7.0 million for the six months ended December 31, 1998 and 1997, respectively.

The Company's accounts receivable totaled $136.5 million at December 31, 1998 compared to $121.5 million at June 30, 1998. This increase is primarily a result of the Company's increase in revenues and also the mix shift to more solution oriented engagements. Generally, due to the high quality and large size of the Company's clients, bad debt expenses have averaged less than 0.1% of revenue for the last several years. Accounts receivable days sales outstanding ("DSO") was 72 days at December 31, 1998 as compared to 70 days at June 30, 1998, which management believes is in line with industry standards.

Net cash used in investing activities was $8.5 million during the six months ended December 31, 1998 and 1997. The Company used cash of $3.9 million during the six months ended December 31, 1998 for the Doradus acquisition and $268,000 for additional consideration related to previous acquisitions. The Company also purchased property and equipment of $4.4 million and $4.5 million during the six months ended December 31, 1998 and 1997, respectively.

Net cash provided by (used in) financing activities was $4.2 million and ($2.0 million) during the six months ended December 31, 1998 and 1997, respectively. The Company obtained net cash proceeds from sales of common stock of $6.0 million and $2.9 million during the six months ended December 31, 1998 and 1997, respectively. During the six months ended
December 31, 1998, CIBER purchased 101,000 shares of treasury stock for $1.8 million. These treasury shares were reissued as additional consideration related to the acquisition of CNSI and as sales of common stock under CIBER's Employee Stock Purchase Plan.

The Company renewed and increased its line of credit during the three months ended December 31, 1998. The Company has a $35 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line at December 31, 1998 and June 30, 1998. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. Borrowings are unsecured. The credit agreement requires a commitment fee of
 .225% per annum on any unused portion of the line of credit up to $15 million. The credit agreement expires in December 1999.

The Company's subsidiary, CNSI, has a $7.5 million unsecured inventory financing line of credit with a financial corporation. The amount outstanding totaled approximately $2.0 million at December 31, 1998 and is included in trade payables on the Company's balance sheet.

The Company expects, although there can be no assurance, to be able to renew these lines of credit on similar terms.

YEAR 2000

THE FOLLOWING STATEMENTS ARE "YEAR 2000 READINESS DISCLOSURES" IN CONFORMANCE WITH THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998.

The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Computer software and hardware and other devices with embedded technology that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of CIBER's operations.

CIBER has instituted various projects to address the Year 2000 issue. CIBER believes its material internal information technology ("IT") systems, including payroll, billing and accounting systems, are currently Year 2000 compliant. For third-party software applications, CIBER has obtained confirmation that the software is Year 2000 compliant. CIBER has completed testing and remediation, if necessary, of all internally developed software.

CIBER is currently evaluating its non-IT systems, such as building security, elevators, fire-safety systems, telephones, voice mail and other systems containing embedded microprocessors as well as evaluating the Year 2000 readiness of its significant suppliers. CIBER expects to complete this by March 31, 1999. CIBER relies on the services of the landlords of its offices, telecommunications companies, banks, utilities, commercial airlines, and insurance companies, among others. If CIBER does not obtain reasonable assurances from its significant third party vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, CIBER intends to devise contingency plans to correct the negative effects on CIBER in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by CIBER will prevent such service interruption on the part of one or more of CIBER's vendors from having a material adverse affect on CIBER.

CIBER's principal business is providing IT services. Some of CIBER's services are directly or indirectly related to the Year 2000 issue, including Year 2000 remediation services. CIBER provides services to clients that assist the client in their Year 2000 projects. In addition, CIBER provides services to clients directly related to client systems that may or may not be Year 2000 compliant. Due to the potential significance of the Year 2000 issue upon client operations and upon any failure of critical client systems to which CIBER has provided services, CIBER may be subject to claims regardless of whether the failure is related to the services provided by CIBER. If asserted, the resolution of such claims, including defense costs, could have a material adverse affect on CIBER. CIBER generally attempts to include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of any express warranties, limit CIBER's maximum liability and disclaim any warranties for projects managed by the client. There can be no assurance that CIBER will be able to obtain these contractual protections in future client contracts, or that such provisions will protect CIBER from, or limit the amount of, any liability arising from claims against CIBER.

As a reseller of certain IT products, CIBER only passes to its customers the applicable vendor's warranties. CIBER makes no warranties regarding Year 2000 compliance of any of the products it resells. CIBER's subsidiary, The Summit Group, Inc. ("Summit"), has developed and licensed certain warehousing and traffic software products that have been modified to be Year 2000 compliant. After testing of the modifications by a third party, Summit will offer the Year 2000 compliant software version to its existing customers. This is expected to be complete by June 30, 1999.

Many of CIBER's clients need to repair or replace their legacy systems because of Year 2000 issues. CIBER believes this will favorably impact the demand for its services and products. CIBER believes that its direct Year 2000 services, like code renovation, will diminish over time. CIBER also believes that as companies focus on Year 2000 issues, other less critical projects are being delayed. Therefore, CIBER does not expect a decrease in the demand for its services as the Year 2000 draws closer. However, given the lack of precedent for an issue of this nature and magnitude, CIBER's ability to forecast the impact of this issue on quarter to quarter operations is limited. In addition, the business interruption of any of CIBER's significant clients, resulting from their Year 2000 issues, could have a material adverse affect on CIBER.

As described above, CIBER has identified various potential issues associated with the Year 2000 issue. CIBER is devoting internal resources and is working with its suppliers to help ensure that CIBER's business is not substantially interrupted as a result of the Year 2000. CIBER believes that the total amounts spent by it to date and that it expects to spend in 1999 addressing the Year 2000 issue are not material. CIBER currently does not have a contingency plan in the event of a particular system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that CIBER is not going to achieve its scheduled compliance objectives. Although CIBER expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations, management believes that it is not possible to determine with certainty that all Year 2000 problems affecting CIBER, its vendors, or its clients have been identified or corrected. If CIBER is required to implement any contingency plan, it could have a material adverse effect on CIBER's operations. This discussion of CIBER's Year 2000 efforts, management's expectations relating to Year 2000 compliance and the possible affects on CIBER are forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires disclosure of financial and descriptive information about an entity's reportable operating segments. This standard is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information for prior periods. The Company will provide the disclosures required by SFAS 131, if any, in its fiscal year 1999 annual financial statements. In addition, the Company believes the future adoption of FASB Statements No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" will not have a material affect on its financial statements.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of CIBER, Inc. held on October 29, 1998, the following matters were voted upon with the results as indicated below.

    1)   Election of Directors

                                               For       Withhold
                                               ---       --------
            Roy L. Burger                   38,702,199     89,781
            James G. Brocksmith, Jr.        38,703,439     88,541

         The terms of offices as a director of Bobby G. Stevenson, Mac J. Slingerlend, Richard A. Montoni, James A. Rutherford and Archibald J. McGill continued after the meeting.

    2) The ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1999.

               For         Against      Abstain
               ---         -------      -------
            38,760,240     19,745       11,995

ITEM 5.  OTHER INFORMATION

         On January 29, 1999, York & Associates, Inc. ("York") merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 550,000 shares of its common stock in exchange for substantially all of the outstanding assets and liabilities of York. A copy of the CIBER News Release announcing this merger is attached as an exhibit.

         On February 2, 1999, Integration Software Consultants, Inc. ("ISC") merged with CIBER in a business combination to be accounted for as a pooling of interests. The Company issued approximately 1,270,000 shares of its common stock in exchange for all of the outstanding common stock of ISC. A copy of the CIBER News Release announcing this merger is attached as an exhibit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 10.1 - Unsecured Credit Agreement with UMB Bank Colorado dated December 1, 1998

         Exhibit 27.1 - Financial Data Schedule

         Exhibit 99.1 - News Release dated January 28, 1999 announcing the merger with York & Associates, Inc.

         Exhibit 99.2 - News Release dated January 28, 1999 announcing the merger with Integration Software Consultants, Inc.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  CIBER, INC.
                                 (Registrant)


Date February  10, 1999                By /s/ Mac J. Slingerlend
     ------------------                  -----------------------
                                         Mac J. Slingerlend
                                         President and Chief Executive Officer

Date February  10, 1999                By /s/ Richard A. Montoni
     ------------------                  -----------------------
                                         Richard A. Montoni
                                         Executive Vice President/Chief
                                         Financial Officer