Form 10-Q
period 1999-03-31
CIBER INC
filed 1999-05-07
CIK 918581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended:                        Commission file number:
      MARCH 31, 1999                                         0-23488



                                   CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 DELAWARE                               38-2046833
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

As of March 31, 1999, there were 58,431,109 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements (unaudited):

            Consolidated Statements of Operations
            Three and nine months ended March 31, 1999 and 1998             3

            Consolidated Balance Sheets
            March 31, 1999 and June 30, 1998                                4

            Consolidated Statements of Cash Flows
            Nine months ended March 31, 1999 and 1998                       5

            Notes to Consolidated Financial Statements                      6


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk     17

PART II.  OTHER INFORMATION                                                18

          SIGNATURES                                                       19


                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   MARCH 31,                               MARCH 31,
                                                         -----------------------------          -----------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                       1998(1)              1999              1998(1)               1999
                                                         ---------           ---------          ---------           ---------
Consulting services                                      $ 142,404           $ 178,572          $ 395,181           $ 503,795
Other revenues                                              13,611              11,445             45,979              48,006
                                                         ---------           ---------          ---------           ---------
     Total revenues                                        156,015             190,017            441,160             551,801
                                                         ---------           ---------          ---------           ---------

Cost of consulting services                                 90,163             113,261            254,842             322,750
Cost of other revenues                                       9,727               7,953             33,719              33,174
Selling, general and administrative expenses                35,817              41,217            102,783             119,591
Amortization of intangible assets                              978               1,453              2,886               3,604
Merger costs                                                   504               2,510              2,691               4,045
                                                         ---------           ---------          ---------           ---------
     Operating income                                       18,826              23,623             44,239              68,637
Interest and other income                                      468                 797              1,501               2,226
Interest expense                                               (23)                  -               (193)                  -
                                                         ---------           ---------          ---------           ---------
     Income before income taxes                             19,271              24,420             45,547              70,863
Income tax expense                                           6,955              10,969             17,899              29,577
                                                         ---------           ---------          ---------           ---------
     Net income                                          $  12,316           $  13,451          $  27,648           $  41,286
                                                         ---------           ---------          ---------           ---------
                                                         ---------           ---------          ---------           ---------

Pro forma information (Note 1):
     Historical net income                               $  12,316           $  13,451          $  27,648           $  41,286
     Pro forma adjustment to income tax expense               (959)                750             (1,330)                302
                                                         ---------           ---------          ---------           ---------
     Pro forma net income                                $  11,357           $  14,201          $  26,318           $  41,588
                                                         ---------           ---------          ---------           ---------
                                                         ---------           ---------          ---------           ---------
     Pro forma income per share - basic                  $    0.20           $    0.24          $    0.48           $    0.72

     Pro forma income per share - diluted                $    0.19           $    0.24          $    0.46           $    0.70

Weighted average shares - basic                             55,932              58,274             55,320              57,787

Weighted average shares - diluted                           58,524              60,141             57,821              59,760


(1) Restated for poolings of interests through March 31, 1999 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         JUNE 30,           MARCH 31,
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA                            1998(1)              1999
                                                                        ---------           ---------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  44,791           $  66,062
   Accounts receivable                                                    127,695             155,141
   Inventories                                                                618                 550
   Prepaid expenses and other assets                                        5,125               3,887
   Deferred income taxes                                                    1,458               1,913
                                                                        ---------           ---------
       Total current assets                                               179,687             227,553
                                                                        ---------           ---------
Property and equipment, at cost                                            33,438              43,289
Less accumulated depreciation and amortization                            (15,746)            (21,165)
                                                                        ---------           ---------
       Net property and equipment                                          17,692              22,124
                                                                        ---------           ---------
Intangible assets, net                                                     33,597              53,795
Deferred income taxes                                                       2,068               4,301
Other assets                                                                2,467               3,162
                                                                        ---------           ---------
       Total assets                                                     $ 235,511           $ 310,935
                                                                        ---------           ---------
                                                                        ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade payables                                                       $  11,517           $  15,576
   Accrued compensation and payroll taxes                                  28,074              41,286
   Deferred revenues                                                        4,082               3,254
   Other accrued expenses and liabilities                                  12,087              11,737
   Income taxes payable                                                     3,221              12,674
   Deferred income taxes                                                    1,514                   -
                                                                        ---------           ---------
       Total current liabilities                                           60,495              84,527
                                                                        ---------           ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued                                                -                   -
  Common stock, $0.01 par value, 80,000,000 shares authorized,
     56,478,000 and 58,431,000 shares issued and outstanding                  565                 584
  Additional paid-in capital                                               94,797             113,772
  Retained earnings                                                        79,654             113,159
  Treasury stock, 55,000 shares at cost                                         -              (1,107)
                                                                        ---------           ---------
       Total shareholders' equity                                         175,016             226,408
                                                                        ---------           ---------
       Total liabilities and shareholders' equity                       $ 235,511           $ 310,935
                                                                        ---------           ---------
                                                                        ---------           ---------


(1) Restated for poolings of interests through March 31, 1999 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        -----------------------------
IN THOUSANDS                                                             1998(1)              1999
                                                                        ---------           ---------
OPERATING ACTIVITIES:
  Net income                                                            $  27,648           $ 41,286
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         7,040              8,808
      Deferred income taxes                                                  (762)            (4,162)
      Other                                                                    41              1,049
      Changes in operating assets and liabilities,
        net of the effects of acquisitions:
          Accounts receivable                                             (27,314)           (23,078)
          Inventories                                                         130                 68
          Other current and long-term assets                               (3,629)              (154)
          Trade payables                                                   (3,544)             3,867
          Accrued compensation and payroll taxes                           10,395             12,158
          Deferred revenues                                                 1,893               (828)
          Other accrued expenses and liabilities                            3,054             (1,576)
          Income taxes payable                                             11,465             12,833
                                                                        ---------           ---------
            Net cash provided by operating activities                      26,417             50,271
                                                                        ---------           ---------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                         (351)           (23,516)
  Purchases of property and equipment                                      (7,645)            (8,620)
  Purchases of investments                                                   (905)                 -
  Sales of investments                                                      1,695                  -
                                                                        ---------           ---------
            Net cash used in investing activities                          (7,206)           (32,136)
                                                                        ---------           ---------

FINANCING ACTIVITIES:
  Proceeds from sales of common stock, net                                  4,749             10,065
  Purchases of treasury stock                                                   -             (4,274)
  Net payments on bank lines of credit                                     (1,022)                 -
  Payments on notes payable                                                (2,830)                 -
  Borrowings on notes payable                                                 247                  -
  Distributions by merged companies                                        (5,757)            (2,655)
                                                                        ---------           ---------
            Net cash provided by (used in) financing activities            (4,613)             3,136
                                                                        ---------           ---------
            Net increase in cash and cash equivalents                      14,598             21,271
  Cash and cash equivalents, beginning of period                           30,858             44,791
                                                                        ---------           ---------
  Cash and cash equivalents, end of period                              $  45,456           $ 66,062
                                                                        ---------           ---------
                                                                        ---------           ---------


(1) Restated for poolings of interests through March 31, 1999 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CIBER's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three month and nine month periods ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

PRO FORMA INCOME PER SHARE. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of the Company's stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger. The number of antidilutive stock options omitted from the computation of weighted average shares was 1,400,802 and 986,170 for the three months and nine months ended March 31, 1999, respectively. There were no antidilutive stock options for the corresponding periods last year.

COSTS OF DEVELOPING COMPUTER SOFTWARE FOR INTERNAL USE. Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software.

(2)  POOLINGS OF INTERESTS

From July 1, 1998 to March 31, 1999, the following companies have merged with CIBER in business combinations accounted for as poolings of interests:

EJR COMPUTER ASSOCIATES ("EJR") - On August 11, 1998, CIBER issued 1,155,516 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. EJR, located in Hoboken, New Jersey, provided data processing consulting and project management services similar to CIBER.

YORK & ASSOCIATES, INC. ("YORK") - On January 29, 1999, CIBER issued 548,857 shares of its common stock and granted options for 30,643 shares of its common stock (at an aggregate exercise price of $159,000) in exchange for substantially all of the outstanding assets and liabilities of York. The stock options, which have an exercise price of $5.19 per share, replaced existing York options. Prior to the merger with CIBER, York was an S corporation and therefore, not subject to income taxes. CIBER recorded a one time tax expense of $400,000 to record the deferred tax liability of York at the merger date. York, headquartered in St. Paul, Minnesota, provided IT consulting and software implementation services similar to CIBER.

INTEGRATION SOFTWARE CONSULTANTS, INC. ("ISC") - On February 2, 1999, CIBER issued 1,280,289 shares of its common stock in exchange for all of the outstanding common stock of ISC. Prior to the merger with CIBER, ISC was an S corporation and therefore, not subject to income taxes. CIBER recorded a one time tax expense of $470,000 to record the deferred tax liability of ISC at the merger date. ISC, headquartered in Philadelphia, Pennsylvania, provided SAP software implementation services.

BUSINESS IMPACT SYSTEMS, INC. ("BIS") - On February 26, 1999, CIBER issued 2,401,025 shares of its common stock and granted options for 3,634 shares of its common stock (at an aggregate purchase price of $40,000) in exchange for substantially all of the outstanding assets and liabilities of BIS. The stock options, which have an exercise price of $11.01 per share, replaced existing BIS options. BIS, headquartered in Herndon, Virginia, provided enterprise integration services and will operate as CIBER's Enterprise Integration Practice.

CIBER's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of EJR, York, ISC and BIS. Selected financial data of CIBER, EJR, and collectively of York, ISC and BIS prior to their merger with CIBER, and on a combined basis, were (in thousands, except per share data):

                                                                  PRIOR TO MERGER WITH CIBER
                                                                  --------------------------
                                                                                YORK,
                                                      CIBER          EJR      ISC, & BIS     COMBINED
                                                     --------     -------     ----------     --------
SIX MONTHS ENDED DECEMBER 31, 1998
     Revenues                                        $339,714           -      $ 22,070      $361,784
     Net income                                        25,437           -         2,398        27,835
     Pro forma net income                              25,437           -         1,950        27,387
     Pro forma income per share - diluted            $    .46                                $    .46
YEAR ENDED JUNE 30, 1998
     Revenues                                        $550,421     $26,067      $ 30,746      $607,234
     Net income (loss)                                 36,510         (33)        4,807        41,284
     Pro forma net income (loss)                       34,303         (33)        3,441        37,711
     Pro forma income per share - diluted            $    .65                                $    .65
YEAR ENDED JUNE 30, 1997
     Revenues                                        $390,817     $22,563      $ 21,590      $434,970
     Net income                                        20,696         530         3,873        25,099
     Pro forma net income                              19,893         530         2,699        23,122
     Pro forma income per share - diluted            $    .40                                $    .42
YEAR ENDED JUNE 30, 1996
     Revenues                                        $275,576     $20,389        16,134      $312,099
     Net income                                        14,380         401         3,863        18,644
     Pro forma net income                              12,068         401         2,607        15,076
     Pro forma income per share - diluted            $    .26                                $    .29


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

(3) ACQUISITIONS

THE DORADUS CORPORATION ("DORADUS") - On November 15, 1998, CIBER acquired all of the outstanding capital stock of Doradus for $4.0 million. Additional consideration of up to $400,000 may be payable in one year. The acquisition has been accounted for as a purchase. Accordingly, CIBER's consolidated financial statements include the results of operations of Doradus since the date of acquisition. CIBER has recorded goodwill of $3.9 million related to this acquisition, which will be amortized over 15 years. If any additional consideration is paid, it will be recorded as goodwill. Doradus, located in Minneapolis, Minnesota, provided IT consulting services similar to CIBER.

PARAGON SOLUTIONS, INC. ("PARAGON") - On January 8, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paragon for $4.4 million. This acquisition has been accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of Paragon since the date of acquisition. CIBER has recorded goodwill of $4.3 million related to this acquisition, which will be amortized over 15 years. Paragon, located in Pittsburgh, Pennsylvania, provided Oracle software implementation services.

PARADYME HR TECHNOLOGIES CORPORATION ("PARADYME HRT") - On February 5, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paradyme HRT for $5.0 million. Additionally, the terms of the purchase provide for additional consideration of up to $3.0 million based on certain performance criteria during the 12-month periods ending January 31, 2000 and 2001. This acquisition has been accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of Paradyme HRT since the date of acquisition. CIBER has recorded goodwill of $4.2 million related to this acquisition, which will be amortized over 15 years. Any additional consideration paid will be accounted for as additional goodwill. Paradyme HRT, located in Columbia, South Carolina, provided ERP Outsourcing services and HR/Payroll business services and has become CIBER's Enterprise Outsourcing Practice.

COMPAID CONSULTING SERVICES, INC. ("COMPAID") - On March 2, 1999, CIBER acquired all of the outstanding capital stock of Compaid for approximately $9.7 million. The purchase price is subject to adjustment based on finalization of the Compaid balance sheet at the acquisition date. The acquisition has been accounted for as a purchase. Accordingly, CIBER's consolidated financial statements include the results of operations of Compaid since the date of acquisition. CIBER has recorded goodwill of approximately $7.4 million related to this acquisition, which will be amortized over 15 years. Compaid, headquartered in Atlanta, Georgia, provided services similar to CIBER.

The following unaudited pro forma financial information presents the combined results of operations of CIBER, Doradus, Paragon, Paradyme HRT and Compaid as if the acquisitions had occurred as of the beginning of fiscal years 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, decreased interest revenue as a result of the cash paid for the acquisitions, and the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had CIBER and the four acquired companies constituted a single entity during such periods.

                                                  NINE MONTHS ENDED
                                                       MARCH 31,
                                              ---------------------------
IN THOUSANDS                                    1998              1999
                                              --------          --------
Revenues                                      $455,373          $565,726
Net income                                      26,772            40,029
Pro forma net income                            25,442            40,331
Pro forma income per share - diluted          $    .44          $    .67


In the current fiscal year, CIBER paid additional cash consideration of $688,000 to the former owners of Oasys, Inc. related to the March 1996 acquisition. This additional consideration was recorded as additional goodwill.

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

A reconciliation of cash paid for acquisitions during the nine months ended March 31, 1999 is as follows (IN THOUSANDS):

  Fair value of assets acquired                                 $  24,493
  Liabilities assumed                                              (1,783)
  Additional cash consideration on previous acquisitions              806
                                                                ---------
     Total cash paid for acquisitions                           $  23,516
                                                                ---------
                                                                ---------


(4)  SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the nine months ended March 31, 1999 were (in thousands):

                                                            Common stock       Additional                                  Total
                                                           ----------------     paid-in       Retained     Treasury    shareholders'
                                                           Shares    Amount     capital       earnings      stock         equity
                                                           ------    ------    ----------     --------     -------     -------------
BALANCES AT JULY 1, 1998, AS RESTATED (SEE NOTE 2)         56,478     $565     $ 94,797       $ 79,654     $     -       $175,016

Employee stock purchases and options exercised                942        9       10,056         (2,118)      2,118         10,065
Immaterial pooling of interests                               961       10          806              -           -            816
Acquisition consideration                                      48        -          100            (96)      1,049          1,053
Tax benefit from exercise of stock options                      -        -        4,052              -           -          4,052
Termination of S corporation tax status of merged companies     -        -        2,912         (2,912)                         -
Compensation expense related to stock                           2        -        1,049              -           -          1,049
Purchases of treasury stock                                     -        -            -              -      (4,274)        (4,274)
Net income                                                      -        -            -         41,286           -         41,286
Distributions by merged companies                               -        -            -         (2,655)                    (2,655)
                                                           ------     ----     --------       --------     -------       --------
BALANCES AT MARCH 31, 1999                                 58,431     $584     $113,772       $113,159     $(1,107)      $226,408
                                                           ------     ----     --------       --------     -------       --------
                                                           ------     ----     --------       --------     -------       --------


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

In addition, from July 1, 1998 to March 31, 1999, CIBER granted options for 1,898,375 shares of common stock, at fair market value, to certain employees under the Employees' Stock Option Plan at exercise prices ranging from $16.00 to $29.44 per share. In connection with the mergers of York and BIS, CIBER granted replacement options for 34,277 shares of common stock at exercise prices of $5.19 - $11.01 per share. In addition, in connection with the merger of ISC, CIBER granted options for 58,584 shares of common stock, with an exercise price of $.01, to certain employees. Compensation expense, measured as the difference between the fair market value of CIBER stock on the date of grant and $.01, is being recognized over the vesting periods. Compensation expense of approximately $1.0 million was recognized during the nine months ended March 31, 1999.

(6) REVOLVING LINE OF CREDIT

The Company has a $35 million unsecured revolving line of credit with a bank. There were no outstanding borrowings under this bank line at March 31, 1999 and June 30, 1998. Any outstanding borrowings would bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement requires a commitment fee of .225% per annum on any unused portion of the line of credit up to $20 million. The credit agreement expires in December 1999.

(7) SUBSEQUENT EVENTS

On April 30, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Digital Software Corporation ("DSC") for approximately $7.0 million in cash. This acquisition will be accounted for as a purchase. Accordingly, CIBER's consolidated financial statements will include the results of operations of DSC after the date of acquisition. CIBER will record goodwill of approximately $7.0 million related to this acquisition, which will be amortized over 15 years. DSC, located in Aurora, Colorado provided software engineering services similar to CIBER.

(8)  QUARTERLY FINANCIAL INFORMATION

The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All information has been restated for poolings of interests business combinations through March 31, 1999.

                                                      FIRST       SECOND        THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA                  QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                                     --------     --------     --------     --------     --------
NINE MONTHS ENDED MARCH 31, 1999
  Revenues                                           $176,366     $185,418     $190,017          N/A     $551,801
  Merger costs                                          1,535            -        2,510          N/A        4,045
  Operating income                                     20,244       24,770       23,623          N/A       68,637
  Net income                                           12,225       15,610       13,451          N/A       41,286
  Pro forma net income                                 12,025       15,362       14,201          N/A       41,588
  Pro forma income per share - basic                 $   0.21     $   0.27     $   0.24          N/A     $   0.72
  Pro forma income per share - diluted               $   0.20     $   0.26     $   0.24          N/A     $   0.70
  Supplemental information - pro forma income
     per share - diluted, excluding merger costs     $   0.23     $   0.26     $   0.28          N/A     $   0.76
YEAR ENDED JUNE 30, 1998
  Revenues                                           $135,915     $149,230     $156,015     $166,074     $607,234
  Merger costs                                            614        1,573          504        1,847        4,538
  Operating income                                     11,855       13,558       18,826       18,956       63,195
  Net income                                            7,699        7,633       12,316       13,636       41,284
  Pro forma net income                                  7,048        7,913       11,357       11,393       37,711
  Pro forma income per share - basic                 $   0.13     $   0.14     $   0.20     $   0.20     $   0.68
  Pro forma income per share - diluted               $   0.12     $   0.14     $   0.19     $   0.19     $   0.65
  Supplemental information - pro forma income
     per share - diluted, excluding merger costs     $   0.13     $   0.16     $   0.20     $   0.23     $   0.73
YEAR ENDED JUNE 30, 1997
  Revenues                                           $ 94,337     $101,763     $113,561     $125,309     $434,970
  Merger costs                                            622          596            -            -        1,218
  Operating income                                      7,445        7,111       10,536       12,492       37,584
  Net income                                            4,464        4,877        7,129        8,629       25,099
  Pro forma net income                                  4,492        4,492        6,460        7,678       23,122
  Pro forma income per share - basic                 $   0.09     $   0.09     $   0.12     $   0.14     $   0.44
  Pro forma income per share - diluted               $   0.08     $   0.08     $   0.12     $   0.14     $   0.42
  Supplemental information - pro forma income
     per share - diluted, excluding merger costs     $   0.10     $   0.09     $   0.12     $   0.14     $   0.44


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

OVERVIEW

Through March 31, 1999, the Company operated as two major divisions: the CIBER Information Services ("CIS") Division and the CIBER Solutions ("Solutions") Division. The CIS Division provides application software development and maintenance services including project management and transitional and selective outsourcing. The Solutions Division provides information technology integration services principally in the areas of management consulting, aligning business/IT solutions (including E-business, data warehousing and middleware integration), enterprise applications solutions (EAS/ERP) implementation and outsourcing services, enterprise integration, and network services consulting and products.

In general, the Solutions Division consulting revenues provide higher gross margins than the CIS Division. However, the Solutions Division activities also involve higher selling, general and administrative expenses as a percentage of revenues. Consequently, fluctuations in gross margin and selling, general and administrative expenses as a percentage of revenues may be due to changes in the mix of revenues between the CIS Division and the Solutions Division. Management believes that operating income before amortization and merger costs, as a percentage of revenues, is a more meaningful indicator because it better reflects the effects of revenue mix.

The Company plans that for its fiscal year ended June 30, 2000 it will recharacterize its business model sales structure to be comprised of groups and practices rather than divisions and subsidiaries. The "groups" will be:

      -  Management & Strategic IT Consulting
      -  Enterprise Application Solutions (EAS/ERP)
      -  E-Business Solutions
      -  Custom Delivery Solutions
      -  Enterprise Systems and Network Integration

This will mean that all of the Company's services will be sold under one name, CIBER, and will involve a common marketing theme and logo. This approach will replace the several different names, logos, and marketing themes of the Company's existing operating subsidiaries. Management believes the intended new structure will offer several benefits, including branding and market clarity and a platform that enables greater cross-selling to the Company's existing customer base.

CIBER's largest customer is IBM, which represented approximately 6% of revenues for the nine months ended March 31, 1999. The Company's contract with IBM was renewed in March 1999 and will expire on December 31, 1999 with an option to extend the contract through March 31, 2000

BUSINESS COMBINATIONS

The Company has grown significantly through mergers and acquisitions as well as through internal growth. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over periods of up to 15 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. Unless the effects are immaterial, the Company's consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. In addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period. As disclosed in the Notes to Consolidated Financial Statements, included herein, from July 1, 1998 to March 31, 1999, five companies merged with CIBER in business combinations accounted for as poolings of interests and CIBER acquired four companies in business combinations accounted for as purchases.

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

The Company's revenues for the three months ended March 31, 1999 increased 21.8% to $190.0 million from $156.0 million for the quarter ended March 31, 1998. This represents a 25.4% increase in consulting revenues offset by a planned decrease in other revenues. For the three months ended March 31, 1999, CIS Division consulting revenues increased 17.7% to $104.5 million from $88.8 million for the same quarter of last year and the Solutions Division consulting revenues increased 38.2% to $74.1 million from $53.6 million for the same quarter of last year. Other revenues decreased to $11.4 million for the three months ended March 31, 1999 from $13.6 million for the same quarter last year. CIS Division consulting revenues accounted for 58.5% and 62.3% of total consulting revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 25.4% increase in consulting revenues for the three months ended March 31, 1999 in comparison to the three months ended March 31, 1998, approximately 5.2% was due to revenues from acquired businesses or from mergers accounted for as immaterial poolings of interests and approximately 20.2% was due to organic growth of existing operations. Organic growth for the quarter was lessened due to declining direct Year 2000 service revenues. Management estimates that organic growth would have been approximately 23%, or 3% greater, absent this effect.

Gross margin percentage improved to 36.2% of revenues for the three months ended March 31, 1999 from 36.0% of revenues for the same quarter of last year. This improvement is due to improved gross margins on both consulting services and other revenues.

Selling, general and administrative expenses were 21.7% of revenues for the three months ended March 31, 1999 compared to 23.0% of revenues for the same quarter last year. The decrease as a percentage of revenues is primarily due to greater economies of scale, including reduced administrative costs of certain merged companies.

Amortization of intangible assets increased to $1.5 million for the three months ended March 31, 1999 from $978,000 for the same quarter last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions.

Merger costs, primarily transaction related broker and professional costs, of $2.5 million were incurred during the three months ended March 31, 1999 compared to $504,000 for the same quarter last year.

Net interest and other income increased to $797,000 for the three months ended March 31, 1999 from $445,000 for the same quarter last year due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for the three months ended March 31, 1999 and 1998 were 41.8% and 41.1%, respectively. The Company's effective tax rate is higher than its normal effective tax rate due to nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

The Company's pro forma net income increased 25.0% to $14.2 million for the three months ended March 31, 1999 from $11.4 million for the quarter ended March 31, 1998.

NINE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO NINE MONTHS ENDED MARCH 31,
1998

The Company's revenues for the nine months ended March 31, 1999 increased 25.1% to $551.8 million from $441.1 million for the nine months ended March 31, 1998. This represents a 27.5% increase in consulting revenues offset by a planned decrease in other revenues. For the nine months ended March 31, 1999, CIS Division consulting revenues increased 20.2% to $300.8 million from $250.3 million for the same period of last year and the Solutions Division consulting revenues increased 40.1% to $203.0 million from $144.8 million for the same period of last year. Other revenues increased 4.4% to $48.0 million for the nine months ended March 31, 1999 from $46.0 million for the same period last year. CIS Division consulting revenues accounted for 59.7% and 63.3% of total consulting revenues for the nine months ended March 31, 1999 and 1998, respectively. The increase in revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 27.5% increase in consulting revenues for the nine months ended March 31, 1999 in comparison to the nine months ended March 31, 1998, approximately 3.1% was due to revenues from acquired businesses or from mergers accounted for as immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations.

Gross margin percentage improved to 35.5% of revenues for the nine months ended March 31, 1999 from 34.6% of revenues for the same period of last year. This improvement is due to improved gross margins on both consulting services and other revenues.

Selling, general and administrative expenses were 21.7% of revenues for the nine months ended March 31, 1999 compared to 23.3% of revenues for the same period last year. The decrease as a percentage of revenues is primarily due to greater economies of scale, including reduced administrative costs of certain merged companies.

Amortization of intangible assets increased to $3.6 million for the nine months ended March 31, 1999 from $2.9 million for the same period last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions.

Merger costs, primarily transaction related broker and professional costs, of $4.0 million were incurred during the nine months ended March 31, 1999 compared to $2.7 million for the same period last year.

Net interest and other income increased to $2.2 million for the nine months ended March 31, 1999 from $1.3 million for the same period last year due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment to income tax expense, if any, the Company's pro forma effective tax rates for the nine months ended March 31, 1999 and 1998 were 41.3% and 42.2%, respectively. The Company's effective tax rate is higher than its normal effective tax rate due to nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

The Company's pro forma net income increased 58.0% to $41.6 million for the nine months ended March 31, 1999 from $26.3 million for the nine months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $143.0 million of working capital, of which $66.1 million was cash and cash equivalents, and had a current ratio of 2.7:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its cash and cash equivalents, its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs during at least the next twelve months.

Net cash provided by operating activities was $50.3 million and $26.4 million for the nine months ended March 31, 1999 and 1998, respectively. This increase was primarily due to increased net income. Included in net cash provided by operating activities was $4.1 million and $7.1 million for the nine months ended March 31, 1999 and 1998, respectively, related to the tax benefit from the exercise of stock options.

The Company's accounts receivable totaled $155.1 million at March 31, 1999 compared to $127.7 million at June 30, 1998. This increase is primarily a result of the Company's increase in revenues and also the mix shift to more solution oriented engagements.

Net cash used in investing activities was $32.1 million and $7.2 million during the nine months ended March 31, 1999 and 1998, respectively. The Company used cash of $23.5 million during the nine months ended March 31, 1999 for acquisitions. The Company also purchased property and equipment of $8.6 million and $7.6 million during the nine months ended March 31, 1999 and 1998, respectively.

Net cash provided by (used in) financing activities was $3.1 million and ($4.6 million) during the nine months ended March 31, 1999 and 1998, respectively. The Company obtained net cash proceeds from sales of common stock to employees of $10.1 million and $4.7 million during the nine months ended March 31, 1999 and 1998, respectively. This increase is primarily due to increased participation in CIBER's Employee Stock Purchase Plan. During the nine months ended March 31, 1999, CIBER purchased 206,000 shares of treasury stock for $4.3 million. Of these treasury shares, 151,000 were reissued as additional consideration related to the acquisition of CNSI and as sales of common stock under CIBER's Employee Stock Purchase Plan.

The Company has a $35 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line at March 31, 1999 and June 30, 1998.

The Company's subsidiary, CNSI, has a $7.5 million unsecured inventory financing line of credit with a financial corporation. The amount outstanding totaled approximately $1.9 million at March 31, 1999 and is included in trade payables on the Company's balance sheet.

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

CIBER has instituted various projects to address the Year 2000 issue. CIBER believes its material internal information technology ("IT") systems, including payroll, billing and accounting systems, are currently Year 2000 compliant. For significant third-party software applications, CIBER has obtained confirmation that the software is Year 2000 compliant. CIBER has completed testing and remediation, if necessary, of all internally developed software.

CIBER is currently evaluating its non-IT systems, such as building security, elevators, fire-safety systems, telephones, voice mail and other systems containing embedded microprocessors as well as evaluating the Year 2000 readiness of its significant suppliers. CIBER relies on the services of the landlords of its offices, telecommunications companies, banks, utilities, commercial airlines, and insurance companies, among others. As of March 31, 1999, CIBER has received Year 2000 compliance status information from 87% of its significant suppliers. Of these, 52% have indicated that they are currently Year 2000 compliant. The remainder have indicated that they plan to be Year 2000 compliant by December 31, 1999. If CIBER does not obtain reasonable assurances from its significant third-party vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, CIBER intends to devise contingency plans. There can be no assurance that any contingency plans developed by CIBER will prevent such service interruption on the part of one or more of CIBER's vendors from having a material adverse affect on CIBER.

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

As a reseller of certain IT products, CIBER only passes to its customers the applicable vendor's warranties. CIBER makes no warranties regarding Year 2000 compliance of any of the products it resells. CIBER's subsidiary, The Summit Group, Inc. ("Summit"), has developed and licensed certain warehousing and traffic software products that have subsequently been modified to be Year 2000 compliant. Year 2000 compliant versions have been tested both internally and by a third party. Summit is offering the Year 2000 compliant software versions to its prior and existing customers at no charge. Summit plans to complete all necessary client upgrades by September 30, 1999.

Many of CIBER's clients needed to repair or replace their legacy systems because of Year 2000 issues. CIBER believes this favorably impacted the demand for its services and products. CIBER believes that its direct Year
2000 services, like code renovation, peaked in the quarter ended March 31, 1998 and has been diminishing since then. CIBER also believes that as companies focused on Year 2000 issues, other less critical projects were being delayed. In addition, management of CIBER believes that the demand for certain of its other IT services, particularly those related to the internet, e-commerce, and networking, may offset any decrease caused by diminishing
Year 2000 revenues. As of March 31, 1999, management estimates approximately 5% of CIBER's revenues were being derived from Year 2000 services. As a result of these factors, CIBER does not expect a decrease in the overall demand for its services as the Year 2000 draws closer. However, given the lack of precedent for an issue of this nature and magnitude, CIBER's ability to forecast the impact on future operations is limited. In addition, the business interruption of any of CIBER's significant clients, resulting from their Year 2000 issues, could have a material adverse affect on CIBER.

As described above, CIBER has identified various potential issues associated with the Year 2000 issue. CIBER is devoting internal resources and is working with its suppliers to help ensure that CIBER's business is not substantially interrupted as a result of the Year 2000. CIBER believes that the total amounts spent by it to date and that it expects to spend in 1999 addressing the Year 2000 issue will be less than $250,000. CIBER currently does not have a contingency plan in the event of a particular system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that CIBER is not going to achieve its compliance objectives. Although CIBER expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations, management believes that it is not possible to determine with certainty that all Year 2000 problems affecting CIBER, its vendors, or its clients have been identified or corrected. If CIBER is required to implement any contingency plan, it could have a material adverse effect on CIBER's operations. This discussion of CIBER's Year 2000 efforts, management's expectations relating to Year 2000 compliance and the possible affects on CIBER are forward-looking statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires disclosure of financial and descriptive information about an entity's reportable operating segments. This standard is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information for prior periods. The Company will provide the disclosures required by SFAS 131, if any, in its fiscal year 1999 annual financial statements. In addition, the Company believes that other recent accounting pronouncements will not have a material affect on its financial statements.

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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           On August 31, 1998, The Cushing Group ("Cushing") merged with CIBER in a business combination accounted for as a pooling of interests. CIBER issued to the former shareholders of Cushing a total of 961,135 shares of its common stock, of which 336,135 shares, having an aggregate value of $8.4 million, were not registered under the Securities Act of 1933. The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of common stock.

           On January 29, 1999, York & Associates, Inc. ("York") merged with CIBER in a business combination accounted for as a pooling of interests. CIBER issued to the former shareholders of York a total of 548,857 shares of its common stock, of which 111,357 shares, having an aggregate value of $3.1 million, were not registered under the Securities Act of 1933. The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                          Financial Data Schedules:
           Exhibit 27.1   Restated for the year ended June 30, 1996.
           Exhibit 27.2   Restated for: the three months ended September
                          30, 1996; the six months ended December 31, 1996; the nine months ended March 31, 1997; and the year ended June 30, 1997.
           Exhibit 27.3   Restated for: the three months ended September
                          30, 1997; the six months ended December 31, 1997; the nine months ended March 31, 1998; and the year ended June 30, 1998.
           Exhibit 27.4 Restated for: the three months ended September 30, 1998 and the six months ended December 31, 1998.
           Exhibit 27.5   For the nine months ended March 31, 1999.


           A report on Form 8-K was filed on March 5, 1999 that announced the merger of Business Impact Systems, Inc. with CIBER.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       CIBER, INC.
                                       (Registrant)


Date May 7, 1999                       By /s/ Mac J. Slingerlend
                                          ---------------------------
                                       Mac J. Slingerlend
                                       President and Chief Executive Officer


Date May 7, 1999                       By /s/ Richard A. Montoni
                                          ---------------------------
                                       Richard A. Montoni
                                       Executive Vice President and Chief
                                       Financial Officer