Form 10-Q/A
period 1999-03-31
CIBER INC
filed 1999-07-13
CIK 918581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                   FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



 For the quarter ended:                                  Commission file number:
 MARCH 31, 1999                                               0-23488



                                   CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                     38-2046833
   (STATE OF INCORPORATION)                  (I.R.S.EMPLOYER IDENTIFICATION NO.)



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


                                  Yes X No ___

As of March 31, 1999, there were 58,431,112 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, INC.
                                   FORM 10-Q/A

                                TABLE OF CONTENTS


                                                                                                          PAGE
       PART I.       FINANCIAL INFORMATION


       Item 1.       Financial Statements (unaudited):

                     Consolidated Statements of Operations
                     Three and nine months ended March 31, 1999 and 1998                                    3

                     Consolidated Balance Sheets
                     March 31, 1999 and June 30, 1998                                                       4

                     Consolidated Statements of Cash Flows
                     Nine months ended March 31, 1999 and 1998                                              5

                     Notes to Consolidated Financial Statements                                             6


       Item 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                             14


       Item 3.       Quantitative and Qualitative Disclosures About Market Risk                            19

      PART II.       OTHER INFORMATION                                                                     20

                     SIGNATURES                                                                            21


                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                MARCH 31,                         MARCH 31,
                                                      ----------------------------     -----------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                     1998(1)           1999           1998(1)            1999
                                                      ------------     -----------     ------------      -----------
Consulting services                                     $134,482         $173,456        $373,109          $476,609
Other revenues                                            13,611           11,445          45,979            48,006
                                                      ------------     -----------     ------------      -----------
     Total revenues                                      148,093          184,901         419,088           524,615
                                                      ------------     -----------     ------------      -----------

Cost of consulting services                               85,136          110,372         241,302           305,032
Cost of other revenues                                     9,727            7,953          33,719            33,174
Selling, general and administrative expenses              34,020           40,382          98,261           114,621
Amortization of intangible assets                            978            2,314           2,886             4,465
Merger costs                                                 504                -           2,691             1,535
                                                      ------------     -----------     ------------      -----------
     Operating income                                     17,728           23,880          40,229            65,788
Interest and other income                                    414              644           1,208             1,974
Interest expense                                             (23)               -            (193)                -
                                                      ------------     -----------     ------------      -----------
     Income before income taxes                           18,119           24,524          41,244            67,762
Income tax expense                                         6,732            9,641          17,317            27,442
                                                      ------------     -----------     ------------      -----------
     Net income                                       $   11,387        $  14,883       $  23,927          $ 40,320
                                                      ------------     -----------     ------------      -----------
                                                      ------------     -----------     ------------      -----------

Pro forma information (Note 1):
     Historical net income                            $   11,387        $  14,883       $  23,927          $ 40,320
     Pro forma adjustment to income tax expense             (730)               -            (211)                -
                                                      ------------     -----------     ------------      -----------
     Pro forma net income                             $   10,657        $  14,883       $  23,716          $ 40,320
                                                      ------------     -----------     ------------      -----------
                                                      ------------     -----------     ------------      -----------

     Pro forma income per share - basic                 $   0.21         $   0.27        $   0.46           $  0.74

     Pro forma income per share - diluted               $   0.20         $   0.26        $   0.44           $  0.72


Weighted average shares - basic                           51,702           56,154          51,090            54,261

Weighted average shares - diluted                         54,294           58,021          53,591            56,223



(1) Restated for pooling of interests - See Note 3.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,           MARCH 31,
IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA                                    1998(1)              1999
                                                                               -------------      --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  38,238          $  66,062
   Accounts receivable                                                             121,538            155,141
   Inventories                                                                         618                550
   Prepaid expenses and other assets                                                 4,792              3,887
   Deferred income taxes                                                             1,458              1,913
                                                                               -------------      --------------
       Total current assets                                                        166,644            227,553
                                                                               -------------      --------------

Property and equipment, at cost                                                     32,561             42,758
Less accumulated depreciation and amortization                                     (15,219)           (20,634)
                                                                               -------------      --------------
       Net property and equipment                                                   17,342             22,124
                                                                               -------------      --------------

Intangible assets, net                                                              33,597            152,556
Deferred income taxes                                                                2,068              4,301
Other assets                                                                         2,134              3,162
                                                                               -------------      --------------
       Total assets                                                               $221,785           $409,696
                                                                               -------------      --------------
                                                                               -------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade payables                                                                $  10,989          $  15,576
   Accrued compensation and payroll taxes                                           25,720             41,286
   Deferred revenues                                                                 4,097              3,254
   Other accrued expenses and liabilities                                           11,859             11,737
   Income taxes payable                                                              3,276             12,674
                                                                               -------------      --------------
       Total current liabilities                                                    55,941             84,527
                                                                               -------------      --------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                                      -                  -
  Common stock, $0.01 par value, 80,000,000 shares authorized,
       52,248,000 and 58,431,000 shares issued and outstanding                         522                584
  Additional paid-in capital                                                        93,889            216,153
  Retained earnings                                                                 71,433            109,539
  Treasury stock, 55,000 shares at cost                                                  -             (1,107)
                                                                               -------------      --------------
       Total shareholders' equity                                                  165,844            325,169
                                                                               -------------      --------------
       Total liabilities and shareholders' equity                                 $221,785           $409,696
                                                                               -------------      --------------
                                                                               -------------      --------------


(1) Restated for pooling of interests - See Note 3.

See accompanying notes to consolidated financial statements.

                                   CIBER, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             -------------------------------
IN THOUSANDS                                                                   1998(1)              1999
                                                                             ----------           ----------
OPERATING ACTIVITIES:
     Net income                                                               $23,927              $40,320
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                          6,918                9,639
         Deferred income taxes                                                 (1,094)              (3,654)
         Other                                                                     41                  216
         Changes in operating assets and liabilities,
           net of the effects of acquisitions:
              Accounts receivable                                             (24,912)             (21,853)
              Inventories                                                         130                   68
              Other current and long-term assets                               (3,661)                 707
              Trade payables                                                   (3,514)               3,922
              Accrued compensation and payroll taxes                            9,534               13,912
              Deferred revenues                                                 1,955                 (843)
              Other accrued expenses and liabilities                            2,940               (2,735)
              Income taxes payable                                             11,370               10,298
                                                                             ----------           ----------
                  Net cash provided by operating activities                    23,634               49,997
                                                                             ----------           ----------

INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                          (351)             (19,364)
     Purchases of property and equipment                                       (7,486)              (8,560)
     Purchases of investments                                                    (905)                   -
     Sales of investments                                                       1,695                    -
                                                                             ----------           ----------
                  Net cash used in investing activities                        (7,047)             (27,924)
                                                                             ----------           ----------

FINANCING ACTIVITIES:
     Proceeds from sales of common stock, net                                   4,607               10,025
     Purchases of treasury stock                                                    -               (4,274)
     Net payments on bank lines of credit                                      (1,022)                   -
     Payments on notes payable                                                 (2,650)                   -
     Borrowings on notes payable                                                  247                    -
     Distributions by merged companies                                         (4,675)                   -
                                                                             ----------           ----------
                  Net cash provided by (used in) financing activities          (3,493)               5,751
                                                                             ----------           ----------

                  Net increase in cash and cash equivalents                    13,094               27,824
     Cash and cash equivalents, beginning of period                            27,257               38,238
                                                                             ----------           ----------
     Cash and cash equivalents, end of period                                 $40,351              $66,062
                                                                             ----------           ----------
                                                                             ----------           ----------


(1) Restated for pooling of interests - See Note 3.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CIBER's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three-month and nine-month periods ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

(2) CHANGES IN REPORTED AMOUNTS

CIBER has revised its previously issued financial statements for the three and nine month periods ended March 31, 1999 and 1998 to change the accounting for the following business combinations from poolings of interests to acquisitions using the purchase method of accounting:

York & Associates, Inc. ("York") - January 29, 1999
Integration Software Consultants, Inc. ("ISC") - February 2, 1999
Business Impact Systems, Inc. ("BIS") - February 26, 1999

Subsequent to the mergers of York, ISC and BIS, CIBER announced its intention to repurchase up to 10% of CIBER's outstanding common stock. Pursuant to current accounting practices, the initiation of a stock repurchase program precludes CIBER from recording the York, ISC and BIS mergers as poolings of interests transactions. CIBER's revised financial statements only include the results of operations of York, ISC and BIS since the date of acquisition. The following table summarizes the changes to the previously reported amounts.

                                                      THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                      ------------------------------    ----------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                      1998              1999            1998             1999
                                                      ------------     -------------    -----------      -----------
Total revenues
     As previously reported                             $156,015         $190,017         $441,160         $551,801
     As revised                                          148,093          184,901          419,088          524,615

Net income
     As previously reported                               12,316           13,451           27,648           41,286
     As revised                                           11,387           14,883           23,927           40,320

Pro forma net income
     As previously reported                               11,357           14,201           26,318           41,588
     As revised                                           10,657           14,883           23,716           40,320

Pro forma income per share - diluted
     As previously reported                              $  0.19          $  0.24          $  0.46          $  0.70
     As revised                                          $  0.20          $  0.26          $  0.44          $  0.72

Weighted average shares - diluted
     As previously reported                               58,524           60,141           57,821           59,760
     As revised                                           54,294           58,021           53,591           56,223

                                                       JUNE 30,         MARCH 31,
                                                         1998              1999
                                                      ------------     -------------
Total assets
     As previously reported                            $  235,511       $  310,935
     As revised                                           221,785          409,696

Total equity
     As previously reported                               175,016          226,408
     As revised                                           165,844          325,169



(3)  POOLINGS OF INTERESTS

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

Selected financial data of CIBER and of EJR, prior to its merger with CIBER, and on a combined basis, were (in thousands, except per share data):

                                                                CIBER              EJR              COMBINED
                                                            --------------    ---------------    ----------------
YEAR ENDED JUNE 30, 1998
     Revenues                                               $    550,421      $      26,067       $   576,488
     Net income (loss)                                            36,510                (33)           36,477
     Pro forma net income (loss)                                  34,303                (33)           34,270
     Pro forma income per share - diluted                   $        .65                          $       .64

YEAR ENDED JUNE 30, 1997
     Revenues                                               $    390,817      $      22,563       $   413,380
     Net income                                                   20,696                530            21,226
     Pro forma net income                                         19,893                530            20,423
     Pro forma income per share - diluted                   $        .40                          $       .40

YEAR ENDED JUNE 30, 1996
     Revenues                                               $    275,576      $      20,389       $   295,965
     Net income                                                   14,380                401            14,781
     Pro forma net income                                         12,068                401            12,469
     Pro forma income per share - diluted                   $        .26                          $       .26




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

(4) ACQUISITIONS

From July 1, 1998 to March 31, 1999, CIBER acquired the following companies in business combinations accounted for as purchases. Accordingly, CIBER's consolidated financial statements include the results of operations of the acquired companies since the date of acquisition.

COMPAID CONSULTING SERVICES, INC. ("COMPAID") - On March 2, 1999, CIBER acquired all of the outstanding capital stock of Compaid for approximately $9.7 million. The purchase price is subject to adjustment based on finalization of the Compaid balance sheet at the acquisition date. CIBER has recorded goodwill of approximately $7.5 million related to this acquisition, which will be amortized over 15 years. Compaid, headquartered in Atlanta, Georgia, provided services similar to CIBER.

BUSINESS IMPACT SYSTEMS, INC. ("BIS") - On February 26, 1999, CIBER issued 2,401,028 shares of its common stock and granted options for 3,634 shares of its common stock (at an aggregate purchase price of $40,000) in exchange for substantially all of the outstanding assets and liabilities of BIS. The stock options, which have an exercise price of $11.01 per share, replaced existing BIS options. The aggregate purchase price was $62.2 million, including acquisition costs. CIBER has recorded goodwill of $55.6 million related to this acquisition, which will be amortized over 20 years. BIS, headquartered in Herndon, Virginia, provided enterprise integration services and will operate as CIBER's Enterprise Integration Practice.

PARADYME HR TECHNOLOGIES CORPORATION ("PARADYME HRT") - On February 5, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paradyme HRT for $5.0 million. Additionally, the terms of the purchase provide for additional consideration of up to $3.0 million based on certain performance criteria during the 12-month periods ending January 31, 2000 and 2001. CIBER has recorded goodwill of $4.4 million related to this acquisition, which will be amortized over 15 years. Any additional consideration paid will be accounted for as additional goodwill. Paradyme HRT, located in Columbia, South Carolina, provided ERP Outsourcing services and HR/Payroll business services and has become CIBER's Enterprise Outsourcing Practice.

INTEGRATION SOFTWARE CONSULTANTS, INC. ("ISC") - On February 2, 1999, CIBER issued 1,280,289 shares of its common stock in exchange for all of the outstanding common stock of ISC. The aggregate purchase price was $34.0 million, including acquisition costs. CIBER has recorded goodwill of $31.9 million related to this acquisition, which will be amortized over 20 years. ISC, headquartered in Philadelphia, Pennsylvania, provided SAP software implementation services.

YORK & ASSOCIATES, INC. ("YORK") - On January 29, 1999, CIBER issued 548,857 shares of its common stock and granted options for 30,643 shares of its common stock (at an aggregate exercise price of $159,000) in exchange for substantially all of the outstanding assets and liabilities of York. The stock options, which have an exercise price of $5.19 per share, replaced existing York options. The aggregate purchase price was $14.5 million, including acquisition costs. CIBER has recorded goodwill of $12.2 million related to this acquisition, which will be amortized over 20 years. York, headquartered in St. Paul, Minnesota, provided IT consulting and software implementation services similar to CIBER.

PARAGON SOLUTIONS, INC. ("PARAGON") - On January 8, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paragon for $4.4 million. Additionally, the terms of the purchase provide for additional consideration of up to $3.3 million based on certain performance criteria during the 12-month periods ending December 31, 1999 and 2000. CIBER has recorded goodwill of $4.3 million related to this acquisition, which will be amortized over 15 years. Paragon, located in Pittsburgh, Pennsylvania, provided Oracle software implementation services.

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

The following unaudited pro forma financial information presents the combined results of operations of CIBER, Compaid, BIS, Paradyme HRT, ISC, York, Paragon and Doradus as if the acquisitions had occurred as of the beginning of fiscal years 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, decreased interest revenue as a result of the cash paid for the acquisitions, and the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had CIBER and the seven acquired companies constituted a single entity during such periods.

                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                            -----------------------------------
IN THOUSANDS                                                                    1998                 1999
                                                                            --------------       --------------
     Revenues                                                                  $ 455,373            $ 565,726
     Net income                                                                   22,558               37,911
     Pro forma net income                                                         22,347               37,911
     Pro forma income per share - diluted                                      $     .39            $     .65



For income tax purposes, the acquisitions of Doradus, York, ISC, BIS and Compaid were non-taxable transactions.

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

A reconciliation of cash paid for acquisitions during the nine months ended March 31, 1999 is as follows (in thousands):


Fair value of assets acquired                                                 $   136,298
Liabilities assumed                                                               (10,403)
Common stock issued in connection with acquisitions                              (107,337)
Additional cash consideration on previous acquisitions                                806
                                                                              ------------
     Total cash paid for acquisitions                                         $    19,364
                                                                              ------------
                                                                              ------------


(5)  SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the nine months ended March 31, 1999 were (in thousands):


                                                            Common stock     Additional                           Total
                                                         -------------------  paid-in   Retained   Treasury   shareholders'
                                                          Shares    Amount    capital   earnings    stock         equity
                                                         --------- --------- ---------- ---------- --------- ----------------
BALANCES AT JULY 1, 1998, AS RESTATED (SEE NOTE 3)         52,248     $522     $ 93,889   $71,433   $      -      $165,844

Employee stock purchases and options exercised                941       10       10,015    (2,118)     2,118        10,025
Immaterial pooling of interests                               961       10          806         -          -           816
Acquisition consideration                                   4,279       42      106,342       (96)     1,049       107,337
Tax benefit from exercise of stock options                      -        -        4,052         -          -         4,052
Compensation expense related to stock                           2        -          216         -          -           216
Stock options exchanged for accrued compensation                -        -          833         -          -           833
Purchases of treasury stock                                     -        -            -         -     (4,274)       (4,274)
Net income                                                      -        -            -    40,320          -        40,320
                                                         --------------------------------------------------------------------
BALANCES AT MARCH 31, 1999                                 58,431     $584     $216,153  $109,539   $ (1,107)     $325,169
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------


(6) STOCK OPTION PLANS

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

In addition, from July 1, 1998 to March 31, 1999, CIBER granted options for 1,898,375 shares of common stock, at fair market value, to certain employees under the Employees' Stock Option Plan at exercise prices ranging from $16.00 to $29.44 per share. In connection with the acquisitions of York and BIS, CIBER granted replacement options for 34,277 shares of common stock at exercise prices of $5.19 - $11.01 per share. In addition, in connection with the acquisition of ISC, CIBER granted options for 58,584 shares of common stock, with an exercise price of $.01, to certain employees. Compensation expense, measured as the difference between the fair market value of CIBER stock on the date of grant and $.01, is being recognized over the vesting periods. Compensation expense of approximately $1.0 million was recognized during the nine months ended March 31, 1999.

(7) REVOLVING LINE OF CREDIT

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

(8) SUBSEQUENT EVENTS

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

(9)  QUARTERLY FINANCIAL INFORMATION

The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All information has been restated for poolings of interests business combinations through March 31, 1999.

                                                      FIRST       SECOND       THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA                   QUARTER     QUARTER     QUARTER      QUARTER     TOTAL
                                                      -------     -------     -------      -------     -----
NINE MONTHS ENDED MARCH 31, 1999
  Revenues                                            $165,658    $174,056    $184,901       N/A       $524,615
  Amortization of intangible assets                      1,082       1,069       2,314       N/A          4,465
  Merger costs                                           1,535           -           -       N/A          1,535
  Operating income                                      18,760      23,148      23,880       N/A         65,788
  Net income                                            11,117      14,320      14,883       N/A         40,320
  Pro forma net income                                  11,117      14,320      14,883       N/A         40,320
  Pro forma income per share - basic                     $0.21       $0.27       $0.27       N/A          $0.74
  Pro forma income per share - diluted                   $0.20       $0.26       $0.26       N/A          $0.72
  Supplemental information (1):
     Operating income before amortization and
         merger costs                                   21,377      24,217      26,194       N/A         71,788
     Adjusted pro forma net income, excluding
         amortization and merger costs                  13,351      15,007      16,722       N/A         45,080
YEAR ENDED JUNE 30, 1998
  Revenues                                            $129,334    $141,661    $148,093     $157,400    $576,488
  Amortization of intangible assets                        938         970         978        1,050       3,936
  Merger costs                                             614       1,573         504        1,847       4,538
  Operating income                                      10,512      11,989      17,728       17,639      57,868
  Net income                                             6,484       6,056      11,387       12,550      36,477
  Pro forma net income                                   6,208       6,851      10,657       10,554      34,270
  Pro forma income per share - basic                     $0.12       $0.13       $0.21        $0.20       $0.67
  Pro forma income per share - diluted                   $0.12       $0.13       $0.20        $0.19       $0.64
  Supplemental information (1):
     Operating income before amortization and
         merger costs                                   12,064      14,532      19,210       20,536      66,342
      Adjusted pro forma net income, excluding
         amortization and merger costs                   7,421       9,048      11,785       13,087      41,341
YEAR ENDED JUNE 30, 1997
  Revenues                                             $88,990     $96,552    $108,480     $119,358    $413,380
  Amortization of intangible assets                        602         687         782        1,016       3,087
  Merger costs                                             622         596           -            -       1,218
  Operating income                                       6,330       6,164       9,695       11,179      33,368
  Net income                                             3,420       3,960       6,407        7,439      21,226
  Pro forma net income                                   3,786       3,847       5,922        6,868      20,423
  Pro forma income per share - basic                     $0.08       $0.08       $0.12        $0.14       $0.43
  Pro forma income per share - diluted                   $0.08       $0.08       $0.12        $0.13       $0.40
  Supplemental information (1):
     Operating income before amortization and
         merger costs                                    7,554       7,447      10,477       12,195      37,673
      Adjusted pro forma net income, excluding
         amortization and merger costs                   4,775       4,884       6,420        7,507      23,586


(1) The supplemental information is provided to enhance the understanding of CIBER's operating results and are not intended to represent measurements under generally accepted accounting principles ("GAAP'). Operating income before amortization and merger costs represents total revenues, less costs of revenues, less selling, general and administrative expenses and excludes charges for amortization of intangible assets and merger costs. Adjusted pro forma net income, excluding amortization and merger costs adjusts CIBER's reported pro forma net income to exclude the net of tax affects of amortization of intangible assets and merger costs. The supplemental data is presented because these are additional measures by which CIBER internally measures its operating performance.

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

CIBER's largest customer is IBM, which represented approximately 6% of revenues for the nine months ended March 31, 1999. The Company's contract with IBM was renewed in March 1999 and will expire on December 31, 1999 with an option to extend the contract through March 31, 2000.

BUSINESS COMBINATIONS

The Company has grown significantly through mergers and acquisitions as well as through internal growth. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over periods of up to 20 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. Unless the effects are immaterial, the Company's consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. In addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period. As disclosed in the Notes to Consolidated Financial Statements, included herein, from July 1, 1998 to March 31, 1999, two companies merged with CIBER in business combinations accounted for as poolings of interests and CIBER acquired seven companies in business combinations accounted for as purchases.

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

The Company's revenues for the three months ended March 31, 1999 increased 24.9% to $184.9 million from $148.1 million for the quarter ended March 31, 1998. This represents a 29.0% increase in consulting revenues offset by a planned decrease in other revenues. For the three months ended March 31, 1999, CIS Division consulting revenues increased 17.7% to $104.5 million from $88.8 million for the same quarter of last year and the Solutions Division consulting revenues increased 50.9% to $69.0 million from $45.7 million for the same quarter of last year. Other revenues decreased to $11.4 million for the three months ended March 31, 1999 from $13.6 million for the same quarter last year. CIS Division consulting revenues accounted for 56.5% and 59.9% of total consulting revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 29.0% increase in consulting revenues for the three months ended March 31, 1999 in comparison to the three months ended March 31, 1998, approximately 10% was due to revenues from acquired businesses or from mergers accounted for as immaterial poolings of interests and approximately 19% was due to organic growth of existing operations. Organic growth for the quarter was lessened due to declining direct Year 2000 service revenues. Management estimates that organic growth would have been approximately 22%, or 3% greater, absent this effect.

Gross margin percentage improved slightly to 36.0% of revenues for the three months ended March 31, 1999 from 35.9% of revenues for the same quarter of last year. This improvement is due to improved gross margins on consulting services offset by decreased gross margins on other revenues.

Selling, general and administrative expenses were 21.8% of revenues for the three months ended March 31, 1999 compared to 23.0% of revenues for the same quarter last year. The decrease as a percentage of revenues is primarily due to greater economies of scale, including reduced administrative costs of certain merged companies.

Amortization of intangible assets increased to $2.3 million for the three months ended March 31, 1999 from $978,000 for the same quarter last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions.

Merger costs, primarily transaction related broker and professional costs, of $504,000 were incurred during the three months ended March 31, 1998, while no merger costs were incurred during the three months ended March 31, 1999.

Net interest and other income increased to $644,000 for the three months ended March 31, 1999 from $391,000 for the same quarter last year due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment to income tax expense, if any, the Company's pro forma effective tax rates for the three months ended March 31, 1999 and 1998 were 39.3% and 41.2%, respectively. The Company's effective tax rate is higher than its normal effective tax rate for the three months ended March 31, 1998 due to nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

The Company's pro forma net income increased 39.7% to $14.9 million for the three months ended March 31, 1999 from $10.7 million for the same quarter last year.

NINE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO NINE MONTHS ENDED MARCH 31,
1998

The Company's revenues for the nine months ended March 31, 1999 increased 25.2% to $524.6 million from $419.1 million for the nine months ended March 31, 1998. This represents a 27.7% increase in consulting revenues offset by a planned lesser growth in other revenues. For the nine months ended March 31, 1999, CIS Division consulting revenues increased 20.2% to $300.8 million from $250.3 million for the same period of last year and the Solutions Division consulting revenues increased 43.2% to $175.8 million from $122.8 million for the same period of last year. Other revenues increased 4.4% to $48.0 million for the nine months ended March 31, 1999 from $46.0 million for the same period last year. CIS Division consulting revenues accounted for 57.3% and 59.7% of total consulting revenues for the nine months ended March 31, 1999 and 1998, respectively. The increase in revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 27.7 % increase in consulting revenues for the nine months ended March 31, 1999 in comparison to the nine months ended March 31, 1998, approximately 5.0% was due to revenues from acquired businesses or from mergers accounted for as immaterial poolings of interests. The remainder of the increase was due to increased revenues from existing operations.

Gross margin percentage improved to 35.5% of revenues for the nine months ended March 31, 1999 from 34.4% of revenues for the same period of last year. This improvement is due to improved gross margins on both consulting services and other revenues.

Selling, general and administrative expenses were 21.8% of revenues for the nine months ended March 31, 1999 compared to 23.4% of revenues for the same period last year. The decrease as a percentage of revenues is primarily due to greater economies of scale, including reduced administrative costs of certain merged companies.

Amortization of intangible assets increased to $4.5 million for the nine months ended March 31, 1999 from $2.9 million for the same period last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions.

Merger costs, primarily transaction related broker and professional costs, of $1.5 million were incurred during the nine months ended March 31, 1999 compared to $2.7 million for the same period last year.

Net interest and other income increased to $2.0 million for the nine months ended March 31, 1999 from $1.0 million for the same period last year due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment to income tax expense, if any, the Company's pro forma effective tax rates for the nine months ended March 31, 1999 and 1998 were 40.5% and 42.5%, respectively. The Company's effective tax rate is higher than its normal effective tax rate for the nine months ended March 31, 1998 due to nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations which were not subject to income taxes.

The Company's pro forma net income increased 70.0% to $40.3 million for the nine months ended March 31, 1999 from $23.7 million for the nine months ended March 31, 1998.

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

Net cash provided by operating activities was $50.0 million and $23.6 million for the nine months ended March 31, 1999 and 1998, respectively. This increase was primarily due to increased net income. Included in net cash provided by operating activities was $4.1 million and $7.1 million for the nine months ended March 31, 1999 and 1998, respectively, related to the tax benefit from the exercise of stock options.

The Company's accounts receivable totaled $155.1 million at March 31, 1999 compared to $121.5 million at June 30, 1998. This increase is primarily a result of the Company's increase in revenues and also the mix shift to more solution oriented engagements.

Net cash used in investing activities was $27.9 million and $7.0 million during the nine months ended March 31, 1999 and 1998, respectively. The Company used cash of $19.4 million during the nine months ended March 31, 1999 for acquisitions. The Company also purchased property and equipment of $8.6 million and $7.5 million during the nine months ended March 31, 1999 and 1998, respectively.

Net cash provided by (used in) financing activities was $5.8 million and ($3.5 million) during the nine months ended March 31, 1999 and 1998, respectively. The Company obtained net cash proceeds from sales of common stock to employees of $10.0 million and $4.6 million during the nine months ended March 31, 1999 and 1998, respectively. This increase is primarily due to increased participation in CIBER's Employee Stock Purchase Plan. During the nine months ended March 31, 1999, CIBER purchased 206,000 shares of treasury stock for $4.3 million. Of these treasury shares, 151,000 were reissued as additional consideration related to the acquisition of CNSI and as sales of common stock under CIBER's Employee Stock Purchase Plan.

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

        On January 29, 1999, CIBER acquired York & Associates, Inc. ("York") in a business combination accounted for as a purchase. CIBER issued to the former shareholders of York a total of 548,857 shares of its common stock, of which 111,357 shares, having an aggregate value of $3.1 million, were not registered under the Securities Act of 1933. The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                          Financial Data Schedules:
        Exhibit 27.1      Restated for the year ended June 30, 1996.
        Exhibit 27.2      Restated for: the three months ended September
                          30, 1996; the six months ended December 31, 1996;
                          the nine months ended March 31, 1997; and the year ended June 30, 1997.
        Exhibit 27.3      Restated for: the three months ended September
                          30, 1997; the six months ended December 31, 1997;
                          the nine months ended March 31, 1998; and the year ended June 30, 1998.
        Exhibit 27.4 Restated for: the three months ended September 30, 1998 and the six months ended December 31, 1998.
        Exhibit 27.5      Restated for the nine months ended March 31, 1999.


        A report on Form 8-K was filed on March 5, 1999 that announced the merger of Business Impact Systems, Inc. with CIBER.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       CIBER, INC.
                                       (Registrant)


Date    July 13, 1999                  By /s/ Mac J. Slingerlend
     ------------------                   ---------------------------
                                          Mac J. Slingerlend
                                          President and Chief Executive Officer


Date    July 13, 1999                  By /s/ Richard A. Montoni
     ------------------                   ---------------------------
                                          Richard A. Montoni
                                          Executive  Vice  President and
                                          Chief Financial Officer