Form 10-K
period 1999-06-30
CIBER INC
filed 1999-09-24
CIK 918581

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 FOR THE FISCAL YEAR
                              ENDED JUNE 30, 1999.

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
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes       No
                                   ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. __

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of August 31, 1999 was $853,223,417 based upon the closing price of $18.3125 per share as reported on the New York Stock Exchange on that date.

As of August 31, 1999, there were 59,099,973 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   CIBER, INC.
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART  I                                                                                                         Page
                                                                                                                ----
       Item 1.     Business                                                                                        3
       Item 2.     Properties                                                                                      9
       Item 3.     Legal Proceedings                                                                               9
       Item 4.     Submission of Matters to a Vote of Security Holders                                             9

PART  II

       Item 5.     Market for the Company's Common Stock and Related Shareholder Matters                          10
       Item 6.     Selected Financial Data                                                                        11
       Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations          12
       Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                     20
       Item 8.     Financial Statements and Supplementary Data                                                    21
       Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure           40

PART  III

       Item 10.    Directors and Executive Officers                                                               40
       Item 11.    Executive Compensation                                                                         42
       Item 12.    Security Ownership of Certain Beneficial Owners and Management                                 42
       Item 13.    Certain Relationships and Related Transactions                                                 42

PART  IV

       Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                42
       Signatures                                                                                                 45

                                     PART I

ITEM 1.  BUSINESS

GENERAL

CIBER, Inc. ("CIBER" or the "Company") is a provider of information technology ("IT") consulting services. At August 31, 1999, CIBER had approximately 6,500 employees located in 45 major cities in 25 states plus Canada, and offered IT solutions in the following areas:

     -  Strategic IT & Management Consulting
     -  e.Business Solutions
     -  ERP/Enterprise Software Solutions
     -  Custom IT Solutions
     -  Enterprise Systems & Network Integration
     -  Enterprise Outsourcing

Effective July 1, 1999, CIBER's services began being sold 100% under one name, CIBER, using a common marketing theme and new logo. This approach replaced the several different names, logos, and marketing themes of the Company's previous operating subsidiaries. Management believes the new marketing approach will offer several benefits, including better brand identification and market clarity, increased market recognition and increased cross-selling to the Company's customer base.

The Company began operations in 1974 to assist companies in need of computer programming support. In the mid-1980s, the Company initiated a growth strategy that included expanding its range of computer-related services, developing a professional sales force and selectively acquiring or merging established complementary companies. Since fiscal 1995, after restatements for poolings of interests business combinations, the Company's revenues have increased from $234.1 million to $719.7 million in fiscal 1999, a compound annual growth rate of 32%. Over the same period, pro forma net income increased from $8.2 million in fiscal 1995 to $54.5 million in fiscal 1999, a compound annual growth rate of 61%. Revenues and pro forma net income have grown at a compound annual growth rate of 60% and 91%, respectively, over the same period when compared to CIBER's results of operations originally reported for fiscal 1995.

BUSINESS STRATEGY

The Company's strategy is to expand its business by continuing to build long-term relationships with major clients based on providing high-quality information technology services tailored to meet client needs, with an emphasis on services involving electronic business ("e.business"). The Company's traditional model has been expanded to include a comprehensive array of services that constitute the major element of the Company's e.business offering, including: management consulting, information systems design, development, integration and implementation, and project management services. The Company's strategy includes the following key elements:

- e.BUSINESS FOCUS. Electronic business is a revolutionary transformation for the way government, business and society relate to one another and handle their relationships. e.Business spans a broad range of initiatives, from web-enabling legacy applications, to creating enterprise portals, to completely rebuilding an organization with an electronic business model. Almost all of CIBER's service offerings include e.business in some form. Consequently, all of CIBER's operations are in an "electronic universe" of groups and practices which are delivering services to the market as packaged solutions.

- BUILD STRONG CLIENT RELATIONSHIPS. The Company is committed to providing IT services that meet the demands of mid to large size organizations with substantial data processing operations. Management believes the Company's emphasis on building long-term relationships with major clients has been a primary reason for the Company's success. Most of the Company's largest clients have been clients for many years.

- GROW THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION. The Company intends to expand by acquiring companies that broaden CIBER's array of consulting services, that have strategic client relationships or that are located in attractive geographic locations, including overseas. The Company also intends to expand the operations of existing offices primarily by providing additional information technology consulting services to existing clients. The Company may also start new branches in attractive markets with its own personnel.

- EXPAND INTEGRATION, IMPLEMENTATION AND OTHER SERVICES. The Company's historical time and material custom programming services have expanded to include management level strategic systems solutions, as well as the implementation of clients' long-term information technology strategies, from design and development of their information systems through testing and implementation, to migration from mainframe to client/server architectures, as well as package software project implementation. As a result of these efforts, the Company is taking greater responsibility for projects and providing greater value-added services to its clients. This expansion of focus, combined with the Company's processes, methodologies, tools and templates, help position the Company as a full-service provider for its existing and new clients' information technology and application needs. The Company believes as enterprise level packaged software applications (such as PeopleSoft, SAP, Lawson, J. D. Edwards, Oracle, Siebel and Baan) continue to enhance functionality and performance, including the expanding functionality related to e.business and the internet, and such products become more widely used, that implementation services can present an area of increasing opportunity for the Company.

- FOCUS ON QUALITY SERVICE. The Company seeks to be a leader in providing quality services and processes to its clients. Certain of CIBER's operations have received ISO 9001 certification as well as certain customer quality awards. ISO 9001 certification has enhanced the Company's ability (i) to achieve preferred supplier status from larger companies, (ii) to satisfy current and prospective clients who insist on a documented quality assurance system and (iii) to improve its operations by facilitating cost controls and other efficiencies on a continuing basis.

SERVICES

CIBER offers the following management consulting and IT solution services to its clients:

         STRATEGIC IT & MANAGEMENT CONSULTING

                   -  Business Strategy & Optimization
                   -  IT Strategy & Architecture
                   -  Program Management

         e.BUSINESS SOLUTIONS

                   -  e.Business Strategy
                   -  Infrastructure Design & Implementation
                   -  e.Business Application Development

          ERP/ENTERPRISE SOFTWARE SOLUTIONS

                   -  Enterprise Software Selection, Implementation &
                      Integration
                      -  ERP (SAP, PeopleSoft, Oracle, J.D. Edwards, Lawson,
                         Baan)
                      -  Supply Chain Management (LogisticsPRO)
                      -  Customer Relationship Management (Siebel)
                   -  Hardware Sizing & Procurement

          CUSTOM IT SOLUTIONS

                   -   Data Warehousing
                   -   Middleware Integration
                   -   Federal Government Solutions
                   -   Custom Application Development & Maintenance
                   -   Custom Outsourcing

          ENTERPRISE SYSTEMS & NETWORK INTEGRATION

                   -   Systems Integration
                   -   Distributed Systems Management
                   -   IT Deployment
                   -   Infrastructure Design & Implementation
                   -   LAN/WAN Integration
                   -   Intranet/Extranet
                   -   Security
                   -   Storage & Back-up

          ENTERPRISE OUTSOURCING

                   -  Enterprise Application Hosting
                   -  Business Processing
                   -  Enabling Services
                   -  Data Center
                   -  Help Desk

BUSINESS COMBINATIONS

The Company has expanded its geographic breadth, expanded its technical expertise, increased its client base and believes it has achieved other competitive advantages through business combinations. Given the highly fragmented nature of the information technology services industry, the Company intends to pursue business combinations as part of its growth and operation strategy, including possible international opportunities. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate personnel and to retain clients of acquired or merged companies. In reviewing potential business combinations, the Company focuses on the target company's geographic area, client base, capabilities in specific technical services, acquisition availability, cost, anticipated financial performance, sales, management and recruiting of personnel and potential client demand, among other factors. From July 1, 1996 to June 30, 1999, the Company has completed the following business combinations:

                                                                                          APPROXIMATE      CONSULTANTS
                                                                                         CONSIDERATION,        AT
       DATE                          NAME                          MAIN OFFICE          IN MILLIONS (1)    ACQUISITION
------------------- --------------------------------------- --------------------------- ----------------- -------------
April 1999          Digital Software Corporation            Aurora, Colorado                     $6.9               94
March 1999          Compaid Consulting Services, Inc.       Atlanta, Georgia                     $9.7              110
February 1999       Business Impact Systems, Inc.           Herndon, Virginia                   $62.2              122
February 1999       Paradyme HR Technologies Corporation    Columbia, South Carolina             $5.0 (2)           20
February 1999       Integration Software Consultants, Inc.  Philadelphia, Pennsylvania          $34.0               81
January 1999        York & Associates, Inc.                 St. Paul, Minnesota                 $14.5               42
January 1999        Paragon Solutions, Inc.                 Pittsburgh, Pennsylvania             $4.4 (3)           28
November 1998       The Doradus Corporation                 Minneapolis, Minnesota               $4.1               43
August 1998         The Cushing Group, Inc.                 Nashua, New Hampshire               $24.1               22
August 1998         EJR Computer Associates, Inc.           Hoboken, New Jersey                 $36.0              196
May 1998            The Summit Group, Inc.                  Mishawaka, Indiana                 $133.7              262
April 1998          Step Consulting, Inc.                   Greensboro, North Carolina           $4.3               32
March 1998          Computer Resource Associates, Inc.      Harrisburg, Pennsylvania            $17.6              177
March 1998          Advanced Systems Engineering, Inc.      Aurora, Colorado                    $12.7              150
November 1997       Techware Consulting, Inc.               Irving, Texas                       $16.4              107
November 1997       Financial Dynamics, Inc.                McLean, Virginia                    $25.0              166
October 1997        The Constell Group, Inc.                Elmwood Park, New Jersey            $11.4               97
October 1997        Bailey & Quinn, Inc.                    Norcross, Georgia                    $3.4               49
August 1997         SoftwarExpress, Inc. - d/b/a Reliant    Menlo Park, California              $23.7               40
                       Integration Services, Inc.
July 1997           KCM Computer Consulting, Inc.           Calverton, Maryland                 $15.3              151
March 1997          Davis, Thomas & Associates, Inc.        Minneapolis, Minnesota              $13.5              117
December 1996       CIBER Network Services, Inc.            Edison, New Jersey                   $6.9               50
November 1996       Technical Support Group, Inc.           Chicago, Illinois                   $13.5               70
November 1996       Technology Management Group, Inc.       Seattle, Washington                 $13.7              108
September 1996      Spectrum Technology Group, Inc.         Somerville, New Jersey              $16.6              110
July 1996           DataFocus, Inc. (4)                     Fairfax, Virginia                    $5.0               45
                                                                                        -----------------    -------------
                                                                                               $533.6            2,489
                                                                                        -----------------    -------------
                                                                                        -----------------    -------------

    (1) APPROXIMATE CONSIDERATION INCLUDES THE VALUE OF CIBER COMMON STOCK (BASED ON THE CLOSING PRICE OF THE STOCK ON THE MERGER DATE) AND OPTIONS FOR CIBER COMMON STOCK ISSUED, IF A MERGER, OR CASH PAID (INCLUDING ANY CONTINGENT CONSIDERATION), COMMON STOCK ISSUED AND LIABILITIES ASSUMED, IF AN ACQUISITION.

    (2) IF THE ACQUIRED BUSINESS ACHIEVES CERTAIN LEVELS OF REVENUE OR NET INCOME, THE COMPANY WILL BE REQUIRED TO PAY ADDITIONAL CONSIDERATION OF UP TO $3.0 MILLION IN CASH OR COMMON STOCK.

    (3) IF THE ACQUIRED BUSINESS ACHIEVES CERTAIN LEVELS OF REVENUE OR NET INCOME, THE COMPANY WILL BE REQUIRED TO PAY ADDITIONAL CONSIDERATION OF UP TO $3.3 MILLION IN CASH OR COMMON STOCK.

    (4) THE COMPANY ACQUIRED ONLY THE BUSINESS SYSTEMS DEVELOPMENT DIVISION OF THIS COMPANY.

CLIENTS

The Company focuses its marketing efforts on mid to larger sized companies and other organizations, such as governments, with substantial needs for IT service solutions. Such clients afford the Company opportunities to develop long-term relationships based on the high quality, consistent services the Company has provided for 25 years. Although most assignments are from three to twelve months, many of the Company's client relationships have continued for more than 10 years.

The ability to serve large clients in diverse industries demonstrates the Company's adaptability to a wide variety of client environments. Whether clients are in the services or manufacturing sector, the Company provides consultants having skills matching the requirements of each project. The Company routinely satisfies the diverse information technology needs of clients in a wide variety of industries.

Certain customers account for a significant portion of the Company's revenues. The Company's five largest clients represented approximately 15%, 14%, 15% of the Company's total revenues for the years ended June 30, 1997, 1998 and 1999, respectively. Some of the Company's significant clients include: American Express Company, AT&T, City & County of San Francisco, Commonwealth of PA, Ford Motor Company, GTE Corporation, IBM, Lockheed Martin, MCI Telecommunications Corporation and Xerox Corporation.

CIBER has a significant relationship with PeopleSoft as an implementation partner. In fiscal 1999, approximately 10% of the Company's total revenues was derived from clients who purchased implementation services for their PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive, or if CIBER should lose its "implementation partner" status with PeopleSoft, the Company could suffer a material adverse effect.

The Company generally prices its services to clients on a time-and-materials basis and maintains price ranges that reflect the technical skills and experience levels of the Company's consultants. The Company has provided and intends to continue to provide project services to its clients. Projects are distinguishable from the Company's professional services staff supplementation consulting by the level of responsibility assumed by the Company. In a typical project, the Company assumes major responsibilities for the management of the project and/or the design of deliverables that results in a client-specific outcome. With professional services staff supplementation contracts, the Company's clients generally maintain responsibility for the overall task. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, the Company may undertake projects on a fixed price basis and also may guarantee performance based upon defined operating specifications. Cost overruns, unsatisfactory performance or unanticipated difficulties in completing projects could have a material adverse effect on the Company's results of operations.

Many larger clients have limited the number of information technology vendors they use. In order to achieve the reduction in the number of vendors used, companies often review and screen both existing and potential vendors and generate select lists of approved vendors. The factors considered for placement of a company on a vendor list include geographic and technical breadth of operations, quality assurance programs, reliability and cost effectiveness.

SALES FORCE

At August 31, 1999, the Company maintained an experienced sales force of approximately 250 employees who market the Company's services to senior business executives, chief information officers, information systems managers and others who purchase IT solution services. The purchasing departments of many of the Company's larger clients commonly select a limited list of preferred vendors. Once on the vendor list, the Company's sales representatives are eligible to work directly with managers of projects or application systems seeking consultant assistance. New client contacts are generated through a variety of methods, including client referrals, trade shows, personal sales calls, direct mailings to targeted clients and telemarketing.

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

The Company established its office network through the internal start-up and staffing of offices in new geographic locations and through the acquisition of information technology services companies, their professional staffs and client relationships. The Company's network of offices currently consists of approximately 45 offices in 25 states plus Canada. The number of consultants working out of any office ranges from as few as 10 to over 300.

CONSULTANTS

The Company's future success will depend in part on its ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated needs of its clients. The Company's on-going consultant needs arise from (i) increasing demand for the Company's services,
(ii) turnover, which is generally high in the industry, and (iii) the clients' requests for consultants trained in the newest technologies. Few of the Company's employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and the Company has had, and expects to continue to have, difficulty in attracting and retaining an optimal level of qualified personnel. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as a working knowledge of certain technologies, is intense. Because of this, the recruitment of the Company's skilled consultant group is a critical element to the Company's success. The Company devotes significant resources to meeting its personnel requirements. At August 31, 1999, the Company had approximately 175 full-time recruiters in its offices and approximately 25 in its National Recruiting Group. The National Recruiting Group maintains a national, proprietary database of relocatable and harder to find consultants (due to unique or specialized skill sets), augments local recruiting, advertises nationally and over the Internet for new consultants, travels to branches to train new recruiters and performs related tasks.

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

COMPETITION

The information technology services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company's competition varies significantly from city to city as well as by the type of service provided. The Company believes that no one competitor dominates any of its markets.

The Company's principal competitors include: Andersen Consulting LLP, Cambridge Technology Partners, Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Keane, Inc. and Sapient, Inc. Many large accounting and consulting firms offer services that overlap with a significant portion of the Company's services. Many of the Company's competitors are larger and have greater financial, technical, sales and marketing resources than CIBER. In addition, the Company must frequently compete with a client's own internal information technology staff. The Company expects to encounter additional competition as it enters new markets.

In order to maintain and develop new client relationships, the Company must offer its services at competitive rates. There are competitors that may offer the same or similar services as the Company at similar or lower rates. Additionally, certain of the Company's clients require reduced rates after services have commenced. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. With respect to the Company's implementation services for software packages, the vendors of such software may have training or other requirements that inhibit the Company from competing effectively with other packaged software implementation providers. In addition, the vendors of such software offer implementation services similar to the Company which, in certain situations, can place the Company at a competitive disadvantage.

EMPLOYEES

As of August 31, 1999, the Company had approximately 6,500 full-time employees, including approximately 1,100 personnel in administrative positions and approximately 5,400 billable consultants. Administrative personnel are principally branch managers, sales representatives, recruiters and administrative assistants located throughout the Company's offices. None of the Company's employees are subject to a collective bargaining arrangement. The Company has entered into employment agreements with its executive officers. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

CIBER's executive offices are located at 5251 DTC Parkway, Suite 1400, Englewood, Colorado 80111. The Company leases approximately 38,500 square feet of office space in Denver for its corporate offices. The lease expires in December 2003.

CIBER leases office space at various other locations under leases ranging from month-to-month up to ten-year terms. CIBER had leases totaling approximately 722,000 square feet at June 30, 1999. Total office rent expense for the year ended June 30, 1999 was $10.7 million for all offices. The Company's facilities are adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol "CBR." The table below sets forth the high and low sales price per share of the Company's common stock for the periods indicated.

                                                                         High              Low
                                                                         ----              ---
                 Fiscal Year Ended June 30, 1998
                      First Quarter                                       24.25              16.56
                      Second Quarter                                      29.00              19.75
                      Third Quarter                                       35.63              23.41
                      Fourth Quarter                                      38.00              28.38
                 Fiscal Year Ended June 30, 1999
                      First Quarter                                       40.88              18.25
                      Second Quarter                                      27.94              13.31
                      Third Quarter                                       29.50              17.88
                      Fourth Quarter                                      23.38              16.19

ITEM 6.  SELECTED FINANCIAL DATA


Year Ended June 30
IN THOUSANDS, EXCEPT PER SHARE DATA                         1995 (1)     1996 (1)       1997 (1)     1998 (1)       1999
-------------------------------------------------- --- ------------- ------------ -------------- ------------ -------------
OPERATING DATA:
Revenues                                            $       234,060      295,965        413,380      576,488       719,661
Amortization of intangible assets                   $         1,395        1,795          3,087        3,936         7,520
Merger costs                                        $         1,075          901          1,218        4,538         1,535
Operating income                                    $        13,789       19,944         33,368       57,868        89,340
Net income                                          $         9,777       14,781         21,226       36,477        54,495
Pro forma net income                                $         8,164       12,469         20,423       34,270        54,495
Pro forma income per share - basic                  $           .20          .28            .43          .67           .98
Pro forma income per share - diluted                $           .18          .26            .40          .64           .95
Cash dividends                                      $             -            -              -            -             -
-------------------------------------------------- --- ------------- ------------ -------------- ------------ -------------
Weighted average shares - basic                              40,551       44,240         47,894       51,355        55,362
Weighted average shares - diluted                            44,513       47,711         50,613       53,843        57,141
-------------------------------------------------- --- ------------- ------------ -------------- ------------ -------------

BALANCE SHEET DATA:
Total assets                                        $        76,241      111,486        165,354      221,785       408,632
Total long-term liabilities                         $           350          460          1,075            -             -
Total shareholders' equity                          $        38,896       73,720        117,614      165,844       337,136
Shares outstanding at year end                               40,743       46,707         49,547       52,248        58,933
-------------------------------------------------- --- ------------- ------------ -------------- ------------ -------------

FINANCIAL PERFORMANCE:
Revenue growth                                                35.0%        26.4%          39.7%        39.5%         24.8%
Operating income margin                                        5.9%         6.7%           8.1%        10.0%         12.4%
Pro forma net income margin                                    3.5%         4.2%           4.9%         5.9%          7.6%
Stock price at year end                             $          4.44        11.00          17.09        38.00         19.13

(1) Restated for poolings of interests business combinations through June 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDE, AMONG OTHERS, YEAR 2000 EFFECTS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURE, COMPETITION, POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, PRICE VOLATILITY, AND INTERNATIONAL EXPANSION, WHICH ARE DISCUSSED HEREIN UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

OVERVIEW

The Company's revenues have increased from $234.1 million in fiscal 1995 to $719.7 million in fiscal 1999, a compound annual growth rate of 32%. CIBER is a provider of information technology consulting services in the following areas:

         -  Strategic IT & Management Consulting
         -  e.Business Solutions
         -  ERP/Enterprise Software Solutions
         -  Custom IT Solutions
         -  Enterprise Systems & Network Integration
         -  Enterprise Outsourcing

CIBER has grown significantly through mergers and acquisitions, as well as through internal growth. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over periods of up to 20 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. Unless the effects are immaterial, the Company's consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. In addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period. CIBER completed 10 business combinations in each of the fiscal years ended June 30, 1999 and 1998, and 6 business combinations in the fiscal year ended June 30, 1997.

The following table sets forth, for the years indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of revenues and percentage change in the dollar amount of such items compared to the prior year:

                                                                                                     Dollar %
                                                        Percentage of Revenues                 Increase (Decrease)
                                                         Year Ended June 30,                       Year to Year
                                                ---------------------------------------      -------------------------
                                                    1997         1998         1999           1997:1998    1998:1999
----------------------------------------------------------------------------------------------------------------------
Revenues                                            100.0%       100.0%      100.0%             39.5%      24.8%

Gross margin                                         32.6%        34.9%       35.6%             48.9       27.6
Selling, general and administrative expenses         23.5         23.4        21.9              38.4       17.3
                                                ------------------------------------------
     Operating income before amortization
     and merger costs                                 9.1         11.5        13.7              76.1       48.3
Amortization of intangible assets                      .7           .7         1.1              27.5       91.1
Merger costs                                           .3           .8          .2             272.6      (66.2)
                                                ------------------------------------------
     Operating income                                 8.1         10.0        12.4              73.4       54.4
Interest and other income, net                         .2           .3          .4              48.6       72.0
                                                ------------------------------------------
     Income before income taxes                       8.3         10.3        12.8              72.7       54.8
Income tax expense                                    3.2          4.0         5.2              74.0       63.5
                                                ------------------------------------------
     Net income                                       5.1%         6.3%        7.6%             71.9       49.4
                                                ------------------------------------------
                                                ------------------------------------------
     Pro forma net income                             4.9%         5.9%        7.6%             67.8       59.0
                                                ------------------------------------------
                                                ------------------------------------------


FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

The Company's revenues for fiscal 1999 increased 24.8% to $719.7 million from $576.5 million for fiscal 1998. This represents a 27.8% increase in consulting revenues offset by a planned decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $59.3 million in fiscal 1999 from $59.8 million in fiscal 1998. The increase in revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 27.8% increase in consulting revenues for fiscal 1999 in comparison to fiscal 1998, approximately 9% was due to revenues from acquired businesses or immaterial poolings of interests and approximately 19% was due to organic growth of existing operations. Organic growth for the year was driven by a strong demand for ERP implementation services and was lessened, to some extent, due to declining direct Year 2000 service revenues.

Gross margin percentage improved to 35.6% of revenues in fiscal 1999 from 34.9% in fiscal 1998. This improvement was due to improved gross margins on both consulting services and other revenues. Gross margins on consulting services have increased as a larger percentage of the Company's revenues are derived from higher margin solutions oriented and project work.

Selling, general and administrative expenses were 21.9% of revenues for fiscal 1999 compared to 23.4% of revenues for fiscal 1998. The decrease as a percentage of revenues is primarily due to greater economies of scale, including reduced administrative costs of certain merged companies. As the Company's focus continues to shift to more solutions oriented and project work, selling, general and administrative expenses will tend to increase as a percentage of sales and partially offset the generally higher gross margins on such work.

Amortization of intangible assets increased to $7.5 million in fiscal 1999 from $3.9 million in fiscal 1998. This increase was due to the additional amortization of intangible assets resulting from recent mergers and acquisitions. Fiscal 1999 acquisitions will increase amortization in future years to approximately $12 million per year.

Merger costs, primarily transaction related broker and professional costs, of $1.5 million were incurred in fiscal 1999 compared to $4.5 million in fiscal 1998.

Net interest and other income increased to $2.6 million in fiscal 1999 from $1.5 million in fiscal 1998 due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment, if any, to income tax expense, the Company's pro forma effective tax rates for fiscal 1999 and 1998 were 40.8% and 42.3%, respectively. The Company's effective tax rate is higher than its normal tax rate due to nondeductible merger costs. Nondeductible amortization resulting from fiscal 1999 acquisitions has also increased the Company's effective tax rate. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations that were not subject to income taxes.

The Company's pro forma net income increased 59.0% to $54.5 million in fiscal 1999 from $34.3 million in fiscal 1998.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

The Company's revenues for fiscal 1998 increased 39.5% to $576.5 million from $413.4 million for fiscal 1997. This represents a 44.2% increase in consulting revenues and an 8.8% increase in other revenues. Other revenues increased to $59.8 million in fiscal 1998 from $54.9 million in fiscal 1997. The increase in revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 44.2% increase in consulting revenues for fiscal 1998 in comparison to fiscal 1997, approximately 8% was due to revenues from acquired businesses or immaterial poolings of interests and approximately 36% was due to organic growth of existing operations. This growth was from increased demand for IT services, including an increased demand for Year 2000 related services and increased demand for ERP software implementation services.

Gross margin percentage improved to 34.9% of revenues in fiscal 1998 from 32.6% of revenues in fiscal 1997. This increase was due to improved gross margins on both consulting services and other revenues.

Selling, general and administrative expenses were 23.4% of revenues for fiscal 1998 compared to 23.5% of revenues for fiscal 1997.

Amortization of intangible assets increased to $3.9 million in fiscal 1998 from $3.1 million in fiscal 1997. This increase was due primarily to the Company's acquisitions in fiscal 1998.

Merger costs, primarily transaction related broker and professional costs, of $4.5 million were incurred in fiscal 1998 compared to $1.2 million in fiscal 1997.

Net interest income increased to $1.5 million in fiscal 1998 from $1.0 million in fiscal 1997 due to increased average cash balances available for investments and the elimination of borrowings of certain merged companies.

After the pro forma adjustment to income tax expense, the Company's pro forma effective tax rates for fiscal 1998 and 1997 were 42.3% and 40.6%, respectively. This increase was primarily due to increased nondeductible merger costs. The pro forma adjustment to income tax expense reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations that were not subject to income taxes.

The Company's pro forma net income increased 67.8% to $34.3 million in fiscal 1998 from $20.4 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $149.9 million of working capital, of which $64.2 million was cash and cash equivalents, and had a current ratio of 3:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its cash and cash equivalents, its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs through at least fiscal 2000.

In June 1999, CIBER's Board of Directors authorized the repurchase of up to 10% of CIBER's outstanding stock. At June 30, 1999, CIBER had purchased 500,000 shares for $8.7 million under this program. In July and August 1999, CIBER purchased an additional 1,480,000 treasury shares for $24.9 million and may, depending on circumstances, purchase more. Furthermore, CIBER may use cash to purchase businesses. As a result, CIBER may borrow to finance such activities. Future borrowings may include bank, private or public debt.

Net cash provided by operating activities was $17.8 million, $27.1 million and $64.7 million in fiscal 1997, 1998 and 1999, respectively. Changes in operating assets and liabilities have used significant amounts of cash, primarily as a result of increases in accounts receivable.

The Company's accounts receivable increased 52.4% and 24.2% in fiscal 1998 and 1999, respectively, primarily as a result of the Company's increase in revenues. The Company's accounts receivable totaled $151.0 million at June 30, 1999 compared to $121.5 million at June 30, 1998. Accounts receivable days sales outstanding ("DSO") was 71 days at June 30, 1999, which management believes is in line with industry standards.

Net cash used in investing activities in fiscal 1997, 1998 and 1999 was $27.4 million, $11.2 million and $40.5 million, respectively. The Company used cash of $19.3 million, $351,000 and $26.5 million for acquisitions during fiscal 1997, 1998 and 1999, respectively. The Company also purchased property and equipment of $7.2 million, $11.7 million and $14.0 million during fiscal 1997, 1998 and 1999, respectively.

Net cash provided by (used in) financing activities in fiscal 1997, 1998 and 1999 was $12.9 million, ($4.9 million), and $1.8 million respectively. The Company obtained net cash proceeds from sales of common stock of $22.9 million, $5.8 million and $14.8 million in fiscal 1997, 1998 and 1999, respectively. Various companies that have been acquired or have merged with CIBER have had outstanding balances on lines of credit and notes payable. Upon acquisition by or merger with CIBER, these borrowings were paid in full.

During fiscal 1999, CIBER purchased 706,000 shares of treasury stock for $13.0 million. Of these treasury shares, 206,000 were reissued as additional consideration related to the acquisition of CNSI and as sales of common stock under CIBER's Employee Stock Purchase Plan.

The Company has a $35 million unsecured revolving line of credit with a bank. There were no outstanding borrowings under this bank line at June 30, 1998 and 1999. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $20 million. The credit agreement expires in December 1999. The Company expects, although there can be no assurance, to be able to renew this line of credit on similar terms.

YEAR 2000 COMPLIANCE

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

CIBER is currently evaluating its non-IT systems, such as building security, elevators, fire-safety systems, telephones, voice mail and other systems containing embedded microprocessors as well as evaluating the Year 2000 readiness of its significant suppliers. CIBER relies on the services of the landlords of its offices, telecommunications companies, banks, utilities, commercial airlines, and insurance companies, among others. As of June 30, 1999, CIBER has received Year 2000 compliance status information from all of its significant suppliers. Of these, 53% have indicated that they are currently Year 2000 compliant. The remainder have indicated that they plan to be Year 2000 compliant by December 31, 1999. If CIBER does not obtain reasonable assurances from its significant third-party vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, CIBER intends to devise contingency plans. There can be no assurance that any contingency plans developed by CIBER will prevent such service interruption on the part of one or more of CIBER's vendors from having a material adverse effect on CIBER.

CIBER's principal business is providing IT services. Some of CIBER's services are directly or indirectly related to the Year 2000 issue, including Year 2000 remediation services. CIBER provides services to clients that assist the client in their Year 2000 projects. In addition, CIBER provides services to clients directly related to client systems that may or may not be Year 2000 compliant. Due to the potential significance of the Year 2000 issue upon client operations and upon any failure of critical client systems to which CIBER has provided services, CIBER may be subject to claims regardless of whether the failure is related to the services provided by CIBER. If asserted, the resolution of such claims, including defense costs, could have a material adverse effect on CIBER. CIBER generally attempts to include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of any express warranties, limit CIBER's maximum liability and disclaim any warranties for projects managed by the client. There can be no assurance that CIBER will be able to obtain these contractual protections in future client contracts, or that such provisions will protect CIBER from, or limit the amount of, any liability arising from claims against CIBER.

As a reseller of certain IT products, CIBER only passes to its customers the applicable vendors' warranties. CIBER makes no warranties regarding Year 2000 compliance of any of the products it resells. CIBER has developed and licensed certain warehousing and traffic software products that have subsequently been modified to be Year 2000 compliant. Year 2000 compliant versions have been tested both internally and by a third party. CIBER is offering the Year 2000 compliant software versions to its prior and existing customers at no charge. CIBER plans to contact all its customers and make available the Year 2000 compliant software by September 30, 1999.

As described above, CIBER has identified various potential issues associated with the Year 2000 issue. CIBER is devoting internal resources and is working with its suppliers to help ensure that CIBER's business is not substantially interrupted as a result of the Year 2000. CIBER believes that the total amounts spent by it to date and that it expects to spend in fiscal 2000 addressing the Year 2000 issue will be less than $250,000. CIBER currently does not have a contingency plan in the event of a particular system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that CIBER is not going to achieve its compliance objectives. Although CIBER expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations, management believes that it is not possible to determine with certainty that all Year 2000 problems affecting CIBER, its vendors, or its clients have been identified or corrected. If CIBER is required to implement any contingency plan, it could have a material adverse effect on CIBER's operations. In addition, the business interruption, resulting from Year 2000 issues, of any of CIBER's significant clients could have a material adverse effect on CIBER. This discussion of CIBER's Year 2000 efforts, management's expectations relating to Year 2000 compliance and the possible effects on CIBER are forward-looking statements.

SEASONALITY

The Company experiences a moderate amount of seasonality. Typically, operating income as a percentage of revenues is lowest in the last quarter of each calendar year (the Company's second fiscal quarter) because more holidays and vacations are taken at that time of year resulting in fewer hours billed in that period.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company believes that recent accounting pronouncements will not have a material effect on its financial position or results of operations.

The Financial Accounting Standards Board (FASB) has proposed a new statement that would, among other things, eliminate the pooling of interests method of accounting for business combinations. The proposed statement would require all business combinations to be recorded using the purchase method of accounting and any resulting excess purchase price over the fair value of acquired net assets ("goodwill") would be charged to earnings over a period of not more than 20 years. The proposal would also allow the reporting of earnings per share excluding amortization of goodwill. The proposed accounting would be effective for business combinations after the effective date. The actual pronouncement, when issued, will likely have changes from the exposure draft. If issued, management believes this pronouncement would increase the amount of goodwill recorded for subsequent business combinations (as CIBER has historically completed a large percentage of business combinations as poolings of interests) and also increase the amortization charge against earnings. As a result, management believes its internal operating metrics, excluding amortization of intangibles, should also be considered when evaluating the Company's performance. Management also expects investors to place increasing emphasis on "Cash EPS."

FACTORS THAT MAY AFFECT FUTURE RESULTS

Included in this report and elsewhere from time to time in other written reports and oral statements, including but not limited to, the Annual Report to Shareholders, quarterly shareholder letters, news releases and investor presentations, are forward-looking statements about the Company's business strategies, market potential, future financial performance and other matters which reflect management's current expectations. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company disclaims any intent or obligation to update publicly such forward-looking statements. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including, without limitation, those set forth below.

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on the Company's business, financial condition, results of operations and the market price of its common stock.

YEAR 2000 EFFECTS - IT services industry growth in 1999 and 1998 was driven to a great extent by Year 2000 dynamics. This growth was caused not only by increased demand for direct Year 2000 services, such as code remediation, but also indirect services, such as ERP systems implementation and replacement of non-compliant legacy systems.

Towards the end of fiscal 1999, CIBER's growth began to slow as companies completed Year 2000 readiness programs and became reluctant, in many cases, to commence significant new initiatives until Year 2000 failure risks have passed, generally during the first half of calendar 2000.

Management believes there will be significant increased future demand for IT services driven by e.business and other factors that will follow the Year 2000 transition period, beginning sometime during the first half of calendar 2000. However, during this transition period, revenues and operating performance may decline. Given the lack of precedent for an issue of this nature and magnitude, CIBER's ability to forecast the impact on future results is limited.

GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION - As an integral part of its business strategy, the Company intends to continue to expand by acquiring information technology businesses. The Company continuously evaluates potential business combinations and aggressively pursues attractive transactions. From July 1, 1996 through June 30, 1999, the Company completed 26 business combinations. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain clients of acquired businesses. Business combinations involve numerous risks, including the ability to manage geographically remote offices, the diversion of management's attention from other business concerns and the risks of entering markets in which the Company has limited or no direct experience. In addition, acquisitions may involve the expenditure of significant funds and the incurrence of significant charges associated with the amortization of goodwill or other intangible assets or future write-downs of the recorded values of assets acquired. There can be no assurance the Company will be able to combine additional business, or that any business combination will result in benefits to the Company, or that management will be able to manage effectively the resulting business. Additionally, the Company experiences competition for business combinations.

The Company may open new offices in attractive markets with its own personnel. Many of the Company's branch offices were originally start-up operations. Not all branch offices, whether start-up or acquired, have been successful. The Company's growth rate has been due, in part, to the growth of industry demand for information technology professional services. There can be no assurance that this increased industry demand will continue in future periods. There can be no assurance that the Company will be able to successfully start up, identify, acquire, or integrate future successful branch office operations.

ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS - The Company's future success will depend in part on its ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated needs of its clients. The Company's on-going personnel needs arise from: (i) increased demand for the Company's services, (ii) turnover, which is generally high in the industry and (iii) client requests for consultants trained in the newest software and hardware technologies. Few of the Company's employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and the Company has had, and expects to continue to have, difficulty in attracting and retaining an optimal level of qualified consultants. In particular, competition is intense for the limited number of qualified project managers and professionals with specialized skills, such as a working knowledge of certain sophisticated software. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow.

DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS -The Company's five largest clients accounted for 15% of the Company's total revenues for the fiscal year ended June 30, 1999. No one client accounted for more than 10% of the Company's total revenues in fiscal 1999. CIBER strives to develop long-term relationships with its clients. Most client assignments are from three to twelve months, however, many of the Company's client relationships have continued for many years. Although they may be subject to penalty provisions, clients may generally cancel a contact at any time. In addition, under many contracts, clients may reduce their use of the Company's services under such contract without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company. Additionally, the Company has a significant relationship with PeopleSoft as a PeopleSoft implementation partner. In fiscal 1999, the Company derived approximately 10% of its total revenues from clients who purchased implementation services for their PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive or if the Company should lose its "implementation partner" status with PeopleSoft, the Company could suffer a material adverse effect.

MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS - The Company's rapid growth could place a substantial strain on its operational, administrative and financial resources. The Company's ability to manage the growth of its staff and facilities effectively will require it to continue to improve its operational, financial and other internal systems, and to train, motivate and manage its consultants. If the Company's management is unable to manage growth effectively or its consultants are unable to achieve anticipated performance levels, or if the integration of new businesses results in a material diversion of management's attention from the day-to-day operations of the business, the Company's results of operations would be materially adversely affected.

PROJECT RISKS - The Company has provided and intends to continue to provide project services to its clients. Projects are distinguishable from the Company's professional services staff supplementation contracts by the level of responsibility assumed by the Company and the potentially longer and more costly sales cycle of a project. These factors may cause fluctuations in quarterly results. In a typical project, the Company assumes major responsibilities for the management of the project and/or the design of deliverables that results in a client-specific outcome. With professional services staff supplementation contracts, the Company's clients generally maintain responsibility for the overall tasks. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, the Company may undertake projects on a fixed-price basis and also may guarantee performance based upon defined operating specifications. Cost overruns, unsatisfactory performance or unanticipated difficulties in completing projects could have a material adverse effect on the Company's results of operations.

PRICING AND MARGIN PRESSURE - Many of the Company's larger clients purchase information technology services primarily from a limited number of pre-approved vendors. In order to remain on its clients' vendor lists and to develop new client relationships, the Company must satisfy client requirements at competitive rates. Although the Company continually attempts to lower its costs, there are other companies that may offer the same or similar services at equal or lower costs. Furthermore, if competition intensifies between information technology service providers, there may be increased demand for qualified consultants resulting in upward market pressure on consultant compensation. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements and, as a result, the Company could lose clients or be unable to maintain historic gross margin levels or to operate profitably. With respect to the Company's implementation services for software packages, the manufacturers of such software may have training or other requirements that inhibit the Company from competing effectively with other packaged software implementation providers. In addition, as the Company expands its service offerings to include a greater number of fixed-price projects, the Company may experience a decrease in margins as a result of unanticipated cost overruns resulting from the inability to meet various project requirements.

COMPETITION - The Company operates in a highly competitive and rapidly changing industry and competes with a variety of companies. Most of these competing companies, many of which are significantly larger and have greater financial, technical and marketing resources, provide the same services as those offered by, and some offer a wider variety of services than, the Company. Many large accounting and management consulting firms offer services that overlap with a significant portion of the Company's services, and the Company competes with the internal information technology staffs of its clients and potential clients. Also, computer hardware and software vendors are becoming increasingly involved in systems integration projects. There can be no assurance that the Company will be able to continue to compete successfully with its existing or future competitors or that competition will not have a material adverse effect on the Company's results of operations.

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

PRICE VOLATILITY - The market price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results, the Company's prospects, changes in earnings estimates by securities analysts and by economic, financial and other factors and market conditions that can affect the capital markets generally, the industry segment of which the Company is a part, the NYSE, including the level of, and fluctuations in, the trading prices of stocks generally and sales of substantial amounts of the Company's common stock in the market, or the perception that such sales could occur, and by other events that are difficult to predict and are beyond the Company's control. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Company's common stock.

INTERNATIONAL EXPANSION - In future periods, CIBER may significantly expand its international operations, which currently includes offices in Toronto and Vancouver, Canada. Such international operations will be subject to political and economic uncertainties, fluctuations in foreign currency exchange rates and new tax and legal requirements. Other risks inherent in managing international operations include geographically distant locations, customers and employees speaking different languages and different cultural approaches to the conduct of business.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited
Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG LLP

Denver, Colorado
August 12, 1999

                        CIBER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JUNE 30, 1997, 1998 AND 1999


IN THOUSANDS, EXCEPT PER SHARE DATA                                   1997(1)          1998(1)           1999
                                                                     -----------      -----------     ------------
Consulting services                                                   $358,437         $516,692        $660,384
Other revenues                                                          54,943           59,796          59,277
                                                                     -----------      -----------     ------------
     Total revenues                                                    413,380          576,488         719,661
                                                                     -----------      -----------     ------------

Cost of consulting services                                            237,254          332,356         423,131
Cost of other revenues                                                  41,152           43,150          40,176
Selling, general and administrative expenses                            97,301          134,640         157,959
Amortization of intangible assets                                        3,087            3,936           7,520
Merger costs                                                             1,218            4,538           1,535
                                                                     -----------      -----------     ------------
    Operating income                                                    33,368           57,868          89,340
Interest and other income                                                1,467            1,767           2,640
Interest expense                                                          (434)            (232)              -
                                                                     -----------      -----------     ------------
    Income before income taxes                                          34,401           59,403          91,980
Income tax expense                                                      13,175           22,926          37,485
                                                                     -----------      -----------     ------------
    Net income                                                       $  21,226         $ 36,477        $ 54,495
                                                                     -----------      -----------     ------------
                                                                     -----------      -----------     ------------

Pro forma information (unaudited) (Note 1(j)):
    Historical net income                                            $  21,226         $ 36,477        $ 54,495
    Pro forma adjustment to income tax expense                            (803)          (2,207)              -
                                                                     -----------      -----------     ------------
    Pro forma net income                                             $  20,423         $ 34,270        $ 54,495
                                                                     -----------      -----------     ------------
                                                                     -----------      -----------     ------------

     Pro forma income per share - basic                              $     .43         $    .67        $    .98

     Pro forma income per share - diluted                            $     .40         $    .64        $    .95

Weighted average shares - basic                                         47,894           51,355          55,362

Weighted average shares - diluted                                       50,613           53,843          57,141

(1) Restated for poolings of interests through June 30, 1999 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1999

                                                                                             JUNE 30,
                                                                               -------------------------------------
IN THOUSANDS, EXCEPT SHARE DATA                                                  1998(1)                  1999
                                                                               -------------          --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 38,238               $ 64,215
   Accounts receivable                                                             121,538                150,976
   Inventories                                                                         618                    395
   Prepaid expenses and other assets                                                 4,792                  2,943
   Deferred income taxes                                                             1,458                  2,915
                                                                               -------------          --------------
       Total current assets                                                        166,644                221,444
                                                                               -------------          --------------

Property and equipment, at cost                                                     32,561                 47,997
Less accumulated depreciation and amortization                                     (15,219)               (22,866)
                                                                               -------------          --------------
       Net property and equipment                                                   17,342                 25,131
                                                                               -------------          --------------

Intangible assets, net                                                              33,597                157,012
Deferred income taxes                                                                2,068                  1,694
Other assets                                                                         2,134                  3,351
                                                                               -------------          --------------
       Total assets                                                               $221,785               $408,632
                                                                               -------------          --------------
                                                                               -------------          --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade payables                                                                 $ 10,989               $ 13,502
   Accrued compensation and payroll taxes                                           25,720                 36,845
   Deferred revenues                                                                 4,097                  3,850
   Other accrued expenses and liabilities                                           11,859                 10,118
   Income taxes payable                                                              3,276                  7,181
                                                                               -------------          --------------
       Total current liabilities                                                    55,941                 71,496
                                                                               -------------          --------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                                      -                      -
  Common stock, $0.01 par value, 80,000,000 shares authorized,
       52,248,000 and 58,933,000 shares issued and outstanding                         522                    589
  Additional paid-in capital                                                        93,889                222,652
  Retained earnings                                                                 71,433                122,607
  Treasury stock, 500,000 shares at cost                                                 -                 (8,712)
                                                                               -------------          --------------
       Total shareholders' equity                                                  165,844                337,136
                                                                               -------------          --------------
       Total liabilities and shareholders' equity                                 $221,785               $408,632
                                                                               -------------          --------------
                                                                               -------------          --------------

(1) Restated for poolings of interests through June 30, 1999 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                                               COMMON STOCK      ADDITIONAL                               TOTAL
                                                             ----------------     PAID-IN      RETAINED    TREASURY   SHAREHOLDERS'
IN THOUSANDS                                                 SHARES    AMOUNT     CAPITAL      EARNINGS      STOCK       EQUITY
                                                             ------    ------     -------      --------      -----       ------
BALANCES AT JULY 1, 1996  (1)                                46,707      $467    $ 39,122      $ 34,131  $      -       $ 73,720
Public offering, net of offering costs of $1,390              1,220        12      16,915             -         -         16,927
Employee stock purchases and options exercised                1,432        14       3,316             -         -          3,330
Acquisition consideration                                       186         2       2,567             -         -          2,569
Sale of common stock by merged companies                          -         -       2,651             -         -          2,651
Tax benefit from exercise of stock options                        -         -       6,366             -         -          6,366
Termination of S corporation tax status of merged company         -         -       2,041        (2,041)        -              -
Compensation expense related to stock options                     2         -          62             -         -             62
Net income                                                        -         -           -        21,226         -         21,226
Distributions by merged companies                                 -         -           -        (8,536)        -         (8,536)
Adjustment to conform year end of merged companies                -         -           -          (701)        -           (701)
                                                            ----------------------------------------------------------------------
BALANCES AT JUNE 30, 1997 (1)                                49,547       495      73,040        44,079         -        117,614
Note payable paid with stock                                     51         1       1,105             -         -          1,106
Employee stock purchases and options exercised                1,407        14       5,752             -         -          5,766
Acquisition consideration                                        96         1       1,150             -         -          1,151
Immaterial poolings of interests                              1,145        11         347         1,834         -          2,192
Tax benefit from exercise of stock options                        -         -       9,149             -         -          9,149
Termination of S corporation tax status of merged company         -         -       3,287        (3,287)        -              -
Compensation expense related to stock and stock options           2         -          59             -         -             59
Net income                                                        -         -           -        36,477         -         36,477
Distributions by merged companies                                 -         -           -        (7,670)        -         (7,670)
                                                            ----------------------------------------------------------------------
BALANCES AT JUNE 30, 1998 (1)                                52,248       522      93,889        71,433         -        165,844
Employee stock purchases and options exercised                1,435        14      14,738        (3,225)    3,225         14,752
Acquisition consideration                                     4,286        43     106,492           (96)    1,049        107,488
Immaterial pooling of interests                                 961        10         806             -         -            816
Tax benefit from exercise of stock options                        -         -       5,499             -         -          5,499
Compensation expense related to stock and stock options           3         -         395             -         -            395
Stock options exchanged for accrued compensation                  -         -         833             -         -            833
Net income                                                        -         -           -        54,495         -         54,495
Purchases of treasury stock                                       -         -           -             -   (12,986)       (12,986)
                                                            ----------------------------------------------------------------------
BALANCES AT JUNE 30, 1999                                    58,933      $589    $222,652      $122,607  $ (8,712)      $337,136
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

(1) Restated for poolings of interests through June 30, 1999 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999

IN THOUSANDS                                                                           1997(1)       1998(1)        1999
                                                                                    ------------   ----------   -----------
OPERATING ACTIVITIES:
   Net income                                                                        $ 21,226       $ 36,477     $ 54,495
   Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                                                6,297          9,468       15,110
           Deferred income taxes                                                         (859)        (4,672)      (2,049)
           Other                                                                           32             48          395
           Changes in operating assets and liabilities,
                  net of the effect of acquisitions:
                   Accounts receivable                                                (14,830)       (35,442)     (17,789)
                   Inventories                                                          1,927            299          223
                   Other current and long-term assets                                  (2,373)        (3,806)       1,510
                   Trade payables                                                      (1,322)        (2,072)       1,782
                   Accrued compensation and payroll taxes                               3,516          6,610        9,212
                   Deferred revenues                                                      156          2,034         (247)
                   Other accrued expenses and liabilities                                 194          3,402       (4,211)
                   Income taxes payable                                                 3,866         14,783        6,252
                                                                                    ------------   ----------   -----------
                     Net cash provided by operating activities                         17,830         27,129       64,683
                                                                                    ------------   ----------   -----------

 INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                                 (19,290)          (351)     (26,500)
   Purchases of property and equipment                                                 (7,230)       (11,665)     (13,972)
   Purchases of investments                                                            (2,039)          (905)           -
   Sales of investments                                                                 1,111          1,695            -
                                                                                    ------------   ----------   -----------
                     Net cash used in investing activities                            (27,448)       (11,226)     (40,472)
                                                                                    ------------   ----------   -----------

 FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net                                            22,908          5,766       14,752
   Purchases of treasury stock                                                              -              -      (12,986)
   Net payments on bank lines of credit                                                (1,568)        (1,985)           -
   Borrowings on notes payable                                                          3,545            247            -
   Payments on notes payable                                                           (3,451)        (2,650)           -
   Distributions by merged companies                                                   (8,536)        (6,300)           -
                                                                                    ------------   ----------   -----------
                     Net cash provided by (used in) financing activities               12,898         (4,922)       1,766
                                                                                    ------------   ----------   -----------

                     Net increase in cash and cash equivalents                          3,280         10,981       25,977
 Cash and cash equivalents, beginning of year                                          24,398         27,257       38,238
 Adjustment to conform fiscal year of merged companies                                   (421)             -            -
                                                                                    ------------   ----------   -----------
 Cash and cash equivalents, end of year                                              $ 27,257       $ 38,238     $ 64,215
                                                                                    ------------   ----------   -----------
                                                                                    ------------   ----------   -----------

(1) Restated for poolings of interests through June 30, 1999 - See Note 2.

See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1998 AND 1999

(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) NATURE OF OPERATIONS

CIBER, Inc. ("CIBER" or the "Company") is a provider of information technology ("IT") consulting services. At August 31, 1999, CIBER had approximately 6,500 employees located in 45 major cities in 25 states plus Canada, and offered IT solutions in the following areas:

    -  Strategic IT & Management Consulting
    -  e.Business Solutions
    -  ERP/Enterprise Software Solutions
    -  Custom IT Solutions
    -  Enterprise Systems & Network Integration
    -  Enterprise Outsourcing

(b) PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(c) CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds of $10,199,000 and $19,601,000 at June 30, 1998 and 1999, respectively, and investment grade commercial paper of $21,179,000 and $33,213,000 at June 30, 1998 and 1999, respectively.

(d) INVENTORIES

Inventories consist of computer networking equipment and supplies and are stated at the lower of cost or market using the first-in, first-out method.

(e) PROPERTY AND EQUIPMENT

Property and equipment, which consists primarily of computer equipment and furniture, is stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging primarily from five to seven years. Depreciation expense was $3,210,000, $5,532,000 and $7,590,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

(f) COSTS OF DEVELOPING COMPUTER SOFTWARE FOR INTERNAL USE

Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

(g) INTANGIBLE ASSETS

Intangible assets consist of goodwill, client lists and noncompete agreements. Goodwill is amortized over 12 to 20 years. Client lists are amortized over the estimated useful lives ranging from two to eight years. Noncompete agreements are amortized over the terms of the contracts that range from one to six years. Amortization is recorded using the straight-line method.

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

(h) REVENUE RECOGNITION

CIBER provides consulting services under time-and-material and fixed-price contracts. CIBER recognizes revenue under time-and-material contracts as hours and costs are incurred. For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Losses, if any, on fixed-price contracts are recognized when the loss is determined.

Other revenues include sales of computer hardware products, software license and maintenance fees, and commissions on computer product sales. Revenues related to the sale of computer products are recognized when the products are shipped. Software license fee revenues are recognized over the period of the software implementation and revenues from maintenance agreements are recognized ratably over the maintenance period.

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

Certain companies which merged with CIBER in business combinations accounted for as poolings of interests had elected S corporation status for U.S. federal income tax purposes, and therefore, were generally not subject to income taxes. Accordingly, no income tax expense is included in the historical consolidated financial statements for the operations of these companies prior to their merger with CIBER. The related net deferred tax asset or liability of these companies at the date of their respective mergers with CIBER is recorded as income tax benefit or expense.

(j) PRO FORMA NET INCOME

Pro forma net income has been presented because certain companies, which have merged with CIBER in business combinations accounted for as poolings of interests, were S corporations and generally not subject to income taxes. Accordingly, no provision for income taxes has been included in the historical consolidated financial statements for the operations of these companies prior to their merger with CIBER. The pro forma adjustment to income taxes has been computed as if the merged companies had been taxable entities subject to income taxes for all periods prior to their merger with CIBER at the marginal rates applicable in such periods. In addition, the pro forma adjustments to income tax expense for the years ended June 30, 1997 and 1998 eliminate the income tax expense (benefit) of $1,717,000 and ($135,000), respectively, representing the one-time income tax expense (benefit) resulting from the termination of the S corporation status of these companies. There was no pro forma adjustment to income tax expense for the year ended June 30, 1999.

(k) PRO FORMA INCOME PER SHARE

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of the Company's stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger. The number of antidilutive stock options omitted from the computation of weighted average shares was

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1,182,000 for the year ended June 30, 1999. There were no antidilutive stock options for the years ended June 30, 1998 and 1997.

(l) STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations ("APB 25"). The Company measures stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock. CIBER generally grants stock options at fair market value at the date of grant. The pro forma disclosures of net income and income per share, as if the fair-value based method defined in SFAS 123 had been applied, are provided in Note 10.

(m) ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments which approximate current market rates.

(o) RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) POOLINGS OF INTERESTS

In fiscal 1999, the following companies merged with CIBER in business combinations accounted for as poolings of interests:

EJR COMPUTER ASSOCIATES, INC. ("EJR") - On August 11, 1998, CIBER issued 1,155,516 shares of its common stock and assumed substantially all of EJR's liabilities in exchange for all of the assets of EJR. EJR, located in Hoboken, New Jersey, provided data processing consulting and project management services similar to CIBER. CIBER's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of EJR. For restatement purposes, EJR's year end was conformed to CIBER's June 30 fiscal year end.

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

THE CUSHING GROUP, INC. ("CUSHING") - On August 31, 1998, CIBER issued 961,135 shares of its common stock and assumed substantially all of Cushing's liabilities in exchange for all of the assets of Cushing. Cushing, headquartered in Nashua, New Hampshire, provided distributed object technology consulting services. The effects of this merger on CIBER's revenues, pro forma net income and pro forma income per share would not have been material. As a result, CIBER's historical financial statements have not been restated for this business combination and the equity of Cushing at the merger date was combined with CIBER's.

In fiscal 1998, the following companies merged with CIBER in business combinations accounted for as poolings of interests:

THE SUMMIT GROUP, INC. ("SUMMIT") - On May 4, 1998, CIBER issued 4,262,860 shares of its common stock in connection with the merger of Summit with CIBER.

STEP CONSULTING, INC. ("STEP") - On April 30, 1998, CIBER issued 131,242 shares of its common stock in connection with the merger of Step with CIBER.

COMPUTER RESOURCE ASSOCIATES, INC. ("CRA") - On March 2, 1998, CIBER issued 530,910 shares of its common stock in connection with the merger of CRA with CIBER.

ADVANCED SYSTEMS ENGINEERING, INC. ("ASE") - On March 2, 1998, CIBER issued 382,602 shares of its common stock in connection with the merger of ASE with CIBER.

TECHWARE CONSULTING, INC. ("TECHWARE") - On November 26, 1997, CIBER issued 747,836 shares of its common stock in connection with the merger of Techware with CIBER.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL DYNAMICS, INC. ("FDI") - On November 24, 1997, CIBER issued 1,128,054 shares of its common stock and granted options for 97,220 shares of its common stock (at an aggregate exercise price of $217,000) in connection with the merger of FDI with CIBER.

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, CIBER issued 500,000 shares of its common stock in connection with the merger of Constell with CIBER.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, CIBER issued approximately 148,000 shares of its common stock in connection with the merger of BQI with CIBER.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, CIBER issued 1,183,276 shares of its common stock in connection with the merger of Reliant with CIBER.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, CIBER issued 861,700 shares of its common stock in connection with the merger of KCM with CIBER.

In fiscal 1997, the following companies merged with CIBER in business combinations accounted for as poolings of interests:

TECHNICAL SUPPORT GROUP, INC. ("TSG") - On November 27, 1996, CIBER issued 740,752 shares of its common stock in connection with the merger of TSG with CIBER.

TECHNOLOGY MANAGEMENT GROUP, INC. ("TMG") - On November 26, 1996, CIBER issued 484,358 shares of its common stock and granted options for 326,014 shares of the Company's common stock (at an aggregate exercise price of $547,000) in connection with the merger of TMG with CIBER.

SPECTRUM TECHNOLOGY GROUP, INC. ("SPECTRUM") - On September 3, 1996, CIBER issued 1,706,232 shares of its common stock in connection with the merger of Spectrum with CIBER.

(3) ACQUISITIONS

CIBER made certain acquisitions for cash or cash and stock, as set forth below. Each of these acquisitions has been accounted for under the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

ACQUISITIONS FROM JULY 1, 1998 THROUGH JUNE 30, 1999

DIGITAL SOFTWARE CORPORATION ("DSC") - On April 30, 1999, CIBER acquired certain assets, liabilities and all of the business operations of DSC for $6.9 million in cash. CIBER has recorded goodwill of $7.0 million related to this acquisition, which will be amortized over 15 years. DSC, located in Aurora, Colorado, provided software engineering services similar to CIBER.

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

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE DORADUS CORPORATION ("DORADUS") - On November 15, 1998, CIBER acquired all of the outstanding capital stock of Doradus for $4.0 million. Additional consideration of $100,000 was paid in April 1999 and up to an additional $300,000 may be payable in one year. Any additional consideration is recorded as goodwill when paid. CIBER has recorded goodwill of $4.0 million related to this acquisition, which will be amortized over 15 years. Doradus, located in Minneapolis, Minnesota, provided IT consulting services similar to CIBER.

The following unaudited pro forma financial information presents the combined results of operations of CIBER, DSC, Compaid, BIS, Paradyme HRT, ISC, York, Paragon and Doradus as if the acquisitions had occurred as of the beginning of fiscal years 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, decreased interest revenue as a result of the cash paid for the acquisitions, and the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had CIBER and the eight acquired companies constituted a single entity during such periods.

IN THOUSANDS                                                            1998                  1999
                                                                  ------------------    -----------------
     Revenues                                                        $ 632,976             $ 767,481
     Net income                                                         34,668                52,858
     Pro forma net income                                               32,461                52,858
     Pro forma income per share - basic                              $     .58             $     .89
     Pro forma income per share - diluted                            $     .56             $     .86

For income tax purposes, the acquisitions of Compaid, BIS, ISC, York and Doradus were non-taxable transactions.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITIONS FROM JULY 1, 1996 THROUGH JUNE 30, 1998

DAVIS, THOMAS & ASSOCIATES, INC. ("DTA") - On March 14, 1997, CIBER acquired the business operations and certain assets of DTA for $13.5 million, consisting of $13.2 million in cash and the assumption of $339,000 of liabilities. CIBER recorded goodwill of $13.1 million related to this acquisition.

CIBER NETWORK SERVICES, INC. ("CNSI") - On December 2, 1996, CIBER acquired CNSI, which was majority owned by certain officers of the Company, for consideration of $3.7 million, consisting of 137,262 shares of CIBER's common stock and $1.2 million in cash. In addition, CIBER assumed net liabilities of $772,000, resulting in a total initial purchase price of $4.5 million. The terms of the purchase also provided for future contingent consideration based on certain performance objectives of CNSI. During fiscal year 1998, CIBER paid additional consideration of $1.2 million, consisting of 48,692 shares of CIBER common stock and $124,000 in cash. During fiscal year 1999, CIBER paid additional consideration of $1.3 million, consisting of 66,703 shares of CIBER common stock and $168,000 in cash as a final settlement to the purchase agreement. The additional consideration was accounted for as additional goodwill. The Company has recorded total goodwill of $6.8 million related to this acquisition. For income tax purposes, this acquisition was a non-taxable transaction.

BUSINESS SYSTEMS DEVELOPMENT DIVISION - In July 1996, the Company acquired certain assets, liabilities and all of the business operations of the Business Systems Development division of DataFocus, Inc., Fairfax, Virginia. The aggregate purchase price was $5.0 million, of which $4.8 million has been allocated to goodwill and $229,000 has been allocated to other net assets.

In the current fiscal year, CIBER paid final additional cash consideration of $688,000 to the former owners of Oasys, Inc. related to the March 1996 acquisition. This additional consideration was recorded as goodwill.

(4)   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30 (in thousands):

                                                                  1998            1999
                                                             -------------   ------------
      Billed accounts receivable                               $ 95,472       $129,547
      Unbilled accounts receivable                               28,576         24,773
                                                             -------------   ------------
                                                                124,048        154,320
      Less allowance for doubtful accounts                       (2,510)        (3,344)
                                                             -------------   ------------
                                                               $121,538       $150,976
                                                             -------------   ------------
                                                             -------------   ------------

(5)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30 (in thousands):

                                                                 1998            1999
                                                             -------------   ------------
      Computer equipment and software                          $ 20,855       $ 29,741
      Furniture and fixtures                                      8,034         11,187
      Leaseholds and other                                        3,672          7,069
                                                             -------------   ------------
                                                                 32,561         47,997
      Less accumulated depreciation                             (15,219)       (22,866)
                                                             -------------   ------------
                                                               $ 17,342       $ 25,131
                                                             -------------   ------------
                                                             -------------   ------------

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  INTANGIBLE ASSETS

Intangible assets consist of the following at June 30 (in thousands):

                                                                  1998           1999
                                                             -------------   ------------
      Goodwill                                                 $ 32,715        $160,218
      Client lists                                                6,801           6,801
      Noncompete agreements                                       3,834           7,266
                                                             -------------   ------------
                                                                 43,350         174,285
      Less accumulated amortization                              (9,753)        (17,273)
                                                             -------------   ------------
                                                               $ 33,597        $157,012
                                                             -------------   ------------
                                                             -------------   ------------

(7)  REVOLVING LINES OF CREDIT AND NOTES PAYABLE

CIBER has a $35 million unsecured revolving line of credit with a bank. There were no outstanding borrowings under this bank line of credit at June 30, 1998 and 1999. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $20 million. The credit agreement expires in December 1999. The terms and conditions of the credit agreement include several covenants, including those whereby CIBER agrees to the maintenance of a certain net worth and debt service coverage ratios, among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

Several companies which have merged with CIBER since July 1, 1997 had outstanding balances under revolving lines of credit and notes payable. These lines of credit and notes payable were secured by certain assets of the merged companies. Upon merger with CIBER, these revolving lines of credit and notes payable were paid in full and canceled. In connection with a business combination during fiscal 1998, CIBER issued 50,938 shares of its common stock having a value of $1,106,000 in satisfaction of a note payable, including accrued interest.

(8)  LEASES

The Company has noncancelable operating leases for office space. Rental expense for operating leases totaled $5,974,000, $8,636,000 and $10,730,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

Future minimum lease payments as of June 30, 1999 are (in thousands):

Year ending June 30:
  2000                                                                        $  10,969
  2001                                                                            9,590
  2002                                                                            8,225
  2003                                                                            6,149
  2004                                                                            4,055
  Thereafter                                                                      3,162
                                                                              ------------
     Total minimum lease payments                                             $  42,150
                                                                              ------------
                                                                              ------------

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  INCOME TAXES

Income tax expense (benefit) for the years ended June 30 consists of the following (in thousands):

                                                          1997            1998           1999
                                                       -----------     -----------    -----------
Current:
  Federal                                                $11,236         $23,190        $34,005
  State and local                                          2,324           4,005          5,297
  Foreign                                                    474             403            232
                                                       -----------     -----------    -----------
                                                          14,034          27,598         39,534
                                                       -----------     -----------    -----------
Deferred:
  Federal                                                   (721)         (3,988)        (1,773)
  State and local                                           (138)           (684)          (276)
                                                       -----------     -----------    -----------
                                                            (859)         (4,672)        (2,049)
                                                       -----------     -----------    -----------
        Income tax expense                               $13,175         $22,926        $37,485
                                                       -----------     -----------    -----------
                                                       -----------     -----------    -----------

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax to income before income taxes as a result of the following (in thousands):

                                                                            1997          1998          1999
                                                                         ----------    ----------    ----------
Income tax expense at the federal statutory rate of 35%                   $12,040        $20,791       $32,193
Increase (decrease) resulting from:
  State and local income taxes, net of federal income tax benefit           1,275          2,152         3,263
  Nondeductible merger costs                                                  383          1,540           537
  Nondeductible amortization                                                    -             -          1,008
  Termination of S corporation status of merged companies, including
     state income taxes, net of federal income tax benefit                  1,717           (135)            -
  S corporation income of merged companies                                 (2,312)        (1,568)            -
  Other                                                                        72            146           484
                                                                         ----------    ----------    ----------
     Income tax expense                                                   $13,175        $22,926       $37,485
                                                                         ----------    ----------    ----------
                                                                         ----------    ----------    ----------

Effective tax rate                                                          38.3%          38.6%         40.8%
                                                                         ----------    ----------    ----------
                                                                         ----------    ----------    ----------

TAX BENEFIT OF STOCK OPTIONS EXERCISED - For the years ended June 30, 1997, 1998 and 1999, CIBER recognized $6,366,000, $9,149,000 and $5,499,000, respectively, as a direct increase to additional paid-in capital for the income tax benefit resulting from the exercise of stock options by employees.

The components of the net deferred tax asset or liability at June 30 are as follows (in thousands):

                                                                                    1998            1999
                                                                                 -----------    ------------
Deferred tax assets:
  Intangible assets, due to differences in amortization periods                   $  2,068       $  3,272
  Accounts payable                                                                     206            228
  Accrued expenses, not currently tax deductible                                     2,101          3,008
  Deferred revenue                                                                   1,240          1,032
  Other                                                                                  -            428
                                                                                 -----------    ------------
                                                                                     5,615          7,968
Deferred tax liabilities:
  Capitalized software costs                                                             -         (1,559)
  Accounts receivable                                                               (2,089)        (1,800)
                                                                                 -----------    ------------
    Net deferred tax asset                                                        $  3,526       $  4,609
                                                                                 -----------    ------------
                                                                                 -----------    ------------

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet classification of deferred tax asset:

Deferred tax asset - current                                                        $ 1,458        $ 2,915
Deferred tax asset - long term                                                        2,068          1,694
                                                                                 -----------    -----------
     Deferred tax asset                                                             $ 3,526        $ 4,609
                                                                                 -----------    -----------
                                                                                 -----------    -----------

Deferred taxes related to accounts payable and accounts receivable are primarily related to certain merged companies utilizing the cash basis of accounting for income tax purposes prior to their merger with CIBER. Based on its evaluation of current and anticipated future taxable income, the Company believes sufficient taxable income will be generated to realize the deferred tax assets.

(10)  STOCK PURCHASE AND STOCK OPTION PLANS

The Company has five stock-based compensation plans, which are described below.

EMPLOYEE STOCK PURCHASE PLAN - The Company has a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. Up to 2,000,000 shares of common stock may be issued under the Employee Stock Purchase Plan. During the years ended June 30, 1997, 1998 and 1999 employees purchased 179,440, 197,565 and 486,405 shares of common stock, respectively.

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

DIRECTORS' STOCK COMPENSATION PLAN - Up to 50,000 shares of the Company's common stock are authorized for issuance to non-employee directors under this plan. Each non-employee director is issued shares having a fair market value of approximately $2,500 for attendance at each meeting of the Company's Board of Directors. During the years ended June 30, 1997, 1998 and 1999, the Company issued 1,664, 1,233 and 1,980 shares, respectively, of common stock under this plan.

At June 30, 1999, there were 8,200,000 shares of common stock reserved for future issuance under the Company's stock-based compensation plans.

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

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase 71,200 shares of common stock were repriced. The repriced options follow the vesting schedule of the original options granted.

On October 9, 1998, the Board of Directors authorized a program which allowed certain directors, who were originally granted options under the Directors' Stock Option Plan from October 1, 1997 to September 30, 1998 at exercise prices ranging from $21.53 to $40.25, to cancel these stock options and replace them with options under the Employees' Stock Option Plan at an exercise price of $16.00 per share. Options to purchase 48,000 shares of common stock were replaced.

The Company applies APB 25 in accounting for its stock-based compensation plans. The compensation cost that has been expensed for these plans for the years ended June 30, 1997, 1998 and 1999 was $62,000, $59,000 and $395,000, respectively.
Had the Company determined compensation cost for its stock-based compensation plans based on the fair value at the grant date, as calculated in accordance with SFAS 123, the Company's net income, pro forma net income, and pro forma income per share for the years ended June 30 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                   1997            1998             1999
                                                                -----------    --------------    -----------
    Net income                                 As reported        $21,226        $36,477           $54,495
                                               Pro forma           19,021         31,516            51,353

    Pro forma net income                       As reported         20,423         34,270            54,495
                                               Pro forma           18,218         29,309            51,353

    Pro forma income per share - basic         As reported            .43            .67               .98
                                               Pro forma              .38            .57               .93

    Pro forma income per share - diluted       As reported            .40            .64               .95
                                               Pro forma              .36            .54               .90

The effect of applying SFAS 123 in this disclosure may not be indicative of the effect on reported net income for future years. SFAS 123 does not apply to options granted prior to July 1, 1995.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        1997        1998     1999
                                                     --------------------------------
                   Expected life                       5 years     5 years   5 years
                   Risk free interest rate               6.3%        6.0%      4.8%
                   Expected volatility                    50%         50%       80%
                   Dividend yield                          0%          0%        0%

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock option plans as of June 30 and changes during the years ending on those dates is presented below (shares in thousands):

                                                1997                        1998                         1999
                                       ------------------------    ------------------------     ------------------------
                                                     WEIGHTED                    WEIGHTED                     WEIGHTED
                                                     AVERAGE                     AVERAGE                      AVERAGE
                                                     EXERCISE                    EXERCISE                     EXERCISE
                                        SHARES        PRICE          SHARES       PRICE          SHARES        PRICE
                                       ---------    -----------    ---------    -----------     ---------    -----------
Outstanding at beginning of year          4,503         $1.67         4,103       $ 4.17           5,187      $ 12.34
Granted                                   1,052         12.24         2,541        21.04           2,760        22.57
Exercised                                (1,252)         1.26        (1,213)        2.11            (960)        4.73
Canceled                                   (200)         8.44          (244)       16.61          (1,590)       24.34
                                       ---------                   ---------                    ---------
Outstanding at end of year                4,103         $4.17         5,187       $12.34           5,397       $15.38
                                       ---------                   ---------                    ---------
                                       ---------                   ---------                    ---------

Options exercisable at year end           2,313                       1,850                        1,875
                                       ---------                   ---------                    ---------
                                       ---------                   ---------                    ---------

The weighted average fair values of options granted during fiscal 1997, 1998 and 1999 were $6.43, $11.45 and $16.24, respectively.

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at June 30, 1999 is as follows (shares in thousands):

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          -------------------------------------------------        ---------------------------------
                                                               WEIGHTED
                              NUMBER          WEIGHTED         AVERAGE                 NUMBER          WEIGHTED
        RANGE OF           OUTSTANDING        AVERAGE         REMAINING             EXERCISABLE        AVERAGE
    EXERCISE PRICES       JUNE 30, 1999    EXERCISE PRICE    LIFE (YEARS)          JUNE 30, 1999    EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------
 $ 0.01     -    $  4.44        1,199         $   0.82              9.6                  1,113         $  0.72
   5.19     -      15.88          547            10.67              7.1                    311           10.46
  16.00     -      19.25        2,070            16.75              8.5                    280           17.08
  19.38     -      29.44        1,581            26.26              9.1                    171           26.28
--------------------------------------------------------------------------------------------------------------------
 $ 0.01     -    $ 29.44        5,397         $  15.38              8.8                  1,875         $  7.10
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

(11)  RELATED PARTY TRANSACTIONS

Prior to the acquisition of CNSI on December 2, 1996 (see Note 3), CNSI was 85% beneficially owned by certain officers of the Company. These officers and their families received $1,159,000 in cash and 108,996 shares of CIBER common stock as initial consideration for their ownership interests in CNSI. CIBER also repaid approximately $898,000 to the Company's Chairman and members of his family for outstanding obligations owed to them by CNSI at the time of the acquisition. During fiscal 1998, additional consideration of $1.2 million was paid to the selling shareholders, of which certain officers of the Company and members of their families received 40,832 shares of CIBER common stock and cash of $118,000. During fiscal 1999, additional consideration of $1.3 million was paid, of which certain officers of the Company and members of their families received 52,225 shares of CIBER common stock and cash of $168,000 as final settlement to the purchase agreement.

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

(12)  401(K) SAVINGS PLAN AND OTHER RETIREMENT PLANS

CIBER has a savings plan under Section 401(k) of the Internal Revenue Code. Company contributions are determined based on the employee's completed years of service, the employee's contribution and the Company's matching contribution percentage. In addition, certain companies which have merged with CIBER in business combinations accounted for as poolings of interests have had similar defined contribution retirement plans. CIBER recorded expense of approximately $2,815,000, $4,519,000 and $4,555,000 for the years ended June 30, 1997, 1998 and 1999, respectively, related to these plans.

(13)  BUSINESS AND CREDIT CONCENTRATIONS

CIBER's clients are located principally throughout the United States. Its revenue and accounts receivable are concentrated with large companies in several industries. CIBER's largest client accounted for approximately 5%, 5% and 6% of total revenues for the years ended June 30, 1997, 1998 and 1999, respectively. In addition, CIBER's five largest clients accounted for, in the aggregate, approximately 15%, 14% and 15% of CIBER's total revenues for the years ended June 30, 1997, 1998 and 1999, respectively. CIBER has a policy to regularly monitor the creditworthiness of its clients and generally does not require collateral. CIBER has a concentration of revenues related to clients purchasing software from PeopleSoft, Inc. ("PeopleSoft"). Approximately 8%, 9% and 10% of CIBER's total revenues for the years ended June 30, 1997, 1998 and 1999, respectively, were generated from implementing PeopleSoft software. CIBER also has concentrations of credit risk in cash and cash equivalents, which are invested in investment grade commercial paper and money market funds.

(14)  SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flow information for the years ended June 30 is as follows (in thousands):

                                                                      1997           1998           1999
                                                                   -----------     ----------    ------------
Noncash investing and financing activities:
   Cash paid for acquisitions:
        Fair value of assets acquired                              $    28,854     $        -    $    142,514
        Liabilities assumed                                             (5,965)             -         (10,586)
        Common stock issued in connection with acquisitions             (2,469)             -        (106,285)
        Accrued acquisition costs payable                               (1,175)                             -
        Additional cash consideration on previous acquisitions              45            351             857
                                                                   -----------     ----------    ------------
            Cash paid for acquisitions                             $    19,290     $      351    $     26,500
                                                                   -----------     ----------    ------------
                                                                   -----------     ----------    ------------
    Issuance of common stock in satisfaction
            of acquisition costs payable                           $       100     $    1,151    $      1,203
    Stock options exchanged for accrued compensation               $         -              -    $        833
    Property and other assets distributed by merged company        $         -     $    1,370    $          -

Cash paid for interest                                             $       364     $      182    $          -
Cash paid for income taxes                                         $     9,113     $   12,194    $     32,941


(15)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All information has been restated for poolings of interests business combinations through June 30, 1999.


                                                   FIRST      SECOND       THIRD       FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA               QUARTER     QUARTER     QUARTER      QUARTER       TOTAL
                                                  -------     -------     -------      -------       -----
YEAR ENDED JUNE 30, 1999
   Revenues                                     $165,658    $174,056    $184,901    $195,046      $719,661
   Amortization of intangible assets               1,082       1,069       2,314       3,055         7,520
   Merger costs                                    1,535           -           -           -         1,535
   Operating income                               18,760      23,148      23,880      23,552        89,340
   Net income                                     11,117      14,320      14,883      14,175        54,495
   Pro forma net income                           11,117      14,320      14,883      14,175        54,495
   Pro forma income per share - basic              $0.21       $0.27       $0.27       $0.24         $0.98
   Pro forma income per share - diluted            $0.20       $0.26       $0.26       $0.24         $0.95
YEAR ENDED JUNE 30, 1998
   Revenues                                     $129,334    $141,661    $148,093    $157,400      $576,488
   Amortization of intangible assets                 938         970         978       1,050         3,936
   Merger costs                                      614       1,573         504       1,847         4,538
   Operating income                               10,512      11,989      17,728      17,639        57,868
   Net income                                      6,484       6,056      11,387      12,550        36,477
   Pro forma net income                            6,208       6,851      10,657      10,554        34,270
   Pro forma income per share - basic              $0.12       $0.13       $0.21       $0.20         $0.67
   Pro forma income per share - diluted            $0.12       $0.13       $0.20       $0.19         $0.64


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

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers are as follows:

                                                                                          SERVED AS
                                                                                          OFFICER OR
                                                                                           DIRECTOR
             NAME                   AGE                      POSITIONS                      SINCE          CLASS
-------------------------------- ---------- -------------------------------------------- ------------- --------------
Bobby G. Stevenson                  57      Chairman and Founder                             1974        Class III

Mac J. Slingerlend                  52      Chief Executive Officer, President,              1989        Class II
                                            Secretary and Director

Paul E. Rudolph                     42      Chief Operating Officer                          1999        Class II
                                                                                                        (proposed)

Richard A. Montoni                  48      Chief Financial Officer, Executive Vice          1996        Class III
                                            President, Treasurer and Director

Joseph A.  Mancuso                  53      Senior Vice President/Custom Solutions           1994            -
                                            Group - President

Donald R. Hahl                      49      Senior Vice President/Strategic Solutions        1997            -
                                            Group - President

James A. Rutherford                 53      Director                                         1994        Class II

Roy L. Burger                       44      Director                                         1995         Class I

James G. Brocksmith, Jr.            58      Director                                         1998         Class I

Archibald J. McGill                 68      Director                                         1998        Class III

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

PAUL E. RUDOLPH. Mr. Rudolph joined the Company in June 1999 as Chief Operating Officer. Prior to his employment with CIBER, Mr. Rudolph served as President of EDS' Electronic Business unit from 1996 to 1999. Since joining EDS in 1979 and until 1996, Mr. Rudolph held a variety of management and technical leadership roles spanning multiple industry groups.

RICHARD A. MONTONI. Mr. Montoni has been the Company's Executive Vice President/Chief Financial Officer and a director since October 1996. He became Treasurer in 1998. Prior to joining the Company, Mr. Montoni was a partner with KPMG LLP, where he worked for approximately 20 years with companies in the high technology, manufacturing, merchandising and distribution industries. Mr. Montoni is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

JOSEPH A. MANCUSO. Effective July 1, 1999, Mr. Mancuso became Senior Vice President/Custom Solutions Group - President. Mr. Mancuso has also served as President of the CIBER Information Services Division since March of 1998. Previously, Mr. Mancuso was Divisional Vice President in charge of eastern operations from 1996 to 1998. Mr. Mancuso joined CIBER as a result of CIBER acquiring CPU, Inc. in 1994 and served as Regional Vice President from 1994 to 1996 in charge of southeast branch operations. From 1993 to 1994 Mr. Mancuso was a Vice President for CPU, Inc.

DONALD R. HAHL. Effective July 1, 1999, Mr. Hahl became Senior Vice President/Strategic Solutions Group - President. From March 1998 to June 1999, Mr. Hahl was President/CIBER Solutions Division. From August 1997 to February 1998, Mr. Hahl was President of Spectrum Technology Group, Inc. Mr. Hahl joined CIBER in 1996 when Spectrum merged into CIBER. Mr. Hahl was a co-founder of Spectrum in 1979 and served as Vice President/Consulting Services when the merger occurred.

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

ROY L. BURGER. Mr. Burger has been a director of the Company since November 1995. Mr. Burger has approximately 22 years of experience in the equipment leasing and finance industry and has arranged the financing of more than $2 billion of equipment and real estate. Mr. Burger currently serves as President and Chief Executive Officer of Boulder Capital Group, a company founded by him in 1986 that specializes in equipment leasing. In May 1998, Boulder Capital Group, together with 11 other finance companies, merged and consolidated to become part of UniCapital Corporation ("UniCapital"). Mr. Burger served on the Board of Directors of UniCapital during its first year of listing on the New York Stock Exchange.

JAMES G. BROCKSMITH, JR. Mr. Brocksmith has been a director of the Company since July 1998. Mr. Brocksmith served as a partner of KPMG LLP from 1971 to January 1997. From 1990 to October 1996, Mr. Brocksmith served as the Deputy Chairman of the Board and Chief Operating Officer of KPMG LLP. Since January 1997, Mr. Brocksmith has been a self-employed business consultant for several companies. Mr. Brocksmith is a member of the board of directors of two publicly traded companies; Nationwide Financial Services, Inc., a provider of life insurance, mutual funds and pension products, and Vistana, Inc., a leading developer and operator of vacation ownership resorts.

ARCHIBALD J. MCGILL. Mr. McGill has been a director of the Company since September 1998. Mr. McGill has served in executive capacities at IBM and AT&T and was President of Rothschild Venture Capital. He is on the board of directors of several small high-technology companies. From 1985 to the present, Mr. McGill has been the President of Chardonnay, Inc., a venture capital investment company.

Additional information is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.   EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption, "Executive Compensation," except the Compensation Committee's Report on Executive Compensation which is not incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Securities Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference to the Company's 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                            PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements

           The following financial statements are filed as part of this report:
           Independent Auditors' Report
           Consolidated Statements of Operations - Years Ended June 30, 1997, 1998 and 1999
           Consolidated Balance Sheets - June 30, 1998 and 1999
           Consolidated Statements of Shareholders' Equity - Years Ended
           June 30, 1997, 1998 and 1999
           Consolidated Statements of Cash Flows - Years Ended June 30, 1997, 1998 and 1999
           Notes to Consolidated Financial Statements

(2)        Financial Statement Schedules

           The financial statement schedule listed below is shown immediately following the signature page. The schedule should be read in conjunction with the consolidated financial statements in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

           Schedule II - Valuation and Qualifying Accounts for the three years ended June 30, 1999.

(3)       Exhibits

          Exhibit
          Number       Description of Exhibits
          ------       -----------------------
           3(i)        Amended and Restated Certificate of Incorporation of
                       CIBER, Inc.; Certificate of Amendment to Amended and
                       Restated Certificate of Incorporation of CIBER, Inc.
                       dated October 29, 1996; Certificate of Amendment to
                       Amended and Restated Certificate of Incorporation of
                       CIBER, Inc. dated March 4, 1998 incorporated by reference
                       to the Quarterly Report on Form 10-Q for
                       the quarter ended March 31, 1998
           3(ii)       Bylaws of the Company (1)
           4.1         Form of Common Stock Certificate (1)
           4.2         Rights Agreement, dated as of August 31, 1998, between
                       the Company and UMB Bank, N. A., and exhibits,
                       incorporated by reference to the Form 8-K filed by the
                       Company on September 16, 1998
          10.1         1989 CIBER, Inc. Employee Stock Option Plan (1)
          10.2         Form of CIBER, Inc. Non-Employee Directors' Stock
                       Option Plan (1)
          10.3         Implementation Partners Agreement dated September
                       1, 1993, by and between Business Information
                       Technology, Inc. and PeopleSoft, Inc.,
                       incorporated by reference to the Registration Statement
                       on Form S-1, as amended (File No. 33-96988), on September 15, 1995
          10.4         Salary Continuation Retirement Plan for Mac J. Slingerlend,
                       incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1996
          10.5         CIBER, Inc. Salary Continuation Retirement Plan for Richard A.
                       Montoni, incorporated by reference to the Current Report on
                       Form 8-K filed with the Commission on December 12, 1996
          10.6         CIBER, Inc. Equity Incentive Plan (Amended and restated
                       as of May 4, 1998), incorporated by reference to the Annual
                       Report on Form 10-K for the year ended June 30, 1998
          10.7         CIBER, Inc. Non-Employee Directors' Stock Compensation
                       Plan (as amended July 1, 1997), incorporated by reference to the
                       Annual Report on Form 10-K for the year ended June 30, 1998
          10.8         Unsecured Credit Agreement with UMB Bank Colorado dated
                       December 1, 1998, incorporated by reference to the Quarterly
                       Report on Form 10-Q for the quarter ended December 31, 1998
          10.9         Agreement and Plan of Reorganization and Liquidation by and among
                       CIBER, Inc., CIBER Integration Services, Inc., Business Impact
                       Systems, Inc. and the Affiliated Stockholders of Business Impact
                       Systems, Inc. dated February 26, 1999, incorporated by reference to the
                       Current Report on Form 8-K filed with the Commission on July 1, 1999
          10.10        Employment Agreement between the Company and Mac J. Slingerlend
          10.11        Employment Agreement between the Company and Paul E. Rudolph
          10.12        Employment Agreement between the Company and Richard A. Montoni
          10.13        Employment Agreement between the Company and Joseph A. Mancuso
          10.14        Employment Agreement between the Company and Donald R. Hahl
          21.1         List of Subsidiaries
          23.1         Consent of KPMG LLP
          27.1         Financial Data Schedule for the year ended June 30, 1999

          (1) Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-74774), as filed with the Commission on February 2, 1994.

(b) REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE FISCAL YEAR ENDED JUNE 30, 1999

       A Report on Form 8-K was filed on April 15, 1999 that provided selected consolidated and supplemental quarterly financial information that was restated for certain business combinations accounted for as poolings of interests.

       A Report on Form 8-K was filed on June 23, 1999 that announced the authorization of the Company's plan to re-purchase up to 10% of CIBER's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIBER, INC.

                                   (Registrant)

Date:  September 24, 1999          By  /s/ Mac J. Slingerlend
                                       -----------------------------------
                                       Mac J. Slingerlend
                                       CHIEF EXECUTIVE OFFICER, PRESIDENT
                                       AND SECRETARY

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

             Signature                                  Title                               Date
             ---------                                  -----                               ----
       /s/ Bobby G. Stevenson                   Chairman and Founder                 September 24, 1999
       ----------------------
         Bobby G. Stevenson


       /s/ Mac J. Slingerlend            Chief Executive Officer, President,
       ----------------------                  Secretary and Director                September 24, 1999
         Mac J. Slingerlend

       /s/ Richard A. Montoni            Chief Financial Officer, Executive Vice     September 24, 1999
       ----------------------               President, Treasurer and Director
         Richard A. Montoni                    (Principal Financial Officer)

    /s/ Christopher L. Loffredo        Vice President/Chief Accounting Officer       September 24, 1999
    ----------------------------           (Principal Accounting Officer)
        Christopher L. Loffredo

      /s/ James A. Rutherford                         Director                       September 24, 1999
      -----------------------
        James A. Rutherford

         /s/ Roy L. Burger                            Director                       September 24, 1999
         ------------------
           Roy L. Burger

    /s/ James G. Brocksmith, Jr.                      Director                       September 24, 1999
    ----------------------------
      James G. Brocksmith, Jr.

     /s/ Archibald J. McGill                          Director                       September 24, 1999
     ------------------------
        Archibald J. McGill

                          CIBER, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                        BALANCE AT           NET CHARGE                           BALANCE AT
                                         BEGINNING          TO COSTS AND                             END
                                         OF PERIOD          EXPENSES (1)          OTHER (2)       OF PERIOD
                                      ----------------     ----------------      ------------    -------------
    Allowance for doubtful accounts:

         Year ended June 30, 1997       $  178                   679                      -           $  857
         Year ended June 30, 1998          857                 1,523                    130            2,510
         Year ended June 30, 1999        2,510                   453                    381            3,344

(1) Represents additions charged to costs and expenses net of accounts written off.
(2) Represents additions due to business combinations accounted for as purchases and immaterial poolings of interests.