Form 10-Q
period 1999-09-30
CIBER INC
filed 1999-11-12
CIK 918581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:                                  Commission file number:
SEPTEMBER 30, 1999                                                      0-23488



                                   CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         DELAWARE                                      38-2046833
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

                                Yes __X__ No _____

As of September 30, 1999, there were 59,148,049 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I.        FINANCIAL INFORMATION


  Item 1.      Financial Statements (unaudited):

               Consolidated Statements of Operations
               Three months ended September 30, 1999 and 1998                    3

               Consolidated Balance Sheets
               September 30, 1999 and June 30, 1999                              4

               Consolidated Statements of Cash Flows
               Three months ended September 30, 1999 and 1998                    5

               Notes to Consolidated Financial Statements                        6


  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         8


  Item 3.      Quantitative and Qualitative Disclosures About Market Risk       11

PART II.       OTHER INFORMATION                                                12

               SIGNATURES                                                       13

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      --------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                     1998              1999
                                                      --------          --------
Consulting services                                   $147,601          $176,400
Other revenues                                          18,057            10,642
                                                      --------          --------
     Total revenues                                    165,658           187,042
                                                      --------          --------

Cost of consulting services                             94,496           119,398
Cost of other revenues                                  12,501             5,146
Selling, general and administrative expenses            37,284            43,075
Amortization of intangible assets                        1,082             3,023
Merger costs                                             1,535                 -
                                                      --------          --------
     Operating income                                   18,760            16,400
Interest income                                            612               712
Other income                                                 -               777
                                                      --------          --------
     Income before income taxes                         19,372            17,889
Income tax expense                                       8,255             7,629
                                                      --------          --------
     Net income                                       $ 11,117          $ 10,260
                                                      ========          ========

     Earnings per share - basic                       $   0.21          $   0.18

     Earnings per share - diluted                     $   0.20          $   0.18

Weighted average shares - basic                         52,920            57,464

Weighted average shares - diluted                       55,170            58,423










See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        JUNE 30,         SEPTEMBER 30,
IN THOUSANDS, EXCEPT PER SHARE DATA                                       1999                1999
                                                                        --------           ---------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 64,215           $  51,567
   Accounts receivable                                                   150,976             155,033
   Inventories                                                               395                 461
   Prepaid expenses and other assets                                       2,943               3,520
   Deferred income taxes                                                   2,915               3,492
                                                                        --------           ---------
       Total current assets                                              221,444             214,073
                                                                        --------           ---------

Property and equipment, at cost                                           47,997              50,912
Less accumulated depreciation and amortization                           (22,866)            (24,566)
                                                                        --------           ---------
       Net property and equipment                                         25,131              26,346
                                                                        --------           ---------

Intangible assets, net                                                   157,012             153,989
Deferred income taxes                                                      1,694               2,119
Other assets                                                               3,351               4,461
                                                                        --------           ---------
       Total assets                                                     $408,632           $ 400,988
                                                                        ========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade payables                                                         13,502              13,725
   Accrued compensation and payroll taxes                                 36,845              40,682
   Deferred revenues                                                       3,850               1,521
   Other accrued expenses and liabilities                                 10,118               9,388
   Income taxes payable                                                    7,181              12,872
                                                                        --------           ---------
       Total current liabilities                                          71,496              78,188
                                                                        --------           ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                            -                   -
  Common stock, $0.01 par value, 80,000,000 shares authorized,
       58,933,000 and 59,148,000 shares issued and outstanding               589                 591
  Additional paid-in capital                                             222,652             224,796
  Retained earnings                                                      122,607             132,752
  Treasury stock, 500,000 and 2,097,000 shares at cost                    (8,712)            (35,339)
                                                                        --------           ---------
       Total shareholders' equity                                        337,136             322,800
                                                                        --------           ---------
       Total liabilities and shareholders' equity                       $408,632           $ 400,988
                                                                        ========           =========



See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ---------------------------
IN THOUSANDS                                                                          1998               1999
                                                                                    --------           --------
OPERATING ACTIVITIES:
     Net income                                                                     $ 11,117           $ 10,260
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                 2,664              5,037
         Deferred income taxes                                                        (1,183)              (516)
         Gain on sale of LogisticsPRO, net of tax                                          -               (466)
         Other                                                                            10                 96
         Changes in operating assets and liabilities, net of the effects of acquisitions:
              Accounts receivable                                                    (10,488)            (4,057)
              Inventories                                                                 13                (66)
              Other current and long-term assets                                        (435)            (1,683)
              Trade payables                                                           4,522                193
              Accrued compensation and payroll taxes                                   3,896              3,837
              Deferred revenues                                                         (797)            (2,329)
              Other accrued expenses and liabilities                                    (389)               526
              Income taxes payable                                                     7,700              5,382
                                                                                    --------           --------
                  Net cash provided by operating activities                           16,630             16,214
                                                                                    --------           --------

INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                                 (150)                 -
     Purchases of property and equipment                                              (2,096)            (3,683)
                                                                                    --------           --------
                  Net cash used in investing activities                               (2,246)            (3,683)
                                                                                    --------           --------

FINANCING ACTIVITIES:
     Proceeds from sales of common stock, net                                          3,498              4,947
     Purchases of treasury stock                                                        (532)           (30,126)
                                                                                    --------           --------
                  Net cash provided by (used in) financing activities                  2,966            (25,179)
                                                                                    --------           --------

                  Net increase (decrease) in cash and cash equivalents                17,350            (12,648)
     Cash and cash equivalents, beginning of period                                   38,238             64,215
                                                                                    --------           --------
     Cash and cash equivalents, end of period                                       $ 55,588           $ 51,567
                                                                                    ========           ========



See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CIBER's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of operating results for the full fiscal year.

EARNINGS PER SHARE. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of CIBER's stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger. The number of antidilutive stock options omitted from the computation of weighted average shares was 164,638 and 3,241,549 for the three months ended September 30, 1998 and 1999, respectively.

(2)  SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the three months ended September 30, 1999 were (in thousands):

                                                            Common stock     Additional                            Total
                                                          ----------------    paid-in    Retained     Treasury  shareholders'
                                                          Shares    Amount    capital    earnings      stock       equity
                                                          -------------------------------------------------------------------
BALANCES AT JULY 1, 1999                                   58,933    $ 589    $222,652   $ 122,607   $  (8,712)  $ 337,136

Employee stock purchases and options exercised                192        2       1,561        (115)      3,499       4,947
Tax benefit from exercise of stock options                      -        -         487           -           -         487
Compensation expense related to stock and stock options        23        -          96           -           -          96
Purchases of treasury stock                                     -        -           -           -     (30,126)    (30,126)
Net income                                                      -        -           -      10,260           -      10,260
                                                          -------    -----    --------   ---------   ----------  ----------
BALANCES AT SEPTEMBER 30, 1999                             59,148    $ 591    $224,796   $ 132,752   $ (35,339)  $ 322,800
                                                          =======    =====    ========   =========   ==========  ==========

(3) STOCK OPTION PLANS

From July 1, 1999 to September 30, 1999, CIBER granted options for 1,954,500 shares of common stock, at fair market value, to certain employees under the Employees' Stock Option Plan at exercise prices ranging from $17.00 to $19.13 per share.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  REVOLVING LINE OF CREDIT

CIBER had a $35 million unsecured revolving line of credit with a bank that was renewed and increased to $50 million on November 1, 1999. There were no outstanding borrowings under this bank line at September 30, 1999 and June 30, 1999. Any outstanding borrowings would bear interest at the London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement requires a commitment fee of .225% per annum on any unused portion of the line of credit up to $25 million. On July 1, 2000, the amount available under the line of credit will be reduced to $35 million and the maximum unused portion of the line of credit on which the commitment fee will be paid will be reduced to $20 million. The credit agreement expires on January 31, 2001.

(5) SALE OF LOGISTICSPRO

On September 30, 1999, CIBER sold its LogisticsPRO software business resulting in a $777,000 gain that is included in other income. The after-tax gain is $466,000 or $.01 per diluted share. As consideration, CIBER received a $2.0 million interest bearing note, that is secured by CIBER common stock owned by the buyers and is included in other assets. In addition, CIBER will receive a percentage of certain future revenues, up to $3.5 million over the next five years. The software business was sold to an entity owned by the current management of the business as well as two non-executive officers of CIBER.

(6) SUBSEQUENT EVENTS

Subsequent to September 30, 1999, CIBER completed the following two business combinations:

THE ISADORE GROUP, INC. ("ISADORE") - On October 15, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Isadore for approximately $18 million. Additionally, the terms of the purchase provide for additional consideration of up to $10 million based on revenue earned during the 12-month periods ending December 31, 2000, 2001 and 2002. This acquisition will be accounted for as a purchase. Accordingly, CIBER's consolidated financial statements will include the results of operations of Isadore after the date of acquisition. CIBER will record initial goodwill of approximately $17 million related to this acquisition, which will be amortized over 20 years. Any additional consideration paid will be accounted for as additional goodwill. Isadore, located in Phoenix, Arizona, provided PeopleSoft higher education consulting services.

WATERSTONE CONSULTING, INC. ("WATERSTONE") - On October 29, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Waterstone for approximately $26 million in cash and the issuance of 243,347 shares of its common stock. The aggregate purchase price was approximately $31 million. CIBER used a portion of its line of credit to fund this acquisition. This acquisition will be accounted for as a purchase. Accordingly, CIBER's consolidated financial statements will include the results of operations of Waterstone after the date of acquisition. CIBER will record goodwill of approximately $30 million related to this acquisition, which will be amortized over 20 years. Waterstone, located in Chicago, Illinois, provided consulting services specializing in electronic commerce supply chain and customer relationship management solutions.

At the Annual Meeting of Shareholders of CIBER, Inc, held on October 28, 1999, the shareholders voted upon and approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 100,000,000 shares. In addition, it was voted upon and approved to increase the number of shares of common stock reserved for issuance pursuant to the Company's Equity Incentive Plan from 8,000,000 to 10,500,000 shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, YEAR 2000 EFFECTS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURES, COMPETITION, POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, PRICE VOLATILITY, AND INTERNATIONAL EXPANSION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

CIBER's revenues for the three months ended September 30, 1999 increased 13% to $187.0 million from $165.7 million for the quarter ended September 30, 1998. This represents a 20% increase in consulting services revenues offset by a planned decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $10.6 million for the three months ended September 30, 1999 from $18.1 million for the same quarter last year. Management expects that the decrease in other revenues will likely continue in the future. The increase in consulting services revenues is derived primarily from an increase in hours billed. Of the 20% increase in consulting services revenues, approximately 11% was due to revenues from acquired businesses or immaterial poolings of interests and approximately 9% was due to organic growth of existing operations. Organic growth for the quarter was driven by growth in ERP implementation services and was lessened, to some extent, due to declining direct Year 2000 service revenues. Despite the period-to-period growth in consulting services revenues, CIBER expects to continue to experience a moderation in consulting services revenues through December 31, 1999 due to the reluctance of some customers to commence significant new IT initiatives until Year 2000 failure risks have passed.

Gross margin percentage decreased to 33.4% of revenues for the three months ended September 30, 1999 from 35.4% of revenues for the same quarter of last year. This decrease is due to declining gross margins on consulting services offset by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff.

Selling, general and administrative expenses were 23.0% of revenues for the three months ended September 30, 1999 compared to 22.5% of revenues for the same quarter last year. This increase is due primarily to additional costs incurred for new programs implemented to position the Company for future growth, including the addition of key senior and executive management team members, a "One CIBER" branding and marketing initiative, and internal systems development. As CIBER's focus continues to shift to more solutions-oriented and project work, selling, general and administrative expenses will tend to increase as a percentage of sales and partially offset the generally higher gross margins on such work.

Amortization of intangible assets increased to $3.0 million for the three months ended September 30, 1999 from $1.1 million for the same quarter last year. This increase was due to the additional intangible assets resulting from mergers and acquisitions during the past year.

Merger costs, primarily transaction related broker and professional costs, of $1.5 million were incurred during the three months ended September 30, 1998, while no merger costs were incurred during the three months ended September 30, 1999.

Interest income increased to $712,000 for the three months ended September 30, 1999 from $612,000 for the same quarter last year due to increased average cash balances available for investment. Other income for the three months ended September 30, 1999 of $777,000 represents the gain on the sale of the LogisticsPRO software business (see Note 5 of Notes to Consolidated Financial Statements). Management believes the sale of this software business will help to maintain CIBER's independence and avoid conflicts with significant partners with whom LogisticsPRO might otherwise compete. The sale allows CIBER to focus on its IT consulting services business rather than selling proprietary products. In addition, management believes that CIBER's profitability in the next 12 months will be favorably impacted as a result of the sale due to decreased sales, marketing and software development costs. As part of the sale, the purchaser assumed all agreements for software maintenance causing a reduction in the balance of deferred revenues.

CIBER's effective tax rate for the three months ended September 30, 1999 and 1998 was 42.6%. CIBER's effective tax rate for the three months ended September 30, 1999 has increased due to increased nondeductible amortization resulting from nontaxable acquisitions, primarily during the second half of fiscal 1999. CIBER's effective tax rate was higher than normal during the three months ended September 30, 1998 due to nondeductible merger costs.

CIBER's net income decreased to $10.3 million for the three months ended September 30, 1999 from $11.1 million for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, CIBER had $135.9 million of working capital, of which $51.6 million was cash and cash equivalents, and had a current ratio of 2.7:1. CIBER believes that its cash and cash equivalents on hand, its operating cash flow and its available line of credit will be sufficient to finance working capital needs during the next twelve months.

In June 1999, CIBER's Board of Directors authorized the repurchase of up to 10% of CIBER's outstanding stock. At September 30, 1999, CIBER had purchased 2,305,000 shares for $38.8 million under this program and may, depending on circumstances, purchase more. Furthermore, CIBER may use cash to purchase businesses. As a result, CIBER may borrow to finance such activities. Future borrowings may include bank, private or public debt. CIBER had a $35 million revolving line of credit with a bank that was renewed and increased to $50 million on November 1, 1999. There were no outstanding borrowings under this bank line at September 30, 1999 and June 30, 1999. The credit agreement expires in January 2001.

Net cash provided by operating activities was $16.2 million and $16.6 million for the three months ended September 30, 1999 and 1998, respectively. Included in net cash provided by operating activities was $487,000 and $3.0 million for the three months ended September 30, 1999 and 1998, respectively, related to the tax benefit from the exercise of stock options.

CIBER's accounts receivable totaled $155.0 million at September 30, 1999 compared to $151.0 million at June 30, 1999. This increase is primarily a result of CIBER's increase in revenues and also the mix shift to more solution-oriented engagements which tend to have more lengthy billing and payment terms.

Net cash used in investing activities was $3.7 million and $2.2 million during the three months ended September 30, 1999 and 1998, respectively. CIBER used cash of $150,000 during the three months ended September 30, 1998 for acquisitions. CIBER purchased property and equipment of $3.7 million and $2.1 million during the three months ended September 30, 1999 and 1998, respectively.

Net cash (used in) provided by financing activities was ($25.2 million) and $3.0 million during the three months ended September 30, 1999 and 1998, respectively. CIBER obtained net cash proceeds from sales of common stock to employees of $4.9 million and $3.5 million during the three months ended

September 30, 1999 and 1998, respectively. This increase is primarily due to increased participation in CIBER's Employee Stock Purchase Plan. During the three months ended September 30, 1999, CIBER purchased 1,805,000 shares of treasury stock for $30.1 million. Of these treasury shares, 208,150 were reissued as sales of common stock under CIBER's Employee Stock Purchase Plan.

CIBER plans to recapitalize its Application Solutions Provider ("ASP") subsidiary, CIBER Enterprise Outsourcing, Inc. during fiscal 2000. CIBER expects this recapitalization to provide additional capital, from other investors, to expand the ASP business faster. Given the uncertainties of market conditions, among other things, there can be no assurances that CIBER will be successful in it attempts to recapitalize this business.

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

CIBER is currently evaluating its non-IT systems, such as building security, elevators, fire-safety systems, telephones, voice mail and other systems containing embedded microprocessors as well as evaluating the Year 2000 readiness of its significant suppliers. CIBER relies on the services of the landlords of its offices, telecommunications companies, banks, utilities, commercial airlines, and insurance companies, among others. As of September 30, 1999, CIBER has received Year 2000 compliance status information from all of its significant suppliers. Of these, 60% have indicated that they are currently Year 2000 compliant. The remainder have indicated that they plan to be Year 2000 compliant by December 31, 1999. If CIBER determines that a significant supplier will not be Year 2000 compliant and such noncompliance would materially affect CIBER's operations, CIBER will devise contingency plans. There can be no assurance that any contingency plans developed by CIBER will prevent such service interruption on the part of one or more of CIBER's vendors from having a material adverse effect on CIBER.

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

As a reseller of certain IT products, CIBER only passes to its customers the applicable vendors' warranties. CIBER makes no warranties regarding Year 2000 compliance of any of the products it resells. CIBER has developed and licensed certain warehousing and traffic software products that have subsequently been modified to be Year 2000 compliant. Year 2000 compliant versions have been tested both internally and by a third party. CIBER has offered the Year 2000 compliant software versions to its prior and existing customers at no charge.

As described above, CIBER has identified various potential issues associated with the Year 2000 issue. CIBER is devoting internal resources and is working with its suppliers to help ensure that CIBER's business is not substantially interrupted as a result of the Year 2000. CIBER believes that the total amounts spent by it to date and that it expects to spend in fiscal 2000 addressing the Year 2000 issue will be less than $250,000. CIBER currently does not have a contingency plan in the event of a particular system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that CIBER is not going to achieve its compliance objectives. Although CIBER expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations, management believes that it is not possible to determine with absolute certainty that all Year 2000 problems affecting CIBER, its vendors, or its clients have been identified or corrected. If CIBER is required to implement any contingency plan, it could have a material adverse effect on CIBER's operations. In addition, the business interruption, resulting from Year 2000 issues, of any of CIBER's significant clients could have a material adverse effect on CIBER. This discussion of CIBER's Year 2000 efforts, management's expectations relating to Year 2000 compliance and the possible effects on CIBER are forward-looking statements.

RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

CIBER believes that recent accounting pronouncements will not have a material effect on its financial position or results of operations.

The Financial Accounting Standards Board (FASB) has proposed a new statement that would, among other things, eliminate the pooling of interests method of accounting for business combinations. The proposed statement would require all business combinations to be recorded using the purchase method of accounting and any resulting excess purchase price over the fair value of acquired net assets ("goodwill") would be charged to earnings over a period of not more than 20 years. The proposal would also allow the reporting of earnings per share excluding amortization of goodwill. The proposed accounting would be effective for business combinations after the effective date. The actual pronouncement, when issued, will likely have changes from the exposure draft. If issued, management believes this pronouncement would increase the amount of goodwill recorded for subsequent business combinations (as CIBER has historically completed a large percentage of business combinations as poolings of interests) and also increase the amortization charge against earnings. As a result, management believes its internal operating metrics, excluding amortization of intangibles, should also be considered when evaluating CIBER's performance. Management also expects investors to place increasing emphasis on "Cash EPS. "

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CIBER has no activities in derivative financial or commodity instruments. CIBER's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including, among others, cash equivalents, accounts receivable, lines of credit, is not material.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders of CIBER, Inc. held on October 28, 1999, the following matters were voted upon with the results as indicated below.

       1)  Election of Directors

                                                               For            Withhold
                                                               ---            --------
               Mac J. Slingerlend                           42,416,640       1,957,302
               James A. Rutherford                          42,428,422       1,945,520
               Paul E. Rudolph                              42,508,127       1,865,815

           The terms of offices as a director of Bobby G. Stevenson, Richard A. Montoni, Roy L. Burger, James G. Brocksmith, Jr. and Archibald J. McGill continued after the meeting.

       2) The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 100,000,000 shares.

                                For                       Against                    Abstain
                                ---                       -------                    -------
                             42,315,153                  1,989,606                    69,183

       3) The increase in the number of shares of common stock reserved for issuance pursuant to the Company's Equity Incentive Plan from 8,000,000 to 10,500,000 shares.

                                For                       Against                    Abstain
                                ---                       -------                    -------
                             34,268,178                  9,930,156                   175,603

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 3(i)    Certificate of Amendment to Amended and Restated
                           Certificate of Incorporation of CIBER, Inc.

           Exhibit 3(ii)   Amended and Restated Bylaws of the Company as adopted
                           August 17, 1999

           Exhibit 10.1 Unsecured Credit Agreement with UMB Bank Colorado dated November 1, 1999

           Exhibit 10.2    Promissory Note between the Company and Joseph A.
                           Mancuso

           Exhibit 27.1    Financial Data Schedule for the three months ended
                           September 30, 1999

           A Report on Form 8-K was filed on July 1, 1999 announcing that the acquisition of Business Impact Systems, Inc. was to be considered a significant acquisition. It provided selected consolidated and supplemental quarterly financial information that was restated for certain business combinations.

           A Report on Form 8-K/A was filed on August 24, 1999 that provided the required audited financial statements and pro forma financial information of Business Impact Systems, Inc.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   CIBER, INC.
                                  (Registrant)



Date November 12, 1999         By    /s/ Mac J. Slingerlend
                                 --------------------------------
                               Mac J. Slingerlend
                               Chief Executive Officer and President


Date November 12, 1999         By    /s/ Richard A. Montoni
                                 --------------------------------
                               Richard A. Montoni
                               Chief Financial Officer and Executive
                               Vice President