Form 10KT405
period 1999-12-31
CIBER INC
filed 2000-02-29
CIK 918581

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-KT

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY
                          1, 1999 TO DECEMBER 31, 1999.

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of January 31, 2000 was $1,071,039,697 based upon the closing price of $22.75 per share as reported on the New York Stock Exchange on that date.

As of January 31, 2000, there were 59,465,102 shares of the registrant's Common Stock outstanding.



================================================================================

                                   CIBER, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS


PART  I                                                                                                         Page
                                                                                                                ----
       Item 1.     Business                                                                                        3
       Item 2.     Properties                                                                                      9
       Item 3.     Legal Proceedings                                                                               9
       Item 4.     Submission of Matters to a Vote of Security Holders                                            10

PART  II
       Item 5.     Market for the Company's Common Stock and Related Shareholder Matters                          10
       Item 6.     Selected Financial Data                                                                        11
       Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations          12
       Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                     20
       Item 8.     Financial Statements and Supplementary Data                                                    21
       Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure           44

PART  III
       Item 10.    Directors and Executive Officers                                                               44
       Item 11.    Executive Compensation                                                                         46
       Item 12.    Security Ownership of Certain Beneficial Owners and Management                                 49
       Item 13.    Certain Relationships and Related Transactions                                                 50

PART  IV
       Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                50
       Signatures                                                                                                 52


                                     PART I
ITEM 1.  BUSINESS

GENERAL

CIBER, Inc. ("CIBER" or the "Company") is a provider of information technology ("IT") consulting services. At December 31, 1999, CIBER had approximately 6,000 employees located in 45 major cities in the United States plus Canada and the Netherlands. CIBER now manages its business in three groups, the Custom Solutions Group ("CSG"), the Enterprise Application Solutions Group ("EAS") and CIBER Enterprise Outsourcing ("CEO"). CSG provides application support, data warehousing consulting, middleware and systems integration, IT outsourcing, networking solutions and products and management consulting. EAS provides enterprise software selection, implementation and integration services, including PeopleSoft, SAP, Oracle, J. D. Edwards, Lawson, LogisticsPRO, Commerce One and Siebel Systems, among others, as well as related hardware sizing and procurement. In 1999, CEO began providing enterprise application hosting or application service provider ("ASP") services.

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

SERVICES

CIBER's operations are organized in Groups and Practices. CIBER's primary IT solution offerings are:

CUSTOM SOLUTIONS GROUP

- Custom application development and maintenance, including web application development, web design and web enablement
-    Data warehousing solutions, from data marts to business intelligence
- IT outsourcing, including legacy systems, data center services, network administration and help desk services
- Middleware integration, including integration architecture, application infrastructure and development
-    System integration
-    Network solutions, including
     -    LAN/WAN integration
     -    Intranet/Extranet
     -    Security services
     -    Backup services
     -    Hardware procurement
- Management consulting, including business strategy & optimization, IT strategy & architecture and program management

ENTERPRISE APPLICATION SOLUTIONS GROUP

Provides enterprise application solutions for ERP (enterprise resource planning), supply chain management and customer relationship management applications. Services include:

     -    Software selection
     -    Software implementation and integration for:
          -    Agresso
          -    Baan
          -    Commerce One
          -    Epicor
          -    J.D. Edwards
          -    Lawson
          -    LogisticsPRO
          -    Oracle
          -    PeopleSoft
          -    Siebel Systems
          -    SAP
     -    Hardware sizing and procurement
          - Authorized remarketer of hardware from IBM, Hewlett-Packard and Sun Microsystems

CIBER ENTERPRISE OUTSOURCING

-    Application hosting services
-    Business processing services
-    Enabling services


BUSINESS COMBINATIONS

The Company has expanded its geographic breadth and technical expertise, increased its client base and believes it has achieved other competitive advantages through business combinations. Given the highly fragmented nature of the information technology services industry, the Company intends to pursue business combinations as part of its growth and operation strategy, including possible international opportunities. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate personnel and to retain clients of acquired or merged companies. In reviewing potential business combinations, the Company focuses on the target company's geographic area, client base, capabilities in specific technical services, acquisition availability, cost, anticipated financial performance, sales, management and recruiting of personnel and potential client demand, among other factors. From July 1, 1996 to December 31, 1999, the Company has completed the following business combinations:


                                                                                          APPROXIMATE
                                                                                         CONSIDERATION,
       DATE                          NAME                          MAIN OFFICE          IN MILLIONS (1)
------------------- --------------------------------------- --------------------------- -----------------

December 1999       Solution Partners B.V.                  Eindhoven, the Netherlands          $14.1 (2)
December 1999       Interactive Papyrus, Inc. (3)           Colorado Springs, Colorado           $6.2
November 1999       Software Design Concepts, Inc.          Philadelphia, Pennsylvania          $12.0
October 1999        Waterstone Consulting,  Inc.            Chicago, Illinois                   $30.7
October 1999        The Isadore Group, Inc.                 Phoenix, Arizona                    $18.3 (4)
April 1999          Digital Software Corporation            Aurora, Colorado                     $6.9
March 1999          Compaid Consulting Services, Inc.       Atlanta, Georgia                     $9.7
February 1999       Business Impact Systems, Inc.           Herndon, Virginia                   $62.2
February 1999       Paradyme HR Technologies Corporation    Columbia, South Carolina             $8.0 (5)
February 1999       Integration Software Consultants, Inc.  Philadelphia, Pennsylvania          $34.0
January 1999        York & Associates, Inc.                 St. Paul, Minnesota                 $14.5
January 1999        Paragon Solutions, Inc.                 Pittsburgh, Pennsylvania             $6.9
November 1998       The Doradus Corporation                 Minneapolis, Minnesota               $4.1
August 1998         The Cushing Group, Inc.                 Nashua, New Hampshire               $24.1
August 1998         EJR Computer Associates, Inc.           Hoboken, New Jersey                 $36.0
May 1998            The Summit Group, Inc.                  Mishawaka, Indiana                 $133.7
April 1998          Step Consulting, Inc.                   Greensboro, North Carolina           $4.3
March 1998          Computer Resource Associates, Inc.      Harrisburg, Pennsylvania            $17.6
March 1998          Advanced Systems Engineering, Inc.      Aurora, Colorado                    $12.7
November 1997       Techware Consulting, Inc.               Irving, Texas                       $16.4
November 1997       Financial Dynamics, Inc.                McLean, Virginia                    $25.0
October 1997        The Constell Group, Inc.                Elmwood Park, New Jersey            $11.4
October 1997        Bailey & Quinn, Inc.                    Norcross, Georgia                    $3.4
August 1997         SoftwarExpress, Inc. - d/b/a Reliant    Menlo Park, California              $23.7
                       Integration Services, Inc.
July 1997           KCM Computer Consulting, Inc.           Calverton, Maryland                 $15.3
March 1997          Davis, Thomas & Associates, Inc.        Minneapolis, Minnesota              $13.5
December 1996       CIBER Network Services, Inc.            Edison, New Jersey                   $6.9
November 1996       Technical Support Group, Inc.           Chicago, Illinois                   $13.5
November 1996       Technology Management Group, Inc.       Seattle, Washington                 $13.7
September 1996      Spectrum Technology Group, Inc.         Somerville, New Jersey              $16.6
July 1996           DataFocus, Inc. (6)                     Fairfax, Virginia                    $5.0
                                                                                        -----------------
                                                                                               $620.4
                                                                                        =================



    (1) APPROXIMATE CONSIDERATION INCLUDES THE VALUE OF CIBER COMMON STOCK (BASED ON THE CLOSING PRICE OF THE STOCK ON THE MERGER DATE) AND OPTIONS FOR CIBER COMMON STOCK ISSUED, IF A MERGER, OR CASH PAID (INCLUDING ANY CONTINGENT CONSIDERATION), COMMON STOCK ISSUED AND LIABILITIES ASSUMED, IF AN ACQUISITION.
    (2) IF THE ACQUIRED BUSINESS ACHIEVES CERTAIN LEVELS OF REVENUE AND NET INCOME, THE COMPANY WILL BE REQUIRED TO PAY ADDITIONAL CONSIDERATION OF UP TO $1.5 MILLION IN CASH.
    (3)  CIBER ACQUIRED 78% OF INTERACTIVE PAPYRUS, INC.
    (4) IF THE ACQUIRED BUSINESS ACHIEVES CERTAIN LEVELS OF REVENUE OR NET INCOME, THE COMPANY WILL BE REQUIRED TO PAY ADDITIONAL CONSIDERATION OF UP TO $10.4 MILLION IN CASH.
    (5)  INCLUDES ADDITIONAL CONSIDERATION OF $3.0 MILLION.
    (6) THE COMPANY ACQUIRED ONLY THE BUSINESS SYSTEMS DEVELOPMENT DIVISION OF THIS COMPANY.

CLIENTS

The Company focuses its marketing efforts on mid to large size companies and other organizations, such as governments, with substantial needs for IT service solutions. Such clients afford the Company opportunities to develop long-term relationships based on the high quality, consistent services the Company has provided for 26 years. Although most assignments are from three to twelve months, many of the Company's client relationships have continued for more than 10 years.

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

Certain customers account for a significant portion of the Company's revenues. The Company's five largest clients represented approximately 15%, 14%, 15% and 16% of the Company's total revenues for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, respectively. Some of the Company's significant clients include: American Express Company, AT&T, City & County of San Francisco, Commonwealth of Pennsylvania, Ford Motor Company, Federal Deposit Insurance Corporation, IBM, Lockheed Martin, MCI Telecommunications Corporation and the State of Georgia.

The Company generally prices its services to clients on a time-and-materials basis and maintains price ranges that reflect the technical skills and experience levels of the Company's consultants. The Company has provided and intends to continue to provide project services to its clients. Projects are distinguishable from the Company's professional services staff supplementation consulting by the level of responsibility assumed by the Company. In a typical project, the Company assumes major responsibilities for the management of the project and/or the design of deliverables that results in a client-specific outcome. With professional services staff supplementation contracts, the Company's clients generally maintain responsibility for the overall task. EAS revenues are generally from project engagements. CSG revenues are derived from a mix of project and staff supplementation engagements. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, the Company may undertake projects on a fixed price basis and also may guarantee performance based upon defined operating specifications. Cost overruns, unsatisfactory performance or unanticipated difficulties in completing projects could have a material adverse effect on the Company's results of operations.

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

SALES FORCE

At January 31, 2000, the Company maintained an experienced sales force of approximately 215 employees who market the Company's services to senior business executives, chief information officers, information systems managers and others who purchase IT solution services. The purchasing departments of many of the Company's larger clients commonly select a limited list of preferred vendors. Once on the vendor list, the Company's sales representatives are eligible to work directly with managers of projects or application systems seeking consultant assistance. New client contacts are generated through a variety of methods, including client referrals, trade shows, personal sales calls, direct mailings to targeted clients and telemarketing.

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

The Company believes its operating procedures and financial controls are two of its primary strengths. Business plans, generally at either the office level or the practice level, are prepared annually and include monthly projections for the ensuing fiscal year. Results are tracked monthly to compare actual performance to projected results. The Company has centralized accounting and cash management functions to help ensure integrity of data and control of information flow. Operating data is available on a weekly basis. The Company believes that these processes enhance results from acquired businesses as well.

The Company established its office network through the internal start-up and staffing of offices in new geographic locations and through the acquisition of information technology services companies, their professional staffs and client relationships. The Company's network of offices currently consists of approximately 45 offices in the United States plus Canada and the Netherlands. The number of consultants working out of any office ranges from as few as 10 to over 300.

CONSULTANTS

The Company's future success will depend in part on its ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated needs of its clients. The Company's on-going consultant needs arise from (i) increasing demand for the Company's services,
(ii) turnover, which is generally high in the industry, and (iii) the clients' requests for consultants trained in the newest technologies. Few of the Company's employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and the Company has had, and expects to continue to have, difficulty in attracting and retaining an optimal level of qualified personnel. In particular, competition for the limited number of qualified project managers and professionals with certain specialized skills, such as a working knowledge of certain technologies, is intense. Because of this, the recruitment of the Company's skilled consultant group is a critical element to the Company's success. The Company devotes significant resources to meeting its personnel requirements. At January 31, 2000, the Company had approximately 125 full-time recruiters in its offices and approximately 20 in its National Recruiting Group. The National Recruiting Group maintains a national, proprietary database of relocatable and harder to find consultants (due to unique or specialized skill sets), augments local recruiting, advertises nationally and over the Internet for new consultants, travels to branches to train new recruiters and performs related tasks.

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

The Company's principal competitors frequently include: Cambridge Technology Partners, Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Keane, Inc., Sapient, Inc. and Whittman-Hart, Inc. Many large accounting and consulting firms offer services that overlap with a significant portion of the Company's services. Many of the Company's competitors are larger and have greater financial, technical, sales and marketing resources than CIBER. In addition, the Company must frequently compete with a client's own internal information technology staff. The Company expects to encounter additional competition as it enters new markets.

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

EMPLOYEES

As of December 31, 1999, CIBER had approximately 6,000 full-time employees, including approximately 1,000 personnel in administrative positions and approximately 5,000 billable consultants. Administrative personnel are principally branch managers, sales representatives, recruiters and administrative assistants located throughout the Company's offices. None of the Company's employees are subject to a collective bargaining arrangement. CIBER has entered into employment agreements with its executive officers. CIBER believes its relations with its employees are good.

ITEM 2.  PROPERTIES

CIBER's corporate office is located at 5251 DTC Parkway, Suite 1400, Englewood, Colorado 80111, where the Company leases approximately 38,500 square feet of office space. This lease expires in December 2003.

CIBER leases office space at various other locations under leases ranging from month-to-month up to ten-year terms. CIBER had office leases totaling approximately 601,000 square feet at December 31, 1999. Total office rent expense for all offices was $10.7 million and $6.2 million for the year ended June 30, 1999 and the six months ended December 31, 1999, respectively. The Company's facilities are adequate for its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, CIBER is included in litigation relating to claims arising out of its operations in the normal course of business. CIBER is not currently involved in any legal proceedings, the resolution of which, in management's opinion, would have a material effect on the Company's business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of CIBER, Inc. was held on October 28, 1999. The results to the matters that were voted upon were reported on Form 10-Q for the quarter ended September 30, 1999.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol "CBR." The table below sets forth the high and low sales price per share of the Company's common stock for the periods indicated.


                                                        High          Low
                                                        ----          ---
      Fiscal Year Ended June 30, 1998
           First Quarter                                 24.25          16.56
           Second Quarter                                29.00          19.75
           Third Quarter                                 35.63          23.41
           Fourth Quarter                                38.00          28.38
      Fiscal Year Ended June 30, 1999
           First Quarter                                 40.88          18.25
           Second Quarter                                27.94          13.31
           Third Quarter                                 29.50          17.88
           Fourth Quarter                                23.38          16.19
      Transition Period Ended December 31, 1999
           First Quarter                                 20.13          14.94
           Second Quarter                                29.81          13.75


As of December 31, 1999, the approximate number of beneficial owners of common stock was 30,000.

The Company's policy is to retain its earnings to support the growth of the Company's business. Accordingly, the Board of Directors of the Company has never declared cash dividends on its common stock and has no present plans to do so.

RECENT SALES OF UNREGISTERED SECURITIES

On October 29, 1999, CIBER acquired Waterstone Consulting, Inc. ("Waterstone") in a business combination accounted for as purchase. CIBER issued to the former shareholders of Waterstone 243,347 shares of its common stock, having an aggregate value of $4.0 million, which were not registered under the Securities Act of 1933. The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                         Six Months Ended
                                                               Year Ended June 30,                         December 31,
IN THOUSANDS, EXCEPT PER SHARE DATA           1995         1996        1997       1998        1999        1998         1999
---------------------------------------- -- ---------- ------------- ---------- ---------- ----------- ----------- ----------
OPERATING DATA:
Revenues                                 $    234,060       295,965    413,380    576,488     719,661     339,714    362,000
Amortization of intangible assets        $      1,395         1,795      3,087      3,936       7,520       2,151      6,754
Merger costs                             $      1,075           901      1,218      4,538       1,535       1,535          -
Operating income                         $     13,789        19,944     33,368     57,868      89,340      41,908     29,225
Net income                               $      9,777        14,781     21,226     36,477      54,495      25,437     17,643
Pro forma net income                     $      8,164        12,469     20,423     34,270      54,495      25,437     17,643
Pro forma income per share - basic       $        .20           .28        .43        .67         .98         .48        .31
Pro forma income per share - diluted     $        .18           .26        .40        .64         .95         .46        .30
Cash dividends                           $          -             -          -          -           -           -          -
---------------------------------------- -- ---------- ------------- ---------- ---------- ----------- ----------- ----------
Weighted average shares - basic                40,551        44,240     47,894     51,355      55,362      53,314     57,345
Weighted average shares - diluted              44,513        47,711     50,613     53,843      57,141      55,324     58,496
---------------------------------------- -- ---------- ------------- ---------- ---------- ----------- ----------- ----------

BALANCE SHEET DATA:
Total assets                             $     76,241       111,486    165,354    221,785     408,632     265,968    422,568
Total long-term liabilities              $        350           460      1,075          -           -           -      5,355
Total shareholders' equity               $     38,896        73,720    117,614    165,844     337,136     265,968    342,256
Shares outstanding at end of period            40,743        46,707     49,547     52,248      58,933      53,742     59,414
---------------------------------------- -- ---------- ------------- ---------- ---------- ----------- ----------- ----------

FINANCIAL PERFORMANCE:
Revenue growth                                  35.0%         26.4%      39.7%      39.5%       24.8%       25.4%       6.6%
Operating income margin                          5.9%          6.7%       8.1%      10.0%       12.4%       12.3%       8.1%
Pro forma net income margin                      3.5%          4.2%       4.9%       5.9%        7.6%        7.5%       4.9%
Stock price at end of period             $       4.44         11.00      17.09      38.00       19.13       27.81      27.50



CIBER changed its fiscal year end to December 31 from June 30, effective December 31, 1999. Accordingly, CIBER has presented financial information for the six months ended December 31, 1999 (the "transition period") as well as financial information for the six months ended December 31, 1998 for comparative purposes.

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

OVERVIEW

CIBER now manages its business in three groups, the Custom Solutions Group ("CSG"), the Enterprise Application Solutions Group ("EAS") and CIBER Enterprise Outsourcing ("CEO"). CSG provides application support, data warehousing consulting, middleware and systems integration, IT outsourcing, networking solutions and products and management consulting. EAS provides enterprise software selection, implementation and integration services, including PeopleSoft, SAP, Oracle, J. D. Edwards, Lawson, LogisticsPRO, Commerce One and Siebel Systems, among others, as well as related hardware sizing and procurement. In 1999, CEO began providing enterprise application hosting or application service provider ("ASP") services.

CIBER has grown through mergers and acquisitions, as well as through internal growth. For purposes of this report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. The Company's acquisitions involve the capitalization of intangible assets, which intangible assets are generally amortized over periods of up to 20 years for financial reporting purposes. The Company's consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge in the period in which the transaction is completed for costs associated with the business combination. Unless the effects are immaterial, the Company's consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. In addition, selling, general and administrative expenses may vary as a percentage of revenues depending on the fluctuations in the selling, general and administrative expenses of merged companies, if any, during any given period. CIBER completed 5 business combinations in the six months ended December 31, 1999, 10 business combinations in each of the fiscal years ended June 30, 1999 and 1998, and 6 business combinations in the fiscal year ended June 30, 1997.

CIBER's other revenues include sales of computer hardware products, commissions on computer and software product sales and software license and maintenance fees. CIBER sold its software business in September 1999.

CIBER's largest customer is IBM, which represented approximately 7% of total revenues for the six months ended December 31, 1999. CIBER's national contract with IBM expires March 31, 2000. CIBER and IBM are currently negotiating a contract renewal. This contract has been renewed each of the past four years. There is no assurance a contract renewal can be negotiated or, if negotiated, that the contract terms will be favorable to the Company. If CIBER does not renew the IBM contract or if it is renewed on less favorable terms, CIBER's future operating performance may be adversely impacted.

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations, expressed as a percentage of revenues:


                                                                                              Six Months Ended
                                                         Year Ended June 30,                    December 31,
                                                    1997         1998         1999           1998         1999
------------------------------------------------------------------------------------------------------------------

Revenues                                            100.0%        100.0%       100.0%         100.0%       100.0%

Gross margin                                         32.6%         34.9%        35.6%          35.3%        33.1%
Selling, general and administrative expenses         23.5          23.4         21.9           21.9         23.2
                                                ------------- ------------ ------------   ------------ ------------
     Operating income before amortization
         and merger costs                             9.1          11.5         13.7           13.4          9.9
Amortization of intangible assets                      .7            .7          1.1             .6          1.8
Merger costs                                           .3            .8           .2             .5            -
                                                ------------- ------------ ------------   ------------ ------------
    Operating income                                  8.1          10.0         12.4           12.3          8.1
Interest and other income, net                         .2            .3           .4             .4           .4
                                                ------------- ------------ ------------   ------------ ------------
    Income before income taxes                        8.3          10.3         12.8           12.7          8.5
Income tax expense                                    3.2           4.0          5.2            5.2          3.6
                                                ------------- ------------ ------------   ------------ ------------
    Net income                                        5.1%          6.3%         7.6%           7.5%         4.9%
                                                ============= ============ ============   ============ ============

     Pro forma net income (1)                         4.9%          5.9%
                                                ============= ============



(1) Includes the effects of pro forma adjustments to income tax expense as a result of merged companies.

SIX MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

CIBER's total revenues for the six months ended December 31, 1999 increased 7% to $362.0 million from $339.7 million for the six months ended December 31, 1998. This represents a 13% increase in consulting services revenues offset by a planned decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $20.9 million for the six months ended December 31, 1999 from $36.6 million for the same period of last year. Management expects that the decrease in other revenues will likely continue in the future due in part to the sale of CIBER's software business on September 30, 1999. Of the 13% increase in consulting services revenues, approximately 12% was due to revenues from acquired businesses and approximately 1% was due to organic growth of existing operations. CSG consulting revenues increased 4.6% while EAS consulting revenues increased 35.0%. EAS consulting revenues increased to approximately 26% of total consulting revenues for the six months ended December 31, 1999 from 22% in the same period last year.

Gross margin percentage decreased to 33.1% of revenues for the six months ended December 31, 1999 from 35.3% of revenues for the same period of last year. This decrease is due to declining gross margins on consulting services offset by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff and a decrease in the number of professional staff resulting from industry wide softness surrounding Year 2000 concerns. CSG gross margin on consulting services declined to 29.5% for the six months ending December 31, 1999 from 33.0% in 1998 while EAS consulting margin declined to 41.6% from 46.1% last year. Gross margin on other revenues increased due to decreased sales of lower margin computer hardware products.

Selling, general and administrative expenses were 23.2% of revenues for the six months ended December 31, 1999 compared to 21.9% of revenues for the same period of last year. This increase is due primarily to additional costs incurred for new programs implemented to position the Company for future growth, including the addition of key senior and executive management team members, a new branding and marketing initiative, and internal systems development. As CIBER's focus continues to shift to more solutions-oriented and project work, selling, general and administrative expenses are expected to increase as a percentage of sales and partially offset the expected higher gross margins on such work.

Amortization of intangible assets increased to $6.8 million for the six months ended December 31, 1999 from $2.2 million for the same period of last year. This increase was due to the additional intangible assets resulting from acquisitions.

No merger costs were incurred during the six months ended December 31, 1999, while merger costs, primarily transaction related broker and professional costs, of $1.5 million were incurred during the six months ended December 31, 1998.

Interest income decreased to $920,000 for the six months ended December 31, 1999 from $1.3 million for the same period of last year due to decreased average cash balances available for investment. Interest expense was $190,000 for the six months ended December 31, 1999, while no interest was incurred during the same period of last year. This increase was due to borrowings under CIBER's line of credit during the six months ended December 31, 1999. Included in other income for the six months ended December 31, 1999 is a $827,000 gain on the sale of the LogisticsPRO software business (see Note 4 of Notes to Consolidated Financial Statements). Management believes the sale of this software business will help to maintain CIBER's independence and avoid conflicts with significant partners with whom LogisticsPRO might otherwise compete. The sale allows CIBER to focus on its IT consulting services business rather than selling proprietary products. In addition, management believes that CIBER's profitability in the next 12 months will be favorably impacted as a result of the sale due to decreased sales, marketing and software development costs. As part of the sale, the purchaser assumed all agreements for software maintenance which resulted in a reduction in the balance of deferred revenues.

CIBER's effective tax rate for the six months ended December 31, 1999 was 42.6% compared to 41.2% for the same period of last year. CIBER's effective tax rate for the six months ended December 31, 1999 has increased due to increased nondeductible amortization resulting from acquisitions.

CIBER's net income decreased to $17.6 million for the six months ended December 31, 1999 from $25.4 million for the same period of last year.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

The Company's total revenues for fiscal 1999 increased 24.8% to $719.7 million from $576.5 million for fiscal 1998. This represents a 27.8% increase in consulting revenues offset by a planned decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $59.3 million in fiscal 1999 from $59.8 million in fiscal 1998. The increase in consulting revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 27.8% increase in consulting revenues for fiscal 1999 in comparison to fiscal 1998, approximately 9% was due to revenues from acquired businesses or immaterial poolings of interests and approximately 19% was due to organic growth of existing operations. Organic growth for the year was driven by a strong demand for ERP implementation services and was lessened, to some extent, due to declining direct Year 2000 service revenues. CSG consulting revenues increased 20.9% while EAS consulting revenues increased 59.0%. EAS consulting revenues increased to approximately 23% of total consulting revenues in fiscal 1999 from 19% in 1998.

Gross margin percentage improved to 35.6% of revenues in fiscal 1999 from 34.9% in fiscal 1998. This improvement was due to improved gross margins on both consulting services and other revenues. Gross margins on consulting services have increased as a larger percentage of the Company's revenues are derived from higher margin solutions oriented and project work. EAS consulting margins improved to 46.4% in fiscal 1999 from 44.9% in 1998 which was offset somewhat by a decline in CSG consulting margin to 32.6% in 1999 from 33.4% in 1998.

Selling, general and administrative expenses were 21.9% of revenues for fiscal 1999 compared to 23.4% of revenues for fiscal 1998. The decrease as a percentage of revenues is primarily due to greater economies of scale, including reduced administrative costs of certain merged companies.

Amortization of intangible assets increased to $7.5 million in fiscal 1999 from $3.9 million in fiscal 1998. This increase was due to the additional amortization of intangible assets resulting from mergers and acquisitions.

Merger costs, primarily transaction related broker and professional costs, of $1.5 million were incurred in fiscal 1999 compared to $4.5 million in fiscal 1998.

Net interest and other income increased to $2.6 million in fiscal 1999 from $1.5 million in fiscal 1998 due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

After the pro forma adjustment, if any, to income tax expense, the Company's pro forma effective tax rates for fiscal 1999 and 1998 were 40.8% and 42.3%, respectively. The Company's effective tax rate is higher than its normal tax rate due to nondeductible merger costs. Nondeductible amortization resulting from fiscal 1999 acquisitions has also increased the Company's effective tax rate. The pro forma adjustment to income tax expense in fiscal 1998 reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations that were not subject to income taxes.

The Company's pro forma net income increased 59.0% to $54.5 million in fiscal 1999 from $34.3 million in fiscal 1998.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

The Company's total revenues for fiscal 1998 increased 39.5% to $576.5 million from $413.4 million for fiscal 1997. This represents a 44.2% increase in consulting revenues and an 8.8% increase in other revenues. Other revenues increased to $59.8 million in fiscal 1998 from $54.9 million in fiscal 1997. The increase in consulting revenues is derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 44.2% increase in consulting revenues for fiscal 1998 in comparison to fiscal 1997, approximately 8% was due to revenues from acquired businesses or immaterial poolings of interests and approximately 36% was due to organic growth of existing operations. This growth was from increased demand for IT services, including an increased demand for Year 2000 related services and increased demand for ERP software implementation services. CSG consulting revenues increased 41.0% while EAS consulting revenues increased 59.8%. EAS consulting revenues increased to approximately 19% of total consulting revenues in fiscal 1998 from 17% in 1997.

Gross margin percentage improved to 34.9% of revenues in fiscal 1998 from 32.6% of revenues in fiscal 1997. This increase was due to improved gross margins on both consulting services and other revenues. CSG consulting margins increased to 33.4% in fiscal 1998 from 32.0% in 1997 and EAS consulting margins increased to 44.9% in 1999 from 42.4% in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had $78.0 million of working capital and had a current ratio of 2:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. The Company believes that its cash and cash equivalents, its operating cash flow and the availability of credit under its bank revolving line of credit will be sufficient to finance working capital needs through at least the next year.

In June 1999, CIBER's Board of Directors authorized the repurchase of up to 10% of CIBER's outstanding stock. CIBER may use significant amounts of cash for repurchases of its stock or to purchase businesses. As a result, CIBER may borrow to finance such activities. Future borrowings may include bank, private or public debt.

Net cash provided by operating activities was $17.8 million, $26.2 million and $63.4 million in fiscal 1997, 1998 and 1999, respectively, and $29.1 million and $28.7 million for the six months ended December 31, 1998 and 1999, respectively. Changes in operating assets and liabilities have used significant amounts of cash. The Company's accounts receivable totaled $139.4 million at December 31, 1999 compared to $151.0 million at June 30, 1999. Accounts receivable days sales outstanding ("DSO") was 73 days at December 31, 1999, which management believes is in line with industry standards.

Net cash used in investing activities was $27.4 million, $11.2 million and $40.5 million in fiscal 1997, 1998 and 1999, respectively, and $8.5 million and $67.3 million for the six months ended December 31, 1998 and 1999, respectively. The Company used cash for acquisitions of $19.3 million, $351,000 and $26.5 million during fiscal 1997, 1998 and 1999, respectively, and $4.1 million and $60.1 million during the six months ended December 31, 1998 and 1999, respectively. The Company also purchased property and equipment of $7.2 million, $11.7 million and $14.0 million during fiscal 1997, 1998 and 1999, respectively, and $4.4 million and $7.2 million during the six months ended December 31, 1998 and 1999, respectively.

Net cash provided by (used in) financing activities was $12.9 million, ($4.9 million), and $1.8 million in fiscal 1997, 1998 and 1999, respectively, and $4.2 million and ($20.5 million) in the six months ended December 31, 1998 and 1999, respectively. The Company obtained net cash proceeds from sales of common stock of $22.9 million, $5.8 million and $14.8 million in fiscal 1997, 1998 and 1999, respectively, and $6.0 million and $10.9 million in the six months ended December 31, 1998 and 1999, respectively. Certain of the companies that have been acquired or have merged with CIBER have had outstanding balances on lines of credit and notes payable. Upon acquisition by or merger with CIBER, these borrowings were paid in full.

CIBER purchased 706,000 shares of treasury stock for $13.0 million during fiscal 1999 and 2,255,000 shares for $36.7 million during the six months ended December 31, 1999. CIBER has reissued some of the treasury shares under CIBER's Employee Stock Purchase Plan and for acquisitions.

CIBER has a $50 million unsecured revolving line of credit with a bank. At December 31, 1999, CIBER had $5,355,000 outstanding under this line of credit. There were no outstanding borrowings under this bank line of credit at June 30, 1998 and 1999. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $25 million. On July 1, 2000, the amount available under the line of credit will be reduced to $35 million and the maximum unused portion of the line of credit on which the commitment fee is based will be reduced to $20 million. The credit agreement expires on January 31, 2001. CIBER expects, although there can be no assurance, to be able to renew this line of credit on similar terms.

In December 1999, CIBER announced its plans to create an Application Service Provider ("ASP") joint venture. It is planned that the joint venture entity will be CIBER's existing subsidiary CIBER Enterprise Outsourcing, Inc. In anticipation of the venture, in February 2000, CIBER Enterprise Outsourcing, Inc. changed its name to Agilera.com, Inc. ("Agilera"). It is planned that the venture will be formed by the private sale of approximately $45 million of Agilera preferred stock to new investors. It is anticipated that CIBER will initially have approximately a 42% voting interest in Agilera after the sale of preferred stock, which ownership percentage may decrease in the event of future sales of common stock by Agilera. There can be no assurances that this transaction will be completed as described above or at all or that the joint venture, if formed, will be successful.

SEASONALITY

The Company experiences a moderate amount of seasonality. Typically, operating income as a percentage of revenues is lowest in the last quarter of each calendar year because more holidays and vacations are taken at that time of year resulting in fewer hours billed in that period.

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

YEAR 2000 EFFECTS - IT services industry demand in 1999 and 1998 was impacted to a great extent by Year 2000 dynamics. In fiscal 1998 and in the first half of fiscal 1999 growth was caused not only by increased demand for direct Year 2000 services, such as code remediation, but also indirect services, such as ERP systems implementation and replacement of non-compliant legacy systems. Towards the end of fiscal 1999 and through the six months ended December 31, 1999, CIBER's growth slowed as companies completed Year 2000 readiness programs and became reluctant, in many cases, to commence significant new initiatives until Year 2000 failure risks have passed, generally during the first half of calendar 2000.

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

GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION - As an integral part of its business strategy, the Company intends to continue to expand by acquiring information technology businesses. The Company continuously evaluates potential business combinations and aggressively pursues attractive transactions. From July 1, 1996 through December 31, 1999, the Company completed 31 business combinations. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain clients of acquired businesses. Business combinations involve numerous risks, including the ability to manage geographically remote offices, the diversion of management's attention from other business concerns and the risks of entering markets in which the Company has limited or no direct experience. In addition, acquisitions may involve the expenditure of significant funds and the incurrence of significant charges associated with the amortization of goodwill or other intangible assets or future write-downs of the recorded values of assets acquired. There can be no assurance the Company will be able to combine additional business, or that any business combination will result in benefits to the Company, or that management will be able to manage effectively the resulting business. Additionally, the Company experiences competition for business combinations.

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

ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS - The Company's future success will depend in part on its ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated needs of its clients. The Company's on-going personnel needs arise from: (i) increased demand for the Company's services, (ii) turnover, which is generally high in the industry and (iii) client requests for consultants trained in the newest software and hardware technologies. For example, demand for IT services related to e.Business, web-enabled and internet technology has increased significantly while demand for services related to legacy based technology has generally softened. Few of the Company's employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant and the Company has had, and expects to continue to have, difficulty in attracting and retaining an optimal level of qualified consultants. In particular, competition is intense for the limited number of qualified project managers and professionals with specialized skills, such as a working knowledge of certain sophisticated software. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to continue to grow.

DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS - The Company's five largest clients accounted for 15% and 16% of the Company's total revenues for the year ended June 30, 1999 and the six months ended December 31, 1999, respectively. No one client accounted for more than 10% of the Company's total revenues in fiscal 1999 or in the six months ended December 31, 1999. CIBER strives to develop long-term relationships with its clients. Most client assignments are from three to twelve months, however, many of the Company's client relationships have continued for many years. Although they may be subject to penalty provisions, clients may generally cancel a contact at any time. In addition, under many contracts, clients may reduce their use of the Company's services under such contract without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company. Additionally, the Company has a significant relationship with PeopleSoft as a PeopleSoft implementation partner. Approximately 8% of CIBER's total revenues is derived from clients who purchase implementation services for their PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive or if the Company should lose its "implementation partner" status with PeopleSoft, the Company could suffer a material adverse effect.

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

PROJECT RISKS - The Company has provided and intends to continue to provide project services to its clients. Projects are distinguishable from the Company's professional services staff supplementation contracts by the level of responsibility assumed by the Company. In addition, projects generally have a longer and more costly sales cycle. These factors may cause fluctuations in quarterly results. In a typical project, the Company assumes major responsibilities for the management of the project and/or the design of deliverables that results in a client-specific outcome. With professional services staff supplementation contracts, the Company's clients generally maintain responsibility for the overall tasks. The failure of a project or the failure of the Company to provide project services in a satisfactory manner could have a material adverse effect on the Company. Further, the Company may undertake projects on a fixed-price basis and also may guarantee performance based upon defined operating specifications. Cost overruns, unsatisfactory performance or unanticipated difficulties in completing projects could have a material adverse effect on the Company's results of operations.

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

INTERNATIONAL EXPANSION - In future periods, CIBER may significantly expand its international operations, which currently includes offices in Toronto and Vancouver, Canada and Eindhoven, the Netherlands. Such international operations will be subject to political and economic uncertainties, fluctuations in foreign currency exchange rates and new tax and legal requirements. Other risks inherent in managing international operations include geographically distant locations, customers and employees speaking different languages and different cultural approaches to the conduct of business.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including, among others, cash equivalents, accounts receivable, lines of credit, is not material, except as noted below.

The Company has a $50 million revolving line of credit with a bank. As of December 31, 1999, the Company had $5.4 million outstanding under this line of credit. The interest rate on the line of credit is based on LIBOR, plus 2%. Therefore, as LIBOR fluctuates, the Company may experience changes in interest expense that could impact financial results. If LIBOR were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $54,000 for the revolving line of credit, assuming an outstanding balance of $5.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of June 30, 1998 and 1999, and December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999, and the six-month period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of June 30, 1998 and 1999, and December 31, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, and the six-month period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                              KPMG LLP


Denver, Colorado
February 4, 2000

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JUNE 30, 1997, 1998 AND 1999, AND
           THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED) AND 1999


                                                                                                    SIX MONTHS ENDED
                                                               YEARS ENDED JUNE 30,                   DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                      1997           1998         1999          1998            1999
                                                      ------------   -----------  -----------  -------------    -----------
                                                                                               (unaudited)
Consulting services                                    $358,437       $516,692     $660,384      $303,153        $341,123
Other revenues                                           54,943         59,796       59,277        36,561          20,877
                                                      ------------   -----------  -----------  -------------    -----------
     Total revenues                                     413,380        576,488      719,661       339,714         362,000

                                                      ------------   -----------  -----------  -------------    -----------

Cost of consulting services                             237,254        332,356      423,131      194,660          229,853
Cost of other revenues                                   41,152         43,150       40,176       25,221           12,239
Selling, general and administrative expenses             97,301        134,640      157,959       74,239           83,929
Amortization of intangible assets                         3,087          3,936        7,520        2,151            6,754
Merger costs                                              1,218          4,538        1,535        1,535                -
                                                      ------------   -----------  -----------  -------------    -----------
    Operating income                                     33,368         57,868       89,340       41,908           29,225
Interest income                                           1,467          1,767        2,640        1,330              920
Interest expense                                           (434)          (232)            -           -             (190)
Other income,  net                                            -              -            -            -              778
                                                      ------------   -----------  -----------  -------------    -----------
    Income before income taxes                           34,401         59,403       91,980       43,238           30,733
Income tax expense                                       13,175         22,926       37,485       17,801           13,090
                                                      ------------   -----------  -----------  -------------    -----------
    Net income                                        $  21,226       $ 36,477     $ 54,495     $ 25,437          $17,643
                                                      ============   ===========  ===========  =============    ===========

Pro forma information (unaudited) (Note 1(j)):
    Historical net income                             $  21,226       $ 36,477
    Pro forma adjustment to income tax expense             (803)        (2,207)
                                                      ============   ===========
    Pro forma net income                              $  20,423       $ 34,270
                                                      ============   ===========

Earnings per share - basic                            $     .43       $    .67     $    .98      $   .48         $    .31

Earnings per share - diluted                          $     .40       $    .64     $    .95      $   .46         $    .30

Weighted average shares - basic                          47,894         51,355       55,362       53,314           57,345

Weighted average shares - diluted                        50,613         53,843       57,141       55,324           58,496



See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1998 AND 1999, AND DECEMBER 31, 1999

                                                                                JUNE 30,                DECEMBER 31,
IN THOUSANDS, EXCEPT SHARE DATA                                         1998             1999               1999
                                                                     ------------   ----------------  -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 37,291          $  61,951          $ 2,858
   Accounts receivable                                                   121,538            150,976          139,418
   Prepaid expenses and other assets                                       6,357              5,602            7,595
   Deferred income taxes                                                   1,458              2,915            2,960
                                                                     ------------   ----------------  -----------------
       Total current assets                                              166,644            221,444          152,831
                                                                     ------------   ----------------  -----------------
Property and equipment, at cost                                           32,561             47,997           55,510
Less accumulated depreciation and amortization                           (15,219)           (22,866)         (26,947)
                                                                     ------------   ----------------  -----------------
       Net property and equipment                                         17,342             25,131           28,563
                                                                     ------------   ----------------  -----------------
Intangible assets, net                                                    33,597            157,012          233,975
Deferred income taxes                                                      2,068              1,694            1,773
Other assets                                                               2,134              3,351            5,426
                                                                     ------------   ----------------  -----------------
       Total assets                                                     $221,785           $408,632         $422,568
                                                                     ============   ================  =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade payables                                                      $  10,989          $  13,502         $ 18,102
   Acquisition costs payable                                                   -              2,098           15,268
   Accrued compensation and payroll taxes                                 25,720             36,845           31,841
   Deferred revenues                                                       4,097              3,850              874
   Other accrued expenses and liabilities                                 11,859              8,020            4,945
   Income taxes payable                                                    3,276              7,181            3,751
   Deferred income taxes                                                       -                  -               67
                                                                     ------------   ----------------  -----------------
       Total current liabilities                                          55,941             71,496           74,848
Bank line of credit                                                            -                  -            5,355
                                                                     ------------   ----------------  -----------------
       Total liabilities                                                  55,941             71,496           80,203
                                                                     ------------   ----------------  -----------------
Commitments and contingencies
Minority interest                                                              -                  -              109
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                            -                  -                -
  Common stock, $0.01 par value, 100,000,000 shares
       authorized,  52,248,000, 58,933,000 and 59,414,000 shares
       issued and outstanding                                                522                589              594
  Additional paid-in capital                                              93,889            222,652          230,615
  Retained earnings                                                       71,433            122,607          139,312
  Treasury stock, 500,000 and 1,717,000 shares at cost                         -             (8,712)         (28,265)
                                                                     ------------  -----------------   ----------------
       Total shareholders' equity                                        165,844            337,136          342,256
                                                                     ------------  -----------------   ----------------
       Total liabilities and shareholders' equity                       $221,785           $408,632         $422,568
                                                                     ============   ================  =================



See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1998 AND 1999,
                   AND THE SIX MONTHS ENDED DECEMBER 31, 1999


                                                                                   ADDITIONAL                                TOTAL
                                                                 COMMON STOCK       PAID-IN      RETAINED    TREASURY  SHAREHOLDERS'
IN THOUSANDS                                                   SHARES    AMOUNT     CAPITAL      EARNINGS     STOCK        EQUITY
                                                               ------    ------     -------      --------     -----        ------

BALANCES AT JULY 1, 1996                                         46,707      $467   $ 39,122      $ 34,131   $       -    $ 73,720
Public offering, net of offering costs of $1,390                  1,220        12     16,915             -           -      16,927
Employee stock purchases and options exercised                    1,432        14      3,316             -           -       3,330
Acquisition consideration                                           186         2      2,567             -           -       2,569
Sale of common stock by merged companies                              -         -      2,651             -           -       2,651
Tax benefit from exercise of stock options                            -         -      6,366             -           -       6,366
Termination of S corporation tax status of merged company             -         -      2,041        (2,041)          -           -
Compensation expense related to stock options                         2         -         62             -           -          62
Net income                                                            -         -          -        21,226           -      21,226
Distributions by merged companies                                     -         -          -        (8,536)          -      (8,536)
Adjustment to conform year end of merged companies                    -         -          -          (701)          -        (701)
                                                              ----------------------------------------------------------------------
BALANCES AT JUNE 30, 1997                                        49,547       495     73,040        44,079           -     117,614
Note payable paid with stock                                         51         1      1,105             -           -       1,106
Employee stock purchases and options exercised                    1,407        14      5,752             -           -       5,766
Acquisition consideration                                            96         1      1,150             -           -       1,151
Immaterial poolings of interests                                  1,145        11        347         1,834           -       2,192
Tax benefit from exercise of stock options                            -         -      9,149             -           -       9,149
Termination of S corporation tax status of merged company             -         -      3,287        (3,287)          -           -
Compensation expense related to stock and stock options               2         -         59             -           -          59
Net income                                                            -         -          -        36,477           -      36,477
Distributions by merged companies                                     -         -          -        (7,670)          -      (7,670)
                                                              ----------------------------------------------------------------------
BALANCES AT JUNE 30, 1998                                        52,248       522     93,889        71,433           -     165,844
Employee stock purchases and options exercised                    1,435        14     14,738        (3,225)      3,225      14,752
Acquisition consideration                                         4,286        43    106,492           (96)      1,049     107,488
Immaterial pooling of interests                                     961        10        806             -           -         816
Tax benefit from exercise of stock options                            -         -      5,499             -           -       5,499
Compensation expense related to stock and stock options               3         -        395             -           -         395
Stock options exchanged for accrued compensation                      -         -        833             -           -         833
Net income                                                            -         -          -        54,495           -      54,495
Purchases of treasury stock                                           -         -          -             -     (12,986)    (12,986)
                                                              ----------------------------------------------------------------------
BALANCES AT JUNE 30, 1999                                        58,933       589    222,652       122,607      (8,712)    337,136
Employee stock purchases and options exercised                      457         4      4,485          (923)      7,326      10,892
Acquisition consideration                                             -         -      1,590           (15)      9,850      11,425
Tax benefit from exercise of stock options                            -         -      1,664             -           -       1,664
Compensation expense related to stock and stock options              24         1        224             -           -         225
Net income                                                            -         -          -        17,643           -      17,643
Purchases of treasury stock                                           -         -          -             -     (36,729)    (36,729)
                                                              ----------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                                    59,414      $594   $230,615      $139,312   $ (28,265)   $342,256
                                                              ======================================================================


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 1997, 1998 AND 1999, AND
             THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED) AND 1999


                                                                                                             SIX MONTHS ENDED
                                                                        YEARS ENDED JUNE 30,                    DECEMBER 31,
  IN THOUSANDS                                                      1997        1998           1999         1998           1999
                                                               ------------  -----------   -----------  -------------   ------------
 OPERATING ACTIVITIES:                                                                                  (unaudited)
    Net income                                                   $21,226       $36,477       $54,495      $25,437         $17,643
    Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                          6,297         9,468        15,110        5,375          11,197
            Deferred income taxes                                   (859)       (4,672)       (2,049)      (2,642)            (77)
            Gain on sale of LogisticsPRO                               -             -             -            -            (827)
            Other                                                     32            48           395           37             229
            Changes in operating assets and liabilities,
              net of the effect of acquisitions:
                 Accounts receivable                             (14,830)      (35,442)      (17,789)     (13,447)         17,295
                 Other current and long-term assets                 (446)       (4,454)          416        1,249          (3,968)
                 Trade payables                                   (1,322)       (2,072)        1,782        7,098           4,420
                 Accrued compensation and payroll taxes            3,516         6,610         9,212        1,881          (7,446)
                 Deferred revenues                                   156         2,034          (247)        (637)         (1,760)
                 Other accrued expenses and liabilities              194         3,402        (4,211)         (19)         (5,782)
                 Income taxes payable                              3,866        14,783         6,252        4,799          (2,227)
                                                               ------------  -----------   -----------  -------------   ------------
                    Net cash provided by operating activities     17,830        26,182        63,366       29,131          28,697
                                                               ------------  -----------   -----------  -------------   ------------

  INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                           (19,290)         (351)      (26,500)      (4,138)        (60,090)
    Purchases of property and equipment                           (7,230)      (11,665)      (13,972)      (4,365)         (7,168)
    Purchases of investments                                      (2,039)         (905)            -            -               -
    Sales of investments                                           1,111         1,695             -            -               -
    Other                                                              -             -             -            -             (50)
                                                               ------------  -----------   -----------  -------------   ------------
                    Net cash used in investing activities        (27,448)      (11,226)      (40,472)      (8,503)        (67,308)
                                                               ------------  -----------   -----------  -------------   ------------

  FINANCING ACTIVITIES:
    Proceeds from sales of common stock, net                      22,908         5,766        14,752        5,984          10,892
    Purchases of treasury stock                                        -             -       (12,986)      (1,795)        (36,729)
    Net (payments) borrowings on bank lines of credit             (1,568)       (1,985)            -            -           5,355
    Borrowings on notes payable                                    3,545           247             -            -               -
    Payments on notes payable                                     (3,451)       (2,650)            -            -               -
    Distributions by merged companies                             (8,536)       (6,300)            -            -               -
                                                               ------------  -----------   -----------  -------------   ------------
                   Net cash provided by (used in) financing       12,898        (4,922)        1,766        4,189         (20,482)
                     activities
                                                               ------------  -----------   -----------  -------------   ------------

                   Net increase (decrease) in cash and cash        3,280        10,034        24,660       24,817         (59,093)
                     equivalents
  Cash and cash equivalents, beginning of period                  24,398        27,257        37,291       37,291          61,951
  Adjustment to conform fiscal year of merged companies             (421)            -             -            -               -
                                                               ------------  -----------   -----------  -------------   ------------
  Cash and cash equivalents, end of period                       $27,257       $37,291       $61,951      $62,108         $ 2,858
                                                               ============  ===========   ===========  =============   ============



See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 1997, 1998 AND 1999, AND DECEMBER 31, 1999

(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) NATURE OF OPERATIONS

CIBER, Inc. ("CIBER" or the "Company") is a provider of information technology ("IT") consulting services. At December 31, 1999, CIBER had approximately 6,000 employees located in 45 major cities in the United States plus Canada and the Netherlands. CIBER now manages its business in three groups, the Custom Solutions Group ("CSG"), the Enterprise Application Solutions Group ("EAS") and CIBER Enterprise Outsourcing ("CEO"). CSG provides application support, data warehousing consulting, middleware and systems integration, IT outsourcing, networking solutions and products and management consulting. EAS provides enterprise software selection, implementation and integration services, including PeopleSoft, SAP, Oracle, J. D. Edwards, Lawson, LogisticsPRO, Commerce One and Siebel Systems, among others, as well as related hardware sizing and procurement. In 1999, CEO began providing enterprise application hosting or application service provider ("ASP") services.

(b) PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(c) CHANGE IN FISCAL YEAR END

CIBER changed its fiscal year end to December 31 from June 30, effective December 31, 1999. References to fiscal 1999 relate to the year ended June 30, 1999.

Unaudited consolidated statements of operations and cash flows for the six months ended December 31, 1998 have been included in the accompanying consolidated financial statements for comparative purposes.

(d) CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds of $10,199,000 and $19,601,000 at June 30, 1998 and 1999, respectively, and investment grade commercial paper of $21,179,000 and $33,213,000 at June 30, 1998 and 1999, respectively. There were no cash equivalents at December 31, 1999.

(e) PROPERTY AND EQUIPMENT

Property and equipment, which consists primarily of computer equipment and furniture, is stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging primarily from five to seven years. Depreciation expense was $3,210,000, $5,532,000, $7,590,000 and $4,443,000 for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, respectively.

(f) COSTS OF DEVELOPING COMPUTER SOFTWARE FOR INTERNAL USE

Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

(g) INTANGIBLE ASSETS

Intangible assets consist of goodwill, client lists and noncompete agreements. Goodwill is amortized over 6 to 20 years. Client lists are amortized over the estimated useful lives ranging from two to eight years. Noncompete agreements are amortized over the terms of the contracts that range from one to six years. Amortization is recorded using the straight-line method.

Intangible assets are reviewed for impairment when events indicate the carrying amount of intangible assets may not be recoverable. Impairments would be considered to exist when the estimated undiscounted future cash flows expected to result from the use of the intangible asset are less than the carrying amount of the asset. Impairment, if any, will be measured based on forecasted future discounted operating cash flows.

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

Other revenues include sales of computer hardware products, commissions on computer and software product sales and software license and maintenance fees. Revenues related to the sale of computer products are recognized when the products are shipped. Software license fee revenues are recognized over the period of the software implementation and revenues from maintenance agreements are recognized ratably over the maintenance period. On September 30, 1999 CIBER sold its software business.

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

(k) EARNINGS PER SHARE

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of the Company's stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger. The number of antidilutive stock options omitted from the computation of weighted average shares was 1,182,000 and 2,316,000 for the year ended June 30, 1999 and for the six months ended December 31, 1999, respectively. There were no antidilutive stock options for the years ended June 30, 1998 and 1997.

(l)  STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations ("APB 25"). The Company measures stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock. CIBER generally grants stock options at fair market value at the date of grant. The pro forma disclosures of net income and income per share, as if the fair-value based method defined in SFAS 123 had been applied, are provided in Note 11.

(m) MINORITY INTEREST

On December 2, 1999, CIBER acquired approximately 78% of Interactive Papyrus, Inc. ("IPI"). The minority stockholders' proportionate share of the equity of IPI is reflected as minority interest in the consolidated balance sheet. The minority stockholders' proportionate share of the net income of IPI is included in other income, net in the consolidated statement of operations. The minority interest in net income of IPI was $4,000 for the six months ended December 31, 1999.

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

(2)  POOLINGS OF INTERESTS

In fiscal 1999, the following companies merged with CIBER in business combinations accounted for as poolings of interests:

EJR COMPUTER ASSOCIATES, INC. ("EJR") - On August 11, 1998, CIBER issued 1,155,516 shares of its common stock in connection with the merger of EJR with CIBER.

THE CUSHING GROUP, INC. ("CUSHING") - On August 31, 1998, CIBER issued 961,135 shares of its common stock in connection with the merger of Cushing with CIBER.

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

ACQUISITIONS FROM JULY 1, 1999 THROUGH DECEMBER 31, 1999

SOLUTION PARTNERS B.V. ("SOLUTION PARTNERS") - On December 2, 1999, CIBER acquired all of the outstanding capital stock of Solution Partners for $14.1 million of which approximately $543,000 is included in acquisition costs payable at December 31, 1999. As part of the purchase price, CIBER issued 171,580 shares of its common stock with a value of $4.0 million. Additionally, the terms of the purchase provide for additional consideration of up to $1.5 million based on certain performance criteria during the 12-month periods ending December 31, 2000 and 2001. CIBER has recorded goodwill of $13.3 million related to this acquisition, which will be amortized over 20 years. Any additional consideration paid will be accounted for as additional goodwill. Solution Partners, located in Eindhoven, the Netherlands, provides e.Business and supply chain solutions using SAP software to companies throughout Europe. For income tax purposes, the acquisition of Solution Partners was a non-taxable transaction.

INTERACTIVE PAPYRUS, INC. ("IPI") - On December 2, 1999, CIBER acquired approximately 78% of the outstanding capital stock of IPI for $6.2 million of which $5.3 million is included in acquisition costs payable at December 31, 1999. CIBER issued 22,500 shares of its common stock with a value of $450,000 as part of the purchase price. Acquisition costs payable of $5.2 million was paid in January 2000. CIBER has recorded goodwill of $5.7 million related to this acquisition, which will be amortized over 6 years. IPI, located in Colorado Springs, Colorado, develops interactive web sites to build online business ventures. For income tax purposes, the acquisition of IPI was a non-taxable transaction.

SOFTWARE DESIGN CONCEPTS, INC. ("SDC") - On November 15, 1999, CIBER acquired certain assets, liabilities and all of the business operations of SDC for $9.0 million in cash and the issuance of 160,378 shares of its common stock with a value of $3.0 million. The aggregate purchase price was $12.0 million of which $160,000 is included in acquisition costs payable at December 31, 1999. CIBER has recorded goodwill of $11.5 million related to this acquisition, which will be amortized over 20 years. SDC, located in Philadelphia, Pennsylvania, provided software development and consulting services similar to CIBER.

WATERSTONE CONSULTING, INC. ("WATERSTONE") - On October 29, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Waterstone for approximately $30.7 million. The purchase price is subject to adjustment based on finalization of the Waterstone balance sheet at the acquisition date. As part of the purchase price, CIBER issued 243,347 shares of its common stock with a value of $4.0 million. At December 31, 1999, acquisition costs payable were approximately $1.7 million related to this acquisition. CIBER has recorded goodwill of approximately $29.7 million related to this acquisition, which will be amortized over 20 years. Waterstone, located in Chicago, Illinois, provided consulting services specializing in supply chain and customer relationship management solutions.

THE ISADORE GROUP, INC. ("ISADORE") - On October 15, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Isadore for $18.3 million of which $180,000 is included in acquisition costs payable at December 31, 1999. Additionally, the terms of the purchase provide for additional consideration of up to $10.4 million based on revenue earned during the 12-month periods ending December 31, 2000, 2001 and 2002. CIBER has recorded goodwill of $17.5 million related to this acquisition, which will be amortized over 20 years. Any additional consideration paid will be accounted for as additional goodwill. Isadore, located in Phoenix, Arizona, provided PeopleSoft higher education consulting services.

The following unaudited pro forma financial information presents the combined results of operations of CIBER, Solution Partners, IPI, SDC, Waterstone and Isadore as if the acquisitions had occurred as of July 1, 1998, after giving effect to certain adjustments, including amortization of goodwill and other intangible assets, decreased interest revenue as a result of the cash paid for the acquisitions, and the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had CIBER and the five acquired companies constituted a single entity during such periods.

                                                             YEAR ENDED               SIX MONTHS ENDED
IN THOUSANDS                                                JUNE 30, 1999            DECEMBER 31, 1999
                                                        ----------------------     -----------------------

     Revenues                                                      $ 742,820                    $ 374,253
     Net income                                                       51,739                       16,834
     Earnings per share - basic                                    $     .92                    $     .29
     Earnings per share - diluted                                  $     .90                    $     .28


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

COMPAID CONSULTING SERVICES, INC. ("COMPAID") - On March 2, 1999, CIBER acquired all of the outstanding capital stock of Compaid for approximately $9.7 million. CIBER has recorded goodwill of $7.5 million related to this acquisition, which will be amortized over 15 years. Compaid, headquartered in Atlanta, Georgia, provided services similar to CIBER.

BUSINESS IMPACT SYSTEMS, INC. ("BIS") - On February 26, 1999, CIBER issued 2,401,028 shares of its common stock and granted options for 3,634 shares of its common stock (at an aggregate purchase price of $40,000) in exchange for substantially all of the outstanding assets and liabilities of BIS. The aggregate purchase price was $62.2 million, including acquisition costs. CIBER has recorded goodwill of $55.6 million related to this acquisition, which will be amortized over 20 years. BIS, headquartered in Herndon, Virginia, provided enterprise integration services.

PARADYME HR TECHNOLOGIES CORPORATION ("PARADYME HRT") - On February 5, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paradyme HRT for initial consideration of $5.0 million. The terms of the purchase provided for additional consideration of up to $3.0 million based on certain performance criteria during the 12-month periods ending January 31, 2000 and 2001. At December 31, 1999 CIBER believes that the performance criteria will likely be met, and accordingly has recorded additional goodwill and acquisition costs payable of $3.0 million related to this acquisition. CIBER paid $2.2 million of this additional consideration in February 2000. CIBER has recorded total goodwill of $7.4 million related to this acquisition. Paradyme HRT, located in Columbia, South Carolina, provided ERP Outsourcing services and HR/Payroll business services and has become CIBER's Enterprise Outsourcing Practice.

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

PARAGON SOLUTIONS, INC. ("PARAGON") - On January 8, 1999, CIBER acquired certain assets, liabilities and all of the business operations of Paragon for $4.4 million. The original terms of the purchase provided for additional consideration of up to $3.3 million based on certain performance criteria during the 12-month periods ending December 31, 1999 and 2000. In February 2000, parties agreed that CIBER would pay a total of $2.5 million in final settlement of the purchase agreement. CIBER paid $1.8 million in February 2000 and $700,000 is to be paid in July 2000. As a result, CIBER has recorded additional goodwill and acquisition costs payable of $2.5 million at December 31, 1999. CIBER has recorded total goodwill of $6.8 million related to this acquisition. Paragon, located in Pittsburgh, Pennsylvania, provided Oracle software implementation services.

THE DORADUS CORPORATION ("DORADUS") - On November 15, 1998, CIBER acquired all of the outstanding capital stock of Doradus for $4.0 million. Additional consideration of $100,000 was paid in April 1999 and an additional $288,000 was paid in December 1999. The additional consideration was accounted for as additional goodwill. CIBER has recorded total goodwill of $4.2 million related to this acquisition. Doradus, located in Minneapolis, Minnesota, provided IT consulting services similar to CIBER.

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

During fiscal year 1999, CIBER paid final additional cash consideration of $688,000 to the former owners of Oasys, Inc. related to the March 1996 acquisition. This additional consideration was recorded as goodwill.

(4)  SALE OF LOGISTICSPRO

On September 30, 1999, CIBER sold its LogisticsPRO software business for $2.0 million resulting in a gain of $827,000 that is included in other income. The after-tax gain is $496,000 or $.01 per diluted share. In connection with the sale, CIBER entered into a royalty (licensing) agreement under which CIBER will receive a percentage of certain future revenues, as defined in the agreement, up to $3.5 million over the next five years. The software business was sold to an entity owned by the management of the LogisticsPRO business as well as two non-executive officers of CIBER.

(5)  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):


                                                                 JUNE 30,                DECEMBER 31,
                                                           1998              1999              1999
                                                      --------------   ---------------  ----------------
              Billed accounts receivable                 $ 95,472         $129,547        $116,003
              Unbilled accounts receivable                 28,576           24,773          26,058
                                                      --------------   ---------------  ----------------
                                                          124,048          154,320         142,061
              Less allowance for doubtful accounts         (2,510)          (3,344)         (2,643)
                                                      ==============   ===============  ================
                                                         $121,538         $150,976        $139,418
                                                      ==============   ===============  ================


The activity in the allowance for doubtful accounts consist of the following (in thousands):


                                                BALANCE AT          NET CHARGE                        BALANCE AT
                                                 BEGINNING         TO COSTS AND                           END
                                                 OF PERIOD         EXPENSES (1)       OTHER (2)        OF PERIOD
                                              ----------------    ---------------    ------------    --------------
    Year ended June 30, 1997                      $ 178                   679             -               857
    Year ended June 30, 1998                        857                 1,523           130             2,510
    Year ended June 30, 1999                      2,510                   453           381             3,344
    Six months ended December 31, 1999            3,344                  (705)            4             2,643



(1) Represents additions charged to costs and expenses net of accounts written off.
(2) Represents additions due to business combinations accounted for as purchases and immaterial poolings of interests.

(6)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                                         JUNE 30,                 DECEMBER 31,
                                                                    1998            1999               1999
                                                               -------------   -------------    -----------------
                      Computer equipment and software             $ 20,855       $  32,499            $ 38,978
                      Furniture and fixtures                         8,034          11,187              11,557
                      Leaseholds and other                           3,672           4,311               4,975
                                                               -------------   -------------    -----------------
                                                                    32,561          47,997              55,510
                      Less accumulated depreciation                (15,219)        (22,866)            (26,947)
                                                               =============   =============    =================
                                                                 $  17,342        $ 25,131            $ 28,563
                                                               =============   =============    =================


(7)  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):


                                                     JUNE 30,                   DECEMBER 31,
                                                1998              1999               1999
                                          ---------------   --------------   -------------------

   Goodwill                                   $ 32,715        $ 160,218            $ 243,667
   Client lists                                  6,801            6,801                6,801
   Noncompete agreements                         3,834            7,266                7,534
                                          ---------------   --------------   -------------------
                                                43,350          174,285              258,002
   Less accumulated amortization                (9,753)         (17,273)             (24,027)
                                          ===============   ==============   ===================
                                              $ 33,597        $ 157,012            $ 233,975
                                          ===============   ==============   ===================


(8)  REVOLVING LINES OF CREDIT AND NOTES PAYABLE

CIBER has a $50 million unsecured revolving line of credit with a bank. At December 31, 1999, CIBER had $5,355,000 outstanding under this line of credit. There were no outstanding borrowings under this bank line of credit at June 30, 1998 and 1999. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2% (7.88% at December 31, 1999). The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $25 million. On July 1, 2000, the amount available under the line of credit will be reduced to $35 million and the maximum unused portion of the line of credit on which the commitment fee is based will be reduced to $20 million. The credit agreement expires on January 31, 2001. The terms and conditions of the credit agreement include several covenants, including those whereby CIBER agrees to the maintenance of a certain net worth and debt service coverage ratios, among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal; in such event, the line of credit would be reduced by the amount of the term note.

Several companies which have merged with CIBER since July 1, 1997 had outstanding balances under revolving lines of credit and notes payable. These lines of credit and notes payable were secured by certain assets of the merged companies. Upon merging with CIBER, these revolving lines of credit and notes payable were paid in full and canceled. In connection with a business combination during fiscal 1998, CIBER issued 50,938 shares of its common stock valued at $1,106,000 in satisfaction of a note payable, including accrued interest.

(9)  LEASES

The Company has noncancelable operating leases for office space. Rental expense for operating leases totaled $5,974,000, $8,636,000, $10,730,000 and $6,218,000 for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, respectively.

Future minimum lease payments as of December 31, 1999 are (in thousands):


Year ending December 31:
  2000                                                          $  10,175
  2001                                                              9,936
  2002                                                              7,892
  2003                                                              5,567
  2004                                                              2,827
  Thereafter                                                        2,794
                                                                ============
     Total minimum lease payments                               $  39,191
                                                                ============


(10) INCOME TAXES


Income tax expense (benefit) consists of the following (in thousands):

                                                                                               SIX MONTHS ENDED
                                                         YEARS ENDED JUNE 30,                    DECEMBER 31,
                                                  1997            1998           1999                1999
                                                  ----            ----           ----                ----
Current:
  Federal                                       $11,236           $23,190       $34,005           $11,082
  State and local                                 2,324             4,005         5,297             1,829
  Foreign                                           474               403           232               256
                                              ------------------------------------------------------------------
                                                 14,034            27,598        39,534            13,167
                                              ------------------------------------------------------------------
Deferred:
  Federal                                          (721)           (3,988)       (1,773)              (66)
  State and local                                  (138)             (684)         (276)              (11)
                                              ------------------------------------------------------------------
                                                   (859)           (4,672)       (2,049)
                                                                                                      (77)
                                              ==================================================================
        Income tax expense                      $13,175            22,926       $37,485           $13,090
                                              ==================================================================


Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax to income before income taxes as a result of the following (in thousands):


                                                                                                          SIX MONTHS
                                                                                                            ENDED
                                                                          YEARS ENDED JUNE 30,           DECEMBER 31,
                                                                      1997        1998        1999           1999
                                                                      ----        ----        ----           ----
Income tax expense at the federal statutory rate of 35%             $12,040       $20,791    $32,193      $10,757
Increase (decrease) resulting from:
  State and local income taxes, net of federal income tax benefit     1,275         2,152      3,263        1,182
  Nondeductible merger costs                                            383         1,540        537            -
  Nondeductible amortization                                              -            -       1,008        1,114
  Termination of S corporation status of merged companies,
    including state income taxes, net of federal income tax           1,717          (135)        -             -
  S corporation income of merged companies                           (2,312)       (1,568)        -             -
  Other                                                                  72           146        484           37
                                                                   ===================================================
     Income tax expense                                             $13,175       $22,926    $37,485      $13,090
                                                                   ===================================================

Effective tax rate                                                    38.3%         38.6%      40.8%        42.6%
                                                                   ============ ========== =========== ===============


TAX BENEFIT OF STOCK OPTIONS EXERCISED - For the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, CIBER recognized $6,366,000, $9,149,000, $5,499,000 and $1,664,000, respectively, as a direct increase to additional paid-in capital for the income tax benefit resulting from the exercise of stock options by employees.

The components of the net deferred tax asset or liability are as follows (in thousands):

                                                                          JUNE 30,               DECEMBER 31,
                                                                     1998            1999            1999
                                                                     ----            ----            ----
Deferred tax assets:
  Intangible assets, due to differences in amortization periods     $  2,068      $  3,272       $  3,481
  Accounts payable                                                       206           228            130
  Accrued expenses, not currently tax deductible                       2,101         3,008          2,825
  Deferred revenue                                                     1,240         1,032            141
  Other                                                                    -           428            306
                                                                ------------------------------------------------
                                                                       5,615         7,968          6,883
Deferred tax liabilities:
   Capitalized software costs                                              -        (1,559)        (1,527)
   Accounts receivable                                                (2,089)       (1,800)          (690)
                                                                ------------------------------------------------
     Net deferred tax asset                                         $  3,526      $  4,609       $  4,666
                                                                ================================================

Balance sheet classification of deferred tax asset (liability):

Deferred tax asset - current                                         $ 1,458      $  2,915       $ 2,960
Deferred tax asset - long term                                         2,068         1,694         1,773
Deferred tax liability - current                                           -             -           (67)
                                                                ------------------------------------------------
     Net deferred tax asset                                          $ 3,526      $  4,609       $ 4,666
                                                                ================================================


Based on its evaluation of current and anticipated future taxable income, the Company believes sufficient taxable income will be generated to realize the deferred tax assets.

(11)  STOCK PURCHASE AND STOCK OPTION PLANS

The Company's compensation plans are described below.

EMPLOYEE STOCK PURCHASE PLAN - The Company has a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at 85% of the fair market value at specified dates. Up to 2,000,000 shares of common stock may be issued under the Employee Stock Purchase Plan. During the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, employees purchased 179,440, 197,565, 633,405 and 440,115 shares of common stock, respectively.

1989 STOCK OPTION PLAN - The Company established a stock option plan in 1989 that was discontinued during fiscal 1994. The options are 100% vested as of July 1, 1995 and are subject to certain restrictions. The options expire twenty years after the date of grant through 2013.

EMPLOYEES' STOCK OPTION PLAN - The Company has a stock option plan for employees and up to 10,500,000 shares of the Company's common stock are authorized for issuance under this plan. The plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The number and nature of awards granted is determined by the Compensation Committee of the Board of Directors. Options become exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant.

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

DIRECTORS' STOCK COMPENSATION PLAN - Up to 50,000 shares of the Company's common stock are authorized for issuance to non-employee directors under this plan. Each non-employee director is issued shares having a fair market value of approximately $2,500 for attendance at each meeting of the Company's Board of Directors. During the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, the Company issued 1,664, 1,233, 1,980 and 1,445 shares, respectively, of common stock under this plan.

At December 31, 1999, there were 9,644,300 shares of CIBER common stock reserved for future issuance under the Company's stock-based compensation plans.

CIBER ENTERPRISE OUTSOURCING, INC. EQUITY INCENTIVE PLAN - In October 1999, CIBER's subsidiary, CIBER Enterprise Outsourcing, Inc. ("CEO") adopted the CIBER Enterprise Outsourcing Equity Incentive Plan. Up to 1,000,000 of CEO's shares are authorized for issuance under this plan. Under the plan, the plan committee may grant to officers, employees and consultants stock options, restricted stock, performance shares or performance units. The number and nature of awards granted is determined by a committee of the Board of Directors of CEO. Options become exercisable as determined at the date of grant by the committee and expire within 10 years from the date of grant. In October 1999, CEO issued options for 810,811 shares of its stock at an exercise price of $1.665 per share (estimated fair value at the date of grant). Options for 567,567 were immediately vested and the remainder vest over three years. All of these options are outstanding at December 31, 1999.

INTERACTIVE PAPYRUS, INC. EQUITY INCENTIVE PLAN - In December 1999, CIBER's subsidiary, Interactive Papyrus, Inc. ("IPI") adopted the Interactive Papyrus, Inc. Equity Incentive Plan. Up to 3,000,000 of IPI's shares are authorized for issuance under this plan. Under the plan, the plan committee may grant to officers, employees and consultants stock options, restricted stock, performance shares or performance units. The number and nature of awards granted is determined by a committee of the Board of Directors of IPI. Options become exercisable as determined at the date of grant by the committee and expire within 10 years from the date of grant. In December 1999, IPI issued options for 664,000 shares of its stock at an exercise price of $0.90 per share (estimated fair value at the date of grant). These options vested over three to four years and all are outstanding at December 31, 1999.

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

The Company applies APB 25 in accounting for its stock-based compensation plans. The compensation cost that has been expensed for these plans for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999 was $62,000, $59,000, $333,000 and $167,000, respectively. Had the Company determined compensation cost for its stock-based compensation plans based on the fair value at the grant date, as calculated in accordance with SFAS 123, the Company's net income, pro forma net income, and pro forma income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                                  SIX MONTHS ENDED
                                                               YEARS ENDED JUNE 30,                 DECEMBER 31,
                                                        1997           1998           1999              1999
                                                     ------------    ----------     ----------    -----------------
Net income                           As reported       $21,226         $36,477        $54,495               $17,643
                                     Pro forma          19,021          31,516         41,373                11,323

Pro forma net income                 As reported        20,423          34,270
                                     Pro forma          18,218          29,309

Earnings per share - basic           As reported           .43             .67            .98                   .31
                                     Pro forma             .38             .57            .75                   .20

Earnings per share - diluted         As reported           .40             .64            .95                   .30
                                     Pro forma             .36             .54            .72                   .19


The effect of applying SFAS 123 in this disclosure may not be indicative of the effect on reported net income for future years. SFAS 123 does not apply to options granted prior to July 1, 1995.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                           SIX MONTHS ENDED
                                                            YEAR ENDED JUNE 30,              DECEMBER 31,
                                                        1997        1998     1999                1999
                                                     ----------- ----------- ----------    -----------------
                   Expected life                       5 years     5 years   5 years             5 years
                   Risk free interest rate               6.3%        6.0%      4.8%                 6.0%
                   Expected volatility                    50%         50%       80%                  60%
                   Dividend yield                          0%          0%        0%                   0%


A summary of the status of the Company's stock option plans as of June 30, 1997, 1998 and 1999, and changes during the years ending on those dates is presented below (shares in thousands):

                                                1997                        1998                         1999
                                       ------------------------    ------------------------     ------------------------
                                                     WEIGHTED                    WEIGHTED                     WEIGHTED
                                                     AVERAGE                     AVERAGE                      AVERAGE
                                                     EXERCISE                    EXERCISE                     EXERCISE
                                       SHARES         PRICE         SHARES        PRICE          SHARES        PRICE
                                       ---------    -----------    ---------    -----------     ---------    -----------
Outstanding at beginning of year          4,503         $1.67         4,103       $ 4.17           5,187      $ 12.34
Granted                                   1,052         12.24         2,541        21.04           2,760        22.57
Exercised                                (1,252)         1.26        (1,213)        2.11            (960)        4.73
Canceled                                   (200)         8.44          (244)       16.61          (1,623)       24.34
                                       ---------                   ---------                    ---------
Outstanding at end of year                4,103         $4.17         5,187       $12.34           5,364       $15.36
                                       =========                   =========                    =========

Options exercisable at year end           2,313                       1,850                        1,875
                                       =========                   =========                    =========

A summary of the status of the Company's stock option plans as of December 31, 1999 and changes during the six months ending on that date is presented below (shares in thousands):

                                                          WEIGHTED
                                                           AVERAGE
                                                          EXERCISE
                                          SHARES            PRICE
                                          ---------    ----------------
Outstanding at beginning of period           5,364        $15.36
Granted                                      2,457         18.46
Exercised                                     (476)        10.17
Canceled                                      (387)        21.39
                                          ---------
Outstanding at end of period                 6,958        $16.48
                                          =========

Options exercisable at period end            2,270
                                          =========

The weighted average fair values of options granted during the years ended June 30, 1997, 1998 and 1999, and during the six months ended December 31, 1999 were $6.43, $11.45, $16.24 and $9.20, respectively.

A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at December 31, 1999 is as follows (shares in thousands):

                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ------------------------------------------------     ---------------------------------
                                             WEIGHTED        WEIGHTED
                                              AVERAGE         AVERAGE                               WEIGHTED
        RANGE OF              NUMBER         EXERCISE        REMAINING              NUMBER          AVERAGE
    EXERCISE PRICES         OUTSTANDING        PRICE       LIFE (YEARS)          EXERCISABLE     EXERCISE PRICE

------------------------- ---------------- -------------- ---------------- --- ----------------- ---------------
 $ 0.01     -     $16.31        2,369          $   8.40           8.7                1,529          $   4.75
  16.63     -      18.31        2,367             17.71           8.6                  388             17.11
  18.44     -      29.44        2,222             23.77           8.9                  353             26.19
----------- --- --------- ---------------- -------------- ---------------- --- ----------------- ---------------
 $ 0.01     -     $29.44        6,958          $  16.48           8.7                2,270          $  10.19
=========== === ========= ================ ============== ================ === ================= ===============

(12)  RELATED PARTY TRANSACTIONS

Prior to the acquisition of CNSI on December 2, 1996 (see Note 3), CNSI was 85% beneficially owned by certain officers of the Company. These officers and their families received $1,159,000 in cash and 108,996 shares of CIBER common stock as initial consideration for their ownership interests in CNSI. CIBER also repaid approximately $898,000 to the Company's Chairman and members of his family for outstanding obligations owed to them by CNSI at the time of the acquisition. During fiscal 1998, additional consideration of $1.2 million was paid to the selling shareholders, of which certain officers of the Company and members of their families received 40,832 shares of CIBER common stock and cash of $118,000. During fiscal 1999, additional consideration of $1.3 million was paid, of which certain officers of the Company and members of their families received 52,225 shares of CIBER common stock and cash of $168,000 as final settlement of the purchase agreement.

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

Included in other assets at December 31, 1999 is notes receivable from officers of $860,000.


(13)  401(k) SAVINGS PLAN AND OTHER RETIREMENT PLANS

CIBER has a savings plan under Section 401(k) of the Internal Revenue Code. Company contributions are determined based on the employee's completed years of service, the employee's contribution and the Company's matching contribution percentage. In addition, certain companies which have merged with CIBER in business combinations accounted for as poolings of interests have had similar defined contribution retirement plans. CIBER recorded expense of approximately $2,815,000, $4,519,000, $4,555,000 and $2,464,000 for the years ended June 30,
1997, 1998 and 1999, and the six months ended December 31, 1999, respectively, related to these plans.

(14)  BUSINESS AND CREDIT CONCENTRATIONS

CIBER's clients are located principally throughout the United States. Its revenue and accounts receivable are concentrated with large companies in several industries. CIBER's largest client accounted for approximately 5%, 5%, 6% and 7% of total revenues for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, respectively. In addition, CIBER's five largest clients accounted for, in the aggregate, approximately 15%, 14%, 15% and 16% of CIBER's total revenues for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, respectively. CIBER has a policy to regularly monitor the creditworthiness of its clients and generally does not require collateral. CIBER has a concentration of revenues related to clients purchasing software from PeopleSoft, Inc. ("PeopleSoft"). Approximately 8%, 9%, 10% and 8% of CIBER's total revenues for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1999, respectively, were generated from implementing PeopleSoft software.

(15)  SEGMENT INFORMATION

Prior to January 1, 2000, CIBER operated as one segment. In January 2000, CIBER began managing its business in three operating segments, differentiated by products and services offered. Accordingly, the information for the years ended June 30, 1997, 1998 and 1999, and the six months ended December 31, 1998 and 1999 has been presented below as if the Company had been managed similarly in those periods. The segments are the Custom Solutions Group ("CSG"), the Enterprise Applications Solutions Group ("EAS") and CIBER Enterprise Outsourcing ("CEO"). CSG provides application support, data warehousing consulting, middleware and systems integration, IT outsourcing, networking solutions and products and management consulting. EAS provides enterprise software selection, implementation and integration services, including PeopleSoft, SAP, Oracle, J.
D. Edwards, Lawson, LogisticsPRO, Commerce One and Siebel Systems, among others, as well as related hardware sizing and procurement. In 1999, CEO began providing enterprise application hosting or application service provider ("ASP") services. CIBER evaluates each segment based on operating income before amortization of intangible assets and merger costs and without allocation of corporate costs. The accounting policies of the reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies. The following presents information about CIBER's segments:


                                                                                           SIX MONTHS ENDED
                                                  YEAR ENDED JUNE 30,                        DECEMBER 31,
                                          1997            1998           1999              1998         1999
                                     --------------- --------------- --------------    ------------- ------------
                                                                                       (unaudited)
Revenues:
  CSG                                    $343,859       $467,463        $549,779         $266,917      $264,349
  EAS                                      69,961        109,910         172,938           74,391        95,160
  CEO                                           -              -           1,591                -         2,783
  Other                                         -              -               -                -         1,800
  Inter-segment                              (440)          (885)         (4,647)          (1,594)       (2,092)
                                     =============== =============== ==============    ============= ============
     Total                               $413,380       $576,488        $719,661         $339,714      $362,000
                                     =============== =============== ==============    ============= ============

Income (loss) from operations:
  CSG                                     $33,909        $56,517         $77,182          $36,729       $31,216
  EAS                                       7,325         17,942          34,791           14,471        16,989
  CEO                                           -              -            (765)               -        (3,131)
  Corporate and other                      (3,561)        (8,117)        (12,813)          (5,606)       (9,095)
                                     --------------- --------------- --------------    ------------- ------------
     Total                                 37,673         66,342          98,395           45,594        35,979
  Amortization of intangibles              (3,087)        (3,936)         (7,520)          (2,151)       (6,754)
  Merger costs                             (1,218)        (4,538)         (1,535)          (1,535)            -
  Net interest and other income             1,033          1,535           2,640            1,330         1,508
                                     =============== =============== ==============    ============= ============
     Income before income taxes           $34,401        $59,403         $91,980          $43,238       $30,733
                                     =============== =============== ==============    ============= ============

Total assets:
  CSG                                                   $115,720        $118,432         $114,955      $103,497
  EAS                                                     35,529          64,203           43,462        55,296
  CEO                                                          -           1,723                -         5,843
  Corporate and other                                     70,536         224,274          107,551       257,932
                                                     --------------- --------------    ------------- ------------
                                                        $221,785        $408,632         $265,968      $422,568
                                                     =============== ==============    ============= ============


International operations comprise less than 5% of CIBER's total revenues.

(16)  SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flow information is as follows (in thousands):

                                                                                                             SIX MONTHS ENDED
                                                                         YEARS ENDED JUNE 30,                  DECEMBER 31,
                                                                  1997          1998            1999               1999
                                                                  ----          ----            ----               ----
 Cash paid for acquisitions:
        Fair value of assets acquired                           $ 28,854      $       -      $  142,514           $ 84,373
        Liabilities assumed                                       (5,965)             -         (10,586)            (5,371)
        Common stock issued in connection with acquisitions       (2,469)             -        (106,285)           (11,425)
        Accrued acquisition costs payable                         (1,175)             -               -             (7,888)
        Minority interest                                              -              -               -               (105)
        Additional cash consideration for previous
          acquisitions                                                45            351             857                506
                                                               ----------------------------------------------------------------
            Cash paid for acquisitions                          $ 19,290      $     351      $   26,500           $ 60,090
                                                               ================================================================
Noncash investing and financing activities:
    Issuance of common stock in satisfaction
            of acquisition costs payable                        $    100      $   1,151      $    1,203           $      -
    Stock options exchanged for accrued compensation            $      -      $       -      $      833           $      -
    Property and other assets distributed by merged company     $      -      $   1,370      $        -           $      -

Cash paid for interest                                          $    364      $     182      $        -           $    186
Cash paid for income taxes                                      $  9,113      $  12,194      $   32,941           $ 15,139

(17)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain statements of operations data for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.


                                                   QUARTER          QUARTER         QUARTER    QUARTER
    IN THOUSANDS, EXCEPT PER SHARE DATA             ENDED            ENDED           ENDED      ENDED
                                                 SEPTEMBER 30     DECEMBER 31      MARCH 31    JUNE 30       TOTAL
                                                 -------------    ------------    ---------    --------      ------
    SIX MONTHS ENDED DECEMBER 31, 1999
       Revenues                                        $187,042        $174,958      n/a         n/a        $362,000
       Amortization of intangible assets                  3,023           3,731      n/a         n/a           6,754
       Operating income                                  16,400          12,825      n/a         n/a          29,225
       Net income                                        10,260           7,383      n/a         n/a          17,643
       Earnings per share - basic                         $0.18           $0.13      n/a         n/a           $0.31
       Earnings per share - diluted                       $0.18           $0.13      n/a         n/a           $0.30
     FISCAL YEAR ENDED JUNE 30, 1999
       Revenues                                        $165,658        $174,056      $184,901   $195,046    $719,661
       Amortization of intangible assets                  1,082           1,069         2,314      3,055       7,520
       Merger costs                                       1,535               -             -          -       1,535
       Operating income                                  18,760          23,148        23,880     23,552      89,340
       Net income                                        11,117          14,320        14,883     14,175      54,495
       Earnings per share - basic                         $0.21           $0.27         $0.27      $0.24       $0.98
       Earnings per share - diluted                       $0.20           $0.26         $0.26      $0.24       $0.95
     FISCAL YEAR ENDED JUNE 30, 1998
       Revenues                                        $129,334        $141,661      $148,093   $157,400    $576,488
       Amortization of intangible assets                    938             970           978      1,050       3,936
       Merger costs                                         614           1,573           504      1,847       4,538
       Operating income                                  10,512          11,989        17,728     17,639      57,868
       Net income                                         6,484           6,056        11,387     12,550      36,477
       Pro forma net income                               6,208           6,851        10,657     10,554      34,270
       Pro forma income per share - basic                 $0.12           $0.13         $0.21      $0.20       $0.67
       Pro forma income per share - diluted               $0.12           $0.13         $0.20      $0.19       $0.64


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers are as follows:


                                                                                          SERVED AS
                                                                                          OFFICER OR
                                                                                           DIRECTOR
             NAME                   AGE                      POSITIONS                      SINCE          CLASS
-------------------------------- ---------- -------------------------------------------- ------------- --------------
Bobby G. Stevenson                  57      Chairman and Founder                             1974        Class III

Mac J. Slingerlend                  52      Chief Executive Officer, President,              1989        Class II
                                            Secretary and Director

Paul E. Rudolph                     42      Chief Operating Officer and Director             1999        Class II

Richard A. Montoni                  48      Chief Financial Officer, Executive Vice          1996        Class III
                                            President, Treasurer and Director

Joseph A.  Mancuso                  53      Senior Vice President/Custom Solutions           1994            -
                                            Group - President

Donald R. Hahl                      49      Senior Vice President/e.Strategy                 1997            -

James A. Rutherford                 54      Director                                         1994        Class II

Roy L. Burger                       44      Director                                         1995         Class I

James G. Brocksmith, Jr.            59      Director                                         1998         Class I

Archibald J. McGill                 68      Director                                         1998        Class III



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

PAUL E. RUDOLPH. Mr. Rudolph joined the Company in June 1999 as Chief Operating Officer and was elected a director in October 1999. Prior to his employment with CIBER, Mr. Rudolph served as President of EDS' Electronic Business unit from 1996 to 1999. Since joining EDS in 1979 and until 1996, Mr. Rudolph held a variety of management and technical leadership roles spanning multiple industry groups.

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

DONALD R. HAHL. Effective January 1, 2000, Mr. Hahl became Senior Vice President/e.Stategy. From July 1, 1999 to December 31, 1999, Mr. Hahl was Senior Vice President/Strategic Solutions Group - President. From March 1998 to June 1999, Mr. Hahl was President/CIBER Solutions Division. From August 1997 to February 1998, Mr. Hahl was President of Spectrum Technology Group, Inc. ("Spectrum"). Mr. Hahl joined CIBER in 1996 when Spectrum merged into CIBER. Mr. Hahl was a co-founder of Spectrum in 1979 and served as Vice President/Consulting Services when the merger occurred.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file initial reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "Commission") and the Company.

Based solely upon its review of copies of the Section 16(a) reports the Company has received and written representations from certain reporting persons, the Company believes that during the six months ended December 31, 1999, all of its directors, executive officers and greater than 10% beneficial owners were in compliance with their filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth compensation information with respect to Mr. Slingerlend, the Company's Chief Executive Officer and the Company's four most highly paid executive officers with annual compensation in excess of $100,000 (the "Named Executive Officers") for services rendered for the years ended June 30, 1999, 1998 and 1997, and for the six months ended December 31, 1999. See "Employment Agreements".

SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM
                                                     ANNUAL COMPENSATION          COMPENSATION
                                                     -------------------          ------------
                                                                                   SECURITIES         ALL OTHER
       NAME AND                  FISCAL                                            UNDERLYING       COMPENSATION
  PRINCIPAL POSITION            YEAR (1)        SALARY ($)         BONUS ($)       OPTIONS (#)         ($) (2)
  ------------------            --------        ----------         ---------       -----------         -------
Mac J. Slingerlend         Transition period     237,500            70,000           200,000           8,439
Chief Executive Officer,         1999            362,500           132,372            45,000           7,523
President and Secretary          1998            325,000           150,000           400,000           6,864
                                 1997            300,000           140,000            20,000           7,163

Paul E. Rudolph            Transition period     225,000           110,000           600,000           2,190
Chief Operating Officer          1999                 --                --                --              --
                                 1998                 --                --                --              --
                                 1997                 --                --                --              --

Richard A. Montoni         Transition period     162,500            55,000            60,000           3,887
Chief Financial Officer,         1999            267,500            73,935            60,000           5,284
Executive Vice President         1998            250,000            98,846            20,000           6,394
and Treasurer                    1997            163,431           100,000           100,000           3,228

Joseph A. Mancuso         Transition period      150,000            20,000            36,000             345
Senior Vice President/Custom     1999            232,500            61,250            45,000           3,888
Solutions Group - President      1998                 --                --                --              --
                                 1997                 --                --                --              --

Donald R. Hahl             Transition period     132,500            17,500            24,000             208
Senior Vice President e.Stategy  1999            232,500            57,380            45,000           4,051
                                 1998            185,000            41,621            10,400           5,665
                                 1997                 --                --                --              --



(1) CIBER changed its fiscal year to December 31 from June 30, effective December 31, 1999. Accordingly, fiscal years 1999, 1998 and 1997 refer to the 12 months ended June 30. The transition period refers to the six months ended December 31, 1999.

(2) Consists of amounts contributed under the Company's 401(k) Savings Plan and amounts paid by the Company for life insurance benefits. Savings Plan contributions for the six months ended December 31, 1999 and the years ended June 30, 1999, 1998 and 1997 were: Mr. Slingerlend - $625, $2,760,
     $2,615 and $4,175; Mr. Montoni - 0, $3,150, $4,319 and $1,250; Mr. Mancuso
     - 0, $3,357, 0 and 0; Mr. Hahl - 0, $3,655, $3,655 and 0, respectively. Mr.
     Rudolph did not contribute any amounts to CIBER's Savings Plan during the periods reported.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the Named Executive Officers during the six months ended December 31, 1999.

                           NUMBER OF                                               POTENTIAL REALIZABLE VALUE AT
                          SECURITIES    PERCENT OF TOTAL                        ASSUMED ANNUAL RATES OF STOCK PRICE
                          UNDERLYING     OPTIONS GRANTED   EXERCISE OR                   APPRECIATION FOR
                            OPTIONS      TO EMPLOYEES IN   BASE PRICE   EXPIRATION         OPTION TERM (1)
                                                                                           ---------------
       NAME               GRANTED (#)      FISCAL YEAR      ($/SHARE)      DATE         5%($)         10%($)
       ----               -----------      -----------      ---------      ----         -----         ------
Mac J. Slingerlend(2)       200,000           8.2%           $18.31        9/1/09    2,303,327      5,837,082

Paul E. Rudolph (3)         600,000          24.6%           $19.13        7/1/09    7,216,566     18,288,195

Richard A. Montoni(2)        60,000           2.5%           $18.31        9/1/09      690,998      1,751,125

Joseph A. Mancuso(2)         36,000           1.5%           $18.31        9/1/09      414,599      1,050,675

Donald R. Hahl(2)            24,000           1.0%           $18.31        9/1/09      276,399        700,450


(1) Amounts reflect certain assumed rates of appreciation set forth in the Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock. No assurance can be made that the amounts reflected in these columns will be achieved.
(2) Options were granted on 9/1/99 that vest in three equal annual installments beginning 9/1/00.
(3) Options for 600,000 shares were granted on 7/1/99 that vest: 80,000 on 7/1/00; 80,000 on 7/1/01; 80,000 on 7/1/02, 80,000 on 7/1/03; and 280,000
     on 7/1/04.

On October 28, 1999, Mr. Slingerlend and Mr. Montoni were granted options to purchase 135,135 and 216,216 shares, respectively, of CIBER's subsidiary CIBER Enterprise Outsourcing, Inc. ("CEO") stock at an exercise price of $1.665 per share, which were immediately vested. On December 2, 1999, Mr. Slingerlend, Mr. Rudolph and Mr. Mancuso were granted options to purchase 120,000, 60,000 and 60,000 shares, respectively, of CIBER's subsidiary Interactive Papyrus, Inc. ("IPI") stock at an exercise price of $0.90 per share, which vest over three years. The options granted to purchase CEO and IPI stock are not included in the number of securities underlying options granted as listed in the Summary Compensation Table and the Option Grants in the Last Fiscal Year table.

OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning outstanding options held by the Named Executive Officers as of December 31, 1999.


                                 SHARES                       NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                ACQUIRED                          UNEXERCISED OPTIONS AT              MONEY OPTIONS AT
                                   ON            VALUE             FISCAL YEAR END (#)              FISCAL YEAR END ($)
       NAME                   EXERCISE (#)   REALIZED ($)       EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
       ----                   ------------   ------------       -------------------------       --------------------------
Mac J. Slingerlend                   --              --             726,724/640,500              19,580,326/6,167,053

Paul E. Rudolph                      --              --                   0/600,000                       0/5,025,000

Richard A. Montoni                   --              --              79,409/156,591                 760,825/1,254,049

Joseph A. Mancuso                    --              --               43,483/79,499                   453,272/572,992

Donald R. Hahl                       --              --               18,433/60,967                   119,581/394,768


EMPLOYMENT AGREEMENT

The Company has employment agreements with each of the Named Executive Officers. Each officer's agreement has a term of one year and is renewable annually, except for Mr. Rudolph's agreement, which has a term of five years and is renewable annually, thereafter. Each employment agreement provides that an officer's compensation will include a base and a bonus. In the event that an officer's employment is terminated upon a change in control of the Company, upon death or disability of the officer or without cause, the officer will be entitled to a severance payment of up to three times their annual compensation which varies based upon the cause of termination and officer position. Officers are also entitled to receive continuance of medical, dental and disability benefits for up to 18 months following termination, which varies based on the officer's position. Certain officers have received loans from the Company, the terms of which are described under Item 13, "Certain Relationships and Related Transactions."

LONG-TERM DEFERRED COMPENSATION PLAN

The Company has agreed to make certain post-employment payments to Messrs. Slingerlend and Montoni, or their designated beneficiaries, except in the event of a termination for cause. The payments will be made for 15 years after Messrs. Slingerlend's and Montoni's termination of employment with the Company and will range from $60,000 to $100,000 and $30,000 to $75,000 per year, respectively, based on Messrs. Slingerlend's and Montoni's age at the time of termination of employment. The benefits are also subject to certain vesting provisions.

COMPENSATION OF DIRECTORS

All non-employee directors receive shares of CIBER Common Stock valued at approximately $2,500 for each meeting attended and are paid a $6,000 semi-annual retainer. All directors are reimbursed for their expenses in attending meetings. Non-employee directors receive stock options under the Non-employee Directors' Stock Option Plan for serving on the Board. Employee directors do not receive additional compensation for serving on the Board.

Under the terms of the Non-employee Directors' Stock Option Plan (the "Directors' Plan"), the Company may grant to non-employee directors awards of stock options. The Directors' Plan provides for an initial authorization of 200,000 shares of Common Stock and is administered by the Board. Each option granted under the Directors' Plan expires ten years from the date of grant. The Directors' Plan provides for an initial grant of options to purchase 20,000 shares of Common Stock to each non-employee director when such director takes office, which options vest in equal annual installments over two years. Additionally, after each year of service, each non-employee director receives a grant of options to purchase 4,000 shares of Common Stock; such options vest one year after the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There were no Compensation Committee Interlocks during the six months ended December 31, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's Common Stock at January 31, 2000, and stock options exercisable for shares of Common Stock within sixty days of such date, held by (I) each person or group of persons known by the Company to own beneficially more than five percent (5%) of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each Named Executive Officer (as defined under "Executive Compensation" above) and (iv) all executive officers and directors of the Company as a group. All information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons to the Company. Unless otherwise indicated, the shareholders listed below have sole voting and investment power with respect to the shares reported as owned.

                       NAME OF                           AMOUNT AND NATURE OF                 PERCENT OF
                  BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP                    CLASS
                  ----------------                       --------------------                    -----
              Bobby G. Stevenson(1)                            12,035,302                         20%

              Mac J. Slingerlend(2)                               820,388                          1%

              Paul E. Rudolph                                          --                          --

              Richard A. Montoni(3)                                80,584                           *

              Joseph A. Mancuso(4)                                 46,178                           *

              Donald R. Hahl(5)                                   224,222                           *

              James A. Rutherford(6)                               84,847                           *

              Roy L. Burger(6)                                     28,720                           *

              James G. Brocksmith, Jr.(6)                          10,621                           *

              Archibald J. McGill(6)                               10,621                           *

              T. Rowe Price Associates, Inc. (7)                3,696,700                          6%

              All directors and executive
              officers as a group (10 persons)(8)              13,341,483                         22%


              *less than 1%

(1)The address of Mr. Stevenson is c/o CIBER, Inc., 5251 DTC Parkway, Suite 1400, Englewood, CO 80111. Includes shares held by the Bobby G. Stevenson Revocable Trust, of which Mr. Stevenson is the settler, trustee and beneficiary. Excludes 84,000 shares of Common Stock held in the Irrevocable First Stevenson Charitable Remainder Unitrust, of which shares Mr. Stevenson disclaims beneficial ownership.

(2)Includes options to purchase 726,724 shares of Common Stock.

(3)Includes options to purchase 79,409 shares of Common Stock.

(4)Includes options to purchase 43,483 shares of Common Stock.

(5)Includes options to purchase 18,433 shares of Common Stock.

(6)Includes options to purchase 40,000, 27,000, 10,000 and 10,000 shares of Common Stock for Messrs. Rutherford, Burger, Brocksmith and McGill, respectively.

(7)Address: 100 East Pratt Street, Baltimore, MD  21202.

(8)Includes options to purchase 955,049 shares of Common Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1999, in accordance with his employment agreement dated June 1, 1999, CIBER loaned to Paul E. Rudolph, Chief Operating Officer, $500,000 for the purchase of a home. Such loan is forgiven in the form of a bonus over a term of 60 months, starting July 1, 1999, as long as Mr. Rudolph remains an employee of CIBER. The loan is secured by Mr. Rudolph's home. CIBER's outstanding balance on the loan receivable from Mr. Rudolph was $450,000 at December 31, 1999. The loan bears interest at 5.45%.

In July 1999 CIBER loaned to Joseph A. Mancuso, Senior Vice President, $300,000 for the purchase of a home. The note requires repayment of at least $30,000 annually and the balance is payable in full in five years or sooner in the event Mr. Mancuso is no longer an employee of CIBER. The loan is secured by a second mortgage on Mr. Mancuso's residence. CIBER's outstanding balance on the loan receivable from Mr. Mancuso was $300,000 at December 31, 1999.

                                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements

           The following financial statements are filed as part of this report:

           Independent Auditors' Report

           Consolidated Statements of Operations - Years Ended June 30, 1997,
               1998 and 1999, and the Six Months Ended December 31, 1998 (unaudited) and 1999.

           Consolidated Balance Sheets - June 30, 1998 and 1999, and December
               31, 1999

           Consolidated Statements of Shareholders' Equity - Years Ended June
               30, 1997, 1998 and 1999, and the Six Months Ended December 31,
               1999

           Consolidated Statements of Cash Flows - Years Ended June 30, 1997,
               1998 and 1999, and the Six Months Ended December 31, 1998 (unaudited) and 1999

           Notes to Consolidated Financial Statements

(2)        Financial Statement Schedules

           None

(3)      EXHIBITS

     NUMBER       DESCRIPTION OF EXHIBITS
     3(I)         Amended and Restated Certificate of Incorporation of CIBER,
                  Inc.; Certificate of Amendment to Amended and Restated
                  Certificate of Incorporation of CIBER, Inc. dated October 29,
                  1996; Certificate of Amendment to Amended and Restated
                  Certificate of Incorporation of CIBER, Inc. dated March 4,
                  1998 incorporated by reference to the Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1998; Certificate of
                  Amendment to Amended and Restated Certificate of Incorporation
                  of CIBER, Inc. dated October 29, 1999 incorporated by
                  reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
     3(ii)        Amended and Restated Bylaws of the Company as adopted August
                  17,1999, incorporated by reference to the Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999
     4.1          Form of Common Stock Certificate (1)
     4.2          Rights Agreement, dated as of August 31, 1998, between the
                  Company and UMB Bank, N. A., and exhibits, incorporated by reference to the Form 8-K filed by the Company on September
                  16, 1998
     10.1         1989 CIBER, Inc. Employee Stock Option Plan (1)
     10.2         Form of CIBER, Inc. Non-Employee Directors' Stock Option Plan
                  (1)
     10.3         Implementation Partners Agreement dated September 1, 1993, by and between Business Information Technology, Inc. and
                  PeopleSoft, Inc., incorporated by reference to the
                  Registration Statement on Form S-1, as amended (File No.
                  33-96988), on September 15, 1995
     10.4         Salary Continuation Retirement Plan for Mac J. Slingerlend,
                  incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1996
     10.5         CIBER, Inc. Salary Continuation Retirement Plan for Richard A.
                  Montoni, incorporated by reference to the Current Report on
                  Form 8-K filed with the Commission on December 12, 1996
     10.6         CIBER, Inc. Equity Incentive Plan (Amended and restated as of
                  May 4, 1998 and subsequently amended as of October 28, 1999)
                  incorporated by reference to the Proxy Statement for the year ended June 30, 1999
     10.7         CIBER Enterprise Outsourcing, Inc. Equity Incentive Plan
     10.8         Interactive Papyrus, Inc. Equity Incentive Plan
     10.9         CIBER, Inc. Non-Employee Directors' Stock Compensation Plan
                  (as amended July 1, 1997), incorporated by reference to the
                  Annual Report on Form 10-K for the year ended June 30, 1998
     10.10        Unsecured Credit Agreement with UMB Bank Colorado dated
                  November 1, 1999, incorporated by reference to the Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999
     10.11        Agreement and Plan of Reorganization and Liquidation by and
                  among CIBER, Inc., CIBER Integration Services, Inc., Business
                  Impact Systems, Inc. and the Affiliated Stockholders of
                  Business Impact Systems, Inc. dated February 26, 1999,
                  incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 1, 1999
     10.12        Employment Agreement between the Company and Mac J.
                  Slingerlend (2)
     10.13        Employment Agreement between the Company and Paul E. Rudolph
                  (2)
     10.14        Employment Agreement between the Company and Richard A.
                  Montoni (2)
     10.15        Employment Agreement between the Company and Joseph A.
                  Mancuso (2)
     10.16        Employment Agreement between the Company and Donald R. Hahl
                  (2)
     10.17        Promissory Note between the Company and Joseph A. Mancuso, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
     21.1         List of Subsidiaries
     23.1         Consent of KPMG LLP
     27.1         Financial Data Schedule for the six months ended December 31,
                  1999
     (1)          Incorporated by reference to the Registration  Statement on
                  Form S-1, as amended (File No. 33-74774), as filed with the Commission on February 2, 1994.
     (2)          Incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1999


(b)      REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1999

           A Report on Form 8-K was filed on December 10, 1999 that announced the change in the Company's fiscal year-end from June 30 to December 31, effective December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CIBER, INC.
                                      (Registrant)

Date: February 29, 2000               By     /s/ Mac J. Slingerlend
                                             -----------------------------------
                                             Mac J. Slingerlend
                                             CHIEF EXECUTIVE OFFICER, PRESIDENT
                                             AND SECRETARY


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                                  TITLE                               DATE
         ---------                                  -----                               ----
   /s/ Bobby G. Stevenson                   Chairman and Founder                  February 29, 2000
   ----------------------
     Bobby G. Stevenson


   /s/ Mac J. Slingerlend            Chief Executive Officer, President,          February 29, 2000
   ----------------------                  Secretary and Director
     Mac J. Slingerlend


   /s/ Paul E. Rudolph              Chief Operating Officer and Director          February 29, 2000
   ----------------------
       Paul E. Rudolph


   /s/ Richard A. Montoni          Chief Financial Officer, Executive Vice        February 29, 2000
   ----------------------            President, Treasurer and Director
    Richard A. Montoni                 (Principal Financial Officer)


   /s/ Christopher L. Loffredo        Vice President/Chief Accounting Officer     February 29, 2000
  ---------------------------           (Principal Accounting Officer)
   Christopher L. Loffredo


   /s/ James A. Rutherford                         Director                       February 29, 2000
  -----------------------
    James A. Rutherford


    ___________________                            Director                       February 29, 2000
       Roy L. Burger


   /s/ James G. Brocksmith, Jr.                    Director                       February 29, 2000
   ----------------------------
   James G. Brocksmith, Jr.


   /s/ Archibald J. McGill,                        Director                       February 29, 2000
   -------------------------
    Archibald J. McGill
