Form 10-Q
period 2000-03-31
CIBER INC
filed 2000-05-08
CIK 918581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarter ended:                                   Commission file number:
   MARCH 31, 2000                                                0-23488


                                   CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                         38-2046833
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

As of March 31, 2000, there were 59,519,678 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, Inc.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (unaudited):

          Consolidated Statements of Operations
          Three months ended March 31, 2000 and 1999                        3

          Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999                              4

          Consolidated Statements of Cash Flows
          Three months ended March 31, 2000 and 1999                        5

          Notes to Consolidated Financial Statements                        6


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11

PART II.  OTHER INFORMATION                                                11

          SIGNATURES                                                       12


                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                      1999          2000
                                                       --------     ---------
Consulting services                                    $173,456     $ 156,407
Other revenues                                           11,445         9,899
                                                       --------     ---------
     Total revenues                                     184,901       166,306
                                                       --------     ---------

Cost of consulting services                             110,372       106,654
Cost of other revenues                                    7,953         6,007
Selling, general and administrative expenses             40,382        41,831
Nonrecurring charges                                         --         2,275
Amortization of intangible assets                         2,314         4,046
                                                       --------     ---------
     Operating income                                    23,880         5,493
Interest and other income (expense), net                    644           505
Interest expense                                             --          (220)
                                                       --------     ---------
     Income before income taxes                          24,524         5,778
Income tax expense                                        9,641         2,453
                                                       --------     ---------
     Net income                                        $ 14,883     $   3,325
                                                       ========     =========

     Earnings per share - basic                        $   0.27     $    0.06

     Earnings per share - diluted                      $   0.26     $    0.06

Weighted average shares - basic                          56,154        57,845

Weighted average shares - diluted                        58,021        59,211


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 31,   MARCH 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                                   1999          2000
                                                                   -----------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   2,858      $   2,389
   Accounts receivable                                                139,418        145,103
   Prepaid expenses and other assets                                    7,595          6,363
   Deferred income taxes                                                2,960          3,718
                                                                    ---------      ---------
       Total current assets                                           152,831        157,573
                                                                    ---------      ---------

Property and equipment, at cost                                        55,510         53,641
Less accumulated depreciation and amortization                        (26,947)       (28,746)
                                                                    ---------      ---------
       Net property and equipment                                      28,563         24,895
                                                                    ---------      ---------

Intangible assets, net                                                233,975        223,407
Deferred income taxes                                                   1,773          1,659
Other assets                                                            5,426          4,885
                                                                    ---------      ---------
       Total assets                                                 $ 422,568      $ 412,419
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank line of credit                                                    --          2,730
    Trade payables                                                     18,102         16,456
    Acquisition costs payable                                          15,268          3,036
    Accrued compensation and payroll taxes                             31,841         31,126
    Deferred revenues                                                     874            842
    Other accrued expenses and liabilities                              4,945          7,290
    Income taxes payable                                                3,751          3,424
    Deferred income taxes                                                  67             --
                                                                    ---------      ---------
       Total current liabilities                                       74,848         64,904
Bank line of credit                                                     5,355             --
                                                                    ---------      ---------
       Total liabilities                                               80,203         64,904
                                                                    ---------      ---------
Commitments and contingencies
Minority interest                                                         109            106
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                        --             --
  Common stock, $0.01 par value, 100,000,000 shares authorized,
       59,414,000 and 59,520,000 shares issued and outstanding            594            595
  Additional paid-in capital                                          230,615        231,003
  Retained earnings                                                   139,312        142,637
  Treasury stock, 1,717,000 and 1,617,000 shares, at cost             (28,265)       (26,826)
                                                                    ---------      ---------
       Total shareholders' equity                                     342,256        347,409
                                                                    ---------      ---------
       Total liabilities and shareholders' equity                   $ 422,568      $ 412,419
                                                                    =========      =========


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ----------------------
IN THOUSANDS                                                                 1999          2000
                                                                           --------      --------
OPERATING ACTIVITIES:
     Net income                                                            $ 14,883      $  3,325
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                        4,264         6,386
         Deferred income taxes                                               (1,012)         (711)
         Other                                                                  179            49
         Changes in operating assets and liabilities,
             net of the effects of acquisitions:
              Accounts receivable                                            (8,406)       (7,371)
              Other current and long-term assets                                473          (356)
              Trade payables                                                 (3,176)          481
              Accrued compensation and payroll taxes                         12,031          (157)
              Deferred revenues                                                (206)          461
              Other accrued expenses and liabilities                         (2,716)        2,345
              Income taxes payable                                            5,499           (17)
                                                                           --------      --------
                  Net cash provided by operating activities                  21,813         4,435
                                                                           --------      --------

INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                     (15,226)      (12,326)
     Reduction of advances to Agilera.com, Inc.                                  --         9,908
     Purchases of property and equipment                                     (4,195)       (1,327)
                                                                           --------      --------
                  Net cash used in investing activities                     (19,421)       (3,745)
                                                                           --------      --------

FINANCING ACTIVITIES:
     Proceeds from sales of common stock, net                                 4,041         3,868
     Net payments on bank line of credit                                         --        (2,625)
     Purchases of treasury stock                                             (2,479)       (2,402)
                                                                           --------      --------
                  Net cash provided by (used in) financing activities         1,562        (1,159)
                                                                           --------      --------

                  Net increase (decrease) in cash and cash equivalents        3,954          (469)
     Cash and cash equivalents, beginning of period                          62,108         2,858
                                                                           --------      --------
     Cash and cash equivalents, end of period                              $ 66,062      $  2,389
                                                                           ========      ========


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CIBER's Annual Report on Form 10-KT for the year ended December 31, 1999. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

MINORITY INTEREST. CIBER owns approximately 78% of Interactive Papyrus, Inc. ("IPI"). The minority stockholders' proportionate share of the equity of IPI is reflected as minority interest in the consolidated balance sheet. The minority stockholders' proportionate share of the net loss of IPI is included in interest and other income (expense), net in the consolidated statement of operations. The minority interest in the net loss of IPI was $4,000 for the three months ended March 31, 2000.

EARNINGS PER SHARE. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of CIBER's stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger. The number of antidilutive stock options omitted from the computation of weighted average shares was 1,400,802 and 1,416,437 for the three months ended March 31, 1999 and 2000, respectively.

(2)  SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the three months ended March 31, 2000 were (in thousands):


                                                              COMMON STOCK    ADDITIONAL                                 TOTAL
                                                            ----------------   PAID-IN      RETAINED     TREASURY     SHAREHOLDERS'
                                                            SHARES    AMOUNT   CAPITAL      EARNINGS       STOCK         EQUITY
                                                            ------    ------  ---------     --------     --------     -------------
BALANCES AT JANUARY 1, 2000                                 59,414     $594     $230,615     $139,312     $(28,265)     $ 342,256

Employee stock purchases and options exercised                 105        1           26           --        3,841          3,868

Tax benefit from exercise of stock options                      --       --          310           --           --            310

Compensation expense related to stock and stock options          1       --           52           --           --             52

Purchases of treasury stock                                     --       --           --           --       (2,402)        (2,402)

Net income                                                      --       --           --        3,325           --          3,325
                                                            ------     ----     --------     --------     --------      ---------
BALANCES AT MARCH 31, 2000                                  59,520     $595     $231,003     $142,637     $(26,826)     $ 347,409
                                                            ======     ====     ========     ========     ========      =========


                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(3)  REVOLVING LINE OF CREDIT

CIBER has a $50 million unsecured revolving line of credit with a bank. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. On July 1, 2000, the amount available under the line of credit will be reduced to $35 million. The credit agreement expires on January 31, 2001, and accordingly, the outstanding balance is classified as a long-term liability at December 31, 1999 and as a current liability at March 31, 2000.

(4)  AGILERA

During the quarter ended March 31, 2000, CIBER's wholly-owned subsidiary, Agilera.com, Inc. ("Agilera"), formerly CIBER Enterprise Outsourcing, Inc., sold 13,846,154 shares of its $.001 par value Series A Convertible Preferred Stock for $45 million to new investors. In connection with the preferred stock sale, Agilera paid CIBER $9.9 million in repayment of its advances to Agilera as of December 31, 1999, reducing CIBER's historical cost basis in its remaining ownership in Agilera to zero. As a result of participating rights obtained by the preferred stockholders in connection with their investment, CIBER, which owns approximately 95% of the outstanding common shares of Agilera, retained an approximate 41% voting interest in Agilera. Accordingly, effective January 1, 2000, for financial reporting purposes, CIBER no longer consolidates the results and accounts of Agilera and accounts for its interest in Agilera using the equity method of accounting.

CIBER has provided and will continue to provide software implementation and other services to Agilera as a subcontractor under Agilera customer contracts. CIBER's revenue attributable to services provided to Agilera were $1,437,000 during the three months ended March 31, 2000.

(5)  NONRECURRING CHARGES

Nonrecurring charges incurred during the quarter ended March 31, 2000 were for employee severance costs as well as an asset write-down resulting from CIBER's planned separation of its wholly-owned subsidiary, DigiTerra, Inc. All of the severance costs were paid during the quarter ended March 31, 2000.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(6)  SEGMENT INFORMATION

CIBER evaluates each of its segments based on operating income before amortization of intangible assets and merger costs and without allocation of corporate costs. The following presents certain financial information about CIBER's reportable segments:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      1999          2000
                                                                   ---------      ---------
Revenues:
  Custom Solutions Group                                           $ 138,051      $ 121,135
  DigiTerra (formerly Enterprise Applications Solutions Group)        47,124         42,544
  Agilera (formerly CIBER Enterprise Outsourcing)                        691             --
  Other                                                                   --          3,571
  Inter-segment                                                         (965)          (944)
                                                                   ---------      ---------
     Total                                                         $ 184,901      $ 166,306
                                                                   =========      =========

Income (loss) from operations:
  Custom Solutions Group                                           $  20,318      $  13,438
  DigiTerra (formerly Enterprise Applications Solutions Group)         9,501          2,789
  Agilera (formerly CIBER Enterprise Outsourcing)                        (95)            --
  Corporate and other                                                 (3,530)        (6,688)
                                                                   ---------      ---------
     Total                                                            26,194          9,539
  Amortization of intangibles                                         (2,314)        (4,046)
  Net interest and other income                                          644            285
                                                                   ---------      ---------
     Income before income taxes                                    $  24,524      $   5,778
                                                                   =========      =========


International operations comprise less than 5% of CIBER's total revenues.

On April 3, 2000, CIBER formed DigiTerra, Inc., a wholly-owned subsidiary, to operate CIBER's package software consulting business previously known as CIBER's Enterprise Applications Solution Group or "EAS".

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURES, COMPETITION, POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, PRICE VOLATILITY, AND INTERNATIONAL EXPANSION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KT AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS
ENDED MARCH 31, 1999

CIBER's revenues for the three months ended March 31, 2000 decreased 10% to $166.3 million from $184.9 million for the quarter ended March 31, 1999. This represents a 10% decrease in consulting services revenues and a planned decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $9.9 million for the three months ended March 31, 2000 from $11.4 million for the same quarter last year. Management expects that other revenues will likely continue to decline in the future due, in part, to the sale of CIBER's software business in September 1999. CIBER's Custom Solutions Group ("CSG") consulting revenues decreased 12% while DigiTerra (formerly, CIBER's Enterprise Application Solutions Group) consulting revenues decreased 11%, when compared to the same period last year.

Gross margin percentage decreased to 32.3% of revenues for the three months ended March 31, 2000 from 36.0% of revenues for the same quarter of last year. This decrease is due to declining gross margins on consulting services offset by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff.

Selling, general and administrative expenses were 25.2% of revenues for the three months ended March 31, 2000 compared to 21.8% of revenues for the same quarter last year. This increase is due primarily to additional costs incurred for new programs implemented to position the Company for future growth, including branding and marketing initiatives and internal systems development. As CIBER's focus continues to shift to more solutions-oriented and project work, selling, general and administrative expenses will tend to increase as a percentage of sales and be offset by expected higher gross margins on such work. In addition, CIBER plans to increase its branding and marketing related costs during the remainder of 2000.

Nonrecurring charges of $2.3 million were incurred during the three months ended March 31, 2000. Of this charge, $975,000 is the result of an asset write-down and the remainder is due to severance costs. The asset write-down resulted from CIBER's planned separation of its newly created subsidiary, DigiTerra, Inc. The severance costs resulted from involuntary terminations related to personnel realignment.

The March 2000 quarter continued to reflect an industry wide shift in IT spending, principally resulting from the resolution of the Y2K issue. Many companies lessened IT expenditures beginning mid 1999 due to completion of Y2K specific projects and a general tendency to minimize new IT initiatives during the end of 1999. This adversely impacted CIBER, particularly in its mainframe staffing and ERP related service offerings. There is a significant industry trend towards new IT services driven by the internet and increased bandwidth availability. These new services include web-designed, e-business technologies, customer relationship management ("CRM") and supply chain software, among others. CIBER has focused its efforts to deliver these newer IT services. These efforts include new alliances with independent software vendors, such as Commerce One and Siebel, and the realignment of the Company's professional and sales personnel toward a greater focus on e.business services. CIBER believes it will be able to grow revenues from newer IT services and this growth will at least partially off declining revenues from CIBER's traditional services.

Amortization of intangible assets increased to $4.0 million for the three months ended March 31, 2000 from $2.3 million for the same quarter last year. This increase was due to the additional intangible assets resulting from acquisitions during the past year.

Net other income, including interest income and interest expense, decreased to $285,000 for the three months ended March 31, 2000 from $644,000 for the same quarter last year. Fluctuations in net other income are based on average balances invested or borrowed under the line of credit during the period.

CIBER's effective tax rate was 42.5% for the three months ended March 31, 2000 and 39.3% for the same quarter of last year. CIBER's effective tax rate for the three months ended March 31, 2000 has increased due to increased nondeductible amortization resulting from nontaxable acquisitions.

CIBER's net income decreased to $3.3 million (2.0% of revenues) for the three months ended March 31, 2000 from $14.9 million (8.0% of revenues) for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, CIBER had $92.7 million of working capital and had a current ratio of 2.4:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. CIBER believes that its cash and cash equivalents on hand, its operating cash flow and its available line of credit will be sufficient to finance working capital needs through at least the next year.

In June 1999, CIBER's Board of Directors authorized the repurchase of up to 10% of CIBER's outstanding stock. CIBER may use significant amounts of cash for repurchases of its stock or to purchase businesses. As a result, CIBER may borrow to finance such activities. Future borrowings may include bank, private or public debt. CIBER has a $50 million revolving line of credit with a bank, which reduces to $35 million on July 1, 2000. There was $2,730,000 outstanding under this bank line at March 31, 2000. The credit agreement expires in January 2001, but is expected by management to be renewed on similar terms.

Net cash provided by operating activities was $4.4 million and $21.8 million for the three months ended March 31, 2000 and 1999, respectively. Changes in operating assets and liabilities have used significant amounts of cash. CIBER's accounts receivable totaled $145.1 million at March 31, 2000 compared to $139.4 million at December 31, 1999. This increase is primarily a result of a mix shift to more solution-oriented engagements which tend to have more lengthy billing and payment terms.

Net cash used in investing activities was $3.7 million and $19.4 million during the three months ended March 31, 2000 and 1999, respectively. CIBER used cash of $12.3 million and $15.2 million during the three months ended March 31, 2000 and 1999, respectively, for acquisitions. CIBER received $9.9 million from Agilera in 2000 as repayment of advances (see Note 4). CIBER purchased property and equipment of $1.3 million and $4.2 million during the three months ended March 31, 2000 and 1999, respectively.

Net cash (used in) provided by financing activities was ($1.2 million) and $1.6 million during the three months ended March 31, 2000 and 1999, respectively. CIBER obtained net cash proceeds from sales of common stock to employees of $3.9 million and $4.0 million during the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, CIBER purchased 133,500 shares of treasury stock for $2.4 million.

RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is effective no later than CIBER's quarter ending June 30, 2000. CIBER has not assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CIBER has no activities in derivative financial or commodity instruments. CIBER's exposure to market risks (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including, among others, cash equivalents, accounts receivable, lines of credit, is not material, except as noted below.

CIBER has a $50 million revolving line of credit with a bank. As of March 31, 2000, the Company had $2.7 million outstanding under this line of credit. The interest rate on the line of credit is based on LIBOR, plus 2%. Therefore, as LIBOR fluctuates, the Company may experience changes in interest expense that could impact financial results. If LIBOR were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $27,000 for the revolving line of credit, assuming an outstanding balance of $2.7 million.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27.1 Financial Data Schedule for the three months ended March 31, 2000

        A Report on Form 8-K was filed on March 1, 2000 which included as an exhibit a News Release announcing CIBER's plans to carve out its package software-enabled e-business solutions business.

        A Report on Form 8-K was filed on March 30, 2000 which announced the sale of preferred stock by CIBER's wholly-owned subsidiary Agilera.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   CIBER, INC.
                                   (Registrant)



Date May 8, 2000                   By  /s/ Mac J. Slingerlend
     -----------                       ---------------------------------------
                                       Mac J. Slingerlend
                                       Chief Executive Officer and President


Date May 8, 2000                   By  /s/ Richard A. Montoni
     -----------                       ---------------------------------------
                                       Richard A. Montoni
                                       Chief Financial Officer and Executive
                                       Vice President