Form 10-Q
period 2000-06-30
CIBER INC
filed 2000-08-11
CIK 918581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:                                   Commission file number:
    JUNE 30, 2000                                                0-23488


                                   CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                          38-2046833
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

As of June 30, 2000, there were 59,553,353 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
 PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements (unaudited):

          Consolidated Statements of Operations
          Three and six months ended June 30, 2000 and 1999                    3

          Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999                                  4

          Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999                              5

          Notes to Consolidated Financial Statements                           6


 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

PART II.  OTHER INFORMATION                                                   12

          SIGNATURES                                                          13


                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                     --------------------------          --------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                    1999             2000              1999              2000
                                                     --------         ---------          --------         ---------
Consulting services                                  $183,775         $ 148,685          $357,231         $ 305,092
Other revenues                                         11,271             8,672            22,716            18,571
                                                     --------         ---------          --------         ---------
     Total revenues                                   195,046           157,357           379,947           323,663
                                                     --------         ---------          --------         ---------

Cost of consulting services                           118,099           101,041           228,471           207,695
Cost of other revenues                                  7,002             5,489            14,955            11,496
Selling, general and administrative expenses           43,338            39,569            83,720            81,400
Nonrecurring and other expenses                            --               323                --             2,598
Amortization of intangible assets                       3,055             4,041             5,369             8,087
                                                     --------         ---------          --------         ---------
     Operating income                                  23,552             6,894            47,432            12,387
Interest and other income, net                            666               346             1,310               851
Interest expense                                           --               (44)               --              (264)
                                                     --------         ---------          --------         ---------
     Income before income taxes                        24,218             7,196            48,742            12,974
Income tax expense                                     10,043             3,216            19,684             5,669
                                                     --------         ---------          --------         ---------
     Net income                                      $ 14,175         $   3,980          $ 29,058         $   7,305
                                                     ========         =========          ========         =========
     Earnings per share - basic                      $   0.24         $    0.07          $   0.51         $    0.13

     Earnings per share - diluted                    $   0.24         $    0.07          $   0.49         $    0.12

Weighted average shares - basic                        58,665            58,012            57,410            57,929

Weighted average shares - diluted                      59,895            58,780            58,958            58,996


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       DECEMBER 31,         JUNE 30,
IN THOUSANDS, EXCEPT PER SHARE DATA                                       1999               2000
                                                                       -----------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                            $   2,858          $   5,851
   Accounts receivable                                                    139,418            143,624
   Prepaid expenses and other assets                                        7,595              8,734
   Deferred income taxes                                                    2,960              4,498
                                                                        ---------          ---------
       Total current assets                                               152,831            162,707
                                                                        ---------          ---------
Property and equipment, at cost                                            55,510             55,182
Less accumulated depreciation and amortization                            (26,947)           (30,669)
                                                                        ---------          ---------
       Net property and equipment                                          28,563             24,513
                                                                        ---------          ---------
Intangible assets, net                                                    233,975            220,526
Deferred income taxes                                                       1,773              1,445
Other assets                                                                5,426              4,580
                                                                        ---------          ---------
       Total assets                                                     $ 422,568          $ 413,771
                                                                        =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade payables                                                         18,102             13,814
    Acquisition costs payable                                              15,268              2,982
    Accrued compensation and payroll taxes                                 31,841             32,237
    Deferred revenues                                                         874              1,246
    Other accrued expenses and liabilities                                  4,945              7,885
    Income taxes payable                                                    3,751                 --
    Deferred income taxes                                                      67                 --
                                                                        ---------          ---------
       Total current liabilities                                           74,848             58,164
Bank line of credit                                                         5,355                 --
                                                                        ---------          ---------
       Total liabilities                                                   80,203             58,164
                                                                        ---------          ---------
Commitments and contingencies
Minority interest                                                             109              1,160
Contingent redemption value of put options                                     --              2,055
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued                                               --                 --
  Common stock, $0.01 par value, 100,000,000 shares authorized,
    59,414,000 and 59,553,000 shares issued and outstanding                   594                596
  Additional paid-in capital                                              230,615            229,819
  Retained earnings                                                       139,312            146,617
  Treasury stock, 1,717,000 and 1,486,000 shares, at cost                 (28,265)           (24,640)
                                                                        ---------          ---------
       Total shareholders' equity                                         342,256            352,392
                                                                        ---------          ---------
       Total liabilities and shareholders' equity                       $ 422,568          $ 413,771
                                                                        =========          =========


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    --------------------------
IN THOUSANDS                                                          1999              2000
                                                                    --------          --------
OPERATING ACTIVITIES:
   Net income                                                       $ 29,058          $  7,305
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 9,735            12,751
         Deferred income taxes                                           593            (1,277)
         Other                                                           358                 4
         Changes in operating assets and liabilities,
           net of the effects of acquisitions:
              Accounts receivable                                     (4,342)           (5,892)
              Other current and long-term assets                        (833)           (2,422)
              Trade payables                                          (5,316)           (2,161)
              Accrued compensation and payroll taxes                   7,331               954
              Deferred revenues                                          390               865
              Other accrued expenses and liabilities                  (4,192)            2,940
              Income taxes payable                                     1,453            (3,364)
                                                                    --------          --------
                  Net cash provided by operating activities           34,235             9,703
                                                                    --------          --------

INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                (22,362)          (12,389)
   Reduction of advances to Agilera, Inc.                                 --             9,908
   Purchases of property and equipment                                (9,607)           (3,269)
                                                                    --------          --------
                  Net cash used in investing activities              (31,969)           (5,750)
                                                                    --------          --------

FINANCING ACTIVITIES:
   Proceeds from sales of common stock, net                            8,768             6,899
   Proceeds from sale of put options                                      --               304
   Net payments on bank line of credit                                    --            (5,355)
   Purchases of treasury stock                                       (11,191)           (2,808)
                                                                    --------          --------
                  Net cash used in financing activities               (2,423)             (960)
                                                                    --------          --------
                  Net increase (decrease) in cash and
                     cash equivalents                                   (157)            2,993
   Cash and cash equivalents, beginning of period                     62,108             2,858
                                                                    --------          --------
   Cash and cash equivalents, end of period                         $ 61,951          $  5,851
                                                                    ========          ========


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CIBER's Annual Report on Form 10-KT for the year ended December 31, 1999. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of operating results for the full year.

MINORITY INTEREST. CIBER owns approximately 88% of Neovation, Inc. ("Neovation"). The minority stockholders' proportionate share of the equity of Neovation is reflected as minority interest in the consolidated balance sheet. The minority stockholders' proportionate share of the net loss of Neovation is included in interest and other income, net in the consolidated statement of operations. The minority interest in the net loss of Neovation was $4,000 and $101,000 for the three and six months ended June 30, 2000, respectively.

EARNINGS PER SHARE. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of CIBER's stock options and put options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as poolings of interests as if they had been outstanding for all periods prior to the merger. The number of antidilutive stock options omitted from the computation of weighted average shares was 1,768,178 and 4,077,103 for the three months ended June 30, 1999 and 2000, respectively, and 1,584,490 and 2,746,770 for the six months ended June 30, 1999 and 2000, respectively.

(2)  SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the six months ended June 30, 2000 were (in thousands):


                                              Common stock          Additional                                   Total
                                          ---------------------      paid-in      Retained      Treasury       shareholders'
                                          Shares        Amount       capital      earnings        stock           equity
                                          ------       --------     ----------    ---------     --------       -------------
BALANCES AT JANUARY 1, 2000               59,414       $   594       $230,615      $139,312      $(28,265)      $ 342,256

Employee stock purchases and
   options exercised                         137             2            464            --         6,433           6,899
Tax benefit from exercise of
   stock options                              --            --            387            --            --             387
Proceeds from sale of put options                                         304                                         304
Contingent liability of put options                                    (2,055)                                     (2,055)
Compensation expense related to
   stock and stock options                     2            --            104            --            --             104
Purchases of treasury stock                   --            --             --            --        (2,808)         (2,808)
Net income                                    --            --             --         7,305            --           7,305
                                          ------       -------       --------      --------      --------       ---------
BALANCES AT JUNE 30, 2000                 59,553       $   596       $229,819      $146,617      $(24,640)      $ 352,392
                                          ======       =======       ========      ========      ========       =========


                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(3)  REVOLVING LINE OF CREDIT

CIBER has a $35 million unsecured revolving line of credit with a bank. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement expires on January 31, 2001, and accordingly, the outstanding balance was classified as a long-term liability at December 31, 1999. There were no outstanding borrowings under this bank line at June 30, 2000.

(4)  AGILERA INVESTMENT

In March 2000, CIBER's wholly-owned subsidiary, Agilera, Inc. ("Agilera"), formerly CIBER Enterprise Outsourcing, Inc., sold 13,846,154 shares of its $.001 par value Series A Convertible Preferred Stock for $45 million to new investors. In connection with the preferred stock sale, Agilera paid CIBER $9.9 million in repayment of its advances to Agilera as of December 31, 1999, reducing CIBER's historical cost basis in its remaining ownership in Agilera to zero. As a result of participating rights obtained by the preferred stockholders in connection with their investment, CIBER, which owns approximately 95% of the outstanding common shares of Agilera, retained an approximate 41% voting interest in Agilera. Accordingly, effective January 1, 2000, for financial reporting purposes, CIBER no longer consolidates the results and accounts of Agilera and accounts for its interest in Agilera using the equity method of accounting.

In August 2000, Agilera obtained $80 million of additional equity financing. This transaction reduced CIBER's voting interest in Agilera to approximately 24%.

CIBER has provided and will continue to provide software implementation and other services to Agilera as a subcontractor under Agilera customer contracts. CIBER's revenue attributable to services provided to Agilera was $2,209,000 and 3,646,000 during the three and six months ended June 30, 2000, respectively.

(5)  NONRECURRING AND OTHER EXPENSES

In March 2000, CIBER announced its intent to sell less than 20% of the common stock of its wholly-owned subsidiary, DigiTerra, Inc. ("DigiTerra"), in an initial public offering ("IPO"). CIBER intends to distribute the balance of the shares of DigiTerra to CIBER shareholders following the IPO ("Spin-off"), subject to receiving Board approval and a favorable tax ruling, as well as favorable market conditions. CIBER incurred $323,000 for professional fees related to the Spin-off during the quarter ended June 30, 2000 that are included in nonrecurring and other expenses in the consolidated statement of operations. Direct costs of the IPO, such as underwriters' commissions and legal and accounting fees, will be deducted from the proceeds of the offering.

Nonrecurring charges incurred during the quarter ended March 31, 2000 were for employee severance costs as well as an asset write-down resulting from CIBER's planned separation of DigiTerra. All of the severance costs were paid during the quarter ended March 31, 2000.

(6)  NEOVATION, INC.

In April 2000, CIBER merged the assets and business operations acquired from Waterstone Consulting, Inc. in October 1999 with its subsidiary Interactive Papyrus, Inc. ("IPI"). As a result, CIBER's ownership percentage in IPI increased from 78% to 88%. In addition, CIBER recorded additional goodwill and minority interest of $1.2 million. The additional goodwill will be amortized over 6 years. IPI subsequently changed its name to Neovation, Inc.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)  SEGMENT INFORMATION

CIBER has identified its segments by products and services offered. CIBER evaluates each of its segments based on operating income before nonrecurring and other expenses and amortization of intangible assets and without allocation of corporate costs. CIBER's segments are CIBER operations, DigiTerra, Neovation and, through December 31, 1999, Agilera. CIBER operations provides application support, data warehousing consulting, middleware and systems integration, IT outsourcing, networking solutions and products and management consulting. DigiTerra provides enterprise software selection, implementation and integration services, including Commerce One, PeopleSoft, SAP, Oracle, J. D. Edwards, Lawson, LogisticsPRO and Siebel Systems, among others, as well as related hardware sizing and procurement. Neovation develops interactive web sites to build online business ventures and provides consulting services specializing in supply chain and customer relationship management solutions. Agilera provides enterprise application hosting or application service provider ("ASP") services and was consolidated with CIBER through December 31, 1999. The following presents certain financial information about CIBER's reportable segments:

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30,                              JUNE 30,
                                            1999               2000               1999               2000
                                          ---------          ---------          ---------          ---------
Revenues:
  CIBER operations                        $ 144,811          $ 116,288          $ 282,862          $ 237,423
  DigiTerra                                  51,423             38,675             98,547             81,219
  Neovation                                      --              3,684                 --              7,255
  Agilera                                       900                 --              1,591                 --
  Inter-segment                              (2,088)            (1,290)            (3,053)            (2,234)
                                          ---------          ---------          ---------          ---------
     Total                                $ 195,046          $ 157,357          $ 379,947          $ 323,663
                                          =========          =========          =========          =========

Income (loss) from operations:
  CIBER operations                        $  20,135          $  13,148          $  40,453          $  27,780
  DigiTerra                                  10,819              2,302             20,320              5,197
  Neovation                                      --               (535)                --               (940)
  Agilera                                      (670)                --               (765)                --
  Corporate                                  (3,677)            (3,657)            (7,207)            (8,965)
                                          ---------          ---------          ---------          ---------
     Total                                   26,607             11,258             52,801             23,072
  Nonrecurring and other expenses                --               (323)                --             (2,598)
  Amortization of intangibles                (3,055)            (4,041)            (5,369)            (8,087)
  Net interest and other income                 666                302              1,310                587
                                          ---------          ---------          ---------          ---------
     Income before income taxes           $  24,218          $   7,196          $  48,742          $  12,974
                                          =========          =========          =========          =========

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

THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

CIBER's revenues for the three months ended June 30, 2000 decreased 19% to $157.4 million from $195.0 million for the quarter ended June 30, 1999. This represents a 19% decrease in consulting services revenues and a planned decrease in other revenues, primarily sales of computer hardware products, which decreased to $8.7 million for the three months ended June 30, 2000 from $11.3 million for the same quarter last year. Management expects that other revenues will likely continue to decline in the future due, in part, to the sale of CIBER's software business in September 1999. CIBER operations revenues decreased 20% while DigiTerra revenues decreased 25%, when compared to the same period last year.

Gross margin percentage decreased to 32.3% of revenues for the three months ended June 30, 2000 from 35.9% of revenues for the same quarter of last year. This decrease is due to declining gross margins on both consulting services and other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff.

Selling, general and administrative expenses ("SG&A") decreased to $39.6 million for the three months ended June 30, 2000 from $43.3 million for the same quarter last year, while as a percentage of sales, SG&A increased to 25.1% for the three months ended June 30, 2000 compared to 22.2% for the same quarter last year. This reflects the semi-variable nature of SG&A. CIBER incurred additional SG&A in 2000 related to marketing and plans to increase its branding and marketing related costs during the remainder of 2000.

The June 2000 quarter continued to reflect an industry-wide shift in IT spending, principally resulting from the resolution of the Y2K issue and ERP curtailments. Many companies lessened IT expenditures beginning mid 1999 due to completion of Y2K and ERP specific projects and a general tendency to minimize new IT initiatives during the end of 1999. This adversely impacted CIBER, particularly in its mainframe staffing and ERP related service offerings. There is a significant industry trend towards new IT services driven by the internet and increased bandwidth availability. These new services include web-designed, e-business technologies, customer relationship management ("CRM") and supply chain software, among others. CIBER has focused its efforts to deliver these newer IT services. These efforts include new alliances with independent software vendors, such as Commerce One and Siebel, and the realignment of the Company's professional and sales personnel toward a greater focus on e.business services. CIBER believes it will be able to grow revenues from newer IT services and this growth will offset declining revenues from traditional services.

Nonrecurring and other expenses of $323,000 were incurred during the three months ended June 30, 2000 due to professional fees resulting from CIBER's planned separation of its newly created subsidiary, DigiTerra, Inc.

("DigiTerra"). Management expects that additional expense of approximately $1.2 million related to the planned separation of DigiTerra will be incurred during the remainder of 2000.

Amortization of intangible assets increased to $4.0 million for the three months ended June 30, 2000 from $3.1 million for the same quarter last year. This increase was due to the additional intangible assets resulting from acquisitions during the past year.

Net other income, including interest income and interest expense, decreased to $302,000 for the three months ended June 30, 2000 from $666,000 for the same quarter last year. Fluctuations in net other income are primarily based on average balances invested or borrowed under the line of credit during the period.

CIBER's effective tax rate was 44.7% for the three months ended June 30, 2000 and 41.5% for the same quarter of last year. CIBER's effective tax rate for the three months ended June 30, 2000 has increased due to increased nondeductible amortization resulting from nontaxable acquisitions.

SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

CIBER's revenues for the six months ended June 30, 2000 decreased 15% to $323.7 million from $379.9 million for the six months ended June 30, 1999. This represents a 15% decrease in consulting services revenues and a planned decrease in other revenues, primarily sales of computer hardware products, which decreased to $18.6 million for the six months ended June 30, 2000 from $22.7 million for the six months ended June 30, 1999. Management expects that other revenues will likely continue to decline in the future due, in part, to the sale of CIBER's software business in September 1999. CIBER operations revenues decreased 16% while DigiTerra revenues decreased 18%, when compared to the same period last year.

Gross margin percentage decreased to 32.3% of revenues for the six months ended June 30, 2000 from 35.9% of revenues for the six months ended June 30, 1999. This decrease is due to declining gross margins on consulting services offset by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff.

Selling, general and administrative expenses ("SG&A") decreased to $81.4 million for the six months ended June 30, 2000 from $83.7 million for the same period last year, while as a percentage of sales, SG&A increased to 25.1% for the six months ended June 30, 2000 compared to 22.0% for the same period last year. This reflects the semi-variable nature of SG&A. CIBER incurred additional SG&A in 2000 related to marketing and plans to increase its branding and marketing related costs during the remainder of 2000.

Nonrecurring and other expenses of $2.6 million were incurred during the six months ended June 30, 2000. Of this charge, $2.3 million was incurred during the quarter ended March 31, 2000, of which $1.3 million was due to severance costs resulting from involuntary terminations related to personnel realignment and $975,000 was due to an asset write-down. The remaining $323,000 was due to professional fees resulting from CIBER's planned separation of its newly created subsidiary, DigiTerra, Inc. and was incurred during the quarter ended June 30, 2000.

Amortization of intangible assets increased to $8.1 million for the six months ended June 30, 2000 from $5.4 million for the six months ended June 30, 1999. This increase was due to the additional intangible assets resulting from acquisitions during the past year.

Net other income, including interest income and interest expense, decreased to $587,000 for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999. Fluctuations in net other income are primarily based on average balances invested or borrowed under the line of credit during the period.

CIBER's effective tax rate was 43.7% for the six months ended June 30, 2000 and 40.4% for the same period of last year. CIBER's effective tax rate for the six months ended June 30, 2000 has increased due to increased nondeductible amortization resulting from nontaxable acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, CIBER had $104.5 million of working capital and had a current ratio of 2.8:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. CIBER believes that its cash and cash equivalents on hand, its operating cash flow and its available line of credit will be sufficient to finance working capital needs through at least the next year.

In June 1999, CIBER's Board of Directors authorized the repurchase of up to 10% of CIBER's outstanding stock. CIBER may use significant amounts of cash for repurchases of its stock or to purchase businesses. As a result, CIBER may borrow to finance such activities. Future borrowings may include bank, private or public debt. CIBER has a $35 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line at June 30, 2000. The credit agreement expires in January 2001, but is expected by management to be renewed on similar terms.

Net cash provided by operating activities was $9.7 million and $34.2 million for the six months ended June 30, 2000 and 1999, respectively, which is reflective primarily of the reduced net income in the six months ended June 30, 2000.

Net cash used in investing activities was $5.8 million and $32.0 million during the six months ended June 30, 2000 and 1999, respectively. CIBER used cash of $12.4 million and $22.4 million during the six months ended June 30, 2000 and 1999, respectively, for acquisitions. CIBER received $9.9 million from Agilera in 2000 as repayment of advances (see Note 4). CIBER purchased property and equipment of $3.3 million and $9.6 million during the six months ended June 30, 2000 and 1999, respectively.

Net cash used in financing activities was $960,000 and $2.4 million during the six months ended June 30, 2000 and 1999, respectively. CIBER obtained net cash proceeds from sales of common stock to employees of $6.9 million and $8.8 million during the six months ended June 30, 2000 and 1999, respectively. CIBER purchased treasury stock for $2.8 million and $11.2 million during the six months ended June 30, 2000 and 1999, respectively.

RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is effective no later than CIBER's quarter ending December 31, 2000. CIBER has not assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.


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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 3(ii) Amended and Restated Bylaws of the Company as adopted December 2, 1999

        Exhibit 27.1     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       CIBER, INC.
                                       (Registrant)


Date August 11, 2000                       By /s/ Mac J. Slingerlend
                                             ----------------------------------
                                           Mac J. Slingerlend
                                           Chief Executive Officer and President


Date August 11, 2000                       By /s/ Richard A. Montoni
                                             ----------------------------------
                                           Richard A. Montoni
                                           Chief Financial Officer and Executive
                                           Vice President