Form 10-Q
period 2000-09-30
CIBER INC
filed 2000-11-07
CIK 918581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended:                       Commission file number:
          SEPTEMBER 30, 2000                                   0-23488



                                   CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                      38-2046833
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

                                   Yes X No ___

As of September 30, 2000, there were 59,574,833 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
       PART I.       FINANCIAL INFORMATION


       Item 1.       Financial Statements (unaudited):

                     Consolidated Statements of Operations
                     Three and nine months ended September 30, 2000 and 1999                                3

                     Consolidated Balance Sheets
                     September 30, 2000 and December 31, 1999                                               4

                     Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2000 and 1999                                          5

                     Consolidated Statement of Shareholders' Equity
                     Nine months ended September 30, 2000                                                   6

                     Notes to Consolidated Financial Statements                                             7

      Item 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                             10


      Item 3.        Quantitative and Qualitative Disclosures About Market Risk                            13

      PART II.       OTHER INFORMATION                                                                     14

                     SIGNATURES                                                                            14

                                           CIBER, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    ------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                      1999             2000            1999              2000
                                                      ------------     ------------    ------------      ------------
Consulting services                                     $176,400         $144,953        $533,631          $450,045
Other revenues                                            10,642            8,332          33,358            26,903
                                                      ------------     ------------    ------------      ------------
     Total revenues                                      187,042          153,285         566,989           476,948
                                                      ------------     ------------    ------------      ------------

Cost of consulting services                              118,601           99,081         347,072           306,776
Cost of other revenues                                     6,065            5,164          21,020            16,660
Selling, general and administrative expenses              42,953           39,263         126,673           120,663
Amortization of intangible assets                          3,023            2,931           8,392            11,018
Nonrecurring and other expenses                                -                -               -             2,598
Goodwill impairment charge                                     -           80,773               -            80,773
                                                      ------------     ------------    ------------      ------------
     Operating income (loss)                              16,400          (73,927)         63,832           (61,540)
Interest and other income, net                             1,489              214           2,799             1,065
Interest expense                                               -              (87)              -              (351)
                                                      ------------     ------------    ------------      ------------
     Income (loss) before income taxes                    17,889          (73,800)         66,631           (60,826)
Income tax expense                                         7,629            3,088          27,313             8,757
                                                      ------------     ------------    ------------      ------------
     Net income (loss)                                $   10,260        $ (76,888)      $  39,318          $(69,583)
                                                      ============     ============    ============      ============

Earnings (loss) per share - basic                     $     0.18        $   (1.32)      $    0.68          $  (1.20)

Earnings (loss) per share - diluted                   $     0.18        $   (1.32)      $    0.67          $  (1.20)

Weighted average shares - basic                           57,464           58,105          57,428            57,987

Weighted average shares - diluted                         58,423           58,105          58,780            57,987



See accompanying notes to consolidated financial statements.

                                           CIBER, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)

                                                                               DECEMBER 31,      SEPTEMBER 30,
IN THOUSANDS, EXCEPT PER SHARE DATA                                                1999              2000
                                                                               ------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    2,858        $    8,150
   Accounts receivable, net                                                        139,418           142,874
   Prepaid expenses and other current assets                                         7,595             6,866
   Deferred income taxes                                                             2,960             4,064
                                                                                ----------        ----------
       Total current assets                                                        152,831           161,954
                                                                                ----------        ----------

Property and equipment, at cost                                                     55,510            58,153
Less accumulated depreciation and amortization                                     (26,947)          (32,923)
                                                                                ----------        ----------
       Net property and equipment                                                   28,563            25,230
                                                                                ----------        ----------

Intangible assets, net                                                             233,975           136,822
Deferred income taxes                                                                1,773             3,253
Other assets                                                                         5,426             5,075
                                                                                ----------        ----------
       Total assets                                                             $  422,568        $  332,334
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank line of credit                                                         $        -        $    2,690
    Accounts payable                                                                18,102            14,489
    Acquisition costs payable                                                       15,268             1,853
    Accrued compensation and payroll taxes                                          31,841            26,689
    Deferred revenues                                                                  874               725
    Other accrued expenses and liabilities                                           4,945             7,151
    Income taxes payable                                                             3,751             1,315
    Deferred income taxes                                                               67                 -
                                                                                ----------        ----------
       Total current liabilities                                                    74,848            54,912
Bank line of credit                                                                  5,355                 -
                                                                                ----------        ----------
       Total liabilities                                                            80,203            54,912
                                                                                ----------        ----------
Minority interest                                                                      109             1,109
Contingent redemption value of put options                                               -             2,237
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                                      -                 -
  Common stock, $0.01 par value, 100,000,000 shares authorized,
       59,414,000 and 59,575,000 shares issued and outstanding                         594               596
  Additional paid-in capital                                                       230,615           229,029
  Retained earnings                                                                139,312            69,611
  Accumulated other comprehensive loss                                                   -              (645)
  Treasury stock, 1,717,000 and 1,600,000 shares, at cost                          (28,265)          (24,515)
                                                                                ----------        ----------
       Total shareholders' equity                                                  342,256           274,076
                                                                                ----------        ----------
       Total liabilities and shareholders' equity                               $  422,568        $  332,334
                                                                                ==========        ==========

See accompanying notes to consolidated financial statements.

                                           CIBER, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             --------------------------------
IN THOUSANDS                                                                     1999               2000
                                                                             -------------       ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                          $ 39,318           $(69,583)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Goodwill impairment charge                                                    -             80,773
         Depreciation and amortization                                            14,772             17,835
         Deferred income taxes                                                        77             (2,393)
         Gain on sale of LogisticsPRO                                               (777)                 -
         Other                                                                       454               (583)
         Changes in operating assets and liabilities,
             net of the effects of acquisitions and dispositions:
              Accounts receivable                                                 (8,399)            (5,234)
              Other current and long-term assets                                    (318)            (2,828)
              Accounts payable                                                    (5,123)            (1,486)
              Accrued compensation and payroll taxes                              11,168             (4,594)
              Deferred revenues                                                   (1,939)               344
              Other accrued expenses and liabilities                              (3,666)             2,206
              Income taxes payable                                                 7,146             (2,049)
                                                                                --------           --------
                  Net cash provided by operating activities                       52,713             12,408
                                                                                --------           --------

INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                          (22,362)           (13,418)
     Reduction of advances to Agilera, Inc.                                            -              9,908
     Purchases of property and equipment                                         (13,290)            (6,139)
     Purchases of investments                                                          -               (344)
     Sales of investments                                                              -              1,983
                                                                                --------           --------
                  Net cash used in investing activities                          (35,652)            (8,010)
                                                                                --------           --------

FINANCING ACTIVITIES:
     Proceeds from sales of common stock, net                                     13,715              9,087
     Sale of stock by subsidiary                                                       -                175
     Proceeds from sale of put options                                                 -                338
     Net payments on bank line of credit                                               -             (2,665)
     Purchases of treasury stock                                                 (41,317)            (5,774)
                                                                                --------           --------
                  Net cash (used in) provided by financing activities            (27,602)             1,161
                                                                                --------           --------
Effect of foreign exchange rate changes on cash                                        -               (267)
                  Net (decrease) increase in cash and cash equivalents           (10,541)             5,292
Cash and cash equivalents, beginning of period                                    62,108              2,858
                                                                                ========           ========
Cash and cash equivalents, end of period                                        $ 51,567           $  8,150
                                                                                ========           ========

See accompanying notes to consolidated financial statements.

                                           CIBER, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                    (UNAUDITED)

                                                                                          ACCUMULATED
                                             COMMON STOCK      ADDITIONAL                    OTHER                       TOTAL
                                           ----------------     PAID-IN       RETAINED    COMPREHENSIVE   TREASURY    SHAREHOLDERS'
IN THOUSANDS                               SHARES    AMOUNT     CAPITAL       EARNINGS        LOSS         STOCK         EQUITY
                                         ----------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2000                59,414      $594     $ 230,615      $ 139,312      $  --       (28,265)     $ 342,256
                                         ----------------------------------------------------------------------------------------
Net loss                                       --        --            --        (69,583)        --            --        (69,583)
Unrealized loss on investments,
     net of tax of $ 258,000                   --        --            --             --       (386)           --           (386)

Foreign currency translation                   --        --            --             --       (259)           --           (259)
                                                                                                                       ----------
     Comprehensive loss                                                                                                  (70,228)
Employee stock purchases
     and options exercised                    158         2          (321)          (118)        --         9,524          9,087

Gain on sale of stock by subsidiary            --        --           101             --         --            --            101

Tax benefit from exercise
     of stock options                          --        --           387             --         --            --            387

Proceeds from sale of put options              --        --           338             --         --            --            338

Contingent liability of put options            --        --        (2,237)            --         --            --         (2,237)

Compensation expense related
    to stock and stock options                  3        --           146             --         --            --            146

Purchases of treasury stock                    --        --            --             --         --        (5,774)        (5,774)

                                         ----------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000             59,575      $596     $ 229,029      $  69,611      $(645)     $(24,515)     $ 274,076
                                         ----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                           CIBER, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries ("CIBER" or the "Company") have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in CIBER's Annual Report on Form 10-KT for the period ended December 31, 1999. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of operating results that can be expected for the full year.

INCOME TAXES. CIBER records interim period income tax expense based on management's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

MINORITY INTEREST. CIBER owns approximately 88% of Neovation, Inc. ("Neovation"). The minority stockholders' proportionate share of the equity of Neovation is reflected as minority interest in the consolidated balance sheet. The minority stockholders' proportionate share of the net loss of Neovation is included in interest and other income, net in the consolidated statement of operations. The minority interest in the net loss of Neovation was $125,000 and $226,000 for the three and nine months ended September 30, 2000, respectively.

EARNINGS (LOSS) PER SHARE. Earnings (loss) per share - basic is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Earnings (loss) per share -diluted includes the effects of the potential dilution of CIBER's stock options and put options, determined using the treasury stock method. Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect. As a result, earnings (loss) per share - diluted is the same as earnings (loss) per share - basic when CIBER reports a net loss. Weighted average shares - diluted would have been 58,803,000 and 58,931,000 for the three and nine months ended September 30, 2000, respectively, if CIBER had reported net income for the period. In addition, the number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares - diluted was 3,241,549 and 5,971,078 for the three months ended September 30, 1999 and 2000, respectively, and 2,136,843 and 3,821,539 for the nine months ended September 30, 1999 and 2000, respectively.

COMPREHENSIVE LOSS. Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of shareholders' equity in the consolidated balance sheets. Comprehensive loss includes net income (loss) plus changes in net unrealized loss on investments and foreign currency translation adjustments.

INVESTMENTS. Investments consist of marketable equity securities. Investments are classified as available-for-sale and are recorded at fair value, which is determined based on quoted market prices. Investments of $652,000 are included in prepaid expenses and other current assets on the consolidated balance sheet at September 30, 2000. The net unrealized gain or loss, net of tax, is included in accumulated other comprehensive loss on the consolidated balance sheet. Realized gains and losses on the sale of investments are included in interest and other income, net in the consolidated statements of operations.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of CIBER's foreign subsidiaries are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on the consolidated balance sheet. Foreign currency transaction gains and losses are included in the results of operations as incurred.

SUBSIDIARY STOCK TRANSACTIONS. Gains and losses on stock transactions by our subsidiaries and equity investees are recognized directly in shareholders' equity through an increase or decrease to additional paid-in capital in the period in which the transaction occurs.

(2) REVOLVING LINE OF CREDIT

CIBER has a $35 million unsecured revolving line of credit with a bank. Outstanding borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement was extended in November 2000 and expires on July 1, 2001.

(3) AGILERA INVESTMENT

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

In August 2000, Agilera obtained $85 million of additional equity financing. This transaction reduced CIBER's voting interest in Agilera to approximately 24%.

CIBER has provided and will continue to provide software implementation and other services to Agilera as a subcontractor under Agilera customer contracts. CIBER's revenue attributable to services provided to Agilera was $2,396,000 and $6,042,000 during the three and nine months ended September 30, 2000, respectively.

(4) NONRECURRING AND OTHER EXPENSES

In March 2000, CIBER announced its intent to sell less than 20% of the common stock of its wholly-owned subsidiary, DigiTerra, Inc. ("DigiTerra"), in an initial public offering ("IPO"). CIBER intends to distribute ("Spin-off") the balance of the shares of DigiTerra to CIBER shareholders following the IPO, subject to receiving Board approval and a favorable tax ruling, as well as favorable market conditions. Nonrecurring charges incurred during the quarter ended June 30, 2000 were for professional fees related to the Spin-off. Direct costs of the IPO, such as underwriters' commissions and legal and accounting fees, will be deducted from the proceeds of the offering.

Nonrecurring charges incurred during the quarter ended March 31, 2000 were for employee severance costs as well as an asset write-down resulting from CIBER's planned separation of DigiTerra. All of the severance costs were paid during the quarter ended March 31, 2000.

(5) GOODWILL IMPAIRMENT CHARGE

During the quarter ended September 30, 2000, CIBER recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions completed during 1999. These businesses were acquired at a time when the value of IT services companies was much higher. In addition, approximately 88% of the goodwill impairment charge related to businesses acquired for consideration paid 100% in CIBER stock. Stock consideration typically involves a premium over cash consideration. These acquired operations experienced a decrease in the demand for their services as post Year 2000 IT spending of many companies decreased. In addition, in the spring of 2000, the IT services requirements of dot.com companies decreased significantly. This has lead to greater competition within the IT services industry and as a result, revenues, cash flows and expected future growth rates of these operations have decreased.

Due to the significance of the change in conditions, management performed an evaluation of the recoverability of the goodwill related to these operations in accordance with Statement of Financial Accounting Standards ("SFAS")

No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because the estimated future undiscounted cash flows of these operations were less than the carrying value of the related goodwill, an impairment charge was required. The impairment charge represents the amount required to write-down this goodwill to management's best estimate of these operations' future discounted cash flows.

As a result of the impairment charge, CIBER reduced the recorded value of goodwill at July 1, 2000 related to its acquisition of Business Impact Systems, Inc. ("BIS") to $9.8 million and reduced the remaining goodwill amortization period to 10 years. Similarly, CIBER reduced the goodwill related to Integration Software Consultants, Inc. ("ISC") to $11.7 million and reduced the remaining goodwill amortization period to 14 years. In addition, CIBER wrote-off all goodwill related to York & Associates, Inc. ("York") because it exited the primary business for which York was acquired. CIBER also reduced the goodwill associated with Interactive Papyrus, Inc. and Paragon Solutions, Inc. to $924,000 and $1.9 million, respectively.

The reduction of the remaining goodwill amortization periods of BIS and ISC resulted in additional goodwill amortization of $165,000 during the three and nine months ended September 30, 2000, which increased the net loss by $165,000 for the same periods.

(6) SEGMENT INFORMATION

CIBER has identified its segments by products and services offered. CIBER evaluates each of its segments based on operating income before nonrecurring and other expenses and amortization of intangible assets and without allocation of corporate costs. Reportable segments are CIBER operations, DigiTerra, Neovation and, through December 31, 1999, Agilera. CIBER operations provides application support, data warehousing consulting, middleware and systems integration, IT outsourcing, networking solutions and products and management consulting. DigiTerra provides enterprise software selection, implementation and integration services, including Commerce One, PeopleSoft, SAP, Oracle, J. D. Edwards, Lawson, LogisticsPRO and Siebel Systems, among others, as well as related hardware sizing and procurement. Neovation provides strategic, technical and creative solutions including digital strategy assessment and evolution, interactive marketing and branding strategies and interactive web site development and back-end integration. Agilera provides enterprise application hosting or application service provider ("ASP") services and was consolidated with CIBER through December 31, 1999. The following presents certain financial information about CIBER's reportable segments:

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                1999           2000               1999            2000
                                           ------------------------------    -----------------------------
Revenues:
  CIBER operations                           $ 138,055        $ 113,040        $ 420,917        $ 350,463
  DigiTerra                                     48,835           37,766          147,382          118,985
  Neovation                                          -            3,453                -           10,708
  Agilera                                        1,044                -            2,635                -
  Inter-segment                                   (892)            (974)          (3,945)          (3,208)
                                             ---------        ---------        ---------        ---------
     Total                                   $ 187,042        $ 153,285        $ 566,989        $ 476,948
                                             =========        =========        =========        =========
Income (loss) from operations:
  CIBER operations                           $  16,919        $  13,253        $  57,372        $  41,033
  DigiTerra                                      8,612            2,403           28,932            7,600
  Neovation                                          -             (889)               -           (1,829)
  Agilera                                       (1,337)               -           (2,102)               -
  Corporate                                     (4,771)          (4,990)         (11,978)         (13,955)
                                             ---------        ---------        ---------        ---------
     Total                                      19,423            9,777           72,224           32,849
  Amortization of intangibles                   (3,023)          (2,931)          (8,392)         (11,018)
  Nonrecurring and other expenses                    -                -                -           (2,598)
  Goodwill impairment charge                         -          (80,773)               -          (80,773)
  Net interest and other income                  1,489              127            2,799              714
                                             ---------        ---------        ---------        ---------
     Income (loss) before income taxes       $  17,889        $ (73,800)       $  66,631        $ (60,826)
                                             =========        =========        =========        =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A LARGE AND RAPIDLY GROWING BUSINESS, PROJECT RISKS, PRICING AND MARGIN PRESSURES, COMPETITION, POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, PRICE VOLATILITY, AND INTERNATIONAL EXPANSION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO PREDICT OR CONTROL. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KT. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, THE COMPANY'S PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

CIBER's revenues for the three months ended September 30, 2000 decreased 18% to $153.3 million from $187.0 million for the quarter ended September 30, 1999. This represents an 18% decrease in consulting services revenues and a planned decrease in other revenues, primarily sales of computer hardware products, which decreased to $8.3 million for the three months ended September 30, 2000 from $10.6 million for the same quarter last year. CIBER operations revenues decreased 18% while DigiTerra revenues decreased 23%, when compared to the same period last year.

Gross margin percentage decreased to 32.0% of revenues for the three months ended September 30, 2000 from 33.3% of revenues for the same quarter of last year. This decrease is due to declining gross margins on both consulting services and other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff.

Selling, general and administrative expenses ("SG&A") decreased to $39.3 million for the three months ended September 30, 2000 from $43.0 million for the same quarter last year, while as a percentage of sales, SG&A increased to 25.6% for the three months ended September 30, 2000 compared to 23.0% for the same quarter last year. This reflects the semi-variable nature of SG&A. CIBER incurred additional SG&A in 2000 related to marketing and branding initiatives.

The September 2000 quarter continued to reflect an industry-wide shift in IT spending, principally resulting from the resolution of the Y2K issue and ERP curtailments. Many companies reduced IT expenditures beginning mid 1999 due to completion of Y2K and ERP specific projects and a general tendency to minimize new IT initiatives during the end of 1999. This adversely impacted CIBER, particularly in its mainframe staffing and ERP related service offerings. There is a significant industry trend toward new IT services driven by the internet and increased bandwidth availability. These new services include web-designed, e-business technologies, customer relationship management ("CRM") and supply chain software, among others. CIBER has focused its efforts to deliver these newer IT services. These efforts include new alliances with independent software vendors, such as Commerce One and Siebel, and the realignment of the Company's professional and sales personnel toward a greater focus on e.business services. CIBER believes it will be able to grow revenues from newer IT services and this growth will help offset declining revenues from traditional services. In addition, the IT services industry was negatively impacted during the September 2000 quarter by the shift in investor sentiment, commencing in the Spring of 2000, away from development and early stage dot.com businesses. As a result, industry demand for IT services by dot.com companies decreased significantly. This has lead to greater competition within the IT services industry.

CIBER experiences some seasonality due to holidays. CIBER's business days per quarter in 2000 are 65 in the first quarter, 64 in the second quarter, 63 in the third quarter and 61 in the fourth quarter. In addition, because of the increased holidays, vacation usage is typically the highest in the fourth quarter. Excluding other factors, increased holidays and vacations would cause lower revenues and lower operating income.

During the quarter ended September 30, 2000, CIBER recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions completed during 1999. This charge represents the amount required to write-down the goodwill to management's best estimate of the future discounted cash flows of the acquired operations.

Amortization of intangible assets decreased to $2.9 million for the three months ended September 30, 2000 from $3.0 million for the same quarter last year. This decrease was due to the goodwill write-down that occurred during the quarter ended September 30, 2000.

Net other income, including interest income and interest expense, decreased to $127,000 for the three months ended September 30, 2000 from $1.5 million for the same quarter last year. Net other income for the three months ended September 30, 1999 includes a $777,000 gain on the sale of the LogisticsPro software business. The remaining fluctuations in net other income are primarily based on average cash balances invested or amounts borrowed under the line of credit during the period.

Tax expense of $3.1 million was recorded during the quarter ended September 30, 2000 even though a pre-tax loss was reported resulting in an effective tax rate of (4.2%) for the three months ended September 30, 2000 as compared to 42.6% for the same quarter of last year. Tax expense was recorded for the quarter ended September 30, 2000 because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions. As a result of the goodwill write-down, non-deductible goodwill amortization was approximately $975,000 during the quarter ended September 30, 2000 as compared to $2.0 million during the quarter ended June 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

CIBER's revenues for the nine months ended September 30, 2000 decreased 16% to $476.9 million from $567.0 million for the nine months ended September 30, 1999. This represents a 16% decrease in consulting services revenues and a planned decrease in other revenues, primarily sales of computer hardware products, which decreased to $26.9 million for the nine months ended September 30, 2000 from $33.4 million for the nine months ended September 30, 1999. CIBER operations revenues decreased 17% while DigiTerra revenues decreased 19%, when compared to the same period last year.

Gross margin percentage decreased to 32.2% of revenues for the nine months ended September 30, 2000 from 35.1% of revenues for the nine months ended September 30, 1999. This decrease is due to declining gross margins on consulting services offset partially by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff.

Selling, general and administrative expenses ("SG&A") decreased to $120.7 million for the nine months ended September 30, 2000 from $126.7 million for the same period last year, while as a percentage of sales, SG&A increased to 25.3% for the nine months ended September 30, 2000 compared to 22.3% for the same period last year. This reflects the semi-variable nature of SG&A. CIBER incurred additional SG&A in 2000 related to marketing and branding initiatives.

Nonrecurring and other expenses of $2.6 million were incurred during the nine months ended September 30, 2000. Of this charge, $2.3 million was incurred during the quarter ended March 31, 2000, of which $1.3 million was due to severance costs resulting from involuntary terminations related to personnel realignment and $975,000 was due to an asset write-down. The remaining $323,000 was due to professional fees resulting from CIBER's planned separation of its subsidiary, DigiTerra, Inc. and was incurred during the quarter ended June 30, 2000.

During the nine months ended September 30, 2000, CIBER recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions completed during 1999. This charge represents the amount required to write-down the goodwill to management's best estimate of the future discounted cash flows of the acquired operations.

Amortization of intangible assets increased to $11.0 million for the nine months ended September 30, 2000 from $8.4 million for the nine months ended September 30, 1999. This increase was due to the additional intangible assets resulting from acquisitions during the past year, offset by a decrease due to the goodwill write-down that occurred during the nine months ended September 30, 2000.

Net other income, including interest income and interest expense, decreased to $714,000 for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. Net other income for the nine months ended September 30, 1999 includes a $777,000 gain on the sale of the LogisticsPro software business. The remaining fluctuations in net other income are primarily based on average cash balances invested or amounts borrowed under the line of credit during the period.

Tax expense of $8.8 million was recorded during the nine months ended September 30, 2000 even though a pre-tax loss was reported resulting in an effective tax rate of (14.4%) for the nine months ended September 30, 2000 as compared to 41.0% for the same period of last year. Tax expense was recorded for the nine months ended September 30, 2000 because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions. In addition, tax expense for the nine months ended September 30, 2000 reflects the effects of increased non-deductible amortization and other non-deductible expense on a reduced income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, CIBER had $107.0 million of working capital and had a current ratio of 2.9:1. The Company has primarily used its operating cash flow and the net proceeds from public offerings to finance working capital needs and acquisitions. CIBER believes that its cash and cash equivalents on hand, its operating cash flow and its available line of credit will be sufficient to finance working capital needs through at least the next year.

In June 1999, CIBER's Board of Directors authorized the repurchase of up to 10% of CIBER's outstanding stock. CIBER may use significant amounts of cash for repurchases of its stock or to purchase businesses. As a result, CIBER may borrow to finance such activities. Future borrowings may include bank, private or public debt. CIBER has a $35 million revolving line of credit with a bank. There was $2,690,000 outstanding under this bank line at September 30, 2000. The credit agreement expires in July 2001, but management expects it to be renewed on similar terms.

Net cash provided by operating activities was $12.4 million and $52.7 million for the nine months ended September 30, 2000 and 1999, respectively, which is reflective primarily of the reduced income, excluding the non-cash goodwill impairment charge, in the nine months ended September 30, 2000.

Net cash used in investing activities was $8.0 million and $35.7 million during the nine months ended September 30, 2000 and 1999, respectively. CIBER used cash of $13.4 million and $22.4 million during the nine months ended September 30, 2000 and 1999, respectively, for acquisitions. CIBER received $9.9 million from Agilera in 2000 as repayment of advances. CIBER purchased property and equipment of $6.1 million and $13.3 million during the nine months ended September 30, 2000 and 1999, respectively. Purchases of property and equipment have decreased in the current year as CIBER had made a number of significant purchases related to back office systems and technology infrastructure in 1999.

Net cash provided by (used in) financing activities was $1.2 million and ($27.6) million during the nine months ended September 30, 2000 and 1999, respectively. CIBER obtained net cash proceeds from sales of common stock to employees of $9.1 million and $13.7 million during the nine months ended September 30, 2000 and

1999, respectively. CIBER purchased treasury stock for $5.8 million and $41.3 million during the nine months ended September 30, 2000 and 1999, respectively.

RECENT AND PROPOSED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is effective no later than CIBER's quarter ending December 31, 2000. CIBER does not believe that the impact, if any, that SAB 101 might have on its financial position or results of operations would be significant.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CIBER is exposed to a variety of market risks, including foreign currency fluctuations and changes in interest rates on it borrowings. CIBER has no activities in derivative financial or commodity instruments.

FOREIGN EXCHANGE. CIBER is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact CIBER's financial position, results of operations or cash flows. During the nine months ended September 30, 2000, approximately 2% of CIBER's total revenues was attributable to foreign operations. CIBER does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. CIBER believes that its exposure to foreign currency exchange risk at September 30, 2000 is not material.

INTEREST RATES. CIBER has a $35 million revolving line of credit with a bank. As of September 30, 2000, the Company had $2.7 million outstanding under this line of credit. The interest rate on the line of credit is based on LIBOR, plus 2%. Therefore, as LIBOR fluctuates, the Company may experience changes in interest expense that could impact financial results.

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

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 10.1 Unsecured Credit Agreement with UMB Bank Colorado dated November 1, 2000
           Exhibit 27.1      Financial Data Schedule


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          CIBER, INC.
                                          (Registrant)



         Date November 7, 2000            By    /s/ Mac J. Slingerlend
              ----------------               -------------------------
                                          Mac J. Slingerlend
                                          Chief Executive Officer and President


         Date November 7, 2000            By    /s/ Richard A. Montoni
              ----------------               -------------------------
                                          Richard A. Montoni
                                          Chief Financial Officer and Executive
                                          Vice President