Form 10-K
period 2000-12-31
CIBER INC
filed 2001-03-23
CIK 918581

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934 FOR THE YEAR ENDED DECEMBER 31, 2000.

                         COMMISSION FILE NUMBER 0-23488

                                   CIBER, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   38-2046833
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

         5251 DTC PARKWAY, SUITE 1400, GREENWOOD VILLAGE, COLORADO  80111
                  (Address of principal executive offices)       (Zip Code)

                                 (303) 220-0100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
       Title of Class                    Name of Exchange on which registered
       --------------                    ------------------------------------
COMMON STOCK, $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. __

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of February 28, 2001 was $320,213,530 based upon the closing price of $6.59 per share as reported on the New York Stock Exchange on that date.

As of February 28, 2001, there were 57,237,339 shares of the registrant's Common Stock outstanding.


                       Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be held on May 10, 2001 are incorporated by reference in Part III of this Report.

===============================================================================

                                   CIBER, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

PART  I                                                                                                         PAGE
                                                                                                                ----
       Item 1.     Business                                                                                        3
       Item 2.     Properties                                                                                      9
       Item 3.     Legal Proceedings                                                                               9
       Item 4.     Submission of Matters to a Vote of Security Holders                                             9

PART  II

       Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters                          10
       Item 6.     Selected Financial Data                                                                        11
       Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations          12
       Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                     20
       Item 8.     Financial Statements and Supplementary Data                                                    21
       Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure           46

PART  III

       Item 10.    Directors and Executive Officers                                                               46
       Item 11.    Executive Compensation                                                                         46
       Item 12.    Security Ownership of Certain Beneficial Owners and Management                                 46
       Item 13.    Certain Relationships and Related Transactions                                                 46

PART  IV

       Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                46
Signatures                                                                                                        48


                                     PART I

ITEM 1.  BUSINESS

GENERAL

CIBER, Inc. and its subsidiaries provide information technology ("IT") system integration consulting and other services and to a lesser extent, resell certain hardware and software products. Our clients consist primarily of Fortune 2000 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and the Netherlands. At December 31, 2000, we had approximately 5,000 employees.

We began operations in 1974 to assist companies in need of computer programming support. In the mid-1980s, we initiated a growth strategy that included expanding our range of computer-related services, developing a professional sales force and selectively acquiring established complementary companies. We continue to expand and modify our service offerings to address changes in customer demands and rapidly changing technology. In addition, we look to form strategic alliances with select package software and hardware vendors to stay at the leading edge of technology advances, to develop new business and to generate additional revenue.

We operate our business as follows: CIBER Operations, DigiTerra, Inc., Solution Partners B.V., Waterstone, Inc. and Enspherics, Inc. CIBER Operations provides a wide range of IT services and products including project execution, supplemental IT staffing and consulting in leading-edge practice areas such as IT architecture and strategy, business intelligence/customer loyalty, Internet solutions, network infrastructure and security, wireless integration and IT outsourcing. DigiTerra provides packaged software implementation services ranging from enterprise resource planning (ERP) to supply chain optimization, customer relationship management and e-business components. DigiTerra also provides related hardware sizing and procurement services as an authorized remarketer of certain computer hardware. Solution Partners, located in the Netherlands, provides SAP software implementation consulting and e-business solutions in custom environments. Waterstone (formerly known as Neovation, Inc.) provides strategic, technical and creative services including e-business planning, assessments and solutions, customer relationship management, supply chain management, web content development and design and custom integration services. Enspherics, in which we acquired a 51% interest in November 2000, provides custom designed IT security solutions to clients who operate in high-risk environments. In 2000, approximately 74% of our revenues was from CIBER Operations, 23% from DigiTerra and 3% from our other operations.

SERVICES AND OPERATIONS

CIBER OPERATIONS

The term CIBER Operations refers to the branch offices doing business under the CIBER name (herein referred to as "CIBER" for purposes of this section). CIBER has approximately 4,000 employees operating from over 35 branch offices across the country. CIBER's branch office network is integral to its business strategy. Through its branch office network, CIBER can (1) offer a broad range of consulting services on a local basis, (2) respond to changing market demands for IT services through a variety of contacts in many industries and geographic areas and (3) maintain a quality professional staff because of its nationwide reputation and its training programs. CIBER's strategy is to expand its business by building long-term relationships with large-sized clients by providing high quality IT services tailored to meet client needs, with an emphasis on services involving newer technologies. Although the majority of CIBER's work involves custom solutions, newer technologies often involve package software and hardware products. As a result, strategic alliances with software and hardware vendors are becoming increasingly important to CIBER's service offerings. Some of CIBER's current alliance partners include: Cisco Systems; Microsoft; Sun Microsystems; CITRIX; Oracle; IBM; and Palm, among others.

CIBER offers expertise in the following main areas:

o    IT Architecture & Strategy

     o Business strategy and strategy alignment with IT
     o IT strategy, architecture and planning
     o Application integration and architecture
     o Business process analysis/modeling

o    Business Intelligence/Customer Loyalty
     o Strategic requirements, scoping and planning
     o Knowledge discovery/data mining/data warehousing
     o Online analytical processing (OLAP) reporting and services
     o Knowledge management/enterprise business intelligence portals
     o Middleware technology integration
     o Customer relationship management integration

o    Internet Solutions/ "e-business"
     o Commerce and content management
     o Call center integration
     o Internet integration, site design development and enablement

o    Network Infrastructure, Storage and Security
     o Network design/assessment, product evaluation/procurement and implementation
     o Security audits and security policies, hacking prevention, virtual private networks and firewalls
     o Data storage and management

o    Wireless Integration
     o Assessment of readiness
     o Design, development and application integration

o    IT Outsourcing
     o Application maintenance
     o Help desk/client call center
     o Production application hosting and support

CIBER has historically provided most of its services at client locations. In order to address the changing needs of our clients, CIBER currently operates development centers in Denver, Rochester (NY), Atlanta, Kansas City and Harrisburg. These centers deliver web development, web enablement and application development efforts, crossing a variety of platforms and technologies. CIBER's services are provided under both staff supplementation and project engagements. Projects are distinguishable from professional services staff supplementation consulting by the level of responsibility we assume. In a typical project, we assume major responsibilities for the management of the project and/or the design and implementation of specific deliverables based upon client-defined requirements. With professional services staff supplementation engagements, the client generally maintains responsibility for the overall task.

CIBER seeks to be a leader in providing quality services and processes to its clients. Most CIBER branch operations have received ISO 9001 certification. ISO 9001 certification has enhanced CIBER's ability to achieve preferred supplier status from certain larger companies, to satisfy current and prospective clients who insist on a documented quality assurance system and to improve our internal operations by facilitating cost controls and other efficiencies. In addition, branch office support is provided by CIBER's Center for Project Performance, which helps to bid projects, train project managers, implement our proprietary E.ACCELERATION methodology and audit ongoing projects.

DIGITERRA

DigiTerra, Inc. was established as a separate wholly owned subsidiary on April 3, 2000. DigiTerra brought together five acquisitions made by CIBER from 1995 to 1999. These acquired companies had business models that were "package software centric." DigiTerra's services typically involve implementation of package software and integration services. Integration with other IT systems is an important portion of each project that allows the client to obtain an optimized return on the software investment. DigiTerra's customers are typically middle market companies, large divisions of Fortune 2000 companies, governments and higher education institutions. At December 31, 2000, DigiTerra had approximately 750 employees based from 13 offices in the United States and two in Canada.

DigiTerra operates the following service delivery groups:

 o   Enterprise Solutions
 o   Net Solutions
 o   Emerging Solutions
 o   Technology Solutions

Enterprise Solutions implements and integrates traditional enterprise system or "ERP" software packages. Enterprise Solutions continues to represent DigiTerra's core business and is organized on a national basis by practice. Each practice is associated with a specific software package. DigiTerra has formal business alliances with the following "enterprise software" vendors:

o    PeopleSoft
o    J.D. Edwards
o    Oracle
o    SAP
o    Lawson

Enterprise Solutions places significant emphasis on e-business opportunities that "extend the enterprise" to both customers and suppliers. These customer relationship management and supply chain systems allow organizations to use the Internet and create true collaborative commerce. PeopleSoft, Oracle and SAP have web enabled their product offerings to take advantage of these concepts.

Net Solutions represents a new and emerging business area for DigiTerra. This group uses state of the art package software to link customers, suppliers and other external groups to the client's enterprise system. The Net Solutions group also develops strategies for clients that use package software to conduct large volumes of transactions over the Internet with seamless connectivity to their enterprise system. DigiTerra has formal business alliances with the following "e-business package" vendors:

o    Siebel
o    Commerce One
o    RightWorks
o    ArsDigita
o    WebSphere
o    Ariba
o    Frontstep
o    Provia
o    Adexa
o    Onyx

Emerging Solutions is a new group formed in late 2000 to focus on e-Strategy consulting services and the development of services involving new technologies such as broadband and wireless. DigiTerra intends to use this group to evaluate technology advances, develop incubator service groups and ultimately establish new service offerings.

The Technology Solutions group primarily helps to provide mid-range servers and systems hardware. This group complements DigiTerra's consulting services by offering our clients a single source for hardware and services. DigiTerra provides hardware sizing and configurations under formal remarketing agreements with the following equipment manufacturers:

o    IBM
o    Hewlett-Packard
o    Sun Microsystems

SOLUTION PARTNERS

Solution Partners B.V., based in Eindhoven, the Netherlands, provides SAP software implementation consulting and other e-business solutions. Solution Partners is also a reseller of SAP. Solution Partners provides custom-based solutions on various software platforms. With approximately 75 employees, Solution Partners delivers its services in a number of European countries.

WATERSTONE

Waterstone, Inc. (formerly known as Neovation, Inc.) was formed in 2000 by combining CIBER's Interactive Papyrus, Inc. subsidiary with the business operations acquired from Waterstone Consulting, Inc. Waterstone has approximately 150 employees and divides its business into three distinct practices: Digital Media, eBusiness and Technology.

o Digital Media - The Digital Media practice offers clients services for establishing and/or enhancing their Internet presence. Waterstone's wide range of creative services includes Internet marketing and branding, digital strategy assessment, full-service web site design, and usability testing.

o eBusiness - The eBusiness practice puts technology to work for clients in need of leading-edge business process solutions. Working jointly with the Digital Media and Technology practices, the eBusiness practice provides Internet-centric strategic design and implementation services relating to business-to-consumer, business-to-business, supply chain management, customer relationship management and other applications.

o Technology - the Technology practice provides application development, software engineering, process engineering, application architecture, package implementation and systems integration services.

ENSPHERICS

Enspherics, Inc. provides IT security consulting and managed security services. Enspherics has approximately 30 employees. CIBER, Inc. acquired 51% of Enspherics in November 2000. Enspherics deploys a complete security life cycle that includes initial security risk assessment, policy and requirements development, architecture design, system installation and configuration, proof testing (security test and evaluation), security system monitoring and administration, security risk management and subsequent systems modification analysis.

BUSINESS COMBINATIONS

We have expanded our geographic breadth, increased our client base and added to our technical expertise and service offerings through business combinations. Given the highly fragmented nature of the IT services industry, we intend to pursue business combinations as part of our growth and operation strategy, including possible international opportunities. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate personnel and to retain clients of acquired or merged companies. In reviewing potential business combinations, we consider the target company's capabilities in specific technical services, client base, geographic area, expected financial performance, cost, and the abilities of management, sales and recruiting personnel, among other factors. From July 1, 1997 to December 31, 2000, we have completed the following business combinations:

                                                                                             APPROXIMATE
                                                                                           CONSIDERATION,
       DATE               NAME                              MAIN OFFICE                    IN MILLIONS (1)
------------------- --------------------------------------- ------------------------------ ----------------
November 2000       Enspherics, Inc. (2)                    Greenwood Village, Colorado             $2.5
December 1999       Solution Partners B.V.                  Eindhoven, the Netherlands             $16.0
December 1999       Interactive Papyrus, Inc. (3)           Colorado Springs, Colorado              $6.2
November 1999       Software Design Concepts, Inc.          Philadelphia, Pennsylvania             $12.0
October 1999        Waterstone Consulting, Inc.             Chicago, Illinois                      $30.7
October 1999        The Isadore Group, Inc.                 Phoenix, Arizona                       $18.3
April 1999          Digital Software Corporation            Aurora, Colorado                        $6.9
March 1999          Compaid Consulting Services, Inc.       Atlanta, Georgia                       $10.3
February 1999       Business Impact Systems, Inc.           Herndon, Virginia                      $62.2
February 1999       Paradyme HR Technologies Corporation    Columbia, South Carolina                $8.0
February 1999       Integration Software Consultants, Inc.  Philadelphia, Pennsylvania             $34.0
January 1999        York & Associates, Inc.                 St. Paul, Minnesota                    $14.5
January 1999        Paragon Solutions, Inc.                 Pittsburgh, Pennsylvania                $6.9
November 1998       The Doradus Corporation                 Minneapolis, Minnesota                  $4.1
August 1998         The Cushing Group, Inc.                 Nashua, New Hampshire                  $24.1
August 1998         EJR Computer Associates, Inc.           Hoboken, New Jersey                    $36.0
May 1998            The Summit Group, Inc.                  Mishawaka, Indiana                    $133.7
April 1998          Step Consulting, Inc.                   Greensboro, North Carolina              $4.3
March 1998          Computer Resource Associates, Inc.      Harrisburg, Pennsylvania               $17.6
March 1998          Advanced Systems Engineering, Inc.      Aurora, Colorado                       $12.7
November 1997       Techware Consulting, Inc.               Irving, Texas                          $16.4
November 1997       Financial Dynamics, Inc.                McLean, Virginia                       $25.0
October 1997        The Constell Group, Inc.                Elmwood Park, New Jersey               $11.4
October 1997        Bailey & Quinn, Inc.                    Norcross, Georgia                       $3.4
August 1997         SoftwarExpress, Inc. - d/b/a Reliant    Menlo Park, California                 $23.7
                       Integration Services, Inc.
July 1997           KCM Computer Consulting, Inc.           Calverton, Maryland                    $15.3
                                                                                           ----------------
                                                                                                  $556.2

                                                                                           ================

    (1) Approximate consideration includes the value of CIBER common stock issued, the value of certain options for CIBER common stock issued and cash paid or payable (including any recorded additional consideration).
    (2)  CIBER acquired 51% of Enspherics, Inc.
    (3) CIBER acquired 78% of Interactive Papyrus, Inc. (now named Waterstone, Inc. and 99% owned by CIBER at February 28, 2001).

CLIENTS

Our clients consist primarily of Fortune 2000 and middle market companies across most major industries and governmental agencies. These organizations typically have significant IT budgets and/or depend on outside consultants to help achieve their business and IT objectives.

In 2000, our approximate percentage of revenue by client industry was:

Manufacturing                       20%
Finance, banking & insurance        18%
Information technology              16%
Government                          16%
Telecommunications                  13%
Healthcare                           6%
Other                               11%

Certain customers account for a significant portion of our revenues. Our five largest clients represented approximately 14% of our total revenues in 2000 with our largest client accounting for approximately 6% of our revenues. Some of our significant clients include: American Express; City & County of San Francisco; Commonwealth of Pennsylvania; Fidelity Investments; Ford Motor Company; Federal Deposit Insurance Corporation; IBM; Xerox; MCI WorldCom and the U.S. Federal Government. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations. We seek to develop long-term relationships with our clients. Although a typical individual client assignment ranges from three months to 12 months in duration, some of our client relationships have continued for more than 10 years.

SALES FORCE

We maintain a direct sales force of approximately 225 employees at December 31, 2000 who market our services to senior business executives, chief information officers, information systems managers and others who purchase IT services. New client contacts are generated through a variety of methods, including client referrals, trade shows, personal sales calls and direct mailings to targeted clients.

CONSULTANTS

Our future success depends in part on our ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated technology needs of our clients. Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies. Few of our employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant. We have had, and expect to continue to have, difficulty in attracting and retaining an optimal level of qualified consultants. There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully. Because of this, the recruitment of skilled consultants is a critical element to our success. We devote significant resources to meeting our personnel requirements. At January 31, 2001, we had approximately 110 full-time recruiters.

COMPETITION

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly from city to city as well as by the type of service provided.

Our principal competitors include: Cambridge Technology Partners; Computer Horizons; Computer Task Group; Keane; marchFIRST; Renaissance Worldwide; Sapient and Technology Solutions. Many large accounting and consulting firms (such as Deloitte & Touche, KPMG Consulting, EDS, IBM Global Services) also offer services that overlap with some of our services. Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we do. In addition, we must frequently compete with a client's own internal information technology staff. We also compete with Internet professional services firms as well as the service divisions of various software developers. There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

EMPLOYEES

As of December 31, 2000, we had approximately 5,000 employees, including approximately 4,000 billable consultants and approximately 1,000 personnel in administrative positions. Administrative personnel include management, sales representatives, recruiters and other office personnel. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

Our corporate office is located at 5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111, where we have a lease for approximately 38,500 square feet that expires in December 2003. We lease office space at approximately 60 other locations. We believe our facilities are adequate for our current level of operations and that suitable additional or alternative space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

We are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect any of these matters, individually or in the aggregate, will have a material impact on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol "CBR." The table below sets forth, for the periods indicated, the high and low sales price per share of our common stock.

                                                                Low         High
                                                                ---         ----
     Year Ended June 30, 1999
         First Quarter                                         18.25        40.88
         Second Quarter                                        13.31        27.94
         Third Quarter                                         17.88        29.50
         Fourth Quarter                                        16.19        23.38
     Transition Period Ended December 31, 1999
         First Quarter                                         14.94        20.13
         Second Quarter                                        13.75        29.81
     Year Ended December 31, 2000
         First Quarter                                         17.13        27.50
         Second Quarter                                        12.50        21.31
         Third Quarter                                          7.88        13.63
         Fourth Quarter                                         3.88         8.63

The closing price of our common stock on March 16, 2001 was $5.76. As of December 31, 2000, there were approximately 28,000 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business. Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from our consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto, which are included herein.

                                                                                         Six
                                                                                       Months
                                                                                        Ended         Years Ended
                                                      Years Ended June 30,            Dec. 31,       December 31,
IN THOUSANDS, EXCEPT PER SHARE DATA           1996      1997       1998       1999      1999       1999        2000
---------------------------------------- ------------ --------- ----------- --------- ---------- ---------- -----------
OPERATING DATA:
Revenues                                 $   295,965   413,380     576,488   719,661    362,000    741,947    621,534
Amortization of intangible assets        $     1,795     3,087       3,936     7,520      6,754     12,123     14,032
Goodwill impairment and other charges    $       901     1,218       4,538     1,535          -          -     83,768
Operating income (loss)                  $    19,944    33,368      57,868    89,340     29,225     76,657    (56,897)
Net income (loss)                        $    14,781    21,226      36,477    54,495     17,643     46,701    (66,775)
Pro forma net income                     $    12,469    20,423      34,270       n/a        n/a        n/a        n/a
Earnings (loss) per share - basic        $       .28       .43         .67       .98        .31        .81      (1.15)
Earnings (loss) per share - diluted      $       .26       .40         .64       .95        .30        .80      (1.15)
Cash dividends                           $         -         -           -         -          -          -          -
---------------------------------------- -- --------- --------- ----------- --------- ---------- ---------- -----------
Weighted average shares - basic               44,240    47,894      51,355    55,362     57,345     57,377     57,900
Weighted average shares - diluted             47,711    50,613      53,843    57,141     58,496     58,727     57,900
---------------------------------------- -- --------- --------- ----------- --------- ---------- ---------- -----------

BALANCE SHEET DATA:
Working Capital                          $    52,958    70,369     110,703   149,948     77,983     77,983    102,918
Total assets                             $   111,486   165,354     221,785   408,632    422,568    422,568    326,347
Total long-term liabilities              $       460     1,075           -         -      5,355      5,355          -
Total shareholders' equity               $    73,720   117,614     165,844   337,136    342,256    342,256    270,242
Shares outstanding at end of period           46,707    49,547      52,248    58,433     57,697     57,697     56,775

Notes:

o Effective December 31, 1999, we changed our year end from June 30 to December 31.

o All fiscal 1996 to 1998 amounts have been restated to reflect pooling of interests business combinations.

o Goodwill impairment and other charges for the years ended June 30, 1996 to June 30, 1999 consist of merger costs related to pooling of interests business combinations. During the year ended December 31, 2000, we recorded a goodwill impairment charge of $80,773,000 as well as certain other one-time charges (see Note 2 to Consolidated Financial Statements).

o Pro forma net income is after a pro forma adjustment to income tax expense resulting from pooling of interests business combinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE DISCUSSED HEREIN UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO PREDICT OR CONTROL. WE DISCLAIM ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, OUR PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

OVERVIEW

CIBER, Inc. and its subsidiaries DigiTerra, Inc., Solution Partners B.V., Waterstone, Inc. and Enspherics, Inc. provide information technology ("IT") system integration consulting and other services and to a lesser extent, resell certain hardware and software products. Our clients consist primarily of Fortune 2000 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and the Netherlands. At December 31, 2000, we had approximately 5,000 employees. We operate our business as follows: CIBER Operations, DigiTerra, Solution Partners, Waterstone and Enspherics. CIBER Operations refers to the branch offices doing business under the CIBER name. CIBER Operations provides a wide range of IT services and products including project execution, supplemental IT staffing and consulting in leading-edge practice areas such as IT architecture and strategy, business intelligence/customer loyalty, Internet solutions, network infrastructure and security, wireless integration and IT outsourcing. DigiTerra provides package software implementation services ranging from enterprise resource planning (ERP) to supply chain optimization, customer relationship management and e-business components. DigiTerra works with software from PeopleSoft, J.D. Edwards, Oracle, SAP, Lawson, Siebel, Ariba, Rightworks and Commerce One, among others. DigiTerra also provides related hardware sizing and procurement services as an authorized remarketer of certain computer hardware. Solution Partners, located in the Netherlands, provides SAP software implementation consulting and e-business solutions in custom environments. Waterstone provides strategic, technical and creative services including e-business planning, assessments and solutions, customer relationship management, supply chain management, web content development and design and custom integration services. Enspherics provides custom designed IT security solutions to clients who operate in high-risk environments.

We have grown through mergers and acquisitions, as well as through internal growth. For purposes of this Report, the term "acquisition" refers to business combinations accounted for as a purchase and the term "merger" refers to business combinations accounted for as a pooling of interests. Acquisitions result in the recording of goodwill, which we amortize over periods of up to 20 years. Our consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge for costs associated with completing the business combination. Unless the effects are immaterial, our consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. CIBER completed one business combination during the year ended December 31, 2000, five business combinations during the six months ended December 31, 1999 and ten business combinations in each of the fiscal years ended June 30, 1999 and 1998. As a result of a sale of stock to new investors by our former subsidiary, Agilera, Inc., effective January 1, 2000, we no longer consolidate the accounts of Agilera. (See Note 5 to Consolidated Financial Statements.)

Other revenues include sales of computer hardware products, commissions on computer hardware and software product sales and software license and maintenance fees. We sold our software business in September 1999.

Effective December 31, 1999, we changed our year end from June 30 to December
31. As used herein, the term fiscal year refers to our fiscal year ended June
30.

The following table sets forth certain items from our consolidated statements of operations, expressed as a percentage of revenues:

                                                                      Six Months
                                                  Years Ended            Ended            Years Ended
                                                   June 30,          December 31,         December 31,
                                               1998        1999          1999          1999         2000
                                            ----------- ------------ -------------- ----------- -------------
Revenues                                        100.0%      100.0%       100.0%         100.0%      100.0%
                                            ----------- ------------ -------------- ----------- -------------
Gross margin                                     34.9%       35.6%        33.1%          34.6%       32.1%
Selling, general and administrative expenses     23.4        21.9         23.2           22.6        25.5
                                            ----------- ------------ -------------- ----------- -------------
  Operating income before amortization
     and goodwill impairment and other
     charges                                     11.5        13.7          9.9           12.0         6.6
Amortization of intangible assets                  .7         1.1          1.8            1.7         2.3
Goodwill impairment and other charges              .8          .2          -              -          13.5
                                            ----------- ------------ -------------- ----------- -------------
   Operating income (loss)                       10.0        12.4          8.1           10.3        (9.2)
Interest and other income, net                     .3          .4           .4             .4          .2
                                            ----------- ------------ -------------- ----------- -------------
   Income (loss) before income taxes             10.3        12.8          8.5           10.7        (9.0)
Income tax expense                                4.0         5.2          3.6            4.4         1.7
                                            ----------- ------------ -------------- ----------- -------------
   Net income (loss)                              6.3%        7.6%         4.9%           6.3%      (10.7)%
                                            =========== ============ ============== =========== =============

  Pro forma net income (1)                        5.9%
                                            ===========

(1) Includes the effects of pro forma adjustments to income tax expense as a result of merged companies.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues decreased 16% to $621.5 million for the year ended December 31, 2000 from $741.9 million for the year ended December 31, 1999. This represents a 16% decrease in consulting services revenues and a decrease in other revenues. Other revenues decreased to $35.1 million for the year ended December 31, 2000 from $43.6 million for the year ended December 31, 1999 due to decreased hardware sales and reduced software revenues. CIBER Operations revenues decreased 16% while DigiTerra revenues decreased 23%, when compared to last year. CIBER Operations accounted for approximately 74% of revenues in 2000 and 1999. DigiTerra revenues decreased to approximately 23% of revenues for the year ended December 31, 2000 from 26% in 1999. Our other businesses accounted for approximately 3% of revenues for the year ended December 31, 2000 compared to less than 1% in 1999. The majority of revenues from our other businesses in 2000 came from Waterstone and Solution Partners, which we acquired late in 1999, and therefore 1999 included revenue for fewer than 12 months.

During 2000, there continued to be an industry-wide shift in IT spending, principally resulting from the resolution of the Y2K issue and ERP curtailments. Many companies reduced IT expenditures beginning mid-1999 due to completion of Y2K and ERP specific projects and a general tendency to minimize new IT initiatives during the end of 1999. This adversely impacted us, particularly in our mainframe staffing and ERP related service offerings. There was a significant industry trend towards new IT services driven by the Internet and increased bandwidth availability. These new services include web-designed, e-business technologies, customer relationship management ("CRM") and supply chain software, wireless integration, among others. We have focused more of our efforts to deliver these newer IT services. These efforts include new alliances with independent software vendors, such as Commerce One and Siebel, and the realignment of our professional and sales personnel towards a greater focus on new technology services. In addition, commencing in the Spring of 2000, the IT services industry was negatively impacted by the shift in investor sentiment away from development and early stage dot.com businesses. As a result, industry demand for IT services by dot.com companies decreased significantly. This has lead to greater competition within the IT services industry.

Gross margin percentage decreased to 32.1% of revenues for the year ended December 31, 2000 from 34.6% of revenues for the year ended December 31, 1999. This decrease is due to declining gross margins on consulting services offset partially by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff. CIBER Operations gross margin on consulting services declined to 29.8% for the year ended December 31, 2000 from 30.9% in 1999, while DigiTerra consulting gross margin declined to 34.7% in 2000 from 44.1% in 1999. Gross margin percentage on other revenues increased due to decreased sales of lower margin computer hardware products.

Selling, general and administrative expenses ("SG&A") decreased to $158.6 million for the year ended December 31, 2000 from $167.6 million in 1999, while as a percentage of sales, SG&A increased to 25.5% for the year ended December 31, 2000 from 22.6% in 1999. This reflects the semi-fixed nature of SG&A. We also incurred additional SG&A in 2000 related to new marketing and branding initiatives as well as costs to prepare DigiTerra to be a stand-alone entity. As our focus continues to shift to more solutions-oriented and project work, SG&A is expected to increase as a percentage of sales and partially offset the expected higher gross margins on such work.

Amortization of intangible assets increased to $14.0 million for the year ended December 31, 2000 from $12.1 million for the year ended December 31, 1999. This increase was due to the additional intangible assets resulting from acquisitions during the past year, partially offset by the effects of the goodwill write-down in the September 2000 quarter.

Goodwill impairment and other charges of $83.8 million were incurred during the year ended December 31, 2000. We recorded a goodwill impairment charge of $80.8 million during the quarter ended September 30, 2000 to write-down the goodwill associated with certain acquisitions. This charge represents the amount required to write-down the goodwill to our best estimate of the future discounted cash flows of these operations. The other charges are comprised of $1.3 million of severance costs resulting from involuntary terminations related to personnel realignment, $975,000 for an asset write-down, and $720,000 of professional fees resulting from our planned spinoff of DigiTerra. Subject to Board approval and a favorable tax ruling from the IRS, as well as favorable market conditions, we expect to complete the spinoff of DigiTerra to our shareholders in 2001. We also expect to incur additional costs in 2001 in connection with our plan to spinoff DigiTerra.

Net other income, including interest income and interest expense, decreased to $1.0 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. Other income in 2000 includes gains of $504,000 from sales of investments and other income in 1999 includes a gain of $827,000 on the sale of our LogisticsPRO software business. The fluctuations in interest income and expense are the result of changes in our average cash balance invested or amounts borrowed under our line of credit.

Tax expense of $10.9 million was recorded during the year ended December 31, 2000 even though a pre-tax loss was reported. Tax expense was recorded for the year ended December 31, 2000 because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions. Excluding the effects of the goodwill impairment charge, our effective tax rate would have been approximately 50.8% in 2000 as compared to 41.2% for the year ended December 31, 1999. Tax expense for 2000 also reflects the effects of increased non-deductible goodwill amortization, increased other non-deductible expenses and increased state income taxes.

SIX MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

Our total revenues increased 7% to $362.0 million for the six months ended December 31, 1999 from $339.7 million for the six months ended December 31, 1998. This represents a 13% increase in consulting services revenues offset by a decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $20.9 million for the six months ended December 31, 1999 from $36.6 million for the same period of 1998. Of the 13% increase in consulting services revenues, approximately 12% was due to revenues from acquired businesses and approximately 1% was due to organic growth of existing operations. CIBER operations consulting revenues increased 4.6%, while DigiTerra consulting revenues increased 34.0%. DigiTerra consulting revenues increased to approximately 26% of total consulting revenues for the six months ended
December 31, 1999 from 22% in the same period of 1998.

Gross margin percentage decreased to 33.1% of revenues for the six months ended December 31, 1999 from 35.3% of revenues for the same period of 1998. This decrease was due to declining gross margins on consulting services offset by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff. CIBER Operations gross margin on consulting services declined to 29.5% for the six months ending December 31, 1999 from 33.0% for the same period of 1998, while DigiTerra consulting gross margin declined to 41.5% from 46.1% for the same period of 1998. Gross margin on other revenues increased due to decreased sales of lower margin computer hardware products.

Selling, general and administrative expenses were 23.2% of revenues for the six months ended December 31, 1999 compared to 21.9% of revenues for the same period of 1998. This increase was due primarily to additional costs incurred for new programs implemented to position us for future growth, including the addition of senior and executive management team members, branding and marketing initiatives, and internal systems development.

Amortization of intangible assets increased to $6.8 million for the six months ended December 31, 1999 from $2.2 million for the same period of 1998. This increase was due to the additional intangible assets resulting from acquisitions.

No other charges were incurred during the six months ended December 31, 1999, while merger costs of $1.5 million, primarily transaction related broker and professional costs related to pooling of interests business combinations, were incurred during the six months ended December 31, 1998.

Interest income decreased to $920,000 for the six months ended December 31, 1999 from $1.3 million for the same period of 1998 due to decreased average cash balances available for investment. Interest expense was $190,000 for the six months ended December 31, 1999, while no interest expense was incurred during the same period of 1998. This increase was due to borrowings under our line of credit during the six months ended December 31, 1999. Included in other income for the six months ended December 31, 1999 is an $827,000 gain on the sale of our LogisticsPRO software business.

Our effective tax rate for the six months ended December 31, 1999 was 42.6% compared to 41.2% for the same period of 1998. Our effective tax rate for the six months ended December 31, 1999 increased due to increased nondeductible amortization resulting from certain acquisitions.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

Total revenues increased 24.8% to $719.7 million in fiscal 1999 from $576.5 million in fiscal 1998. This represents a 27.8% increase in consulting revenues offset by a decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $59.3 million in fiscal 1999 from $59.8 million in fiscal 1998. The increase in consulting revenues was derived primarily from an increase in hours billed and, to a lesser extent, an increase in average billing rates.

Of the 27.8% increase in consulting revenues for fiscal 1999 in comparison to fiscal 1998, approximately 9% was due to revenues from acquired businesses or immaterial poolings of interests and approximately 19% was due to organic growth of existing operations. Organic growth for fiscal 1999 was driven by a strong demand for ERP implementation services and was lessened, to some extent, due to declining direct Year 2000 service revenues. CIBER Operations consulting revenues increased 20.9%, while DigiTerra consulting revenues increased 59.0%. DigiTerra consulting revenues increased to approximately 24% of total consulting revenues in fiscal 1999 from 19% in 1998.

Gross margin percentage improved to 35.6% of revenues in fiscal 1999 from 34.9% in fiscal 1998. This improvement was due to improved gross margins on both consulting services and other revenues. Gross margins on consulting services increased as a larger percentage of our revenues were derived from higher margin solutions-oriented and project work. DigiTerra consulting margins improved to 46.4% in fiscal 1999 from 44.9% in 1998, which was offset somewhat by a decline in CIBER Operations consulting margin to 32.6% in 1999 from 33.4% in 1998.

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

Other charges of $1.5 million in fiscal 1999 and $4.5 million in fiscal 1998 represent merger costs, which are primarily transaction-related broker and professional costs resulting from pooling of interests business combinations.

Interest income, net of interest expense, increased to $2.6 million in fiscal 1999 from $1.5 million in fiscal 1998 due to increased average cash balances available for investment and the elimination of borrowings of certain merged companies.

Including the effects of pro forma adjustments to income tax expense, if any, our effective tax rates for fiscal 1999 and 1998 were 40.8% and 42.3%, respectively. The effective tax rate for fiscal 1999 decreased due to reduced nondeductible merger costs in fiscal 1999 compared to fiscal 1998, which was partially offset by increased nondeductible amortization resulting from fiscal 1999 acquisitions. The pro forma adjustment to income tax expense in fiscal 1998 reflects the exclusion of the one-time income tax effects related to changes in the tax status of certain merged companies and imputes income tax expense for S corporation operations that were not subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had $102.9 million of working capital and a current ratio of 2.9:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

In June 1999, our Board of Directors authorized the repurchase of up to 5,888,000 shares (10%) of our common stock. As of December 31, 2000, we have purchased 4,680,000 shares for $59,560,000 under this program. We may use significant amounts of cash for the repurchase of our stock or to acquire other businesses. As a result, we may borrow to finance such activities. Future borrowings may include bank, private or public debt.

Net cash provided by operating activities was $26.2 million and $63.4 million in fiscal 1998 and 1999, respectively, $28.7 million for the six months ended December 31, 1999, and $62.9 million and $36.5 million for the years ended December 31, 1999 and 2000, respectively. The decrease in 2000 primarily reflects reduced income, excluding the non-cash goodwill impairment charge. Accounts receivable totaled $127.2 million at December 31, 2000 compared to $139.4 million at December 31, 1999. Accounts receivable days sales outstanding ("DSO") was 80 days at December 31, 2000.

Net cash used in investing activities was $11.2 million and $40.5 million in fiscal 1998 and 1999, respectively, $67.3 million for the six months ended December 31, 1999, and $99.3 million and $11.2 million during the years ended December 31, 1999 and 2000, respectively. We used cash for acquisitions of $351,000 and $26.5 million during fiscal 1998 and 1999, respectively, $60.1 million during the six months ended December 31, 1999, and $82.5 million and $16.2 million during the years ended December 31, 1999 and 2000, respectively. In 2000, we received $9.9 million from Agilera as repayment of advances. We purchased property and equipment of $11.7 million and $14.0 million during fiscal 1998 and 1999, respectively, $7.2 million during the six months ended December 31, 1999, and $16.8 million and $8.5 million during the years ended December 31, 1999 and 2000, respectively. Purchases of property and equipment have decreased in 2000 because we made a number of significant purchases in 1999 related to back office systems, technology infrastructure and facility expansion.

Net cash provided by (used in) financing activities was ($4.9 million) and $1.8 million in fiscal 1998 and 1999, respectively, ($20.5 million) in the six months ended December 31, 1999, and ($22.9 million) and $8.9 million during the years ended December 31, 1999 and 2000, respectively. We obtained net cash proceeds from employee stock purchases and options exercised of $5.8 million and $14.8 million in fiscal 1998 and 1999, respectively, $10.9 million in the six months ended December 31, 1999, and $19.7 million and $10.9 million during the years ended December 31, 1999 and 2000, respectively. We purchased 706,000 shares of treasury stock for $13.0 million during fiscal 1999, 2,255,000 shares for $36.7 million during the six months ended December 31, 1999, 2,860,000 shares for $47.9 million and 1,925,000 shares for $14.1 million during the years ended December 31, 1999 and 2000, respectively. We have reissued some of the treasury shares under our stock plans and in connection with acquisitions.

We have a $35 million unsecured revolving line of credit with a bank. There were no outstanding borrowings under this bank line of credit at December 31, 2000 and June 30, 1999. At December 31, 1999, there was $5,355,000 outstanding under this line of credit. Outstanding borrowings bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 2%. The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $20 million. The credit agreement expires on July 1, 2001. We expect, although there can be no assurance, to be able to renew this line of credit on similar terms.

SEASONALITY

We experience a moderate amount of seasonality. Typically, operating income as a percentage of revenues is lowest in the fourth quarter of each calendar year because more holidays and vacations are taken at that time of year resulting in fewer hours billed in that period.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Included in this Report and elsewhere from time to time in other written reports and oral statements, including but not limited to, the Annual Report to Shareholders, quarterly shareholder letters, news releases and investor presentations, are forward-looking statements about our business strategies, market potential, future financial performance and other matters which reflect our current expectations. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. We disclaim any intent or obligation to update publicly such forward-looking statements. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including, without limitation, those set forth below.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION - As an integral part of our business strategy, we intend to continue to expand by acquiring information technology businesses. We regularly evaluate potential business combinations and aggressively pursue attractive transactions. From July 1, 1997 through December 31, 2000, we completed 26 business combinations. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to successfully integrate the acquired business with our organization and culture. Business combinations involve numerous risks, including: the ability to manage geographically remote operations; the diversion of management's attention from other business concerns; risks of losing clients and employees of the acquired business and the risks of entering markets in which we have limited or no direct experience. There can be no assurance we will be able to acquire additional business, or that any business combination will result in benefits to us. In addition, we may open new offices in attractive markets with our own personnel. Many of our branch offices were originally start-up operations. Not all branch offices, whether start-up or acquired, have been successful. There can be no assurances that we will be able to successfully start up, identify, acquire, or integrate future successful branch office operations.

ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS - Our future success depends in part on our ability to attract and retain adequately trained personnel who can address the changing and increasingly sophisticated technology needs of our clients. Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies. Few of our employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant. We have had, and expect to continue to have, difficulty in attracting and retaining an optimal level of qualified consultants. There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully.

DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS -Our five largest clients accounted for 14% of our revenues in 2000 with our largest client accounting for 6% of revenues. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to 12 months, however, many of our client relationships have continued for many years. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. In addition, under many contracts, clients may reduce their use of our services under such contract without penalty. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have a significant relationship with PeopleSoft as an implementation partner. Approximately 8% of our revenues are from services related to PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive, or if we should lose our "implementation partner" status with PeopleSoft, we could suffer a material adverse effect. We have other similar relationships and strategic alliances with other technology vendors. The sudden loss of any significant relationship or substantial decline in demand for their products could also adversely affect us.

MANAGEMENT OF A RAPIDLY CHANGING BUSINESS - Our market is characterized by rapidly changing technologies, such as the evolution of the Internet, frequent new product and service introductions and evolving industry standards. If we cannot keep pace with these changes, our business could suffer. Our success depends, in part, on our ability to develop service offerings that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. Our success will also depend on our ability to develop and implement ideas for the successful application of existing and new technologies. We may not be successful in addressing these developments on a timely basis or our ideas may not be successful in the marketplace. Products and technologies developed by our competitors may also make our services or product offerings less competitive or obsolete.

PROJECT RISKS - We provide and intend to continue to provide project services to our clients. Projects are distinguishable from CIBER's professional services staff supplementation contracts by the level of responsibility we assume. With professional services staff supplementation contracts, our clients generally maintain responsibility for the overall tasks. In a typical project, we assume major responsibilities for the management of the project and/or the design and implementation of specific deliverables based upon client-defined requirements. As our project engagements become larger and more complex and must be completed in shorter time frames, it becomes more difficult to manage the project and the likelihood of any mistake increases. In addition, our projects often involve applications that are critical to our client's business. Our failure to timely and successfully complete a project and meet our client's expectations could have a material adverse effect on our business, results of operations or financial condition. Such adverse effects may include delayed or lost revenues, additional services being provided at no charge and a negative impact to our reputation. In addition, claims for damages may be brought against us, regardless of our responsibility, and our insurance may not be adequate to cover such claims. Our contracts generally limit our liability for damages that may arise in rendering our services. However, we cannot be sure these contractual provisions will successfully protect us from liability if we are sued.

We sometimes undertake projects on a fixed-fee basis or cap the amount of fees we may bill on a time and materials basis. Any increased or unexpected costs or unanticipated delays could make such projects less profitable or unprofitable and could have a material adverse effect on our business, results of operations and financial condition.

COMPETITION - We operate in a highly competitive industry. We believe that we currently compete principally with IT and Internet professional services firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

INTERNET GROWTH AND USAGE - Our business is dependent upon continued growth of the use of the Internet by our clients and prospective clients as well as their customers and suppliers. If Internet usage and commerce conducted over the Internet does not continue to grow, the demand for our services may decrease and, as a result, our revenues would decline. Capacity constraints of the Internet, unless resolved, could impede further growth of Internet usage. In addition, any laws and regulations relating to the Internet that are adopted by governments in the United States or abroad that could reduce growth or usage of the Internet as a commercial medium may impact our business. We cannot predict how any such government regulations may affect our business. However, if such regulations were to result in a decrease in the demand for our services, they could have a material adverse effect on our business, results of operations and financial condition.

INTERNATIONAL EXPANSION - We expect to expand our international operations. We currently have offices in Toronto and Vancouver, Canada and Eindhoven, the Netherlands. We have limited experience in marketing, selling and providing our services internationally. International operations are subject to political and economic uncertainties, fluctuations in foreign currency exchange rates and new tax and legal requirements. Other risks inherent in international operations include managing geographically distant locations and customers, employees speaking different languages and different cultural approaches to the conduct of business. If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS - Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly revenues or operating results generally include: costs relating to the expansion of our business; the extent and timing of business acquisitions; our ability to obtain new and follow-up on client engagements; the timing of assignments from customers; our consultant utilization rate (including our ability to transition employees quickly from completed assignments to new engagements); the seasonal nature of our business due to variations in holidays and vacation schedules; the introduction of new services by us or our competitors; price competition or price changes and our ability to manage costs and economic and financial conditions specific to our clients. Quarterly sales and operating results can be difficult to forecast, even in the short term. Due to all of the foregoing factors, it is possible that our revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of security analysts or investors. In such event, the price of our common stock would likely be materially adversely affected.

PRICE VOLATILITY - The market price of our common stock could be subject to significant fluctuations in response to: variations in quarterly operating results; changes in earnings estimates by securities analysts; any differences between our reported results and securities analysts' expectations; general economic, financial and other factors; and market conditions that can affect the capital markets. In addition, reaction to announcements made by us or by our competitors, such as new contracts or service offerings, acquisitions or strategic investments may impact our stock price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from foreign currency fluctuations and changes in interest rates on any borrowings we may have. We currently do not use derivative financial or commodity instruments.

FOREIGN EXCHANGE. We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. During the year ended December 31, 2000, approximately 2% of our total revenues was attributable to foreign operations. CIBER does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. We believe that our exposure to foreign currency exchange risk at December 31, 2000 is not material.

INTEREST RATES. We have a $35 million revolving line of credit with a bank. There were no outstanding borrowings under this bank line of credit at December 31, 2000. The interest rate on the line of credit is based on LIBOR, plus 2%. Therefore, as LIBOR fluctuates, we would experience changes in interest expense related to any outstanding borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of June 30, 1999, December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 1999, the six-month period ended December 31, 1999 and the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of June 30, 1999, December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999, the six-month period ended December 31, 1999 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                              KPMG LLP

Denver, Colorado
February 8, 2001

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  SIX MONTHS
                                                          YEARS ENDED                ENDED                YEARS ENDED
                                                           JUNE 30,              DECEMBER 31,             DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                   1998           1999            1999             1999            2000
                                                  -------------  -------------  ----------------  --------------   ------------
                                                                                                  (unaudited)
Consulting services                                $516,692       $660,384         $341,123        $698,354         $586,481
Other revenues                                       59,796         59,277           20,877          43,593           35,053
                                                  -----------------------------------------------------------------------------
    Total revenues                                  576,488        719,661          362,000         741,947          621,534
                                                  -----------------------------------------------------------------------------

Cost of consulting services                         332,356        423,131          229,853         458,324          401,359
Cost of other revenues                               43,150         40,176           12,239          27,194           20,719
Selling, general and administrative expenses        134,640        157,959           83,929         167,649          158,553
Amortization of intangible assets                     3,936          7,520            6,754          12,123           14,032
Goodwill impairment and other charges                 4,538          1,535                -               -           83,768
                                                  -----------------------------------------------------------------------------
    Operating income (loss)                          57,868         89,340           29,225          76,657          (56,897)
Interest income                                       1,767          2,640              920           2,230            1,093
Interest expense                                       (232)             -             (190)           (190)            (436)
Other income, net                                         -              -              778             778              381
                                                  -----------------------------------------------------------------------------
    Income (loss) before income taxes                59,403         91,980           30,733          79,475          (55,859)
Income tax expense                                   22,926         37,485           13,090          32,774           10,916
                                                  -----------------------------------------------------------------------------
    Net income (loss)                               $36,477        $54,495          $17,643         $46,701         $(66,775)
                                                  =============================================================================

Pro forma information (unaudited) (Note 1(k)):
    Historical net income                           $36,477
    Pro forma adjustment to income tax expense       (2,207)
                                                  -------------
    Pro forma net income                            $34,270
                                                  =============

Earnings (loss) per share - basic                     $0.67          $0.98            $0.31           $0.81           $(1.15)

Earnings (loss) per share - diluted                   $0.64          $0.95            $0.30           $0.80           $(1.15)

Weighted average shares - basic                      51,355         55,362           57,345          57,377           57,900

Weighted average shares - diluted                    53,843         57,141           58,496          58,727           57,900


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,                  DECEMBER 31,
IN THOUSANDS, EXCEPT SHARE DATA                                           1999               1999               2000
                                                                     ----------------  ------------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  61,951         $   2,858           $  19,193
  Accounts receivable, net                                                150,976           139,418             127,217
  Prepaid expenses and other current assets                                 5,602             7,595               5,689
  Income taxes refundable                                                       -                 -               2,775
  Deferred income taxes                                                     2,915             2,960               2,538
                                                                     -----------------------------------------------------
     Total current assets                                                 221,444           152,831             157,412
                                                                     -----------------------------------------------------

Property and equipment, at cost                                            47,997            55,510              55,388
Less accumulated depreciation and amortization                            (22,866)          (26,947)            (30,082)
                                                                     -----------------------------------------------------
     Net property and equipment                                            25,131            28,563              25,306
                                                                     -----------------------------------------------------

Intangible assets, net                                                    157,012           233,975             137,057
Deferred income taxes                                                       1,694             1,773               3,173
Other assets                                                                3,351             5,426               3,399
                                                                     -----------------------------------------------------
     Total assets                                                       $ 408,632         $ 422,568           $ 326,347
                                                                     =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  13,502         $  18,102           $  17,092
  Acquisition costs payable                                                 2,098            15,268               3,134
  Accrued compensation and payroll taxes                                   36,845            31,841              24,342
  Deferred revenues                                                         3,850               874                 528
  Other accrued expenses and liabilities                                    8,020             4,945               8,826
  Income taxes payable                                                      7,181             3,751                 572
  Deferred income taxes                                                         -                67                   -
                                                                     -----------------------------------------------------
     Total current liabilities                                             71,496            74,848              54,494
Bank line of credit                                                             -             5,355                   -
                                                                     -----------------------------------------------------
     Total liabilities                                                     71,496            80,203              54,494
                                                                     -----------------------------------------------------
Minority interest                                                               -               109                 836
Contingent redemption value of put options                                      -                 -                 775
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, no shares issued                                               -                 -                   -
  Common stock, $0.01 par value, 100,000,000 shares
     authorized, 58,933,000, 59,414,000 and 59,579,000 shares
     issued                                                                   589               594                 596
  Additional paid-in capital                                              222,652           230,615             229,732
  Retained earnings                                                       122,607           139,312              70,098
  Accumulated other comprehensive loss                                          -                 -              (1,470)
  Treasury stock, 500,000, 1,717,000 and 2,804,000 shares, at cost         (8,712)          (28,265)            (28,714)
                                                                     -----------------------------------------------------
     Total shareholders' equity                                           337,136           342,256             270,242
                                                                     -----------------------------------------------------
     Total liabilities and shareholders' equity                         $ 408,632         $ 422,568           $ 326,347
                                                                     =====================================================


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                                 ADDITIONAL                 OTHER                      TOTAL
                                                COMMON STOCK      PAID-IN    RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDER'S
IN THOUSANDS                                  SHARES    AMOUNT    CAPITAL    EARNINGS        LOSS         STOCK       EQUITY
                                              ------    ------    -------    --------        ----         -----       ------
BALANCES AT JUNE 30, 1997                      49,547      $495   $ 73,040    $44,079       $    -       $      -    $117,614
Note payable paid with stock                       51         1      1,105          -            -              -       1,106
Employee stock purchases and options
     exercised                                  1,407        14      5,752          -            -              -       5,766
Acquisition consideration                          96         1      1,150          -            -              -       1,151
Immaterial poolings of interests                1,145        11        347      1,834            -              -       2,192
Tax benefit from exercise of stock options          -         -      9,149          -            -              -       9,149
Termination of S corporation tax status of
     merged company                                 -         -      3,287     (3,287)           -              -           -
Stock compensation expense                          2         -         59          -            -              -          59
Net income                                          -         -          -     36,477            -              -      36,477
Distributions by merged companies                   -         -          -     (7,670)           -              -      (7,670)
                                             --------- --------- ----------- ---------- --------------- ---------- --------------
BALANCES AT JUNE 30, 1998                      52,248       522     93,889     71,433            -              -     165,844
Employee stock purchases and options
     exercised                                  1,435        14     14,738     (3,225)           -          3,225      14,752
Acquisition consideration                       4,286        43    106,492        (96)           -          1,049     107,488
Immaterial pooling of interests                   961        10        806          -            -              -         816
Tax benefit from exercise of stock options          -         -      5,499          -            -              -       5,499
Stock compensation expense                          3         -        395          -            -              -         395
Stock options exchanged for compensation            -         -        833          -            -              -         833
Net income                                          -         -          -     54,495            -              -      54,495
Purchases of treasury stock                         -         -          -          -            -        (12,986)    (12,986)
                                             --------- --------- ----------- ---------- --------------- ---------- --------------
BALANCES AT JUNE 30, 1999                      58,933       589    222,652    122,607            -         (8,712)    337,136
Employee stock purchases and options
     exercised                                    457         4      4,485       (923)           -          7,326      10,892
Acquisition consideration                           -         -      1,590        (15)           -          9,850      11,425
Tax benefit from exercise of stock options          -         -      1,664          -            -              -       1,664
Stock compensation expense                         24         1        224          -            -              -         225
Net income                                          -         -          -     17,643            -              -      17,643
Purchases of treasury stock                         -         -          -          -            -        (36,729)    (36,729)
                                             --------- --------- ----------- ---------- --------------- ---------- --------------
BALANCES AT DECEMBER 31, 1999                  59,414       594    230,615    139,312            -        (28,265)    342,256
                                             --------- --------- ----------- ---------- --------------- ---------- --------------
Net loss                                            -         -          -    (66,775)           -              -     (66,775)
Unrealized loss on investments, net of
     tax of $353,000                                -         -          -          -         (529)             -        (529)
Foreign currency translation                        -         -          -          -         (941)             -        (941)
                                                                                                                   --------------
    Comprehensive loss                                                                                                (68,245)
Employee stock purchases and options
     exercised                                    160         2       (313)    (2,439)           -         13,670      10,920
Gain on sale of stock by subsidiary                 -         -         71          -            -              -          71
Tax benefit from exercise of stock options          -         -        389          -            -              -         389
Sales and settlement of put options                 -         -       (444)         -            -              -        (444)
Contingent liability for put options                -         -       (775)         -            -              -        (775)
Stock compensation expense                          5         -        189          -            -              -         189
Purchases of treasury stock                         -         -          -          -            -        (14,119)    (14,119)
                                             --------- --------- ----------- ---------- --------------- ---------- --------------
BALANCES AT DECEMBER 31, 2000                  59,579      $596   $229,732    $70,098       $(1,470)     $(28,714)   $270,242
                                             ========= ========= =========== ========== =============== ========== ==============


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS
                                                                   YEARS ENDED            ENDED            YEARS ENDED
                                                                    JUNE 30,          DECEMBER 31,        DECEMBER 31,
IN THOUSANDS                                                    1998         1999         1999          1999         2000
                                                            ------------------------------------------------------------------
OPERATING ACTIVITIES:                                                                               (unaudited)
  Net income (loss)                                            $36,477      $54,495      $17,643       $46,701     $(66,775)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Goodwill impairment charge                                       -            -            -             -       80,773
    Depreciation                                                 5,532        7,590        4,443         8,809        9,190
    Amortization of intangible assets                            3,936        7,520        6,754        12,123       14,032
    Deferred income taxes                                       (4,672)      (2,049)         (77)          516         (716)
    Other, net                                                      48          395         (598)         (240)        (782)
    Changes in operating assets and liabilities,
     net of the effect of acquisitions:
      Accounts receivable                                      (35,442)     (17,789)      17,295        12,953       10,881
      Other current and long-term assets                        (4,454)         416       (3,968)       (4,801)      (2,103)
      Accounts payable                                          (2,072)       1,782        4,420          (896)         850
      Accrued compensation and payroll taxes                     6,610        9,212       (7,446)         (115)      (7,045)
      Deferred revenues                                          2,034         (247)      (1,760)       (1,370)         147
      Other accrued expenses and liabilities                     3,402       (4,211)      (5,782)       (9,974)       3,563
      Income taxes payable/refundable                           14,783        6,252       (2,227)         (774)      (5,565)
                                                            ------------------------------------------------------------------
       Net cash provided by operating activities                26,182       63,366       28,697        62,932       36,450
                                                            ------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                          (11,665)     (13,972)      (7,218)      (16,825)      (8,474)
  Acquisitions, net of cash acquired                              (351)     (26,500)     (60,090)      (82,452)     (16,184)
  Repayment of advances to Agilera                                   -            -            -             -        9,908
  Collection of note receivable                                      -            -            -             -        2,000
  Purchases of investments                                        (905)           -            -             -         (463)
  Sales of investments                                           1,695            -            -             -        2,001
                                                            ------------------------------------------------------------------
       Net cash used in investing activities                   (11,226)     (40,472)     (67,308)      (99,277)     (11,212)
                                                            ------------------------------------------------------------------

FINANCING ACTIVITIES:
  Employee stock purchases and options exercised                 5,766       14,752       10,892        19,660       10,920
  Sale of stock by subsidiary                                        -            -            -             -          123
  Proceeds from sale of put options                                  -            -            -             -          692
  Cash settlement of put options                                     -            -            -             -       (1,136)
  Net (payments) borrowings on bank lines of credit             (1,985)           -        5,355         5,355       (5,355)
  Borrowings on notes payable                                      247            -            -             -            -
  Payments on notes payable                                     (2,650)           -            -             -            -
  Purchases of treasury stock                                        -      (12,986)     (36,729)      (47,920)     (14,119)
  Distributions by merged companies                             (6,300)           -            -             -            -
                                                            ------------------------------------------------------------------
       Net cash (used in) provided by financing activities      (4,922)       1,766      (20,482)      (22,905)      (8,875)
                                                            ------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                      -            -            -             -          (28)
       Net increase (decrease) in cash and cash equivalents     10,034       24,660      (59,093)      (59,250)      16,335
Cash and cash equivalents, beginning of period                  27,257       37,291       61,951        62,108        2,858
                                                            ------------------------------------------------------------------
Cash and cash equivalents, end of period                       $37,291      $61,951       $2,858       $ 2,858      $19,193
                                                            ==================================================================


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) NATURE OF OPERATIONS

CIBER, Inc. and its subsidiaries DigiTerra, Inc., Solution Partners B.V., Waterstone, Inc. and Enspherics, Inc. provide information technology ("IT") system integration consulting and other services and to a lesser extent, resell certain hardware and software products. Our clients consist primarily of Fortune 2000 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and the Netherlands. At December 31, 2000, we had approximately 5,000 employees. We operate our business as follows: CIBER Operations, DigiTerra, Solution Partners, Waterstone and Enspherics. CIBER Operations refers to the branch offices doing business under the CIBER name. CIBER Operations provides a wide range of IT services and products including project execution, supplemental IT staffing and consulting in leading-edge practice areas such as IT architecture and strategy, business intelligence/customer loyalty, Internet solutions, network infrastructure and security, wireless integration and IT outsourcing. DigiTerra provides package software implementation services ranging from enterprise resource planning (ERP) to supply chain optimization, customer relationship management and e-business components. DigiTerra works with software from PeopleSoft, J.D. Edwards, Oracle, SAP, Lawson, Siebel, Ariba, Rightworks and Commerce One, among others. DigiTerra also provides related hardware sizing and procurement services as an authorized remarketer of certain computer hardware. Solution Partners, located in the Netherlands, provides SAP software implementation consulting and e-business solutions in custom environments. Waterstone (formerly known as Neovation, Inc.) was formed in 2000 by combining our Interactive Papyrus, Inc. subsidiary with the business operations we acquired from Waterstone Consulting, Inc. Waterstone provides strategic, technical and creative services including e-business planning, assessments and solutions, customer relationship management, supply chain management, web content development and design and custom integration services. Enspherics provides custom designed IT security solutions to clients who operate in high-risk environments.

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CIBER, Inc. and all wholly owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated. Agilera, Inc. was consolidated with us through December 31, 1999 (see Note 5).

(c) CHANGE IN FISCAL YEAR END AND INTERIM FINANCIAL INFORMATION

We changed our year end to December 31 from June 30, effective December 31, 1999.

Unaudited consolidated statements of operations and cash flows for the year ended December 31, 1999 have been included in the accompanying consolidated financial statements for comparative purposes.

(d) CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds of $19,601,000 and investment grade commercial paper of $33,213,000 at June 30, 1999, and money market funds of $11,752,000 at December 31, 2000. There were no cash equivalents at December 31, 1999.

(e) INVESTMENTS

Investments in marketable equity securities are classified as available-for-sale and are recorded at fair market value, which is determined based on quoted market prices. Investments are included in prepaid expenses and other current assets on the consolidated balance sheet. The net unrealized gain or loss, net of tax, is included in accumulated other comprehensive loss on the consolidated balance sheet. Realized gains and losses on the

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale of investments are based on average cost and are included in other income in the consolidated statements of operations.

(f) PROPERTY AND EQUIPMENT

Property and equipment, which consists primarily of computer equipment, software and furniture, is stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging primarily from three to seven years.

(g) COSTS OF DEVELOPING COMPUTER SOFTWARE FOR INTERNAL USE

Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

(h) INTANGIBLE ASSETS

Intangible assets consist of goodwill and noncompete agreements. Goodwill is amortized over 6 to 20 years. Noncompete agreements are amortized over the terms of the contracts, which range from one to three years. Amortization is recorded using the straight-line method.

Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that may trigger an impairment assessment include a history of operating losses of the related business, a significant reduction in the revenues of the related business, and a loss of a major customer, among others. An impairment would be considered to exist when the estimated undiscounted future cash flows expected to result from the use of the intangible asset are less than the carrying amount of the asset. Future cash flows are estimated at the lowest business unit level which includes all of the operations that directly benefit from the intangible asset. This level may be a practice, branch office, region or subsidiary. If the acquired business has been fully integrated into operations, enterprise-wide goodwill would be evaluated at the consolidated level. Estimated cash flows at the business unit level are net of taxes and do not include any allocation of interest or other corporate level items. Impairment, if any, is measured based on forecasted future discounted operating cash flows. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly.

(i) REVENUE RECOGNITION

We provide consulting services under time-and-material and fixed-priced contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses separately billed to clients. For fixed-priced contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which they become known. Losses, if any, on fixed-price contracts are recognized when the loss is determined. Under certain national IT services contracts, we are required by our customer to act as a billing agent for other service providers to such client. We recognize the net fee under these arrangements as revenue.

Other revenues include sales of computer hardware products, commissions on computer product sales and software license and maintenance fees. Revenues related to the sale of computer products are recognized when the products are shipped. Where we are the remarketer of certain computer products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer. On September 30, 1999, we sold our software business. Software license fee revenues were recognized over the period of the software implementation and revenues from maintenance agreements were recognized ratably over the maintenance period.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms. Deferred revenues consist of amounts received or billed in advance of services to be provided.

(j) INCOME TAXES

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

(k) PRO FORMA NET INCOME

Pro forma net income has been presented for the year ended June 30, 1998 because certain companies that merged with us in business combinations accounted for as poolings of interests were S corporations and generally not subject to income taxes. Accordingly, no provision for income taxes has been included in the historical consolidated financial statements for the operations of these companies prior to their merger with us. The related net deferred tax asset or liability of these companies at the date of their respective mergers with us was recorded as income tax benefit or expense. The pro forma adjustment to income taxes has been computed as if the merged companies had been taxable entities subject to income taxes for all periods prior to their merger with us at the marginal rates applicable in such periods.

(l) STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No.
25)", issued in March 2000. We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock (or the estimated fair value of subsidiary stock) at the grant date over the amount the employee must pay for the stock. We generally grant stock options at fair market value at the date of grant. The pro forma disclosures, as if the fair-value based method defined in SFAS 123 had been applied, are provided in Note 15.

(m) MINORITY INTEREST

At December 31, 1999, we owned 78% of Interactive Papyrus, Inc. In April 2000, we contributed to Interactive Papyrus the business operations and net assets that we acquired from Waterstone Consulting, Inc. and increased our ownership to 88%. We subsequently changed its name to Waterstone, Inc. In January 2001, we purchased most of the shares that represented the minority interest in Waterstone for $1.7 million. As a result, in 2001, we will record goodwill of $792,000, which will be amortized over 10 years. This transaction increased our ownership in Waterstone to 99%. On November 27, 2000, we acquired 51% of Enspherics, Inc. The minority stockholders' proportionate share of the equity of these subsidiaries is reflected as minority interest in the consolidated balance sheet. The minority stockholders' proportionate share of the net income (loss) of these subsidiaries is included in other income, net in the consolidated statement of operations. The minority interest in the net income of subsidiaries was $4,000 for the six months ended December 31, 1999. For the year ended December 31, 2000, the minority interest in the net loss of subsidiaries was $467,000.

(n) COMPREHENSIVE LOSS

Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of shareholders' equity in the consolidated balance sheet. Comprehensive loss includes net income (loss) plus changes in the net unrealized gain/loss on investments and the cumulative foreign currency translation adjustment.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(o) FOREIGN CURRENCY TRANSLATION

The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on the consolidated balance sheet. Foreign currency transaction gains and losses have not been significant and are included in the results of operations as incurred.

(p) SUBSIDIARY STOCK SALES

Gains and losses on sales of stock by our subsidiaries are recognized directly in shareholders' equity through an increase or decrease to additional paid-in capital in the period in which the transaction occurs.

(q) ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of goodwill, the costs to complete fixed-priced projects, certain accrued liabilities and other factors.

(r) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our financial instruments approximates our carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments which approximate current market rates.

(s) RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) GOODWILL IMPAIRMENT AND OTHER CHARGES

Goodwill impairment and other charges are comprised of the following (in thousands):

                                                        YEARS ENDED                YEAR ENDED
                                                         JUNE 30,                 DECEMBER 31,
                                                   1998             1999              2000
                                             ----------------- ---------------- -----------------
Goodwill impairment                              $     -           $     -         $ 80,773
Employee severance costs                               -                 -            1,300
Asset write-down                                       -                 -              975
DigiTerra professional fees                            -                 -              720
Merger costs for poolings of interests             4,538             1,535                -
                                             ----------------- ---------------- -----------------
                                                 $ 4,538           $ 1,535         $ 83,768
                                             ================= ================ =================

During the quarter ended September 30, 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions. These acquisitions include: Business Impact Systems, Inc. ("BIS"), Integration Software Consultants, Inc. ("ISC"), York & Associates, Inc., Interactive Papyrus, Inc. and Paragon Solutions, Inc. Of the total goodwill impairment charge, $53.2 million relates to CIBER Operations, $22.2 million relates to DigiTerra and $5.4 million relates to Waterstone. These businesses were acquired at a time when the value of IT services companies was much higher than at the time of the impairment charge. In addition, approximately 88% of the goodwill impairment charge related to businesses acquired for consideration paid 100% in our stock. Stock consideration typically involves a premium over cash consideration. These acquired operations experienced a decrease in the demand for their

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services as post Year 2000 IT spending of many companies decreased. In addition, in the spring of 2000, the IT services requirements of dot.com companies decreased significantly. This has led to greater competition within the IT services industry for the remaining business, and as a result, revenues, cash flows and expected future growth rates of these operations have decreased.

Due to the significance of the change in conditions, we performed an evaluation of the recoverability of the goodwill related to these operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Because the estimated future undiscounted cash flows of these operations were less than the carrying value of the related goodwill, an impairment charge was required. The impairment charge represents the amount required to write-down this goodwill to our best estimate of these operations' future discounted cash flows.

In addition, we reduced the remaining goodwill amortization periods for BIS and ISC to 10 years and 14 years, respectively. This reduction resulted in additional goodwill amortization of $330,000 during the year ended December 31, 2000, which increased the net loss by the same amount.

In March 2000, we announced our intent to spin-off our DigiTerra subsidiary to our shareholders, subject to receiving Board approval and a favorable tax ruling, as well as favorable market conditions. We expect to complete the spin-off of DigiTerra in 2001, however, there can be no assurance that such transaction will be completed. As a result of our planned separation of DigiTerra, we have incurred certain charges for an asset write-down as well as professional fees.

Merger costs represent professional fees, primarily broker fees, associated with certain pooling of interests business combinations.

(3) ACQUISITIONS

We have acquired certain businesses, as set forth below. Each of these acquisitions has been accounted for under the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

ACQUISITION FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2000

ENSPHERICS, INC. ("ENSPHERICS") - On November 27, 2000, we acquired 51% of the outstanding capital stock of Enspherics for $2.5 million. Per the terms of the agreement, additional consideration may be paid based on Enspherics achieving certain performance objectives. We have recorded initial goodwill of $2.5 million related to this acquisition, which will be amortized over 10 years. Any additional consideration paid will be recorded as additional goodwill. Enspherics, located in Greenwood Village, Colorado, provides custom designed IT security solutions to clients who operate in high-risk environments.

ACQUISITIONS FROM JULY 1, 1999 THROUGH DECEMBER 31, 1999

SOLUTION PARTNERS B.V. ("SOLUTION PARTNERS") - On December 2, 1999, we acquired all of the outstanding capital stock of Solution Partners for initial consideration of $14.1 million. As part of the purchase price, we issued 171,580 shares of our common stock with a value of $4.0 million. In 2000, we agreed to pay additional consideration of approximately $1.9 million, of which $1.0 million was paid in 2001 and the remainder is payable in January 2002. The additional consideration has been recorded as goodwill and as a result, we have recorded total goodwill of $15.3 million related to this acquisition, which is being amortized over 20 years. Solution Partners, located in Eindhoven, the Netherlands, provides e-business and supply chain solutions using SAP software to companies throughout Europe.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INTERACTIVE PAPYRUS, INC. ("IPI") - On December 2, 1999, we acquired approximately 78% of the outstanding capital stock of IPI for $6.2 million. As part of the purchase price, we issued 22,500 shares of our common stock with a value of $450,000. We originally recorded goodwill of $5.7 million related to this acquisition, which was being amortized over 6 years. In 2000, we reduced the goodwill associated with IPI to $924,000 (see Note 2). IPI, located in Colorado Springs, Colorado, developed interactive web sites to build online business ventures.

SOFTWARE DESIGN CONCEPTS, INC. ("SDC") - On November 15, 1999, we acquired certain assets, liabilities and all of the business operations of SDC for $9.0 million in cash and the issuance of 160,378 shares of our common stock with a value of $3.0 million. The aggregate purchase price was $12.0 million. We have recorded goodwill of $11.5 million related to this acquisition, which is being amortized over 20 years. SDC, located in Philadelphia, Pennsylvania, provided software development and consulting services similar to us.

WATERSTONE CONSULTING, INC. ("WATERSTONE") - On October 29, 1999, we acquired certain assets, liabilities and all of the business operations of Waterstone for $30.7 million. As part of the purchase price, we issued 243,347 shares of our common stock with a value of $4.0 million. We have recorded goodwill of $29.8 million related to this acquisition, which is being amortized over 20 years. Waterstone, located in Chicago, Illinois, provided consulting services specializing in supply chain and customer relationship management solutions.

THE ISADORE GROUP, INC. ("ISADORE") - On October 15, 1999, we acquired certain assets, liabilities and all of the business operations of Isadore for $18.3 million. Additionally, the terms of the purchase provide for additional consideration of up to $10.4 million based on certain revenue earned during the 3-year period ending December 31, 2002. We have recorded goodwill of $17.5 million related to this acquisition, which is being amortized over 20 years. Any additional consideration paid will be accounted for as additional goodwill. Isadore, located in Phoenix, Arizona, provided PeopleSoft higher education consulting services.

ACQUISITIONS FROM JULY 1, 1998 THROUGH JUNE 30, 1999

DIGITAL SOFTWARE CORPORATION ("DSC") - On April 30, 1999, we acquired certain assets, liabilities and all of the business operations of DSC for $6.9 million in cash. We have recorded goodwill of $7.0 million related to this acquisition, which is being amortized over 15 years. DSC, located in Aurora, Colorado, provided software engineering services similar to us.

COMPAID CONSULTING SERVICES, INC. ("COMPAID") - On March 2, 1999, we acquired all of the outstanding capital stock of Compaid for $10.3 million. We have recorded goodwill of $8.0 million related to this acquisition, which is being amortized over 15 years. Compaid, headquartered in Atlanta, Georgia, provided services similar to us.

BUSINESS IMPACT SYSTEMS, INC. ("BIS") - On February 26, 1999, we issued 2,401,028 shares of our common stock and granted options for 3,634 shares of our common stock (at an aggregate purchase price of $40,000) in exchange for substantially all of the outstanding assets and liabilities of BIS. The aggregate purchase price was $62.2 million, including acquisition costs. We had originally recorded goodwill of $55.6 million related to this acquisition, which was being amortized over 20 years. In 2000, we reduced the goodwill related to BIS to $9.8 million and reduced the remaining goodwill amortization period to 10 years (see Note 2). BIS, headquartered in Herndon, Virginia, provided enterprise integration services.

PARADYME HR TECHNOLOGIES CORPORATION ("PARADYME HRT") - On February 5, 1999, we acquired certain assets, liabilities and all of the business operations of Paradyme HRT for initial consideration of $5.0 million. We paid additional consideration of $2.2 million during 2000 and additional consideration of $816,000 is to be paid in 2001. Paradyme HRT, located in Columbia, South Carolina, provided ERP outsourcing services and HR/Payroll business services. The acquired business initially operated as CIBER Enterprise Outsourcing, Inc. which became Agilera, Inc. (see Note 5).

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INTEGRATION SOFTWARE CONSULTANTS, INC. ("ISC") - On February 2, 1999, we issued 1,280,289 shares of our common stock in exchange for all of the outstanding common stock of ISC. The aggregate purchase price was $34.0 million, including acquisition costs. We had originally recorded goodwill of $31.9 million related to this acquisition, which was being amortized over 20 years. In 2000, we reduced the goodwill related to ISC to $11.7 million and reduced the remaining goodwill amortization period to 14 years (see Note 2). ISC, headquartered in Philadelphia, Pennsylvania, provided SAP software implementation services.

YORK & ASSOCIATES, INC. ("YORK") - On January 29, 1999, we issued 548,857 shares of our common stock and granted options for 30,643 shares of our common stock (at an aggregate exercise price of $159,000) in exchange for substantially all of the outstanding assets and liabilities of York. The aggregate purchase price was $14.5 million, including acquisition costs. We had originally recorded goodwill of $12.2 million related to this acquisition, which was being amortized over 20 years. In 2000, we wrote-off all of the goodwill related to York because we exited the primary business for which York was acquired (see Note 2).

PARAGON SOLUTIONS, INC. ("PARAGON") - On January 8, 1999, we acquired certain assets, liabilities and all of the business operations of Paragon for $4.4 million. The original terms of the purchase provided for additional consideration of up to $3.3 million based on certain performance criteria during the 12-month periods ending December 31, 1999 and 2000. In 2000, we paid $2.5 million in final settlement of the purchase agreement. We had originally recorded total goodwill of $6.8 million related to this acquisition, which was being amortized over 15 years. In 2000, we reduced the goodwill associated with Paragon to $1.9 million (see Note 2). Paragon, located in Pittsburgh, Pennsylvania, provided Oracle software implementation services.

THE DORADUS CORPORATION ("DORADUS") - On November 15, 1998, we acquired all of the outstanding capital stock of Doradus for $4.1 million. Additional consideration of $288,000 was paid in during the year ended December 31, 1999. The additional consideration was accounted for as additional goodwill. We have recorded total goodwill of $4.2 million related to this acquisition, which is being amortized over 15 years. Doradus, located in Minneapolis, Minnesota, provided IT consulting services similar to us.

(4) POOLINGS OF INTERESTS

We completed certain business combinations accounted for as poolings of interests, as set forth below. Our financial statements have been restated for all periods prior to each pooling of interests to include the accounts of the merged company.

YEAR ENDED JUNE 30, 1999

THE CUSHING GROUP, INC. ("CUSHING") - On August 31, 1998, we issued 961,135 shares of our common stock in connection with the merger of Cushing.

EJR COMPUTER ASSOCIATES, INC. ("EJR") - On August 11, 1998, we issued 1,155,516 shares of our common stock in connection with the merger of EJR.

YEAR ENDED JUNE 30, 1998

THE SUMMIT GROUP, INC. ("SUMMIT") - On May 4, 1998, we issued 4,262,860 shares of our common stock in connection with the merger of Summit.

STEP CONSULTING, INC. ("STEP") - On April 30, 1998, we issued 131,242 shares of our common stock in connection with the merger of Step.

COMPUTER RESOURCE ASSOCIATES, INC. ("CRA") - On March 2, 1998, we issued 530,910 shares of our common stock in connection with the merger of CRA.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADVANCED SYSTEMS ENGINEERING, INC. ("ASE") - On March 2, 1998, we issued 382,602 shares of our common stock in connection with the merger of ASE.

TECHWARE CONSULTING, INC. ("TECHWARE") - On November 26, 1997, we issued 747,836 shares of our common stock in connection with the merger of Techware.

FINANCIAL DYNAMICS, INC. ("FDI") - On November 24, 1997, we issued 1,128,054 shares of our common stock and granted options for 97,220 shares of our common stock (at an aggregate exercise price of $217,000) in connection with the merger of FDI.

THE CONSTELL GROUP, INC. ("CONSTELL") - On October 24, 1997, we issued 500,000 shares of our common stock in connection with the merger of Constell.

BAILEY & QUINN, INC. ("BQI") - On October 22, 1997, we issued approximately 148,000 shares of our common stock in connection with the merger of BQI.

SOFTWAREXPRESS, INC. D/B/A RELIANT INTEGRATION SERVICES, INC. ("RELIANT") - On August 21, 1997, we issued 1,183,276 shares of our common stock in connection with the merger of Reliant.

KCM COMPUTER CONSULTING, INC. ("KCM") - On July 18, 1997, we issued 861,700 shares of our common stock in connection with the merger of KCM.

(5) AGILERA INVESTMENT

In March 2000, our wholly owned subsidiary, Agilera, Inc. (formerly named CIBER Enterprise Outsourcing, Inc.), sold $45 million of convertible preferred stock to new investors. As a result of participating rights obtained by the preferred stockholders in connection with their investment, we retained a 41% voting interest in Agilera. Accordingly, effective January 1, 2000, for financial reporting purposes, we no longer consolidate the results and accounts of Agilera and account for our interest in Agilera using the equity method of accounting. In connection with the preferred stock sale, Agilera paid us $9.9 million in repayment of our advances to Agilera as of December 31, 1999, reducing our historical cost basis in our remaining ownership in Agilera to zero. Since the basis of our investment in Agilera is zero, beginning January 1, 2000 we do not record our proportionate share of Agilera's net losses. Agilera provides enterprise application hosting or application service provider ("ASP") services.

In August 2000, Agilera obtained additional equity financing that reduced our voting interest to 24%. In January 2001, our voting interest in Agilera has been reduced to approximately 19% as a result of an Agilera business combination.

We provide software implementation and other services to Agilera as a subcontractor under certain Agilera customer contracts. We have recorded revenue of $5,986,000 related to these services during the year ended December 31, 2000.

(6) SALE OF LOGISTICSPRO

On September 30, 1999, we sold our LogisticsPRO software business for $2.0 million resulting in a gain of $827,000 that is included in other income. The after-tax gain was $496,000 or $.01 per diluted share. As consideration, we received a $2.0 million, 8% promissory note that was paid in full in September 2000. The software business was sold to an entity owned by the management of the LogisticsPRO business as well as two non-executive officers of DigiTerra.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share - basic and diluted is as follows (in thousands, except per share amounts):

                                                                             SIX MONTHS
                                                        YEARS ENDED            ENDED         YEAR ENDED
                                                         JUNE 30,           DECEMBER 31,    DECEMBER 31,
                                                     1998         1999          1999            2000
                                                  ------------ ----------- --------------- ---------------
Numerator:
  Pro forma net income                             $ 34,270
  Net income (loss)                                             $ 54,495       $17,643        $(66,775)
Denominator:
  Basic weighted average shares outstanding          51,355       55,362        57,345          57,900
  Dilutive effect of employee stock options           2,488        1,779         1,151               -
                                                  ------------ ----------- --------------- ---------------
  Diluted weighted average shares outstanding        53,843       57,141        58,496          57,900
                                                  ============ =========== =============== ===============

Earnings (loss) per share - basic                     $0.67        $0.98         $0.31          $(1.15)
Earnings (loss) per share - diluted                   $0.64        $0.95         $0.30          $(1.15)

Loss per share - diluted for the year ended December 31, 2000 excludes common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The dilutive common equivalent shares for the year ended December 31, 2000 were 876,000, had we reported net income. In addition, the number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares - diluted was 1,182,000, 2,316,000 and 4,175,000 for the year ended June 30, 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, respectively.

(8) ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                          JUNE 30,             DECEMBER 31,
                                            1999           1999            2000
                                        -------------  --------------  --------------
Billed accounts receivable                $ 129,547      $ 116,003       $ 105,193
Unbilled accounts receivable                 24,773         26,058          24,087
                                        -------------  --------------  --------------
                                            154,320        142,061         129,280
Less allowance for doubtful accounts         (3,344)        (2,643)         (2,063)
                                        -------------  --------------  --------------
                                          $ 150,976      $ 139,418       $ 127,217
                                        =============  ==============  ==============

The activity in the allowance for doubtful accounts consist of the following (in thousands):

                                                               ADDITIONS
                                                       --------------------------
                                          BALANCE AT     CHARGE                                BALANCE AT
                                           BEGINNING   TO COST AND                DEDUCTIONS       END
                                           OF PERIOD     EXPENSE     OTHER (1)    (WRITE-OFFS)  OF PERIOD
                                          ----------   -----------   ---------    ------------ ----------
Year ended June 30, 1998                    $   857      $ 2,409        $ 130       $  (886)     $ 2,510
Year ended June 30, 1999                      2,510        3,312          381        (2,859)       3,344
Six months ended December 31, 1999            3,344        1,784            4        (2,489)       2,643
Year ended December 31, 2000                  2,643        5,019            6        (5,605)       2,063

(1) Represents additions due to business combinations accounted for as purchases and immaterial poolings of interests.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) INVESTMENTS

Investments (which are included in prepaid expenses and other current assets) consist of the following at December 31, 2000 (in thousands):

                                              GROSS           GROSS
                                            UNREALIZED     UNREALIZED          FAIR
                               COST           GAINS           LOSSES          VALUE
                          --------------- --------------- --------------- ---------------
    Equity securities          $1,398          $12             $(895)          $ 515

The following summarizes gains and losses from the sale of investments for the year ended December 31, 2000 (in thousands):

    Gross realized gains             $564
    Gross realized losses            $(60)

In 2000, we purchased 134,400 shares of Merrill Lynch & Co., Inc. Structured Yield Product Exchangeable for Stock ("STRYPES"), payable with shares of common stock of CIBER, Inc. On February 1, 2001, we received 285,044 shares of our common stock upon the maturity of the STRYPES. We have recorded these shares as treasury stock at December 31, 2000, at a cost of $1,534,000. The CIBER, Inc. common stock delivered by Merrill Lynch & Co. in settlement of the STRYPES was purchased by Merrill Lynch & Co. from a trust controlled by Bobby G. Stevenson, our Chairman, pursuant to a forward purchase contract entered into in January 1998.

(10) PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                        JUNE 30,                DECEMBER 31,
                                          1999             1999            2000
                                      --------------  ---------------  --------------
Computer equipment and software         $ 32,499        $ 38,978         $ 38,946
Furniture and fixtures                    11,187          11,557           11,447
Leaseholds and other                       4,311           4,975            4,995
                                      --------------  ---------------  --------------
                                          47,997          55,510           55,388
Less accumulated depreciation            (22,866)        (26,947)         (30,082)
                                      --------------  ---------------  --------------
                                        $ 25,131        $ 28,563         $ 25,306
                                      ==============  ===============  ==============

(11) INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                    JUNE 30,                  DECEMBER 31,
                                      1999               1999            2000 (1)
                                 ----------------   ----------------  ----------------
Goodwill                           $ 167,019          $ 250,468         $ 167,331
Noncompete agreements                  7,266              7,534             7,517
                                 ----------------   ----------------  ----------------
                                     174,285            258,002           174,848
Less accumulated amortization        (17,273)           (24,027)          (37,791)
                                 ----------------   ----------------  ----------------
                                   $ 157,012          $ 233,975         $ 137,057
                                 ================   ================  ================

(1) As discussed in Note 2, during 2000, we reduced the value of certain goodwill by $80,773,000.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) REVOLVING LINE OF CREDIT

We have a $35 million unsecured revolving line of credit with a bank. There were no outstanding borrowings under this bank line of credit at December 31, 2000 and June 30, 1999. At December 31, 1999, we had $5,355,000 outstanding under this line of credit, which was classified as a long-term liability as the maturity date was more than 12 months into the future. Outstanding borrowings bear interest at the three-month London Interbank Offered Rate ("LIBOR") plus 2% (8.40% at December 31, 2000). The credit agreement requires a commitment fee of 0.225% per annum on any unused portion of the line of credit up to $20 million. The credit agreement expires on July 1, 2001. The terms and conditions of the credit agreement include several covenants, including those whereby we agree to the maintenance of certain net worth and debt service coverage ratios, among other things. Amounts advanced under the line of credit can be used to consummate an acquisition and may be required by the bank to be converted into a five-year term note payable in equal amounts of interest and principal. In such event, the line of credit would be reduced by the amount of the term note.

(13) LEASES

We have noncancelable operating leases for office space. Rental expense for operating leases totaled $8,636,000, $10,730,000, $6,218,000 and $12,106,000 for
the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, respectively.

Future minimum lease payments as of December 31, 2000 are (in thousands):

Year ending December 31:
      2001                                 $ 11,099
      2002                                    9,772
      2003                                    7,845
      2004                                    4,550
      2005                                    2,393
      Thereafter                              1,351
                                         -------------
      Total minimum lease payments         $ 37,010
                                         =============

(14) INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

                                                                    SIX MONTHS
                                           YEARS ENDED                ENDED         YEAR ENDED
                                             JUNE 30,              DECEMBER 31,    DECEMBER 31,
                                       1998            1999            1999            2000
                                  --------------- --------------- --------------- ---------------
Current:
  Federal                           $ 23,190        $ 34,005        $ 11,082         $ 8,211
  State and local                      4,005           5,297           1,829           2,157
  Foreign                                403             232             256           1,264
                                  --------------- --------------- --------------- ---------------
                                      27,598          39,534          13,167          11,632
                                  --------------- --------------- --------------- ---------------
Deferred:
  Federal                             (3,988)         (1,773)            (66)           (582)
  State and local                       (684)           (276)            (11)           (113)
  Foreign                                  -               -               -             (21)
                                  --------------- --------------- --------------- ---------------
                                      (4,672)         (2,049)            (77)           (716)
                                  --------------- --------------- --------------- ---------------
        Income tax expense          $ 22,926        $ 37,485        $ 13,090         $10,916
                                  =============== =============== =============== ===============

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

                                                                                  SIX MONTHS
                                                          YEARS ENDED                ENDED         YEAR ENDED
                                                           JUNE 30,              DECEMBER 31,     DECEMBER 31,
                                                     1998            1999            1999             2000
                                                 -------------- --------------- ---------------- ----------------
Income tax expense (benefit) at the federal
     statutory rate of 35%                         $ 20,791       $ 32,193         $10,757          $(19,551)
Increase (decrease) resulting from:
  State and local income taxes, net of federal
     income tax benefit                               2,152          3,263           1,182             1,329
  Nondeductible U.S. goodwill amortization                -          1,008           1,114             1,860
  Nondeductible goodwill write-down                       -              -               -            26,752
  Nondeductible merger costs                          1,540            537               -                 -
  S corporation income and change in tax
     status of merged companies                      (1,703)             -               -                 -
  Other                                                 146            484              37               526
                                                 -------------- --------------- ---------------- ----------------
     Income tax expense                            $ 22,926       $ 37,485         $13,090          $ 10,916
                                                 ============== =============== ================ ================

The components of the net deferred tax asset or liability are as follows (in thousands):

                                                                 JUNE 30,           DECEMBER 31,
                                                                   1999          1999          2000
                                                               -----------------------------------------
Deferred tax assets:
  Intangible assets, due to differences in amortization
     periods                                                     $ 3,272       $ 3,481       $ 5,213
  Accrued expenses, not currently tax deductible                   3,008         2,825         2,413
  Investments                                                          -             -           353
  Other                                                            1,688           577           110
                                                               -----------------------------------------
                                                                   7,968         6,883         8,089
Deferred tax liabilities:
  Property and equipment                                          (1,559)       (1,527)       (2,040)
  Accounts receivable                                             (1,800)         (690)         (239)
  Other                                                                -             -           (99)
                                                               -----------------------------------------
     Net deferred tax asset                                      $ 4,609       $ 4,666       $ 5,711
                                                               =========================================

Balance sheet classification of deferred tax asset (liability):

Deferred tax asset - current                                     $ 2,915       $ 2,960       $ 2,538
Deferred tax asset - long term                                     1,694         1,773         3,173
Deferred tax liability - current                                       -           (67)            -
                                                               -----------------------------------------
     Net deferred tax asset                                      $ 4,609       $ 4,666       $ 5,711
                                                               =========================================

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the deferred tax assets.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) STOCK-BASED PLANS

Stock-based compensation plans are described below.

EMPLOYEES' STOCK OPTION PLAN - We have a stock option plan for employees and up to 10,500,000 shares of CIBER, Inc. common stock are authorized for issuance under this plan. At December 31, 2000, 1,087,000 options were available for future grants. The plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The Compensation Committee of the Board of Directors determines the number and nature of awards. Options become exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant.

1989 STOCK OPTION PLAN - We established a stock option plan in 1989 that was discontinued during 1994. The options expire twenty years after the date of grant through 2013. At December 31, 2000, options for 859,000 shares were outstanding and vested at an average exercise price of $0.27.

DIRECTORS' STOCK OPTION PLAN - Up to 200,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee, non-affiliate directors under this plan. Such stock options are non-discretionary and granted annually at the fair market value of our common stock on the date of grant. The number of options granted annually is fixed by the plan. Options expire 10 years from the date of grant.

At December 31, 2000, there were 9,098,000 shares of CIBER, Inc. common stock reserved for future issuance under our stock option plans.

DIRECTORS' STOCK COMPENSATION PLAN - A total of 50,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee directors under this plan, of which 10,214 shares have been issued through December 31, 2000. Each non-employee director is issued shares having a fair market value of approximately $2,500 for attendance at each meeting of our Board of Directors. During the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, we issued 1,233, 1,980, 1,445 and 3,892 shares, respectively, of common stock under this plan.

STOCK OPTION EXCHANGE PROGRAM - We offered each employee of our DigiTerra subsidiary the option to cancel their outstanding CIBER, Inc. stock options in exchange for options to be issued under a DigiTerra stock option plan on or about July 5, 2001, with an exercise price equal to the fair market value on the date of grant. DigiTerra's plan is not yet finalized, but is expected to have similar terms as our Employees' Stock Option Plan. Under this exchange program, on January 4, 2001, DigiTerra employees cancelled 1,079,000 options at an average price of $18.55. Of these cancelled options, 409,000 were exercisable at December 31, 2000.

On September 1, 1998, our Board of Directors authorized a repricing program for non-executive employees who were originally granted options under our Employees' Stock Option Plan from March 1, 1998 to August 31, 1998 at exercise prices ranging from $28.88 to $38.00 that repriced all of these outstanding stock options to an exercise price of $27.06 per share. Options to purchase 537,050 shares of common stock were repriced. On October 9, 1998, our Board of Directors authorized another repricing program for non-executive employees who were originally granted options under our Employees' Stock Option Plan on October 1, 1998 at an exercise price of $20.13 that repriced all of these outstanding stock options to an exercise price of $16.00 per share. Options to purchase 71,200 shares of common stock were repriced. All of the repriced options follow the vesting schedule of the original options granted.

On October 9, 1998, our Board of Directors authorized a program which allowed certain directors, who were originally granted options under the Directors' Stock Option Plan from October 1, 1997 to September 30, 1998 at exercise prices ranging from $21.53 to $40.25, to cancel these stock options and replace them with options under the Employees' Stock Option Plan at an exercise price of $16.00 per share. Options to purchase 48,000 shares of common stock were replaced.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the CIBER, Inc. stock option plans as of June 30, 1998 and 1999, and the six months ended December 31, 1999, and changes during the periods ending on those dates is presented below (shares in thousands):

                                                                                        SIX MONTHS ENDED
                                                    YEARS ENDED JUNE 30,                  DECEMBER 31,
                                                1998                   1999                   1999
                                        ---------------------- ---------------------- ----------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
                                          SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                        ---------- ----------- ---------- ----------- ---------- -----------
Outstanding at beginning of period         4,103     $ 4.17       5,187     $12.34       5,364      $15.36
Granted                                    2,541      21.04       2,760      22.57       2,457       18.46
Exercised                                 (1,213)      2.11        (960)      4.73        (476)      10.17
Canceled                                    (244)     16.61      (1,623)     24.34        (417)      21.39
                                        ----------             ----------             ----------
Outstanding at end of period               5,187     $12.34       5,364     $15.36       6,928      $16.45
                                        ==========             ==========             ==========

Options exercisable at period end          1,850                  1,875                  2,270
                                        ==========             ==========             ==========

A summary of the status of the CIBER, Inc. stock option plans as of December 31, 2000 and changes during the year ending on that date is presented below (shares in thousands):

                                                YEAR ENDED,
                                             DECEMBER 31, 2000
                                          -------------------------
                                                       WEIGHTED
                                                       AVERAGE
                                                       EXERCISE
                                            SHARES      PRICE
                                          ---------- --------------
Outstanding at beginning of year             6,928      $16.45
Granted                                      2,594        9.96
Exercised                                     (168)       7.96
Canceled                                    (1,949)      19.54
                                          ----------
Outstanding at end of year                   7,405      $13.55
                                          ==========
Options exercisable at year end              3,514
                                          ==========

The weighted average fair values of CIBER, Inc. options granted during the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000 were $11.45, $16.24, $9.20 and $6.41, respectively.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the range of exercise prices and the weighted-average contractual life of outstanding CIBER, Inc. stock options at December 31, 2000 is as follows (shares in thousands):

                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                      ---------------------------------------------     -----------------------------
                                         WEIGHTED     WEIGHTED                            WEIGHTED
                                         AVERAGE       AVERAGE                              AVERAGE
       RANGE OF            NUMBER       EXERCISE      REMAINING            NUMBER         EXERCISE
    EXERCISE PRICES     OUTSTANDING       PRICE       LIFE (YEARS)       EXERCISABLE        PRICE
--------------------- -------------- --------------- --------------     -------------   ------------
    $ 0.01 - $  4.38      1,778           $  2.32         9.2                1,129         $  1.15
      4.44 -   11.00        929              8.31         8.4                  369            9.93
     11.38 -   17.09      2,344             15.64         7.7                1,017           16.60
     17.25 -   33.38      2,354             22.03         8.2                  999           22.80
--------------------- -------------- --------------- --------------     -------------   ------------
    $ 0.01 - $ 33.38      7,405           $ 13.55         8.3                3,514         $ 12.70
===================== ============== =============== ===============    =============   =============

WATERSTONE, INC. EQUITY INCENTIVE PLAN - In 1999, our Waterstone subsidiary adopted the Waterstone, Inc. Equity Incentive Plan (formerly the Interactive Papyrus, Inc. Equity Incentive Plan). Under the plan, the plan committee may grant to officers, employees and consultants stock options, restricted stock, performance shares or performance units. A committee of the Board of Directors of Waterstone determines the number and nature of awards. Options become exercisable as determined at the date of grant by the committee and expire within 10 years from the date of grant. Waterstone issued options for 664,000 and 1,514,900 shares of its stock during the six months ended December 31, 1999 and the year ended December 31, 2000, respectively, at exercise prices ranging from $0.90 to $1.75 per share (estimated fair value at the date of grant). These options vest over three to four years. During 2000, there were no options exercised and options for 695,000 shares were canceled. As of December 31, 2000, there were 1,472,900 options outstanding at a weighted average exercise price of $1.37 and 212,375 options exercisable at a weighted average exercise price of $0.90.

EMPLOYEE STOCK PURCHASE PLAN ("ESPP") - We have a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of CIBER, Inc. common stock at 85% of the fair market value at specified dates. Up to 2,000,000 shares of common stock are authorized to be issued under the ESPP. An additional 2,750,000 shares may be issued subject to shareholder approval at the 2001 annual meeting. If shareholder approval is not obtained, our Board of Directors has authorized that any shares in excess of the 2,000,000 authorized are to be issued pursuant to our Employees' Stock Option Plan. During the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, employees purchased 197,565, 633,405, 440,290 and 837,850 shares of common stock, respectively. Through December 31, 2000, 2,502,846 shares have been issued under the ESPP, of which 502,846 shares were issued under the Employees' Stock Option Plan registration statement.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We apply APB 25 in accounting for our stock-based compensation plans. The compensation expense that has been recorded for these plans for the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000 was $59,000, $395,000, $225,000 and $189,000,
respectively. Had we determined compensation cost for our stock-based compensation plans based on the fair value at the grant date, as calculated in accordance with SFAS 123, our net income (loss), pro forma net income, and pro forma income (loss) per share would have been as indicated in the pro forma amounts below (in thousands, except per share data):

                                                                              SIX MONTHS
                                                         YEARS ENDED            ENDED         YEAR ENDED
                                                           JUNE 30,          DECEMBER 31,    DECEMBER 31,
                                                       1998        1999          1999            2000
                                                    ----------- ----------- --------------- ----------------
Net income (loss)                     As reported     $36,477     $54,495       $17,643       $(66,775)
                                      Pro forma        31,516      41,373        11,323        (81,295)

Pro forma net income                  As reported      34,270         n/a           n/a            n/a
                                      Pro forma        29,309         n/a           n/a            n/a

Earnings (loss) per share - basic     As reported         .67         .98           .31          (1.15)
                                      Pro forma           .57         .75           .20          (1.40)

Earnings (loss) per share - diluted   As reported         .64         .95           .30          (1.15)
                                      Pro forma           .54         .72           .19          (1.40)

The effect of applying SFAS 123 in this disclosure may not be indicative of the effect on reported net income for future years. SFAS 123 does not apply to options granted prior to July 1, 1995.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                      SIX MONTHS
                                            YEARS ENDED                 ENDED          YEAR ENDED
                                              JUNE 30,               DECEMBER 31,     DECEMBER 31,
                                        1998            1999             1999             2000
                                   --------------- --------------- ----------------- ----------------
        Expected life                 5 years         5 years          5 years            5 years
        Risk free interest rate          6.0%            4.8%             6.0%              6.0%
        Expected volatility               50%             80%              60%               80%
        Dividend yield                     0%              0%               0%                0%

(16)  401(k) SAVINGS PLAN

We have a savings plan under Section 401(k) of the Internal Revenue Code. Our contributions are determined based on the employee's completed years of service, the employee's contribution and our matching contribution percentage. In addition, certain companies that have merged with us in business combinations accounted for as poolings of interests have had similar defined contribution retirement plans. We recorded expense of approximately $4,519,000, $4,555,000, $2,464,000 and $3,593,000 for the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, respectively, related to these plans.

(17) STOCK PURCHASE RIGHTS

On September 21, 1998, CIBER, Inc. paid a dividend of one preferred stock purchase right (a "Right") for each outstanding share of CIBER, Inc. common stock ("Common Stock"). A Right is also attached to all shares of Common Stock issued after the dividend date. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock, par value $0.01, at a purchase price of $250, subject to adjustment. The Rights become exercisable ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

offer for 15% or more of our outstanding Common Stock. In the event the Rights become exercisable, each Right will entitle its holder, other than the Acquiring Person (as defined in the Rights Agreement), to that number of shares of our Common Stock having a market value of two times the exercise price of the Right. In the event the Rights become exercisable because of a merger or certain other business combination, each Right will entitle its holder to purchase common stock of the acquiring company having a market value of two times the exercise price of the Right. If the Rights are fully exercised, the shares issued would cause substantial dilution to the Acquiring Person or the shareholders of the acquiring company.

We can redeem the Rights in their entirety, prior to their becoming exercisable, at $0.001 per Right. The Rights expire on August 28, 2008, unless extended or earlier redeemed.

(18) SHARE REPURCHASE PROGRAM

On June 21, 1999, our Board of Directors authorized the repurchase of up to 5,888,000 shares (10%) of our common stock. As of December 31, 2000, we have purchased 4,680,000 shares for $59,560,000 under this program.

(19) BUSINESS AND CREDIT CONCENTRATIONS

Our clients are located principally throughout the United States. Our revenue and accounts receivable are concentrated with large companies in several industries. Our largest client accounted for approximately 5%, 6%, 7% and 6% of total revenues for the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, respectively. In addition, our five largest clients accounted for, in the aggregate, approximately 14%, 15%, 16% and 14% of our total revenues for the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, respectively. We have a policy to regularly monitor the creditworthiness of our clients and generally do not require collateral. We have a concentration of revenues related to clients purchasing software from PeopleSoft, Inc. Approximately 9%, 10%, 8% and 8% of our total revenues for the years ended June 30, 1998 and 1999, the six months ended December 31, 1999 and the year ended December 31, 2000, respectively, were generated from implementing PeopleSoft software.

(20) SEGMENT INFORMATION

We manage our operations based on our legal operating entities that are differentiated by products and services offered. We have two reportable segments, CIBER Operations and DigiTerra. All Other includes our subsidiaries, Waterstone, Solution Partners, Enspherics and, through December 31, 1999, Agilera. A description of each of these operations' products and services is included in Note 1. Beginning in 2000, our corporate department only serves CIBER's branch operations and therefore, the related activity is included in the CIBER Operations segment. Prior year information has been restated to conform to this presentation including an allocation of certain corporate costs to DigiTerra. We evaluate each segment based on operating income before amortization of intangible assets and goodwill impairment and other charges. The accounting policies of the reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents information about our segments (in thousands):

                                                                        SIX MONTHS
                                                 YEARS ENDED               ENDED               YEARS ENDED
                                                  JUNE 30,             DECEMBER 31,           DECEMBER 31,
                                             1998          1999            1999            1999          2000
                                         ------------- -------------- ---------------- ------------- --------------
                                                                                       (unaudited)
Total revenues:
  CIBER Operations                        $ 467,463     $ 549,779        $  264,349     $ 547,211     $ 457,282
  DigiTerra                                 109,910       172,938            94,705       193,252       148,247
  All Other                                       -         1,591             5,038         6,629        20,477
  Inter-segment                                (885)       (4,647)           (2,092)       (5,145)       (4,472)
                                         ------------- -------------- ---------------- ------------- --------------
    Total                                 $ 576,488     $ 719,661        $  362,000     $ 741,947     $ 621,534
                                         ============= ============== ================ ============= ==============

Inter-segment revenues:
  CIBER Operations                        $    (625)    $    (795)       $     (211)    $    (527)    $    (136)
  DigiTerra                                    (260)       (3,852)           (1,881)       (4,618)       (2,936)
  All Other                                       -             -                 -             -        (1,400)
                                         ------------- -------------- ---------------- ------------- --------------
    Total                                 $    (885)    $  (4,647)       $   (2,092)    $  (5,145)    $  (4,472)
                                         ============= ============== ================ ============= ==============

Income (loss) from operations:
  CIBER Operations                        $  48,656     $  65,150        $   21,936     $  55,802     $  32,974
  DigiTerra                                  17,686        34,010            16,772        36,472         8,650
  All Other                                       -          (765)           (2,729)       (3,494)         (721)
                                         ------------- -------------- ---------------- ------------- --------------
    Total                                    66,342        98,395            35,979        88,780        40,903
  Amortization of intangibles                (3,936)       (7,520)           (6,754)      (12,123)      (14,032)
  Goodwill impairment and
   other charges                             (4,538)       (1,535)                -             -       (83,768)
                                         ------------- -------------- ---------------- ------------- --------------
    Operating income (loss)               $  57,868     $  89,340        $   29,225     $  76,657     $ (56,897)
                                         ============= ============== ================ ============= ==============

Total capital expenditures:
  CIBER Operations                        $   7,800     $   6,743        $    3,851     $   7,628     $   5,240
  DigiTerra                                   3,865         7,120             1,678         7,399           962
  All Other                                       -           109             1,639         1,748         2,272
                                         ------------- -------------- ---------------- ------------- --------------
    Total capital expenditures            $  11,665     $  13,972        $    7,168     $  16,775     $   8,474
                                         ============= ============== ================ ============= ==============

Total assets:
  CIBER Operations                        $ 195,222     $ 300,716        $  265,654     $ 265,654     $ 306,961
  DigiTerra                                  37,176       103,353           110,381       110,381        96,489
  All Other                                       -         6,026            62,135        62,135        26,553
  CIBER investment in subsidiaries*         (10,272)         (994)          (14,623)      (14,623)     (103,516)
  Elimination of inter-segment
   accounts receivable                         (341)         (469)             (979)         (979)         (140)
                                         ------------- -------------- ---------------- ------------- --------------
    Total assets                          $ 221,785     $ 408,632        $  422,568     $ 422,568     $ 326,347
                                         ============= ============== ================ ============= ==============


* As a result of our incorporation of DigiTerra on April 3, 2000, CIBER Operations' investment in subsidiaries increased by $94,961,000.

Revenues from foreign operations were $11,418,000 for the year ended December 31, 2000, and were not significant during the prior periods presented. Total assets of foreign operations were $17,528,000 and $21,305,000 at December 31, 1999 and 2000, respectively, and were not significant at June 30, 1999.

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flow information is as follows (in thousands):

                                                                                       SIX MONTHS
                                                                YEARS ENDED              ENDED         YEAR ENDED
                                                                 JUNE 30,             DECEMBER 31,    DECEMBER 31,
                                                            1998          1999           1999             2000
                                                            ----          ----           ----             ----
Acquisitions:
  Fair value of assets acquired                           $     -      $ 142,514       $  84,373          $ 4,891
  Liabilities assumed                                           -        (10,586)         (5,371)            (579)
  Common stock issued                                           -       (106,285)        (11,425)               -
  Change in acquisition costs payable                           -              -          (7,888)          11,862
  Minority interest                                             -              -            (105)              10
  Additional cash consideration for previous
    acquisitions                                              351            857             506                -
                                                        ------------- ------------- ---------------- ----------------
     Cash paid for acquisitions                           $   351      $  26,500       $  60,090          $16,184
                                                        ============= ============= ================ ================
Noncash investing and financing activities:
  Issuance of common stock in satisfaction
     of acquisition costs payable                         $ 1,151      $   1,203       $       -          $     -
  Stock options exchanged for accrued compensation        $     -      $     833       $       -          $     -
  Property and other assets distributed by merged
    company                                               $ 1,370      $       -       $       -          $     -

Cash paid for interest                                    $   182      $       -       $      94          $   547
Cash paid for income taxes                                $12,194      $  32,941       $  15,139          $16,921


(22) COMPARATIVE FINANCIAL INFORMATION (UNAUDITED)

The following represents financial information for the six months ended December 31, 1998, which is included for comparative purposes (in thousands):

  Total revenues                     $339,714
  Operating income                     41,908
  Income before income taxes           43,238
  Income tax expense                   17,801
  Net income                           25,437

                          CIBER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain statement of operations data for each of the quarters indicated below and, in our opinion, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

                                                  FIRST        SECOND        THIRD        FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA              QUARTER       QUARTER      QUARTER      QUARTER       TOTAL
                                               ------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000                      MARCH         JUNE         SEPT.         DEC.
                                                  -----         ----         -----         ----
  Revenues                                       $ 166,306    $ 157,357     $ 153,285    $ 144,586    $ 621,534
  Amortization of intangible assets                  4,046        4,041         2,931        3,014       14,032
  Goodwill impairment and other charges              2,275          323        80,773          397       83,768
  Operating income (loss)                            5,493        6,894       (73,927)       4,643      (56,897)
  Net income (loss)                                  3,325        3,980       (76,888)       2,808      (66,775)
  Earnings (loss) per share - basic                  $0.06        $0.07        $(1.32)       $0.05       $(1.15)
  Earnings (loss) per share - diluted                $0.06        $0.07        $(1.32)       $0.05       $(1.15)

SIX MONTHS ENDED DECEMBER 31, 1999                SEPT.         DEC.
                                                  -----         ----
  Revenues                                       $ 187,042    $ 174,958           n/a          n/a    $ 362,000
  Amortization of intangible assets                  3,023        3,731           n/a          n/a        6,754
  Operating income                                  16,400       12,825           n/a          n/a       29,225
  Net income                                        10,260        7,383           n/a          n/a       17,643
  Earnings per share - basic                         $0.18        $0.13           n/a          n/a        $0.31
  Earnings per share - diluted                       $0.18        $0.13           n/a          n/a        $0.30

FISCAL YEAR ENDED JUNE 30, 1999                   SEPT.         DEC.         MARCH         JUNE
                                                  -----         ----         -----         ----
  Revenues                                       $ 165,658    $ 174,056     $ 184,901    $ 195,046    $ 719,661
  Amortization of intangible assets                  1,082        1,069         2,314        3,055        7,520
  Goodwill impairment and other charges              1,535            -             -            -        1,535
  Operating income                                  18,760       23,148        23,880       23,552       89,340
  Net income                                        11,117       14,320        14,883       14,175       54,495
  Earnings per share - basic                         $0.21        $0.27         $0.27        $0.24        $0.98
  Earnings per share - diluted                       $0.20        $0.26         $0.26        $0.24        $0.95

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement (the "Proxy Statement") within 120 days of December 31, 2000 and certain information included therein is incorporated herein by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to CIBER's 2001 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to CIBER's 2001 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to CIBER's 2001 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to CIBER's 2001 Proxy Statement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements

           The following financial statements are filed as part of this report:

           Independent Auditors' Report

           Consolidated Statements of Operations - Years Ended June 30, 1998 and
                  1999, the Six Months Ended December 31, 1999, and the Years Ended December 31, 1999 (unaudited) and 2000.

           Consolidated Balance Sheets - June 30, 1999, and December 31, 1999 and 2000.

           Consolidated Statements of Shareholders' Equity - Years Ended June
                  30, 1998 and 1999, the Six Months Ended December 31, 1999 and the Year Ended December 31, 2000.

           Consolidated Statements of Cash Flows - Years Ended June 30, 1998 and
                  1999, the Six Months Ended December 31, 1999, and the Years Ended December 31, 1999 (unaudited) and 2000.

           Notes to Consolidated Financial Statements

     (2)   Financial Statement Schedules

           None.

(2)        Exhibits

     Number       Description of Exhibits
     3(i)         Amended and Restated Certificate of Incorporation of CIBER,
                  Inc.; Certificate of Amendment to Amended and Restated
                  Certificate of Incorporation of CIBER, Inc. dated October 29,
                  1996; Certificate of Amendment to Amended and Restated
                  Certificate of Incorporation of CIBER, Inc. dated March 4,
                  1998 incorporated by reference to the Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1998; Certificate of
                  Amendment to Amended and Restated Certificate of Incorporation
                  of CIBER, Inc. dated October 29, 1999 incorporated by
                  reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
     3(ii)        Amended and Restated Bylaws of CIBER, Inc. as adopted
                  December 2, 1999, incorporated by reference to the Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2000
     4.1          Form of Common Stock Certificate (1)
     4.2          Rights  Agreement, dated as of August 31, 1998, between CIBER,
                  Inc. and UMB Bank, N. A., and exhibits, incorporated by
                  reference to the Form 8-K filed by CIBER on September 16, 1998
     10.1         1989 CIBER, Inc. Employee Stock Option Plan (1)
     10.2         Form of CIBER, Inc. Non-Employee Directors' Stock Option Plan (1)
     10.3         CIBER, Inc. Equity Incentive Plan (Amended and restated as of
                  May 4, 1998 and subsequently amended as of October 28, 1999)
                  incorporated by reference to the Proxy Statement for the year ended June 30, 1999
     10.4         CIBER, Inc. Non-Employee Directors' Stock Compensation Plan
                  (as amended July 1, 1997), incorporated by reference to the
                  Annual Report on Form 10-K for the year ended June 30, 1998
     10.5         Unsecured Credit Agreement with UMB Bank Colorado dated
                  November 1, 2000, incorporated by reference to the Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2000
     10.6         Agreement and Plan of Reorganization and Liquidation by and
                  among CIBER, Inc., CIBER Integration Services, Inc., Business
                  Impact Systems, Inc. and the Affiliated Stockholders of
                  Business Impact Systems, Inc. dated February 26, 1999,
                  incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 1, 1999
     10.7         Salary Continuation Retirement Plan for Mac J. Slingerlend,
                  incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1996
     10.8         Employment Agreement between CIBER, Inc. and Mac J.
                  Slingerlend (2)
     10.9         Employment Agreement between CIBER, Inc. and Joseph A. Mancuso
                  (2)
     10.10        Promissory Note between CIBER, Inc. and Joseph A. Mancuso, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
     10.11        Waterstone, Inc. Equity Incentive Plan, as amended and
                  restated October 2, 1999*
     10.12        Employment Agreement between CIBER, Inc. and David G. Durham*
     10.13        Employment Agreement between DigiTerra, Inc. and Steve Boyd*
     21.1         List of Subsidiaries of CIBER, Inc.*
     23.1         Consent of KPMG LLP*

     ------------

     (1) Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-74774), as filed with the Commission on February 2, 1994.
     (2) Incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1999.

     *            Filed herewith

(b)        REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 2000

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIBER, INC.
                                   (Registrant)

Date: March 23, 2001               By /s/ Mac J. Slingerlend
                                      --------------------------------------
                                      Mac J. Slingerlend
                                      CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                      SECRETARY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                  Title                               Date
   /s/ BOBBY G. STEVENSON             Chairman of the Board and Founder            March 23, 2001
   ----------------------
     Bobby G. Stevenson

   /s/ MAC J. SLINGERLEND            Chief Executive Officer, President,           March 23, 2001
   ----------------------                  Secretary and Director
     Mac J. Slingerlend


    /s/ DAVID G. DURHAM             Chief Financial Officer, Senior Vice           March 23, 2001
    -------------------              President and Treasurer (Principal
      David G. Durham                         Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO        Vice President/Chief Accounting Officer         March 23, 2001
---------------------------            (Principal Accounting Officer)
  Christopher L. Loffredo


/s/ JAMES G. BROCKSMITH, JR.                      Director                         March 23, 2001
----------------------------
  James G. Brocksmith, Jr.


 /s/ ARCHIBALD J. MCGILL                          Director                         March 23, 2001
 -------------------------
    Archibald J. McGill

  /s/ RICHARD A. MONTONI                          Director                         March 23, 2001
  ------------------------
     Richard A. Montoni

  /s/ JAMES A. RUTHERFORD                         Director                         March 23, 2001
  -----------------------
    James A. Rutherford