Form 10-Q
period 2001-03-31
CIBER INC
filed 2001-05-07
CIK 918581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001


                         COMMISSION FILE NUMBER 0-23488


                                   CIBER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                   38-2046833
       (STATE OF INCORPORATION)                       (I.R.S. EMPLOYER
                                                     IDENTIFICATION NO.)



                                5251 DTC PARKWAY
                                   SUITE 1400
                           GREENWOOD VILLAGE, CO 80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  Registrant's Telephone Number: (303) 220-0100

                                   -----------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes _X_ No ___

As of March 31, 2001, there were 57,031,471 shares of the Registrant's common stock ($0.01 par value) outstanding.

                                   CIBER, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          PAGE
       PART I.       FINANCIAL INFORMATION


       Item 1.       Financial Statements (unaudited):

                     Consolidated Statements of Operations
                     Three months ended March 31, 2001 and 2000                                             3

                     Consolidated Balance Sheets
                     March 31, 2001 and December 31, 2000                                                   4

                     Consolidated Statements of Cash Flows
                     Three months ended March 31, 2001 and 2000                                             5

                     Consolidated Statement of Shareholders' Equity
                     Three months ended March 31, 2001                                                      6

                     Notes to Consolidated Financial Statements                                             7


       Item 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                             10


       Item 3.       Quantitative and Qualitative Disclosures About Market Risk                            11

      PART II.       OTHER INFORMATION                                                                     12

                     SIGNATURES                                                                            13

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ------------------------------
     IN THOUSANDS, EXCEPT PER SHARE DATA                                              2000              2001
                                                                                   ------------      ------------
     Consulting services                                                             $156,407          $138,824
     Other revenues                                                                     9,899             7,040
                                                                                   ------------      ------------
          Total revenues                                                              166,306           145,864
                                                                                   ------------      ------------

     Cost of consulting services                                                      106,654            96,562
     Cost of other revenues                                                             6,007             4,545
     Selling, general and administrative expenses                                      41,831            39,179
     Amortization of intangible assets                                                  4,046             3,025
     Nonrecurring and other charges                                                     2,275                 -
                                                                                   ------------      ------------
          Operating income                                                              5,493             2,553
     Interest income                                                                      510               172
     Interest expense                                                                    (220)              (59)
     Other income (expense), net                                                           (5)               22
                                                                                   ------------      ------------
          Income before income taxes                                                    5,778             2,688
     Income tax expense                                                                 2,453             1,123
                                                                                   ------------      ------------
          Net income                                                                   $3,325            $1,565
                                                                                   ============      ============

     Earnings per share - basic                                                         $0.06             $0.03

     Earnings per share - diluted                                                       $0.06             $0.03

     Weighted average shares - basic                                                   57,845            57,265

     Weighted average shares - diluted                                                 59,211            57,698


See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               DECEMBER 31,         MARCH 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                                                2000               2001
                                                                               -------------     ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  19,193          $   5,874
   Accounts receivable, net                                                        127,217            121,583
   Prepaid expenses and other current assets                                         5,689              7,073
   Income taxes refundable                                                           2,775              1,930
   Deferred income taxes                                                             2,538              3,347
                                                                               -------------     ---------------
       Total current assets                                                        157,412            139,807
                                                                               -------------     ---------------

Property and equipment, at cost                                                     55,388             58,201
Less accumulated depreciation and amortization                                     (30,082)           (32,440)
                                                                               -------------     ---------------
       Net property and equipment                                                   25,306             25,761
                                                                               -------------     ---------------

Intangible assets, net                                                             137,057            137,688
Deferred income taxes                                                                3,173              3,251
Other assets                                                                         3,399              3,264
                                                                               -------------     ---------------
       Total assets                                                               $326,347           $309,771
                                                                               =============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $  17,092         $    6,429
    Acquisition costs payable                                                        3,134              1,276
    Accrued compensation and payroll taxes                                          24,342             24,550
    Other accrued expenses and liabilities                                           9,354              7,630
    Income taxes payable                                                               572                509
                                                                               -------------     ---------------
       Total current liabilities                                                    54,494             40,394
                                                                               -------------     ---------------
Minority interest                                                                      836               (175)
Contingent redemption value of put options                                             775                625
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued                                                      -                  -
   Common stock, $0.01 par value, 100,000,000 shares authorized,
       59,579,000 and 59,582,000 shares issued                                         596                596
   Additional paid-in capital                                                      229,732            230,887
   Retained earnings                                                                70,098             62,637
   Accumulated other comprehensive loss                                             (1,470)            (2,399)
   Treasury stock, 2,804,000 and 2,550,000 shares, at cost                         (28,714)           (22,794)
                                                                               -------------     ---------------
       Total shareholders' equity                                                  270,242            268,927
                                                                               -------------     ---------------
       Total liabilities and shareholders' equity                                 $326,347           $309,771
                                                                               =============     ===============



See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             -------------------------------
IN THOUSANDS                                                                     2000               2001
                                                                             -------------       -----------
OPERATING ACTIVITIES:
     Net income                                                                  $3,325             $1,565
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation                                                             2,340              2,382
         Amortization of intangible assets                                        4,046              3,025
         Deferred income taxes                                                     (711)              (949)
         Other, net                                                                  49               (120)
         Changes in operating assets and liabilities,
             net of the effect of acquisitions:
              Accounts receivable                                                (7,371)             6,096
              Other current and long-term assets                                   (356)            (1,878)
              Accounts payable                                                      481            (11,022)
              Accrued compensation and payroll taxes                               (157)              (127)
              Other accrued expenses and liabilities                              2,806             (2,083)
              Income taxes payable/refundable                                       (17)             1,740
                                                                             -------------       -----------
                  Net cash provided by (used in) operating activities             4,435             (1,371)
                                                                             -------------       -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (1,327)            (1,800)
     Acquisitions, net of cash acquired                                         (12,326)            (7,342)
     Repayment of advances to Agilera                                             9,908                  -
     Purchases of investments                                                         -                (41)
     Sales of investments                                                             -                168
                                                                             -------------       -----------
                  Net cash used in investing activities                          (3,745)            (9,015)
                                                                             -------------       -----------

FINANCING ACTIVITIES:
     Employee stock purchases and options exercised                               3,868              1,601
     Net payments on bank line of credit                                         (2,625)                 -
     Purchases of treasury stock                                                 (2,402)            (4,705)
                                                                             -------------       -----------
                  Net cash used in financing activities                          (1,159)            (3,104)
                                                                             -------------       -----------
     Effect of foreign exchange rate changes on cash                                  -                171
                  Net decrease in cash and cash equivalents                        (469)           (13,319)
     Cash and cash equivalents, beginning of period                               2,858             19,193
                                                                             -------------       -----------
     Cash and cash equivalents, end of period                                    $2,389             $5,874
                                                                             =============       ===========



See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                ACCUMULATED
                                    COMMON STOCK      ADDITIONAL                    OTHER                       TOTAL
                                 -------------------    PAID-IN     RETAINED    COMPREHENSIVE    TREASURY   SHAREHOLDERS'
IN THOUSANDS                       SHARES     AMOUNT    CAPITAL     EARNINGS        LOSS          STOCK         EQUITY
                                 ----------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 2001         59,579      $596   $229,732     $70,098       $(1,470)     $(28,714)      $270,242
Net income                               -         -          -       1,565             -             -          1,565
Unrealized gain on investments,
     net of tax of  $62                  -         -          -           -            94             -             94
Foreign currency translation             -         -          -           -        (1,023)            -         (1,023)
Employee stock purchases
     and options exercised               1         -          2      (9,026)            -        10,625          1,601
Tax benefit from exercise
     of stock options                    -         -        958           -             -             -            958
Contingent liability for put             -         -        150           -             -             -            150
     options
Stock compensation expense               2         -         45           -             -             -             45
Purchases of treasury stock              -         -          -           -             -        (4,705)        (4,705)
                                 ----------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2001          59,582      $596   $230,887     $62,637       $(2,399)     $(22,794)      $268,927
                                 ========================================================================================


   See accompanying notes to consolidated financial statements.

                          CIBER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of operating results that can be expected for the full year.

INCOME TAXES. We record interim period income tax expense based on management's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

MINORITY INTEREST. The minority interest in the net loss of subsidiaries was $4,000 and $153,000 for the three months ended March 31, 2000 and 2001, respectively and is included in other income, net in the consolidated statements of operations. At December 31, 2000, we owned 88% of Waterstone, Inc. In January 2001, we purchased most of the shares that represented the minority interest in Waterstone for $1.7 million. As a result, in 2001, we recorded goodwill of $792,000, which will be amortized over 10 years. This transaction increased our ownership in Waterstone to 99%.

(2) ACQUISITIONS

iXL SAN FRANCISCO, INC. ("iXL-SF") - On February 28, 2001, we acquired certain assets and liabilities and all of the business operations of iXL-SF for $2.9 million. Per the terms of the agreement, additional consideration of up to $500,000 may be paid based on the acquired business achieving certain performance objectives. We have recorded initial goodwill of $2.1 million related to this acquisition, which will be amortized over 10 years. Any additional consideration paid will be recorded as additional goodwill. iXL-SF, located in San Francisco, California, provided IT consulting services similar to our subsidiary Waterstone, Inc. and operates after the acquisition as part of Waterstone.

BROADBANDLIVING, INC. ("BROADBANDLIVING") - On February 28, 2001, we acquired certain assets and liabilities and all of the business operations of BroadbandLiving for $1.4 million. Per the terms of the agreement, additional consideration of up to $1,000,000 may be paid based on the acquired business achieving certain performance objectives through February 28, 2002. Any additional consideration shall be paid in common stock of our subsidiary, DigiTerra, Inc. We have recorded initial goodwill of $1.3 million related to this acquisition, which will be amortized over 6 years. Any additional consideration paid will be recorded as additional goodwill. BroadbandLiving, located in Denver, Colorado, provided broadband information and referral services and operates after the acquisition as part of DigiTerra.

(3) EARNINGS PER SHARE

The computation of earnings per share - basic and diluted is as follows (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        2000         2001
                                                     ------------ ------------
Numerator:
  Net income                                          $  3,325     $  1,565
                                                     ------------ ------------
Denominator:
  Basic weighted average shares outstanding             57,845       57,265
  Dilutive effect of employee stock options              1,366          363
  Dilutive effect of put options                             -           70
                                                     ------------ ------------
  Diluted weighted average shares outstanding           59,211       57,698
                                                     ============ ============

Earnings per share - basic                               $0.06        $0.03
Earnings per share - diluted                             $0.06        $0.03


The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares - diluted was 1,416,000 and 4,235,000 for the three months ended March 31, 2000 and 2001, respectively.

(3) COMPREHENSIVE INCOME

Comprehensive income includes net income plus changes in the net unrealized gain/loss on investments and the cumulative foreign currency translation adjustment. Comprehensive income was $3,325,000 and $636,000 for the three months ended March 31, 2000 and 2001, respectively.

(4) SHARE REPURCHASE PROGRAM

On April 17, 2001 our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. A total of 6,888,000 shares have been authorized for repurchase. As of March 31, 2001, we have repurchased 5,482,000 shares under this program.

(5) SEGMENT INFORMATION

We manage our operations based on our legal operating entities that are differentiated by products and services offered. We have two reportable segments, CIBER Operations and DigiTerra. All Other includes our subsidiaries, Waterstone, Solution Partners and Enspherics. CIBER Operations refers to the branch offices doing business under the CIBER name. CIBER Operations provides a wide range of IT services and products including project execution, supplemental IT staffing and consulting in leading-edge practice areas such as IT architecture and strategy, business intelligence/customer loyalty, Internet solutions, network infrastructure and security, wireless integration and IT outsourcing. DigiTerra provides package software implementation services ranging from enterprise resource planning (ERP) to supply chain optimization, customer relationship management and e-business components. DigiTerra also provides related hardware sizing and procurement services as an authorized remarketer of certain computer hardware. Solution Partners, located in the Netherlands, provides SAP software implementation consulting and e-business solutions in custom environments. Waterstone (formerly known as Neovation, Inc.) provides strategic, technical and creative services including e-business planning, assessments and solutions, customer relationship management, supply chain management, web content development and design and custom integration services. Enspherics provides custom designed IT security solutions to clients who operate in high-risk environments. We evaluate each segment based on operating income before amortization of intangible assets and nonrecurring and other charges. The following presents information about our segments (in thousands):

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                               2000                   2001
                                                                        -------------------    -------------------
Total revenues:
  CIBER Operations                                                              $121,135               $107,524
  DigiTerra                                                                       40,865                 33,383
  All other                                                                        5,509                  5,779
  Inter-segment                                                                   (1,203)                  (822)
                                                                        -------------------    -------------------
     Total                                                                      $166,306               $145,864
                                                                        ===================    ===================
Inter-segment revenues:
  CIBER Operations                                                             $     (55)                $  (15)
  DigiTerra                                                                         (875)                  (563)
  All other                                                                         (273)                  (244)
                                                                        -------------------    -------------------
     Total                                                                       $(1,203)                 $(822)
                                                                        ===================    ===================

Income from operations:
  CIBER Operations                                                                $9,324                 $7,063
  DigiTerra                                                                        2,182                    138
  All other                                                                          308                 (1,623)
                                                                        -------------------    -------------------
     Total                                                                        11,814                  5,578
  Amortization of intangibles                                                     (4,046)                (3,025)
  Nonrecurring and other charges                                                  (2,275)                     -
                                                                        -------------------    -------------------
     Operating income                                                             $5,493                 $2,553
                                                                        ===================    ===================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. WITH THE EXCEPTION OF HISTORICAL MATTERS AND STATEMENTS OF CURRENT STATUS, CERTAIN MATTERS DISCUSSED BELOW ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM TARGETS OR PROJECTED RESULTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, GROWTH THROUGH BUSINESS COMBINATIONS AND INTERNAL EXPANSION, THE ABILITY TO ATTRACT AND RETAIN QUALIFIED CONSULTANTS, DEPENDENCE ON SIGNIFICANT RELATIONSHIPS AND THE ABSENCE OF LONG-TERM CONTRACTS, MANAGEMENT OF A RAPIDLY CHANGING BUSINESS, PROJECT RISKS, COMPETITION, INTERNET GROWTH AND USAGE, INTERNAL EXPANSION, POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, AND PRICE VOLATILITY. MANY OF THESE FACTORS ARE BEYOND OUR ABILITY TO PREDICT OR CONTROL. PLEASE REFER TO A DISCUSSION OF THESE FACTORS IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS." WE DISCLAIM ANY INTENT OR OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN ADDITION, AS A RESULT OF THESE AND OTHER FACTORS, OUR PAST FINANCIAL PERFORMANCE SHOULD NOT BE RELIED ON AS AN INDICATION OF FUTURE PERFORMANCE.

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

Total revenues for the three months ended March 31, 2001 decreased 12% to $145.9 million from $166.3 million for the quarter ended March 31, 2000. Consulting services revenues decreased 11% and other revenues, primarily sales of computer hardware products, decreased to $7.0 million for the three months ended March 31, 2001 from $9.9 million for the same quarter last year. CIBER Operations revenues decreased 11% while DigiTerra revenues decreased 18%, when compared to last year. Total revenues for the first quarter of 2001 were up 1% sequentially from the fourth quarter of 2000.

The gross margin percentage on consulting services decreased to 30.4% of revenues for the three months ended March 31, 2001 from 31.8% of revenues for the same quarter of last year. CIBER Operations gross margin on consulting services declined to 29.3% for the quarter ended March 31, 2001 from 30.7% in 2000. DigiTerra consulting gross margin improved to 35.4% in 2001 from 33.7% in 2000, while consulting gross margin from all other operations declined to 22.9% in 2001 from 40.4% in 2000. Gross margin percentage on other revenues declined to 35.4% for the quarter ended March 31, 2001 from 39.3% in 2000 primarily due to reduced hardware commission revenue during the quarter ended March 31, 2001.

Selling, general and administrative expenses ("SG&A") decreased to $39.2 million for the quarter ended March 31, 2001 from $41.8 million in 2000, as we have made efforts to better align our SG&A costs with our current revenue levels. As a percentage of sales, SG&A increased to 26.9% for the year quarter March 31, 2001 from 25.2% in 2000. This reflects the semi-fixed nature of SG&A costs and the decline in revenues. We also incurred additional SG&A in first quarter of 2001 related to new marketing and branding initiatives of DigiTerra.

Income from operations before amortization and nonrecurring and other charges (which is how we internally measure our operations) decreased to $5.6 million for the quarter ended March 31, 2001 from $11.8 million for the same quarter of last year. CIBER operations decreased $2.3 million, DigiTerra decreased $2.0 million and all other operations decreased $1.9 million.

Nonrecurring charges of $2.3 million were incurred during the three months ended March 31, 2000. Of this charge, $975,000 was the result of an asset write-down and the remainder was due to severance costs. The asset write-down resulted from our planned spin off of DigiTerra. The severance costs resulted from involuntary terminations related to personnel realignment.

Amortization of intangible assets decreased to $3.0 million for the three months ended March 31, 2001 from $4.0 million for the same quarter last year. This decrease was primarily due to the $80.8 million write down of certain goodwill effective July 1, 2000.

Net other income, including interest income and interest expense, decreased to $135,000 for the three months ended March 31, 2001 from $285,000 for the same quarter last year. Fluctuations in interest income and expense is based on average balances invested or borrowed under the line of credit during the period.

Our effective tax rate was 41.8% for the three months ended March 31, 2001 and 42.5% for the same quarter of last year.

Our net income decreased to $1.6 million (1.1% of revenues) for the three months ended March 31, 2001 from $3.3 million (2.0% of revenues) for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, CIBER had $99.4 million of working capital and had a current ratio of 3.5:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year. We have a $35 million unsecured revolving line of credit with a bank. There were no outstanding borrowings under this bank line of credit at March 31, 2001. The credit agreement expires on July 1, 2001. We expect, although there can be no assurance, to be able to renew this line of credit on similar terms.

Our Board of Directors has authorized the repurchase of up to 6,888,000 shares of our common stock. The repurchase of 5,888,000 shares was authorized on June 21, 1999 and additional 1,000,000 shares were authorized on April 17, 2001. As of March 31, 2001, we have purchased 5,482,000 shares of our common stock under our share repurchase program, including 802,000 shares repurchased during the quarter ended March 31, 2001. We may use significant amounts of cash for the repurchase of our stock or to acquire other businesses. As a result, we may borrow to finance such activities. Such future borrowings may include bank, private or public debt.

Net cash provided by (used in) operating activities was $(1.4) million and $4.4 million for the three months ended March 31, 2001 and 2000, respectively. Changes in operating assets and liabilities have used significant amounts of cash. Accounts receivable totaled $121.6 million at March 31, 2001 compared to $127.2 million at December 31, 2000. Accounts receivable days sales outstanding ("DSO") was 76 days at March 31, 2001 as compared to 80 days at December 31, 2000.

Net cash used in investing activities was $9.0 million and $3.7 million during the three months ended March 31, 2001 and 2000, respectively. CIBER used cash of $7.3 million and $12.3 million during the three months ended March 31, 2001 and 2000, respectively, for acquisitions. Cash paid for acquisitions includes payments of amounts previously recorded as acquisition costs payable as well as additional consideration on previous acquisitions. During the three months ended March 31, 2000, we received $9.9 million as repayment of advances to Agilera. We purchased property and equipment of $1.8 million and $1.3 million during the three months ended March 31, 2001 and 2000, respectively.

Net cash used in provided by financing activities was $3.1 million and $1.2 million during the three months ended March 31, 2001 and 2000, respectively. We obtained net cash proceeds from sales of common stock to employees (including the exercise of stock options) of $1.6 million and $3.9 million during the three months ended March 31, 2001 and 2000, respectively. We purchased treasury stock of $4.7 million and $2.4 million during the three months ended March 31, 2001 and 2000, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks were reported in our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in these risks since the end of the year.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           On April 18, 2001 we announced that our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock and the continuance of our share repurchase program. On June 21, 1999, our Board of Directors authorized the repurchase of up to 5,888,000 shares of our common stock. A total of 6,888,000 shares have been authorized under our repurchase program, of which, as of April 18, 2001, 5,652,000 shares have been repurchased.
           The timing and amount of shares repurchased is determined by us based on our evaluation of market and business conditions. We expect to use shares repurchased for our stock-based plans and other general corporate purposes. As of April 18, 2001, we have reissued 3,275,000 repurchased shares under our stock-based plans and for acquisitions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           EXHIBITS

           3(i) Amended and Restated Bylaws of CIBER, Inc., as adopted February 15, 2001

           10.1 CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001


           REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 2001

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   CIBER, INC.
                                  (Registrant)



         Date: May 7, 2001         By  /s/ Mac J. Slingerlend
               -----------            ------------------------------------------
                                       Mac J. Slingerlend
                                       Chief Executive Officer,
                                       President and Secretary


         Date: May 7, 2001         By  /s/ David G. Durham
               -----------            ------------------------------------------
                                       David G. Durham
                                       Chief Financial Officer,
                                       Senior Vice President and Treasurer