Form 10-Q
period 2001-06-30
CIBER INC
filed 2001-08-10
CIK 918581

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2001

Commission file number 0-23488

CIBER, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	38-2046833 (I.R.S. Employer Identification No.)

5251 DTC Parkway
Suite 1400
Greenwood Village, CO 80111
(Address of principal executive offices)

Telephone Number: (303) 220-0100

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, there were 57,105,497 shares of the Registrant's common stock ($0.01 par value) outstanding.

CIBER, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION

CIBER, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
	(In thousands, except per share data)
Consulting services	$148,685	$132,258	$305,092	$271,082
Other revenues	8,672	7,751	18,571	14,791

Total revenues	157,357	140,009	323,663	285,873

Cost of consulting services	101,041	91,604	207,695	188,166
Cost of other revenues	5,489	4,050	11,496	8,595
Selling, general and administrative expenses	39,569	39,926	81,400	79,105
Amortization of intangible assets	4,041	3,065	8,087	6,090
Other charges	323	1,242	2,598	1,242

Operating income	6,894	122	12,387	2,675
Interest income	247	69	757	241
Interest expense	(44)	(48)	(264)	(107)
Other income (expense), net	99	262	94	284

Income before income taxes	7,196	405	12,974	3,093
Income tax expense	3,216	30	5,669	1,153

Net income	$3,980	$375	$7,305	$1,940

Earnings per share—basic	$0.07	$0.01	$0.13	$0.03
Earnings per share—diluted	$0.07	$0.01	$0.12	$0.03
Weighted average shares—basic	58,012	57,149	57,929	57,207
Weighted average shares—diluted	58,780	57,577	58,996	57,638

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	December 31, 2000	June 30, 2001
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$19,193	$15,958
Accounts receivable, net	127,217	120,459
Prepaid expenses and other current assets	5,689	7,388
Income taxes refundable	2,775	2,243
Deferred income taxes	2,538	3,836

Total current assets	157,412	149,884

Property and equipment, at cost	55,388	59,391
Less accumulated depreciation and amortization	(30,082)	(34,362)

Net property and equipment	25,306	25,029

Intangible assets, net	137,057	135,216
Deferred income taxes	3,173	3,336
Other assets	3,399	3,407

Total assets	$326,347	$316,872

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$17,092	$13,893
Acquisition costs payable	3,134	959
Accrued compensation and payroll taxes	24,342	24,187
Other accrued expenses and liabilities	9,354	7,734
Income taxes payable	572	847

Total current liabilities	54,494	47,620

Minority interest	836	—
Contingent redemption value of put options	775	—
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,579,000 and 59,581,000 shares issued	596	596
Additional paid-in capital	229,732	231,566
Retained earnings	70,098	61,342
Accumulated other comprehensive loss	(1,470)	(2,845)
Treasury stock, 2,804,000 and 2,476,000 shares, at cost	(28,714)	(21,407)

Total shareholders' equity	270,242	269,252

Total liabilities and shareholders' equity	$326,347	$316,872

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2000	2001
	(In thousands)
Operating activities:
Net income	$7,305	$1,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,664	4,296
Amortization of intangible assets	8,087	6,090
Deferred income taxes	(1,277)	(1,527)
Other, net	4	(310)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,892)	7,220
Other current and long-term assets	(2,422)	(1,937)
Trade payables	(2,161)	(3,558)
Accrued compensation and payroll taxes	954	(490)
Other accrued expenses and liabilities	3,805	(1,979)
Income taxes payable/refundable	(3,364)	1,789

Net cash provided by operating activities	9,703	11,534

Investing activities:
Purchases of property and equipment	(3,269)	(2,982)
Acquisitions, net of cash acquired	(12,389)	(8,610)
Reduction of advances to Agilera, Inc.	9,908	—
Purchases of investments	—	(340)
Sale of investments	—	467

Net cash used in investing activities	(5,750)	(11,465)

Financing activities:
Employee stock purchases and options exercised	6,899	3,154
Proceeds from sale of put options	304	—
Net payments on bank line of credit	(5,355)	—
Purchases of treasury stock	(2,808)	(6,541)

Net cash used in financing activities	(960)	(3,387)

Effect of foreign exchange rate change on cash	—	83

Net increase (decrease) in cash and cash equivalents	2,993	(3,235)
Cash and cash equivalents, beginning of period	2,858	19,193

Cash and cash equivalents, end of period	$5,851	$15,958

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(Unaudited)

	Common stock				Accumulated other comprehensive loss
			Additional paid-in capital	Retained earnings		Treasury stock	Total shareholders' equity
	Shares	Amount
	(In thousands)
Balances at January 1, 2001	59,579	$596	$229,732	$70,098	$(1,470)	$(28,714)	$270,242
Net income	—	—	—	1,940	—	—	1,940
Unrealized gain on investments, net of tax of $66	—	—	—	—	94	—	94
Foreign currency translation	—	—	—	—	(1,469)	—	(1,469)
Employee stock purchases and options exercised	1	—	2	(10,696)	—	13,848	3,154
Tax benefit from exercise of stock options	—	—	982	—	—	—	982
Contingent liability for put options	—	—	775	—	—	—	775
Stock compensation expense	1	—	75	—	—	—	75
Purchases of treasury stock	—	—	—	—	—	(6,541)	(6,541)

Balances at June 30, 2001	59,581	$596	$231,566	$61,342	$(2,845)	$(21,407)	$269,252

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

    The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of operating results for the full year.

    Income Taxes.  We record interim-period income tax expense based on management's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

    Minority Interest.  The minority interest in the net loss of subsidiaries was $4,000 and $225,000 for the three months ended June 30, 2000 and 2001, respectively and $101,000 and $378,000 for the six months ended June 30, 2000 and 2001. These amounts have been included in other income, net, in the consolidated statements of operations. At December 31, 2000, we owned 88% of Waterstone, Inc. In January 2001, we purchased most of the shares that represented the minority interest in Waterstone for $1.7 million. As a result, in 2001, we recorded goodwill of $792,000, which will be amortized over 10 years. This transaction increased our ownership in Waterstone to 99%.

(2) Earnings per share

    The computation of earnings per share—basic and diluted is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Numerator:
Net income	$3,980	$375	$7,305	$1,940

Denominator:
Basic weighted average shares outstanding	58,012	57,149	57,929	57,207
Dilutive effect of employee stock options	750	428	1,049	431
Dilutive effect of put options	18	—	18	—

Diluted weighted average shares outstanding	58,780	57,577	58,996	57,638

Earnings per share—basic	$0.07	$0.01	$0.13	$0.03
Earnings per share—diluted	$0.07	$0.01	$0.12	$0.03

    The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares—diluted was 4,077,103 and 3,478,472 for the three months ended June 30, 2000 and 2001, respectively and 2,746,770 and 3,856,741 for the six months ended June 20, 2000 and 2001 respectively.

(3) Other charges

    Other charges incurred during the quarter ended June 30, 2001 included severance costs of $718,000 and lease termination costs of $406,000. The severance costs were incurred as a result of involuntary terminations related to personnel re-alignment. The lease termination costs were incurred as a result of early terminations of certain office leases.

(4) Acquisitions

    iXL San Francisco, Inc. ("iXL-SF")—On February 28, 2001, we acquired certain assets and liabilities and all of the business operations of iXL-SF for $2.9 million. Per the terms of the agreement, additional consideration of up to $500,000 may be paid based on the acquired business achieving certain performance objectives. We have recorded initial goodwill of $2.1 million related to this acquisition, which will be amortized over 10 years. Any additional consideration paid will be recorded as additional goodwill. iXL-SF, located in San Francisco, California, provided IT consulting services similar to our subsidiary Waterstone, Inc. and operates after the acquisition as part of Waterstone.

    BroadbandLiving, Inc. ("BroadbandLiving")—On February 28, 2001, we acquired certain assets and liabilities and all of the business operations of BroadbandLiving for $1.4 million. Per the terms of the agreement, additional consideration of up to $1.0 million may be paid based on the acquired business achieving certain performance objectives through February 28, 2002. Any additional consideration shall be paid in common stock of our subsidiary, DigiTerra, Inc. We have recorded initial goodwill of $1.3 million related to this acquisition, which will be amortized over 6 years. Any additional consideration paid will be recorded as additional goodwill. BroadbandLiving, located in Denver, Colorado, provided broadband information and referral services and operates after the acquisition as part of DigiTerra.

(5) Revolving Line of Credit

    We had a $35 million unsecured revolving line of credit with a bank, which expired on June 30, 2001. There were no outstanding borrowings under our bank line of credit at June 30, 2000 and 2001. In July 2001, we renewed our unsecured line of credit for $25 million, on substantially similar terms. The new credit facility expires June 30, 2002.

(6) Comprehensive Income/(loss)

    Comprehensive income (loss) includes net income (loss) plus changes in net unrealized gain/loss on investments and cumulative foreign currency translation adjustment. Comprehensive income/(loss) was $4.0 million and $(71,000) for the three months ended June 30, 2000 and 2001 respectively, and $7.3 million and $565,000 for the six months ended June 30, 2000 and 2001 respectively.

(7) Share Repurchase Program

    On April 17, 2001 our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. A total of 6,888,000 shares have been authorized for repurchase. As of June 30, 2001 we have repurchased 5,780,000 shares under this program.

(8) Segment Information

    We manage our operations based on our legal operating entities that are differentiated by products and services offered. We have two reportable segments, CIBER Operations and DigiTerra. All Other includes our subsidiaries, Waterstone, Solution Partners and Enspherics. CIBER Operations refers to the branch offices doing business under the CIBER name. CIBER Operations provides a wide range of IT services and products including project execution, supplemental IT staffing and consulting in leading-edge practice areas such as strategic and enterprise integration, Internet services, business intelligence, network integration and security, wireless solutions and IT outsourcing. DigiTerra provides package software implementation services ranging from enterprise resource planning (ERP) to supply chain optimization, customer relationship management and e-business components. DigiTerra also provides related hardware sizing and procurement services as an authorized remarketer of certain computer hardware. We evaluate each segment based on operating income before amortization of intangible assets and nonrecurring and other charges. The following presents financial information about our segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Total revenues:
CIBER operations	$116,288	$102,643	$237,423	$210,167
DigiTerra	38,675	32,504	81,219	65,887
All other	3,684	5,723	7,255	11,502
Inter-segment	(1,290)	(861)	(2,234)	(1,683)

Total	$157,357	$140,009	$323,663	$285,873

Inter-segment revenues:
CIBER Operations	$(43)	$(82)	$(98)	$(97)
DigiTerra	(807)	(402)	(1,682)	(965)
All other	(440)	(377)	(454)	(621)

Total	$(1,290)	$(861)	$(2,234)	$(1,683)

Income (loss) from operations:
CIBER operations	$9,491	$5,933	$18,815	$12,996
DigiTerra	1,589	122	3,771	260
All other	178	(1,626)	486	(3,249)

Total	11,258	4,429	23,072	10,007
Amortization of intangibles	(4,041)	(3,065)	(8,087)	(6,090)
Other charges	(323)	(1,242)	(2,598)	(1,242)

Operating income	$6,894	$122	$12,387	$2,675

(9) Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The non-amortization and amortization provisions of SFAS 142 are effective for goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS 142 effective January 1, 2002. We expect the adoption of these accounting standards will result in a reduction of our amortization of goodwill commencing January 1, 2002, however, periodic impairment reviews may result in future write downs.

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

Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000

    Total revenues for the three months ended June 30, 2001 decreased 11% to $140.0 million from $157.4 million for the quarter ended June 30, 2000. Consulting service revenues decreased 11% and other revenues, primarily sales of computer hardware products, decreased to $7.7 million for the three months ended June 30, 2001 from $8.7 million for the same quarter last year. Total revenues for the second quarter of 2001 decreased 4% from the first quarter of 2001. Delayed starts to new projects and increased competition have created a very challenging IT service marketplace in 2001. The decrease in revenues is primarily attributable to a decrease in billable consultants, as average bill rates and consultant utilization level have remained relatively consistent with the prior year.

    The gross margin percentage on consulting services decreased to 30.7% of revenues for the three months ended June 30, 2001 from 32.0% of revenues for the same quarter of last year. CIBER Operations gross margin on consulting services declined to 29.4% for the quarter ended June 30, 2001 from 30.6% in 2000. DigiTerra consulting gross margin improved to 35.5% in 2001 from 32.9% in 2000, while consulting gross margin from all other operations declined to 27.5% in 2001 from 50.9% in 2000. Gross margin percentage on other revenues improved to 47.7% for the quarter ended June 30, 2001 from 36.7% in 2000 primarily due to an increase in hardware commission revenue during the quarter ended June 30, 2001.

    Selling, general and administrative expenses ("SG&A") increased to $39.9 million for the quarter ended June 30, 2001 from $39.6 million in 2000. During the quarter ended June 30, 2001, we incurred $1.1 million of bad debt expense, primarily resulting from an adverse change in financial condition of a few clients. As a percentage of sales, SG&A increased to 28.5% for the quarter June 30, 2001 from 25.1% in 2000. This reflects the semi-fixed nature of SG&A costs and the decline in revenues.

    Income from operations before amortization and other charges (which is how we internally measure our operations) decreased to $4.4 million for the quarter ended June 30, 2001 from $11.3 million for the same quarter of last year. CIBER operations decreased $3.6 million, DigiTerra decreased $1.5 million and all other operations decreased $1.8 million.

    Other charges of $323,000 and $1.2 million were incurred during the three months ended June 30, 2000 and 2001, respectively. In 2001 we incurred severance costs as a result of involuntary terminations related to personnel realignment as well as, certain lease termination costs. In 2000, the other charges represent professional fees related to the attempted spin off of DigiTerra.

    Amortization of intangible assets decreased to $3.1 million for the three months ended June 30, 2001 from $4.0 million for the same quarter last year. The net decrease was primarily due to the $80.8 million write down of certain goodwill on July 1, 2000.

    Net other income, including interest income interest expense and minority interest, decreased to $283,000 for the three months ended June 30, 2001 from $302,000 for the same quarter last year. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period.

    Income tax expense decreased to $30,000 for the three months ended June 30, 2001 from $3.2 million for the same quarter last year. Our effective tax rate was 7.4% for the three months ended June 30, 2001 and 44.7% for the same period of last year. Excluding the impact of minority interest in net loss of subsidiaries (which is recorded net of tax) our effective tax rate was 16.7% for the three months ended June 30, 2001. The low effective tax rate in the June 2001 quarter primarily resulted from the impact of low foreign tax rates on significantly reduced pretax income.

    Our net income decreased to $375,000 (0.3% of revenues) for the three months ended June 30, 2001 from $4.0 million (2.5% of revenues) for the same quarter last year.

Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000

    Total revenues for the six months ended June 30, 2001 decreased 12% to $285.9 million from $323.7 million for the six months ended June 30, 2000. Consulting services revenues decreased 11% and other revenues, primarily sales of computer hardware products, decreased to $14.8 million for the six months ended June 30, 2001 from $18.6 million for the same six months of last year. CIBER operations revenues decreased 11% while DigiTerra revenues decreased 15%, when compared to the same period last year. Total revenues for the first six months of 2001 were down 4% sequentially from the last six months of 2000. Delayed starts to new projects and increased competition have created a very challenging IT service marketplace in 2001. The decrease in revenues is primarily attributable to a decrease in billable consultants, as average bill rates and consultant utilization level have remained relatively consistent with the prior year.

    The gross margin percentage on consulting services decreased to 30.5% of revenues for the six months ended June 30, 2001 from 31.9% of revenues for the same six months of last year. CIBER Operations gross margin on consulting services declined to 29.3% for the six months ended June 30, 2001 from 30.7% in 2000. DigiTerra consulting gross margin improved to 35.4% in 2001 from 33.3% in 2000, while consulting gross margin from all other operations declined to 25.3% for the six months ended June 30, 2001 from 45.8% for the same six months in 2000. Gross margin percentage on other revenues improved to 41.9% for the six months ended June 30, 2001 from 38.1% in 2000 primarily due to an increase in hardware commission revenue during the six months ended June 30, 2001.

    Selling, general and administrative expenses ("SG&A") decreased to $79.1 million for the six months ended June 30, 2001 from $81.4 million for the same period last year, as we have made efforts to better align our SG&A costs with our current revenue levels. During the six months ended June 30, 2001, we incurred $1.1 million of bad debt expense, primarily resulting from an adverse change in financial condition of a few clients. As a percentage of sales, SG&A increased to 27.7% for the six months ended June 30, 2001 compared to 25.1% for the same period last year. This reflects the semi-variable nature of SG&A.

    Income from operations before amortization and other charges (which is how we internally measure our operations) decreased to $10.0 million for the six months ended June 30, 2001 from

$23.1 million for the same six months of last year. CIBER operations decreased $5.8 million, DigiTerra decreased $3.5 million and all other operations decreased $3.7 million.

    Other charges of $2.6 million and $1.2 million were incurred during the six months ended June 30, 2000 and 2001, respectively. In 2001 we incurred severance costs as a result of involuntary terminations related to personnel realignment as well as, certain lease termination costs. In 2000, the other charges represent professional fees related to the planned spin off of DigiTerra.

    Amortization of intangible assets decreased to $6.1 million for the six months ended June 30, 2001 from $8.1 million for the same period last year. The net decrease was primarily due to the $80.8 million write down of certain goodwill effective July 1, 2000.

    Net other income, including interest income, interest expense and minority interest, decreased to $418,000 for the six months ended June 30, 2001 from $587,000 for the six months ended June 30, 2000. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period.

    Our effective tax rate was 37.3% for the six months ended June 30, 2001 and 43.7% for the same period of last year. Excluding the impact of minority interest in net loss of subsidiaries (which is recorded net of tax) our effective tax rate was 42.5% for the six months ended June 30, 2001.

    Our net income decreased to $1.9 million (0.7% of revenues) for the six months ended June 30, 2001 from $7.3 million (2.3% of revenues) for the same six months last year.

Liquidity and Capital Resources

    At June 30, 2001, CIBER had $102.3 million of working capital and had a current ratio of 3.1:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year. There were no outstanding borrowings under our bank line of credit at June 30, 2001. In July 2001, we renewed our unsecured revolving line of credit for $25 million. This credit facility expires June 30, 2002.

    Our Board of Directors has authorized the repurchase of up to 6,888,000 shares of our common stock. The repurchase of 5,888,000 shares was authorized on June 21, 1999 and an additional 1,000,000 shares were authorized on April 17, 2001. As of June 30, 2001, we have purchased 5,780,000 shares of our common stock under our share repurchase program, including 298,000 shares repurchased during the quarter ended June 30, 2001. We may use significant amounts of cash for the repurchase of our stock or to acquire other businesses. As a result, we may borrow to finance such activities.

    Net cash provided by operating activities was $11.5 million and $9.7 million for the six months ended June 30, 2001 and 2000, respectively, which is primarily reflective of the reduction in accounts receivable as a result of improved collection efforts during the six months ended June 30, 2001. CIBER's accounts receivable totaled $120.5 million at June 30, 2001 compared to $127.2 million at December 31, 2000. Accounts receivable days sales outstanding ("DSO") was 78 days at June 30, 2001 as compared to 80 days at December 31, 2000.

    Net cash used in investing activities was $11.5 million and $5.8 million during the six months ended June 30, 2001 and 2000, respectively. CIBER used cash of $8.6 million and $12.4 million during the six months ended June 30, 2001 and 2000, respectively, for acquisitions. During the six months ended June 30, 2000, we received $9.9 million as repayment of advances to Agilera. We purchased property and equipment of $3.0 million and $3.3 million during the six months ended June 30, 2001 and 2000, respectively.

    Net cash used in financing activities was $3.4 million and $960,000 during the six months ended June 30, 2001 and 2000, respectively. We obtained net cash proceeds from sales of common stock to employees (including the exercise of stock options) of $3.2 million and $6.9 million during the six months ended June 30, 2001 and 2000, respectively. We purchased treasury stock for $6.5 million and $2.8 million during the six months ended June 30, 2001 and 2000, respectively.

    On June 14, 2001 we entered into a merger agreement with Aris Corporation whereby we will acquire all of the outstanding shares of Aris in exchange for a combination of cash and shares of CIBER stock. Aris shareholders will receive $1.30 in cash and 0.22 shares of CIBER common stock, subject to certain possible adjustments, in exchange for each share of Aris stock. The exchange represents $2.78 per share or an aggregate offer value of $31.4 million based on the closing price of CIBER shares on June 13, 2001. We expect to issue approximately 2.5 million shares in this transaction. We will account for the transaction using the purchase method of accounting. This transaction is expected to be completed in September 2001, however, it is subject to Aris shareholder approval and other requirements and conditions.

    We have previously announced our intent to spin-off our DigiTerra subsidiary to our shareholders, subject to Board approval and a favorable tax ruling, as well as favorable market conditions.  As a result of changes in market and business conditions, a spin-off of DigiTerra is not planned at this time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks were reported in our Annual report on Form 10-K for the year ended December 31, 2000. There have been no material changes in these risks since the end of the year.

PART II—OTHER INFORMATION

ITEM 1.  Legal Proceedings

    None

ITEM 2.  Changes in Securities and Use of Proceeds

    None

ITEM 3.  Defaults Upon Senior Securities

    Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of CIBER, Inc. held on May 10, 2001, the following matters were voted upon with the results indicated below.

  1)
  Election of Class I Directors of the Company to serve for a term of three years.

	For	Withhold
Bob Stevenson	50,023,965	2,192,868
James Brocksmith	51,505,744	711,089
  2)
  Election of Class III Directors of the Company to serve for a term of two years.

	For	Withhold
Archibald J. McGill	51,502,473	714,360
Richard A. Montoni	51,504,899	711,934

  3)
  To approve the amendment to the Company's Employee Stock Purchase Plan (the "Plan") to increase the number of shares of Common Stock reserved for issuance from 2,000,000 to 4,750,000, and to permit employees of the Company's subsidiaries to participate in the Plan.

For	Against	Abstain
49,598,796	1,967,021	651,016

ITEM 5.  Other Information

    None

ITEM 6.  Exhibits and Reports on Form 8-K

    A Report on Form 8-K was filed on June 27, 2001 announcing CIBER's planned acquisition of Aris, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC. (Registrant)
Date August 10, 2001	By:	/s/ MAC J. SLINGERLEND Mac J. Slingerlend Chief Executive Officer, President and Secretary
Date August 10, 2001	By:	/s/ DAVID G. DURHAM David G. Durham Chief Financial Officer, Senior Vice President and Treasurer