Form 10-Q
period 2001-09-30
CIBER INC
filed 2001-11-13
CIK 918581

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2001

Commission file number 0-23488

CIBER, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	38-2046833 (I.R.S. Employer Identification No.)

5251 DTC Parkway
Suite 1400
Greenwood Village, CO 80111
(Address of principal executive offices)

Telephone Number: (303) 220-0100

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 2001, there were 60,503,699 shares of the Registrant's common stock ($0.01 par value) outstanding.

CIBER, Inc.
Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2000	2001	2000	2001
Consulting services	$144,953	$120,357	$450,045	$391,439
Other revenues	8,332	7,594	26,903	22,385

Total revenues	153,285	127,951	476,948	413,824

Cost of consulting services	99,081	84,107	306,776	272,273
Cost of other revenues	5,164	5,526	16,660	14,121
Selling, general and administrative expenses	39,263	36,381	120,663	115,486
Amortization of intangible assets	2,931	3,036	11,018	9,126
Other charges	80,773	—	83,371	1,242

Operating income (loss)	(73,927)	(1,099)	(61,540)	1,576
Interest income	88	170	845	411
Interest expense	(87)	(44)	(351)	(151)
Other income (expense), net	126	66	220	350

Income (loss) before income taxes	(73,800)	(907)	(60,826)	2,186
Income tax expense (benefit)	3,088	(316)	8,757	837

Net income (loss)	$(76,888)	$(591)	$(69,583)	$1,349

Earnings (loss) per share—basic	$(1.32)	$(0.01)	$(1.20)	$0.02
Earnings (loss) per share—diluted	$(1.32)	$(0.01)	$(1.20)	$0.02
Weighted average shares—basic	58,105	58,183	57,987	57,532
Weighted average shares—diluted	58,105	58,183	57,987	57,978

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

In thousands	December 31, 2000	September 30, 2001
Assets
Current assets:
Cash and cash equivalents	$19,193	$18,839
Accounts receivable, net	127,217	122,198
Prepaid expenses and other assets	5,689	8,048
Income taxes refundable	2,775	3,449
Deferred income taxes	2,538	4,501

Total current assets	157,412	157,035

Property and equipment, at cost	55,388	68,045
Less accumulated depreciation and amortization	(30,082)	(36,694)

Net property and equipment	25,306	31,351

Intangible assets, net	137,057	143,601
Deferred income taxes	3,173	7,188
Other assets	3,399	4,665

Total assets	$326,347	$343,840

Liabilities and Shareholders' Equity
Current liabilities:
Trade payables	$17,092	$9,305
Acquisition costs payable	3,134	991
Accrued compensation and payroll taxes	24,342	25,679
Other accrued expenses and liabilities	9,354	17,025
Income taxes payable	572	386

Total current liabilities	54,494	53,386

Minority interest	836	—
Contingent redemption value of put options	775	—
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,579,000 and 60,967,000 issued	596	610
Additional paid-in capital	229,732	240,592
Retained earnings	70,098	54,734
Accumulated other comprehensive loss	(1,470)	(1,951)
Treasury stock, 2,804,000 and 463,000, at cost	(28,714)	(3,531)

Total shareholders' equity	270,242	290,454

Total liabilities and shareholders' equity	$326,347	$343,840

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
In thousands	2000	2001
Operating activities:
Net income	$(69,583)	$1,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	80,773	—
Depreciation	6,817	7,033
Amortization of intangible assets	11,018	9,126
Deferred income taxes	(2,393)	(1,531)
Other, net	(583)	(177)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,234)	16,376
Other current and long-term assets	(2,828)	(992)
Trade payables	(1,486)	(8,898)
Accrued compensation and payroll taxes	(4,594)	(1,128)
Other accrued expenses and liabilities	2,550	(258)
Income taxes payable/refundable	(2,049)	847

Net cash provided by operating activities	12,408	21,747

Investing activities:
Purchases of property and equipment	(6,139)	(4,519)
Acquisitions, net of cash acquired	(13,418)	(13,190)
Reduction of advances to Agilera, Inc.	9,908	—
Purchases of investments	(344)	(833)
Sale of investments	1,983	965

Net cash used in investing activities	(8,010)	(17,577)

Financing activities:
Employee stock purchases and options exercised	9,087	4,346
Sale of stock by subsidiary	175	—
Proceeds from sale of put options	338	—
Net payments on bank line of credit	(2,665)	—
Purchases of treasury stock	(5,774)	(8,682)

Net cash provided by (used in) financing activities	1,161	(4,336)

Effect of foreign exchange rate change on cash	(267)	(188)

Net increase (decrease) in cash and cash equivalents	5,292	(354)
Cash and cash equivalents, beginning of period	2,858	19,193

Cash and cash equivalents, end of period	$8,150	$18,839

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity

(Unaudited)

	Common stock				Accumulated other comprehensive loss
			Additional paid-in capital	Retained earnings		Treasury stock	Total shareholders' equity
In thousands	Shares	Amount
Balances at January 1, 2001	59,579	$596	$229,732	$70,098	$(1,470)	$(28,714)	$270,242
Net income	—	—	—	1,349	—	—	1,349
Unrealized gain on investments, net of tax of $110	—	—	—	—	146	—	146
Foreign currency translation	—	—	—	—	(627)	—	(627)
Acquisitions	1,386	14	9,372	(3,904)	—	16,197	21,679
Employee stock purchases and options exercised	1	—	(98)	(12,344)	—	16,788	4,346
Tax benefit from exercise of stock options	—	—	1,002	—	—	—	1,002
Contingent liability for put options	—	—	775	—	—	—	775
Stock compensation expense	1	—	(191)	(465)	—	880	224
Purchases of treasury stock	—	—	—	—	—	(8,682)	(8,682)

Balances at September 30, 2001	60,967	$610	$240,592	$54,734	$(1,951)	$(3,531)	$290,454

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

    The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of operating results for the full year.

    Income Taxes.  We record interim-period income tax expense based on management's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

    Minority Interest.  The minority interest in the net loss of subsidiaries was $125,000 and zero for the three months ended September 30, 2000 and 2001, respectively and $226,000 and $378,000 for the nine months ended September 30, 2000 and 2001. These amounts have been included in other income, net, in the consolidated statements of operations. At December 31, 2000, we owned 88% of Waterstone, Inc. In 2001, we purchased the remaining shares that represented the minority interest in Waterstone for $1.8 million, which resulted in additional goodwill of $792,000.

    Recent Accounting Pronouncements.  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The non-amortization and amortization provisions of SFAS 142 are effective for goodwill and intangible assets acquired after June 30, 2001. As a result we will not record any amortization of goodwill related to the acquisitions of Century and Aris. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS 142 effective January 1, 2002. We expect the adoption of these accounting standards will result in a reduction of our amortization of goodwill commencing January 1, 2002, however, periodic impairment reviews may result in future write downs.

(2) Earnings per share

    The computation of earnings (loss) per share—basic and diluted is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
Numerator:
Net income (loss)	$(76,888)	$(591)	$(69,583)	$1,349

Denominator:
Basic weighted average shares outstanding	58,105	57,183	57,987	57,532
Dilutive effect of employee stock options	—	—	—	446

Diluted weighted average shares outstanding	58,105	57,183	57,987	57,978

Earnings (loss) per share—basic	$(1.32)	$(0.01)	$(1.20)	$0.02
Earnings (loss) per share—diluted	$(1.32)	$(0.01)	$(1.20)	$0.02

    Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect. As a result, earnings (loss) per share—diluted is the same as earnings (loss) per share—basic when CIBER reports a net loss. The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares—diluted was 5,971,078 and 2,702,078 for the three months ended September 30, 2000 and 2001, respectively and 3,821,539 and 3,471,853 for the nine months ended September 20, 2000 and 2001 respectively.

(3) Other charges

    Other charges incurred during the nine months ended September 30, 2001 included severance costs of $836,000 and lease termination costs of $406,000. The severance costs were incurred as a result of involuntary terminations related to personnel re-alignment. The lease termination costs were incurred as a result of early terminations of certain office leases.

(4) Acquisitions

    In 2001, we acquired the businesses described below in business combinations accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" issued in July 2001, no goodwill amortization is recorded for acquisitions completed after July 1, 2001. Accordingly there is no goodwill amortization related to the acquisition of Century and Aris.

    Aris Corporation ("Aris")—On September 18, 2001, we acquired the business and properties of Aris as the result of Aris' merger with and into CIBER. The total consideration paid to Aris shareholders was approximately $27.6 million consisting of $14.9 million in cash and 2,222,092 shares of CIBER common stock valued at $12.7 million. We have recorded initial goodwill of $4.3 million related to this acquisition, however, the valuation of certain assets acquired has not been finalized; thus, the allocation of purchase price is subject to adjustment. We have recorded reserves of $1.6 million and $1.9 million relating to estimated severance and office closure costs, respectively. Aris provided IT consulting services similar to CIBER, including IT strategy, enterprise applications and front-end web development. Our primary reason for acquiring Aris was to expand our presence in Microsoft and Oracle technologies as well as to add to our geographic presence in Seattle and New Jersey and add new locations in Portland and the United Kingdom.

    Century Computer Consultants, Inc. ("Century")—On August 31, 2001, we acquired Century for an aggregate purchase price of approximately $10.4 million, consisting of $2.9 million in cash and 1,134,644 shares of CIBER common stock. We have recorded goodwill of $6.6 million related to this acquisition, which has been assigned to our CIBER Operations business segment. Century, based in Overland Park, Kansas, provided IT services similar to CIBER. Our primary reasons for acquiring Century were to strengthen strategic client relationships in Kansas City and in the wireless industry, add leadership to our existing Kansas City operations and realize the cost efficiencies associated with the combined operation.

    The following pro forma information presents the combined results of operations of CIBER, Aris and Century as if the acquisitions had occurred as of the beginning of the three-month periods ended September 30, 2001 and 2000 and the nine-month periods ended September 30, 2001 and 2000, after giving effect to certain adjustments, including amortization of goodwill, decreased interest income as a result of the cash paid for the acquisitions, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER and the two acquired companies constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
In thousands, except per share data	2000	2001	2000	2001
Total revenues	$170,990	$138,641	$530,255	$457,624
Net loss	(78,100)	(6,071)	(73,809)	(5,499)
Loss per share—basic	$(1.27)	$(0.10)	$(1.20)	$(0.09)
Loss per share—diluted	$(1.27)	$(0.10)	$(1.20)	$(0.09)

    The above pro forma financial information includes certain non recurring items during the nine month period ended September 30, 2001 consisting of: $2.5 million received for the return of warrants to purchase 3.5 million shares of Noetix Corporation common stock to Noetix, and $398,000 in costs associated with Aris' merger with CIBER. Aris recorded net income (loss) from discontinued operations of $5.5 million, $1.0 million and ($263,000) for the three months ended September 30, 2000 and the nine months ended September 30, 2000 and 2001, respectively.

    iXL San Francisco, Inc. ("iXL-SF")—On February 28, 2001, we acquired certain assets and liabilities and all of the business operations of iXL-SF for $2.9 million. We have recorded goodwill of $2.1 million related to this acquisition, which will be amortized over 10 years. iXL-SF, located in San Francisco, California, provided IT consulting services similar to CIBER.

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

(5) Revolving Line of Credit

    In September 2001, we obtained a new $40 million reducing revolving line of credit from a bank. Beginning on December 31, 2001 and at the end of each calendar quarter thereafter, the maximum available borrowing under the line of credit is reduced by $2,500,000. The line of credit expires September 30, 2004. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%. At September 30, 2001, the banks prime rate was 5.50%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The terms of the credit agreement contain, among other provisions, certain financial covenants including minimum interest coverage and minimum tangible net worth, as well as specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of any dividends. On September 30, 2001, there was nothing outstanding under the line of credit.

(6) Comprehensive Income/(Loss)

    Comprehensive income (loss) includes net income (loss) plus changes in net unrealized gain/loss on investments and cumulative foreign currency translation adjustment. Comprehensive income/(loss) was ($77.5) million and $303,000 for the three months ended September 30, 2000 and 2001 respectively, and ($70.2) million and $868,000 for the nine months ended September 30, 2000 and 2001 respectively.

(7) Share Repurchase Program

    On April 17, 2001 our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock. A total of 6,888,591 shares have been authorized for repurchase. As of September 30, 2001 we have repurchased 6,179,199 shares under this program.

(8) Segment Information

    We manage our operations based on our legal operating entities that are differentiated by products and services offered. We have two reportable segments, CIBER Operations and DigiTerra. All Other includes our subsidiaries, Waterstone, Solution Partners and Enspherics. CIBER Operations refers to the branch offices doing business under the CIBER name. CIBER Operations provides a wide range of IT services and products including project execution, strategic supplemental IT staffing and consulting in leading-edge practice areas such as strategic and enterprise integration, Internet services, business intelligence, network integration and security, wireless solutions and IT outsourcing. DigiTerra provides package software implementation services ranging from enterprise resource planning (ERP) to supply chain optimization, customer relationship management and e-business components. DigiTerra also provides related hardware sizing and procurement services as an authorized remarketer of certain computer hardware. We evaluate each segment based on operating income before amortization of intangible assets and nonrecurring and other charges. The following presents financial information about our segments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
Total revenues:
CIBER Operations	$113,040	$95,890	$350,463	$306,057
DigiTerra	37,766	28,661	118,985	94,548
All Other	3,453	4,253	10,708	15,755
Inter-segment	(974)	(853)	(3,208)	(2,536)

Total	$153,285	$127,951	$476,948	$413,824

Inter-segment revenues:
CIBER Operations	$(33)	$(95)	$(131)	$(191)
DigiTerra	(509)	(481)	(2,191)	(1,446)
All Other	(432)	(277)	(886)	(899)

Total	$(974)	$(853)	$(3,208)	$(2,536)

Income (loss) from operations:
CIBER Operations	$13,253	$3,922	$41,033	$16,918
DigiTerra	2,403	(166)	7,600	94
All Other	(5,879)	(1,819)	(15,784)	(5,068)

Total	9,777	1,937	32,849	11,944
Amortization of intangibles	(2,931)	(3,036)	(11,018)	(9,126)
Other charges	(80,773)	—	(83,371)	(1,242)

Operating income (loss)	$(73,927)	$(1,099)	$(61,540)	$1,576

(9) Subsequent Events

    On October 15, 2001, CIBER acquired Metamor Industry Solutions, Inc. and its subsidiary, Metamor Government Solutions, Inc. We acquired all of the outstanding stock of Metamor Industry Solutions Holding, Inc., from PSINet Consulting, a subsidiary of PSINet, Inc. for cash consideration of approximately $37.5 million, subject to adjustment as provided for in the Stock Purchase Agreement, as amended. We used a combination of cash on hand and borrowing under our $40 million line of credit for the consideration. The acquired operations provide IT consulting services to federal, state and local governments.

    In October, 2001 we completed the sale of the building previously used by Aris as their corporate headquarters resulting in net cash proceeds of $5.8 million.

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

Three Months Ended September 30, 2001 as Compared to Three Months Ended September 30, 2000

    Total revenues for the three months ended September 30, 2001 decreased 17% to $128.0 million from $153.3 million for the quarter ended September 30, 2000. Consulting service revenues decreased 17% and other revenues, primarily sales of computer hardware products, decreased to $7.6 million for the three months ended September 30, 2001 from $8.3 million for the same quarter last year. Total revenues for the third quarter of 2001 decreased 9% from the second quarter of 2001. Delayed starts to new projects and increased competition have created a very challenging IT service marketplace in 2001. The decrease in revenues is primarily attributable to a decrease in billable consultants, as average bill rates and consultant utilization levels have remained relatively consistent with the prior year. CIBER completed the acquisitions of Aris Corporation and Century Computer Consultants, Inc. during the latter part of the quarter ended September 30, 2001, the impact of which, were not material to the results of operations for the three months ended September 30, 2001.

    The gross margin percentage on consulting services decreased to 30.1% of revenues for the three months ended September 30, 2001 from 31.6% of revenues for the same quarter of last year. CIBER Operations gross margin on consulting services declined to 28.8% for the quarter ended September 30, 2001 from 29.7% in 2000. DigiTerra consulting gross margin remained consistent at 35.0% in both 2001 and 2000, while consulting gross margin from all other operations declined to 19.5% in 2001 from 44.0% in 2000. Gross margin percentage on other revenues decreased to 27.2% for the quarter ended September 30, 2001 from 38.0% in 2000 primarily due to a decrease in hardware commission revenue during the quarter ended September 30, 2001.

    Selling, general and administrative expenses ("SG&A") decreased to $36.4 million for the quarter ended September 30, 2001 from $39.3 million for the same period last year, as we have made efforts to better align our SG&A costs with our current revenue levels. We also incurred severance charges of $855,000 during the quarter ended September 30, 2001, as we reduced certain overhead and sales positions. As a percentage of sales, SG&A increased to 28.4% for the quarter ended September 30, 2001 from 25.6% in 2000. This reflects the semi-fixed nature of SG&A costs and the decline in revenues. In September 2001, we also merged the operations of our subsidiary, Waterstone, into CIBER, suspending its brand.

    Income from operations before amortization and other charges (which is how we internally measure our operations) decreased to $1.9 million for the quarter ended September 30, 2001 from $9.8 million for the same quarter of last year. CIBER operations decreased $4.3 million, DigiTerra decreased $1.6 million and all other operations decreased $2.0 million.

    During the three months ended September 30, 2000, the other charges represent a goodwill impairment charge of $80.8 million to write down goodwill associated with certain acquisitions completed during 1999.

    Amortization of intangible assets increased to $3.0 million for the three months ended September 30, 2001 from $2.9 million for the same quarter last year.

    Net other income, including interest income, interest expense and minority interest, increased to $192,000 for the three months ended September 30, 2001 from $127,000 for the same quarter last year. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period.

    Our effective tax rate was 34.8% for the three months ended September 30, 2001 and (4.2%) for the same period of last year. Tax expense was recorded for the three months ended September 30, 2000 because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions.

    Our net loss was $591,000 for the three months ended September 30, 2001 as compared to $76.9 million for the same quarter last year.

Nine Months Ended September 30, 2001 as Compared to Nine Months Ended September 30, 2000

    Total revenues for the nine months ended September 30, 2001 decreased 13% to $413.8 million from $476.9 million for the nine months ended September 30, 2000. Consulting services revenues decreased 13% and other revenues, primarily sales of computer hardware products, decreased to $22.4 million for the nine months ended September 30, 2001 from $26.9 million for the same period of last year. CIBER operations revenues decreased 13% while DigiTerra revenues decreased 17%, when compared to the same period last year. Delayed starts to new projects and increased competition have created a very challenging IT service marketplace in 2001. The decrease in revenues is primarily attributable to a decrease in billable consultants, as average bill rates and consultant utilization level have remained relatively consistent with the prior year. CIBER completed the acquisitions of Aris Corporation and Century Computer Consultants, Inc. during the latter part of the quarter ended September 30, 2001, the impact of which were not material to the results of operations for the nine months ended September 30, 2001.

    The gross margin percentage on consulting services decreased to 30.4% of revenues for the nine months ended September 30, 2001 from 31.8% of revenues for the same nine months of last year. CIBER Operations gross margin on consulting services declined to 29.1% for the nine months ended September 30, 2001 from 30.3% in 2000. DigiTerra consulting gross margin improved to 35.3% in 2001 from 33.8% in 2000, while consulting gross margin from all other operations declined to 23.7% for the nine months ended September 30, 2001 from 45.2% for the same nine months in 2000. Gross margin percentage on other revenues decreased to 36.9% for the nine months ended September 30, 2001 from 38.1% in 2000 primarily due to a decrease in hardware commission revenue during the nine months ended September 30, 2001.

    Selling, general and administrative expenses ("SG&A") decreased to $115.5 million for the nine months ended September 30, 2001 from $120.7 million for the same period last year, as we have made efforts to better align our SG&A costs with our current revenue levels. As a percentage of sales, SG&A increased to 27.9% for the nine months ended September 30, 2001 compared to 25.3% for the same period last year. This reflects the semi-variable nature of SG&A and the decline in revenues.

    Income from operations before amortization and other charges (which is how we internally measure our operations) decreased to $11.9 million for the nine months ended September 30, 2001 from $32.8 million for the same nine months of last year. CIBER operations decreased $10.2 million, DigiTerra decreased $5.4 million and all other operations decreased $5.3 million.

    Other charges of $83.4 million and $1.2 million were incurred during the nine months ended September 30, 2000 and 2001, respectively. In 2001 we incurred severance costs as a result of involuntary terminations related to personnel realignment as well as, certain lease termination costs. In 2000, the other charges primarily represent a goodwill impairment charge of $80.8 million to write off goodwill associated with certain acquisitions completed during 1999.

    Amortization of intangible assets decreased to $9.1 million for the nine months ended September 30, 2001 from $11.0 million for the same period last year. The net decrease was primarily due to the $80.8 million write down of certain goodwill effective July 1, 2000.

    Net other income, including interest income, interest expense and minority interest, decreased to $610,000 for the nine months ended September 30, 2001 from $714,000 for the nine months ended September 30, 2000. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period.

    Our effective tax rate was 38.3% for the nine months ended September 30, 2001 and (14.4%) for the same period of last year. Tax expense was recorded for the nine months ended September 30, 2000 because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions.

    Our net income increased to $1.3 million for the nine months ended September 30, 2001 from a loss of ($69.6) million for the same nine months last year.

Liquidity and Capital Resources

    At September 30, 2001, CIBER had $103.6 million of working capital and had a current ratio of 2.9:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year. There were no outstanding borrowings under our revolving line of credit at September 30, 2001. In September 2001, we obtained a new $40 million revolving line of credit. This credit facility expires September 30, 2004.

    On October 15, 2001, we used a combination of cash on hand and borrowing under our line of credit for the acquisition of Metamor Industry Solutions, Inc. and Metamor Government Solutions, Inc. Total consideration paid was approximately $37.5 million.

    Our Board of Directors has authorized the repurchase of up to 6,888,000 shares of our common stock. The repurchase of 5,888,000 shares was authorized on June 21, 1999 and an additional 1,000,000 shares were authorized on April 17, 2001. As of September 30, 2001, we have purchased 6,179,000 shares of our common stock under our share repurchase program, including 399,000 shares repurchased during the quarter ended September 30, 2001. We may use significant amounts of cash for the repurchase of our stock and we may borrow to finance such activities.

    Net cash provided by operating activities was $21.7 million and $12.4 million for the nine months ended September 30, 2001 and 2000, respectively, which is primarily reflective of the reduction in accounts receivable as a result of improved collection efforts during the nine months ended September 30, 2001. CIBER's accounts receivable totaled $122.2 million at September 30, 2001 compared to $127.2 million at December 31, 2000. Accounts receivable days sales outstanding ("DSO") was 79 days at September 30, 2001 as compared to 80 days at December 31, 2000.

    Net cash used in investing activities was $17.6 million and $8.0 million during the nine months ended September 30, 2001 and 2000, respectively. CIBER used cash of $13.2 million and $13.4 million during the nine months ended September 30, 2001 and 2000, respectively, for acquisitions. During the nine months ended September 30, 2000 we received $9.9 million as repayment of advances to Agilera. We purchased property and equipment of $4.5 million and $6.1 million during the nine months ended September 30, 2001 and 2000, respectively. In October 2001, we sold the building previously used by Aris as their corporate headquarters and received net cash proceeds of $5.8 million.

    Net cash provided by (used in) financing activities was ($4.3) million and $1.2 million during the nine months ended September 30, 2001 and 2000, respectively. We obtained net cash proceeds from sales of common stock to employees (including the exercise of stock options) of $4.3 million and $9.1 million during the nine months ended September 30, 2001 and 2000, respectively. We purchased treasury stock for $8.7 million and $5.8 million during the nine months ended September 30, 2001 and 2000, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks were reported in our Annual report on Form 10-K for the year ended December 31, 2000. There have been no material changes in these risks since the end of the year.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

    None

ITEM 2. Changes in Securities and Use of Proceeds

    Pursuant to the terms of the Loan and Security Agreement with Wells Fargo Bank dated September 26, 2001, CIBER, Inc. is prohibited from paying any dividends on its stock.

ITEM 3. Defaults Upon Senior Securities

    Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

    None

ITEM 5. Other Information

    None

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 10.1	Loan and Security Agreement with Wells Fargo Bank dated September 26, 2001. The exhibits to the Loan and Security Agreement, which are listed in the Agreement, have been omitted. CIBER agrees to furnish to the Commission a copy of any such exhibit upon request.
Exhibit 10.2
Commercial & Investment Real Estate Purchase & Sale Agreement dated August 2, 2001 between Aris Corporation and Parker, Smith and Feek, Inc., including Amendment and Second Amendment. The original Agreement contains certain text that has been crossed out. Such crossed out information has been omitted from the filed copy. CIBER agrees to furnish to the Commission a copy of the actual original Agreement upon request.

  A Report on Form 8-K was filed on September 25, 2001 announcing CIBER's merger with Aris Corporation.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC. (Registrant)
Date November 13, 2001	By	/s/ MAC J. SLINGERLEND Mac J. Slingerlend Chief Executive Officer, President and Secretary
Date November 13, 2001	By	/s/ DAVID G. DURHAM David G. Durham Chief Financial Officer, Senior Vice President and Treasurer