Form 10-K
period 2001-12-31
CIBER INC
filed 2002-03-15
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

Commission File Number 0–23488

CIBER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38–2046833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111
(Address of principal executive offices) (Zip Code)

(303) 220–0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K. ☐

The aggregate market value of the voting stock (Common Stock) held by non–affiliates of the registrant as of February 28, 2002 was $454,287,301 based upon the closing price of $8.62 per share as reported on the New York Stock Exchange on that date.

As of February 28, 2002 there were 60,803,665 shares of the registrant’s Common Stock outstanding.

Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders to be held on May 2, 2002 are incorporated by reference into Part III of this Report.

CIBER, Inc.

Form 10-K

Part I

Item 1.    Description of Business

(a) General Development of Business

CIBER, Inc. was originally incorporated in Michigan in 1974 and later reincorporated in Delaware in 1993.  CIBER, Inc. and its subsidiaries (generally referred to herein as “we”) provide information technology (IT) system integration consulting and other services and to a lesser extent, resell certain hardware and software products. Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and Europe. At December 31, 2001, we had approximately 5,000 employees.

We began operations in 1974 to assist companies in need of computer programming support. In the mid-1980s, we initiated a growth strategy that included expanding our range of computer-related services, developing a professional sales force and selectively acquiring established complementary companies. Since July 1998 we have completed 22 business combinations, which are more fully described in Notes 3 and 4 of the Notes to Consolidated Financial Statements included under item 8 of this Report. We continue to expand and modify our service offerings to address changes in customer demands and rapidly changing technology. In addition, we look to form strategic alliances with select package software and hardware vendors to stay at the leading edge of technology advances, to develop new business and to generate additional revenue.

(b) Financial Information about Industry Segments

The information required by this item is incorporated herein by reference to Note 20 of the Notes to Consolidated Financial Statements included under item 8 of this Report.

(c) Narrative Description of Business

Services and Operations

In the second half of 2001 we reorganized some of our business operations. In 2000, we originally formed DigiTerra and announced our intent to spin off DigiTerra to CIBER shareholders as a separate publicly traded entity.  In 2001, as the result of unfavorable business and market conditions, the plans to spin off DigiTerra were cancelled and DigiTerra significantly refocused and restructured its business making leadership changes, organizational changes and transforming its costs structure.  As part of the DigiTerra reorganization, a new CIBER division named CIBER Enterprise Solutions (CES) was formed.  CES was previously part of DigiTerra, Inc.  In September 2001, we merged the operations of our subsidiary, Waterstone, Inc., into our CIBER branch office operations, suspending its brand and eliminating the related corporate overhead costs.  As a result of the reorganizations in 2001, at December 31, 2001 we have two reportable segments, Custom Solutions and Package Solutions. The Custom Solutions segment primarily includes our CIBER custom branch offices and our CIBER Solution Partners European operations.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions Division and our subsidiary DigiTerra, Inc.

CIBER Custom Solutions

Our CIBER custom branch operations provide IT project solutions and IT staffing in custom developed software environments.  Each branch office has local leadership, sales, recruiting and delivery capabilities.  Our branch office network is integral to our business strategy. Through the branch office network, we can (1) offer a broad range of consulting services on a local basis, (2) respond to changing market demands for IT services through a variety of contacts in many industries and geographic areas and (3) maintain a quality professional staff because of our nationwide reputation and our training programs.  Our strategy is to leverage our long-standing staffing relationships to win strategic consulting and/or project solutions and systems integration business.  As we begin 2002, the business mix of CIBER custom branch operations is approximately 40% project solutions and systems integration business and 60% strategic staffing.

The migration toward a more solutions-based business model has resulted from our efforts to (1) create significant thought leadership in leading technologies through our National Practices, (2) establish a consultative sales methodology that enhances our ability to identify, pursue and close solutions-based business, and (3) improve our solutions delivery capability by continuing to refine our project management and delivery methodology.  Our National Practices, which support the local sales and delivery functions, include:

•        Enterprise Application Integration

•        Business Intelligence

•        Internet Solutions

•        Infrastructure and Security

•        Wireless Integration

•        Outsourcing

•        Managed Services

While 70% of our operations are directed at commercial clientele, 30% of our custom branch operations have a focus on state and federal government organizations.  Our State Government Practice has a number of specialty focus areas, including: health and human services; public health; law and justice, and motor vehicles, among others.  Our Federal Government Practice initiatives include: defense/aerospace; outsourcing; human resource and financial management systems; and strategy and enterprise services.

Our Custom Solutions reporting segment also includes our CIBER Solution Partners European operations, which are based in Eindhoven, the Netherlands. In 2001 we opened new offices in Germany and Hungary.  Solution Partners provides custom-based solutions on various software platforms as well as SAP and Microsoft implementation consulting and other e-business solutions.

CIBER Package Solutions

Our CIBER Enterprise Solutions Division (CES) provides consulting services to support software from enterprise solutions vendors including Oracle, PeopleSoft and SAP.  CES supports the Customer Relationship Management (CRM) offerings of these enterprise partners, and in addition, provides services for users of independent CRM software, such as Siebel and Onyx.  CES is an Oracle Certified Solutions Partner, a PeopleSoft Certified Consulting Partner as well as an SAP Services Partner.  CES also has earned corporate-level certification on Internet enabled PeopleSoft Version 8.  CES has vertical expertise in healthcare, higher education, public sector, telecommunications and manufacturing, among others.

CIBER Solution Partners UK, based in Oxford, England is a Microsoft Gold Certified Partner delivering a range of enterprise and Internet solutions.

DigiTerra, Inc. primarily provides middle-market companies with packaged software assessment, planning and implementation services, with an emphasis on software from J. D. Edwards and Lawson, as well as several Supply Chain Management (SCM) products.  DigiTerra is a J. D. Edwards Consulting Alliance Partner.  DigiTerra’s Technology Solutions Practice helps clients select, configure and design IT platform-related solutions and is an authorized reseller of selected hardware and software products from IBM, Hewlett-Packard, Sun Microsystems and Intermec.

Business Combinations

We have expanded our geographic breadth, increased our client base and added to our technical expertise and service offerings through business combinations. Given the highly fragmented nature of the IT services industry, we intend to pursue business combinations as part of our growth and operation strategy, including possible international opportunities. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate personnel and to retain clients of acquired or merged companies. In reviewing potential business combinations, we consider the target company’s geographic reach, cultural fit, capabilities in specific technical services, client base, expected financial performance, valuation expectations, and the abilities of management, sales and recruiting personnel, among other factors. From July 1998 to December  2001, we have completed the following business combinations:

Date	Name	Main Office	Approximate Consideration, in millions (1)
October 2001	Metamor Industry Solutions, Inc.	Chicago, Illinois	$37.8
September 2001	Aris Corporation	Bellevue, Washington	$30.0
August 2001	Century Computer Consultants, Inc.	Overland Park, Kansas	$10.4
February to July 2001	3 immaterial business combinations		$4.8
November 2000	Enspherics, Inc. (2)	Greenwood Village, Colorado	$2.5
December 1999	Solution Partners B.V.	Eindhoven, the Netherlands	$16.0
December 1999	Interactive Papyrus, Inc.	Colorado Springs, Colorado	$7.0
November 1999	Software Design Concepts, Inc.	Philadelphia, Pennsylvania	$12.0
October 1999	Waterstone Consulting, Inc.	Chicago, Illinois	$30.7
October 1999	The Isadore Group, Inc.	Phoenix, Arizona	$18.3
April 1999	Digital Software Corporation	Aurora, Colorado	$6.9
March 1999	Compaid Consulting Services, Inc.	Atlanta, Georgia	$10.3
February 1999	Business Impact Systems, Inc.	Herndon, Virginia	$62.2
February 1999	Paradyme HR Technologies Corporation	Columbia, South Carolina	$8.0
February 1999	Integration Software Consultants, Inc.	Philadelphia, Pennsylvania	$34.0
January 1999	York & Associates, Inc.	St. Paul, Minnesota	$14.5
January 1999	Paragon Solutions, Inc.	Pittsburgh, Pennsylvania	$6.9
November 1998	The Doradus Corporation	Minneapolis, Minnesota	$4.1
August 1998	The Cushing Group, Inc.	Nashua, New Hampshire	$24.1
August 1998	EJR Computer Associates, Inc.	Hoboken, New Jersey	$36.0

(1)                   Approximate consideration includes the value of CIBER common stock issued, the value of certain options for CIBER common stock issued and cash paid (including any recorded additional consideration).

(2)                   CIBER acquired 51% of Enspherics, Inc. (ownership increased to 80% in February 2002)

Clients

Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. These organizations typically have significant IT budgets and/or depend on outside consultants to help achieve their business and IT objectives.

In 2001, our approximate percentage of revenue by client industry was:

Information technology	27%
Government	20%
Manufacturing	17%
Finance, banking & insurance	12%
Telecommunications	8%
Healthcare	7%
Other	9%

Certain customers account for a significant portion of our revenues. Our five largest clients represented approximately 16% of our total revenues in 2001 with our largest client accounting for approximately 6% of our revenues. Some of our significant clients include: Boeing; City & County of San Francisco; Commonwealth of Pennsylvania; Federal Deposit Insurance Corporation; Fidelity Investments; Ford; IBM; Lockheed Martin; WorldCom; and Xerox. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations. We seek to develop long-term relationships with our clients. Although a typical individual client assignment ranges from three months to twelve months in duration, some of our client relationships have continued for more than 10 years.

Sales Force

We maintain a direct sales force of approximately 200 employees at December 31, 2001 who market our services to senior business executives, chief information officers, information systems managers and others who purchase IT services. New client contacts are generated through a variety of methods, including client referrals, trade shows, personal sales calls and direct mailings to targeted clients.

Consultants and Recruiters

Our future success depends in part on our ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated technology needs of our clients. Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies. Few of our employees are bound by non-compete agreements. Historically, competition for personnel in the information technology services industry has been significant. We have had in the past, and expect at some point in the future, to have difficulty attracting and retaining an optimal level of qualified consultants. There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully. Because of this, the recruitment of skilled consultants is a critical element to our success. We devote significant resources to meeting our personnel requirements. At December 31, 2001, we had approximately 70 full-time recruiters.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly from city to city as well as by the type of service provided.

Our principal competitors include: Accenture; American Management Systems; Atos Origin; Cap Gemini Ernst &Young; CMG; IBM Global Services; Keane; and KPMG Consulting. Many large accounting and consulting firms also offer services that overlap with some of our services. Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we do. In addition, we must frequently compete with a client’s own internal information technology staff. We also compete with Internet professional services firms as well as the service divisions of various software developers. There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

Employees

As of December 31, 2001, we had approximately 5,000 employees. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers. We believe our relations with our employees are good.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2001.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.” The table below sets forth, for the periods indicated, the high and low sales price per share of our common stock.

	Low	High
Year Ended December 31, 2000
First Quarter	$17.13	$27.50
Second Quarter	12.50	21.31
Third Quarter	7.88	13.63
Fourth Quarter	3.88	8.63
Year Ended December 31, 2001
First Quarter	4.50	6.70
Second Quarter	3.95	9.50
Third Quarter	4.50	9.10
Fourth Quarter	4.93	10.95

The closing price of our common stock on March 8, 2002 was $9.93. As of February 28, 2002, there were approximately 28,000 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business. Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so.  In addition, pursuant to the terms of the Loan and Security Agreement with Wells Fargo Bank dated September 26, 2001, we are prohibited from paying any dividends on our stock.

Item 6.    Selected Financial Data

The following selected consolidated financial data has been derived from our consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto, which are included herein.

	Years Ended June 30,			Six Months Ended Dec. 31,	Years Ended December 31,
	1997	1998	1999	1999	2000	2001
	In thousands, except per share data
Operating Data:
Revenues	$413,380	576,488	719,661	362,000	621,534	558,875
Amortization of intangible assets	$3,087	3,936	7,520	6,754	14,032	12,155
Other charges	$1,218	4,538	1,535	—	83,768	3,051
Operating income (loss)	$33,368	57,868	89,340	29,225	(56,897)	2,596
Net income (loss)	$21,226	36,477	54,495	17,643	(66,775)	1,684
Pro forma net income	$20,423	34,270	n/a	n/a	n/a	n/a
Earnings (loss) per share - basic	$.43	.67	.98	.31	(1.15)	.03
Earnings (loss) per share - diluted	$.40	.64	.95	.30	(1.15)	.03
Cash dividends	$—	—	—	—	—	—
Weighted average shares - basic	47,894	51,355	55,362	57,345	57,900	58,191
Weighted average shares - diluted	50,613	53,843	57,141	58,496	57,900	58,698

Balance Sheet Data:
Working Capital	$70,369	110,703	149,948	77,983	102,918	101,938
Total assets	$165,354	221,785	408,632	422,568	326,347	368,751
Total long-term liabilities	$1,075	—	—	5,355	—	18,634
Total shareholders’ equity	$117,614	165,844	337,136	342,256	270,242	291,290
Shares outstanding at end of period	49,547	52,248	58,433	57,697	56,775	60,455

Notes:

•                          Effective December 31, 1999, we changed our year end from June 30 to December 31.

•                          Other charges for the years ended June 30, 1997 to June 30, 1999 consist of merger costs related to pooling of interests business combinations. During the year ended December 31, 2000, we recorded a goodwill impairment charge of $80,773,000.  In 2000 and 2001 we also incurred certain other charges (see Note 2 to Consolidated Financial Statements).

•                          We have completed various acquisitions during the periods presented (see Note 3 to Consolidated Financial Statements).

•                          Fiscal 1997 and 1998 amounts have been restated to reflect pooling of interests business combinations that occurred through 1999.

•                          Pro forma net income is after a pro forma adjustment to income tax expense resulting from pooling of interests business combinations and is used to calculate earnings per share in those years.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto. With the exception of historical matters and statements of current status, certain matters discussed below are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially are discussed herein under the caption “Factors that May Affect Future Results.” Many of these factors are beyond our ability to predict or control. We disclaim any intent or obligation to update publicly such forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

Business and Industry Overview

CIBER, Inc. and its subsidiaries provide information technology (“IT”) system integration consulting and other services and to a lesser extent, resell certain hardware and software products.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (ERP) package environments, and across all technology platforms, operating systems and infrastructures. Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and Europe.

The market demand for CIBER’s services is heavily dependent on discretionary spending by major corporations in the area of IT.  Due to current macroeconomic conditions, the demand for IT services has been soft compared to prior years.  Beginning in 1998 through the middle of 1999, major corporations spent heavily on IT services in order to prepare their information systems for the potential problems presented by the year 2000 (“Y2K”).  Companies with information systems applications that were not “Y2K compliant” either fixed those systems by re-writing software code or implemented new systems that were Y2K compliant.  CIBER participated in this heavy demand period by providing both Y2K remediation services, re-writing software code to make systems Y2K compliant, and by providing ERP implementation services, implementing new systems that were Y2K compliant.

After this period of spending on Y2K compliance, existing major corporations and well funded startup entities spent heavily on systems that supported the conduct of business over the Internet. For major corporations this spending on “ebusiness initiatives” was, in part, a defensive tactic against new businesses entering the market.  These new “dot.com” business entities, raised a great deal of money in both the private and public equity markets and used a significant portion of those proceeds on information systems to support their new business models.

Along with these dot.com businesses came Internet consultancies that provided information technology services to support the ebusiness initiatives of both new dot.com business entities and existing corporations wanting to conduct business over the Internet.  Several of these Internet consultancies were successful raising capital in the public equity markets and were also successful gaining acceptance as experts in the newer Internet technologies.  As a consequence, a disproportionate share of the dollars spent on ebusiness initiatives by both new dot.coms and existing corporations went to these new Internet consultancies, at the expense of firms such as CIBER, who had the expertise but not the reputation for delivering solutions in the newer Internet technologies.

Beginning in the latter part of 2000 and into 2001, many of these dot.com entities exhausted the capital raised in the equity markets, were not able to raise additional capital, and did not have a cash flow stream to support their businesses as going concerns.  Consequently, many of these firms went out of business, and the threat of these dot.coms to traditional business models waned, negatively impacting IT spending on ebusiness initiatives.  As dot.com entities began failing and IT spending declined, many of the new Internet consultancies that entered the market failed as well, making the competitive landscape less crowded for well established firms such as CIBER.

While the failure of many Internet consultancies was competitively beneficial to CIBER, by the middle of 2001 the U.S. economy was in recession and major corporations further curtailed discretionary IT spending.  As we enter 2002, we are hopeful that the U.S. economic recession will be short lived, and that spending on IT initiatives will grow at normal historical rates.  In that event, we believe that CIBER is competitively well positioned due to our strong long-term client relationships, our comprehensive service offerings and our competitive rate structure, among other factors.

Business Combinations

We have completed 22 business combinations since July 1998.  For purposes of this report, the term “acquisition” refers to business combinations accounted for as a purchase and the term “merger” refers to business combinations accounted for as a pooling of interests.  Our consolidated financial statements include the results of operations of an acquired business since the date of acquisition. Mergers result in a one-time charge for costs associated with completing the business combination. Unless the effects are immaterial, our consolidated financial statements are restated for all periods prior to a merger to include the results of operations, financial position and cash flows of the merged company. We completed six business combinations in 2001, one in 2000, five during the six months ended December 31, 1999 and ten business combinations during the year ended June 30, 1999.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill.  Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.  The non-amortization and amortization provisions of SFAS 142 are effective for goodwill and intangible assets acquired after June 30, 2001.  As a result, we will not record any amortization of goodwill related to the acquisitions of Century Computer Consultants, Inc., Aris Corporation and Metamor Industry Solutions Inc. during the last four months of 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS 142 effective January 1, 2002.  We expect the adoption of these accounting standards will result in a reduction of our amortization of goodwill commencing January 1, 2002, however, periodic impairment reviews may result in future write-downs.

Reporting Segments

In the second half of 2001 we reorganized some of our business operations.   In 2000, we originally formed DigiTerra and announced our intent to spin off DigiTerra to CIBER shareholders as a separate publicly traded entity.  In 2001, as the result of unfavorable business and market conditions, the plans to spin off DigiTerra were cancelled and DigiTerra significantly refocused and restructured its business making leadership changes, organizational changes and transforming its costs structure. Most of the overhead that was established to support DigiTerra as a separate independent entity was eliminated late in 2001.  As part of the DigiTerra reorganization, a new CIBER division named CIBER Enterprise Solutions (CES) was formed.  CES provides consulting services to support enterprise software of vendors such as Oracle, PeopleSoft and SAP as well as customer relationship software such as Siebel and Onyx.   DigiTerra provides middle-market companies with package software services, specializing in software from J. D. Edwards and Lawson, as well as supply chain services and hardware-related technology solutions.

In September 2001, we merged the operations of our subsidiary, Waterstone, Inc., into our CIBER branch office operations, suspending its brand and eliminating the related corporate overhead costs.

As a result of the reorganizations in 2001, at December 31, 2001 we have two reportable segments, Custom Solutions and Package Solutions. The Custom Solutions segment primarily includes our CIBER custom branch offices and our CIBER Solution Partners European operations.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions Division and our subsidiary DigiTerra, Inc.  Prior year segment information has been restated to conform to the current year presentation.

Year End Change

Effective December 31, 1999, we changed our year end from June 30 to December 31. As used herein, the term fiscal year refers to our fiscal year ended June 30.

Results of Operations

Other revenues include sales of computer hardware products, commissions on computer hardware and software product sales and software license and maintenance fees. We sold our software business in September 1999.

The following table sets forth certain items from our consolidated statements of operations, expressed as a percentage of revenues:

	Year Ended June 30,	Six Months Ended December 31,	Years Ended December 31,
	1999	1999	1999	2000	2001
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Gross margin	35.6%	33.1%	34.6%	32.1%	30.7%
Selling, general and administrative expenses	21.9	23.2	22.6	25.5	27.5
Operating income before amortization and other charges	13.7	9.9	12.0	6.6	3.2
Amortization of intangible assets	1.1	1.8	1.7	2.3	2.2
Other charges	.2	—	—	13.5	.5
Operating income (loss)	12.4	8.1	10.3	(9.2)	.5
Interest and other income, net	.4	.4	.4	.2	—
Income (loss) before income taxes	12.8	8.5	10.7	(9.0)	.5
Income tax expense	5.2	3.6	4.4	1.7	.2
Net income (loss)	7.6%	4.9%	6.3%	(10.7% )	.3%

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000

Total revenues decreased 10% to $558.9 million for the year ended December 31, 2001 from $621.5 million for the year ended December 31, 2000. This represents a 10% decrease in consulting services revenues and an 8% decrease in other revenues. Other revenues decreased to $32.3 million in 2001 from $35.1 million in 2000 due to decreased hardware sales. Custom Solutions revenues decreased 9% while Package Solutions revenues decreased 16%, when compared to last year. Custom Solutions accounted for approximately 78% of revenues in 2001 compared to 77% in 2000.

Delayed starts to new projects and increased competition have created a very challenging IT service marketplace in 2001.  The decrease in revenues is primarily attributable to a decrease in billable consultants during the first half of the year, partially off-set by the addition of approximately 960 consultants as a result of our acquisitions of Century Computer Consultants, Inc., Aris Corporation and Metamor Industry Solutions Inc. during the last four months of the year.  Average billing rates remained consistent with the prior year.

Gross margin percentage decreased to 30.7% of revenues in 2001 from 32.1% of revenues in 2000. This decrease is due to declining gross margins on consulting services offset partially by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of our consultants as well as increased consultant costs. Custom Solutions gross margin on consulting services declined to 28.7% in 2001 from 30.4% in 2000, while Package Solutions consulting gross margin declined to 34.5% in 2001 from 34.7% in 2000. Gross margin percentage on other revenues increased due to decreased sales of lower margin computer hardware products.

Selling, general and administrative expenses (“SG&A”) decreased to $153.7 million in 2001 from $158.6 million in 2000, while as a percentage of sales, SG&A increased to 27.5% in 2001 from 25.5% in 2000. This reflects the semi-fixed nature of SG&A and the decline in revenues.  In September 2001, we merged the operations of our subsidiary, Waterstone, Inc., into our Custom Solutions operations, suspending its brand and eliminating the related corporate overhead costs.  Beginning in mid-2000, in connection with our planned spin-off of DigiTerra, we developed a corporate overhead structure for DigiTerra to prepare it to be an independent entity.  We reorganized DigiTerra’s operations in the second half of 2001 and eliminated a large part of its corporate overhead costs.  As our focus continues to shift to more solutions-oriented and project work, SG&A is expected to increase as a percentage of sales and partially offset the expected higher gross margins on such work.

Income from operations before amortization and other charges (which is how we internally measure our operations) decreased to $17.8 million (3.2% of revenues) for 2001 from $40.9 million (6.6% of revenues) in 2000.

Amortization of intangible assets decreased to $12.2 million in 2001 from $14.0 million in 2000. This decrease was primarily due to the effects of the goodwill write-down in the September 2000 quarter.

Other charges of $3.1 million were incurred in 2001.  These charges are comprised of  $1.8 million of severance costs and $1.3 million of office closure costs.  In connection with our reorganization of our DigiTerra and Waterstone subsidiaries, during the fourth quarter of 2001, we incurred severance costs related to certain executive management positions that were eliminated.  In addition, during 2001 we incurred charges related to losses on excess office space that we have sub-leased to other parties.  During the quarter ended September 30, 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions. This charge represents the amount required to write-down the goodwill to our best estimate of the future discounted cash flows of these operations. In addition in 2000, we incurred $1.3 million of severance costs resulting from involuntary terminations related to personnel realignment, $975,000 for an asset write-down, and $720,000 of professional fees resulting from our planned spin-off of DigiTerra. In 2001, as the result of changes in market and business conditions, the plans to spin-off DigiTerra were cancelled.

Net other income, including interest income and interest expense, decreased to $261,000 in 2001 from $1.0 million for the year ended December 31, 2000. Other income includes $2,000 and $504,000 in 2001 and 2000, respectively, from gains on sales of investments. Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit.  In addition, in connection with our acquisition of Metamor in October 2001, we borrowed under our line of credit.

Tax expense was $1.2 million in 2001 as compared to $10.9 million for the year ended December 31, 2000.  Tax expense was recorded for the year ended December 31, 2000, even though pre-tax loss was reported, because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions.  Our effective tax rate for the year ended December 31, 2001 was 41.1% compared to 50.8% (excluding the effects of the goodwill impairment charge) in 2000.  The decrease in our effective tax rate in 2001, results from a $1.4 million federal and state tax benefit from adjusting our prior years estimate tax liability to actual amounts upon completion of our tax returns.

Net income was $1.7 million in 2001 as compared to a net loss of $66.8 million in 2000.

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

Total revenues decreased 16% to $621.5 million for the year ended December 31, 2000 from $741.9 million for the year ended December 31, 1999. This represents a 16% decrease in consulting services revenues and a decrease in other revenues. Other revenues decreased to $35.1 million in 2000 from $43.6 in 1999 due to decreased hardware sales and reduced software revenues. Custom Solutions revenues decreased 13% while Package Solutions revenues decreased 23%, when compared to the prior year. Custom Solutions accounted for approximately 77% of revenues in 2000 compared to 74% in 1999.

During 2000, there continued to be an industry-wide shift in IT spending, principally resulting from the resolution of the Y2K issue and ERP curtailments. Many companies reduced IT expenditures beginning mid-1999 due to completion of Y2K and ERP specific projects and a general tendency to minimize new IT initiatives during the end of 1999. This adversely impacted us, particularly in our mainframe staffing and ERP related service offerings. There was a significant industry trend toward new IT services driven by the Internet and increased bandwidth availability. These new services include web-designed, e-business technologies, customer relationship management (“CRM”) and supply chain software, and wireless integration, among others. We have focused more of our efforts to deliver these newer IT services. These efforts include new alliances with independent software vendors, such as Commerce One and Siebel, and the realignment of our professional and sales personnel toward a greater focus on new technology services. In addition, commencing in the Spring of 2000, the IT services industry was negatively impacted by the shift in investor sentiment away from development and early stage dot.com businesses. As a result, industry demand for IT services by dot.com companies decreased significantly. This has led to greater competition within the IT services industry.

Gross margin percentage decreased to 32.1% of revenues in 2000 from 34.6% of revenues in 1999. This decrease is due to declining gross margins on consulting services offset partially by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff. Custom Solutions gross margin on consulting services declined to 30.4% in 2000 from 30.9% in 1999, while Package Solutions consulting gross margin declined to 34.7% in 2000 from 44.1% in 1999. Gross margin percentage on other revenues increased due to decreased sales of lower margin computer hardware products.

Selling, general and administrative expenses (“SG&A”) decreased to $158.6 million in 2000 from $167.6 million in 1999, while as a percentage of sales, SG&A increased to 25.5% for the year ended December 31, 2000 from 22.6% in 1999. This reflects the semi-fixed nature of SG&A. We also incurred additional SG&A in 2000 related to new marketing and branding initiatives as well as costs to prepare for DigiTerra (which we formed in April 2000) to be a stand-alone entity.

Income from operations before amortization and other charges (which is how we internally measure our operations) decreased to $40.9 million (6.6% of revenues) in 2000 from $88.8 million (12.0% of revenues) in 1999.

Amortization of intangible assets increased to $14.0 million in 2000 from $12.1 million in 1999. This increase was due to the additional intangible assets resulting from acquisitions, partially offset by the effects of the goodwill write-down in the September 2000 quarter.

Other charges of $83.8 million were incurred in 2000.  We recorded a goodwill impairment charge of $80.8 million during the quarter ended September 30, 2000 to write-down the goodwill associated with certain acquisitions. This charge represents the amount required to write-down the goodwill to our best estimate of the future discounted cash flows of these operations. In addition, we incurred charges of $1.3 million for severance costs resulting from involuntary terminations related to personnel realignment, $975,000 for an asset write-down, and $720,000 of professional fees resulting from our planned spinoff of DigiTerra.

Net other income, including interest income and interest expense, decreased to $1.0 million in 2000 from $2.8 million in 1999. Other income in 2000 includes gains of $504,000 from sales of investments and other income in 1999 includes a gain of $827,000 on the sale of our LogisticsPRO software business.  The fluctuations in interest income and expense are the result of changes in our average cash balance invested or amounts borrowed under our line of credit.

Tax expense of $10.9 million was recorded in 2000 even though a pre-tax loss was reported. Tax expense was recorded for the year ended December 31, 2000 because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions. Excluding the effects of the goodwill impairment charge, our effective tax rate would have been approximately 50.8% in 2000 as compared to 41.2% in 1999. Tax expense for 2000 also reflects the effects of increased non-deductible goodwill amortization, increased other non-deductible expenses and increased state income taxes.

Our net loss was $66.8 million in 2000 as compared to net income of $46.7 million in 1999.

Six Months Ended December 31, 1999 as Compared to Six Months Ended December 31, 1998

Our total revenues increased 7% to $362.0 million for the six months ended December 31, 1999 from $339.7 million for the six months ended December 31, 1998. This represents a 13% increase in consulting services revenues offset by a decrease in other revenues, primarily sales of computer hardware products. Other revenues decreased to $20.9 million for the six months ended December 31, 1999 from $36.6 million for the same period of 1998. The increase in consulting services revenues was primarily due to additional revenues from acquisitions.  Custom Solutions revenues remained consistent, while Package Solutions revenues increased 27%. Custom Solutions revenues decreased to approximately 74% of total revenues for the six months ended December 31, 1999 from 79% in the same period of 1998.

Gross margin percentage decreased to 33.1% of revenues for the six months ended December 31, 1999 from 35.3% of revenues for the same period of 1998. This decrease was due to declining gross margins on consulting services offset by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of professional staff. Custom Solutions gross margin on consulting services declined to 29.6% for the six months ending December 31, 1999 from 33.0% for the same period of 1998, while Package Solutions consulting gross margin declined to 41.5% from 46.1% for the same period of 1998. Gross margin on other revenues increased due to decreased sales of lower margin computer hardware products.

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

Income from operations before amortization and other charges decreased to $36.0 million (9.9% of revenues) for the six months ended December 31, 1999 from $45.6 million (13.4% of revenues) for the same period of 1998.

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

Net income was $17.6 million for the six months ended December 31, 1999 as compared to $25.4 million for the same period of 1998.

Liquidity and Capital Resources

At December 31, 2001, we had $101.9 million of working capital and a current ratio of 2.7:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

Our Board of Directors has authorized the repurchase of up to 6,888,591 shares of our common stock. As of December 31, 2001, we have purchased 6,735,000 shares for $71.5 million under this program. We may use significant amounts of cash for the repurchase of our stock or to acquire other businesses. As a result, we may borrow to finance such activities.

Net cash provided by operating activities was $63.4 million in fiscal 1999, $28.7 million for the six months ended December 31, 1999, and $62.9 million, $36.5 million and $26.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. The decrease in 2001 primarily reflects reduced income, compared to 2000, excluding the non-cash goodwill impairment charge. Accounts receivable totaled $135.3 million at December 31, 2001 compared to $127.2 million at December 31, 2000. Total Accounts receivable days sales outstanding (“DSO”) was 82 days at December 31, 2001.

Net cash used in investing activities was $40.5 million in fiscal 1999, $67.3 million for the six months ended December 31, 1999, and $99.3 million, $11.2 million and $49.7 million during the years ended December 31, 1999, 2000 and 2001, respectively. We used cash for acquisitions of $26.5 million during fiscal 1999, $60.1 million during the six months ended December 31, 1999, and $82.5 million, $16.2 million and $50.0 million during the years ended December 31, 1999, 2000 and 2001, respectively. In 2001, we received $5.8 million for the sale of a building acquired through our acquisition of Aris. We purchased property and equipment of $14.0 million during fiscal 1999, $7.2 million during the six months ended December 31, 1999, and $16.8 million, $8.5 million and $6.0 million during the years ended December 31, 1999, 2000 and 2001, respectively. Purchases of property and equipment have decreased in 2001 because of the significant number of assets acquired though acquisitions.

Net cash provided by (used in) financing activities was $1.8 million in fiscal 1999, ($20.5 million) in the six months ended December 31, 1999, and ($22.9 million), $8.9 million, and $13.8 million during the years ended December 31, 1999, 2000 and 2001, respectively. We obtained net cash proceeds from employee stock purchases and options exercised of $14.8 million in fiscal 1999, $10.9 million in the six months ended December 31, 1999, and $19.7 million, $10.9 million and $6.9 million during the years ended December 31, 1999, 2000 and 2001, respectively. We purchased 706,000 shares of treasury stock for $13.0 million during fiscal 1999, 2,255,000 shares for $36.7 million during the six months ended December 31, 1999, 2,860,000 shares for $47.9 million, 1,925,000 shares for $14.1 million and 2,055,000 shares for $12.0 million during the years ended December 31, 1999, 2000 and 2001, respectively. We have reissued some of the treasury shares under our stock plans and in connection with acquisitions.

We have a $37.5 million reducing revolving line of credit with a bank. At the end of each calendar quarter the maximum available borrowing under this line of credit is reduced by $2.5 million.  There was $18,634,000 outstanding under this line of credit at December 31, 2001.  Outstanding Borrowings bear interest based on the bank’s prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. At December 31, 2001, the bank’s prime rate was 4.75% and our rate on borrowing was 4.05%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit.  The credit agreement expires on September 30, 2004.

Seasonality

We experience a moderate amount of seasonality. Typically, operating income as a percentage of revenues is lowest in the fourth quarter of each calendar year because more holidays and vacations are taken at that time of year resulting in fewer hours billed in that period.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to the collectibility of accounts receivable, costs to complete fixed-priced projects, the realizability of goodwill, income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain an allowance for doubtful accounts for estimated losses resulting from customers failing to pay amounts we have billed them.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  We recognize revenue on fixed-priced contracts using the percentage of completion method, which relies on estimates of total expected contract revenues and costs. The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known.  We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Conditions that may trigger an impairment assessment include a history of operating losses of the related business, a significant reduction in the revenues of the related business, and a loss of a major customer, our market capitalization relative to net book value, among others. An impairment would be considered to exist when the estimated undiscounted future cash flows expected to result from the use of the intangible asset are less than the carrying amount of the asset. Considerable management judgment is necessary to estimate future cash flows.  To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This involves estimating our actual current tax exposure together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates.  We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized.  We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  If we subsequently determine that we will realize more or less of our net deferred tax assets in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made.

Factors that May Affect Future Results

Included in this Report and elsewhere from time to time in other written reports and oral statements, including but not limited to, the Annual Report to Shareholders, quarterly shareholder letters, news releases and investor presentations, are forward-looking statements about our business strategies, market potential, future financial performance and other matters which reflect our current expectations. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. We disclaim any intent or obligation to update publicly such forward-

looking statements. Actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including, without limitation, those set forth below.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

Growth Through Business Combinations and Internal Expansion -- As an integral part of our business strategy, we intend to continue to expand by acquiring information technology businesses. We regularly evaluate potential business combinations and aggressively pursue attractive transactions. Since July 1998, we have completed 22 business combinations. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to successfully integrate the acquired business with our organization and culture. Business combinations involve numerous risks, including: the ability to manage geographically remote operations; the diversion of management’s attention from other business concerns; risks of losing clients and employees of the acquired business; and the risks of entering markets in which we have limited or no direct experience. There can be no assurance we will be able to acquire additional business, or that any business combination will result in benefits to us. In addition, we may open new offices in attractive markets with our own personnel. Many of our branch offices were originally start-up operations. Not all branch offices, whether start-up or acquired, have been successful. There can be no assurances that we will be able to successfully start up, identify, acquire, or integrate future successful branch office operations.

Ability to Attract and Retain Qualified Consultants — Our future success depends in part on our ability to attract and retain adequately trained personnel who can address the changing and increasingly sophisticated technology needs of our clients. Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies. Few of our employees are bound by non-compete agreements. Competition for personnel in the information technology services industry is significant. We have had, and expect to continue to have, difficulty in attracting and retaining an optimal level of qualified consultants. There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully.

Dependence on Significant Relationships and the Absence of Long-Term Contracts — Our five largest clients accounted for 16% of our revenues in 2001 with our largest client accounting for 6% of revenues. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months, however, many of our client relationships have continued for many years. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. In addition, under many contracts, clients may reduce their use of our services under such contract without penalty. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations. Additionally, we have a significant relationship with PeopleSoft as an implementation partner. Approximately 8% of our revenues are from services related to PeopleSoft software. In the event PeopleSoft products become obsolete or non-competitive, or if we should lose our “implementation partner” status with PeopleSoft, we could suffer a material adverse effect. We have other similar relationships and strategic alliances with other technology vendors. The sudden loss of any significant relationship or substantial decline in demand for their products could also adversely affect us.

Management of a Rapidly Changing Business — Our market is characterized by rapidly changing technologies, such as the evolution of the Internet, frequent new product and service introductions and evolving industry standards. If we cannot keep pace with these changes, our business could suffer. Our success depends, in part, on our ability to develop service offerings that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. Our success will also depend on our ability to develop and implement ideas for the successful application of existing and new technologies. We may not be successful in addressing these developments on a timely basis or our ideas may not be successful in the marketplace. Products and technologies developed by our competitors may also make our services or product offerings less competitive or obsolete.

Project Risks — We provide and intend to continue to provide project services to our clients. Projects are distinguishable from CIBER’s professional services staff supplementation contracts by the level of responsibility we assume. With professional services staff supplementation contracts, our clients generally maintain responsibility for the overall tasks. In a typical project, we assume major responsibilities for the management of the project and/or the design and implementation of specific deliverables based upon client-defined requirements. As our project engagements become larger and more complex and often must be completed in shorter time frames, it becomes more difficult to manage the project and the likelihood of any mistake increases. In addition, our projects often involve applications that are critical to our client’s business. Our failure to timely and successfully complete a project and meet our client’s expectations could have a material adverse effect on our business, results of operations or financial condition. Such adverse effects may include delayed or lost revenues, additional services being provided at no charge and a negative impact to our reputation. In addition, claims for damages may be brought against us, regardless of our responsibility, and our insurance may not be adequate to cover such claims. Our contracts generally limit our liability for damages that may arise in rendering our services. However, we cannot be sure these contractual provisions will successfully protect us from liability if we are sued.  We sometimes undertake projects on a fixed-fee basis or cap the amount of fees we may bill on a time and materials basis. Any increased or unexpected costs or unanticipated delays could make such projects less profitable or unprofitable and could have a material adverse effect on our business, results of operations and financial condition.

Competition — We operate in a highly competitive industry. We believe that we currently compete principally with IT and Internet professional services firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Internet Growth and Usage — Our business is dependent in part upon continued growth of the use of the Internet by our clients and prospective clients as well as their customers and suppliers. If Internet usage and commerce conducted over the Internet does not continue to grow, the demand for our services may decrease and, as a result, our revenues would decline. Capacity constraints of the Internet, unless resolved, could impede further growth of Internet usage. In addition, any laws and regulations relating to the Internet that are adopted by governments in the United States or abroad that could reduce growth or usage of the Internet as a commercial medium may impact our business. We cannot predict how any such government regulations may affect our business. However, if such regulations were to result in a decrease in the demand for our services, they could have a material adverse effect on our business, results of operations and financial condition.

International Expansion — We expect to expand our international operations. We currently have offices in five foreign countries: Canada, Germany, Hungary, the Netherlands and the United Kingdom.  Our foreign operations accounted for 3% of our 2001 revenues. We have limited experience in marketing, selling and providing our services internationally. International operations are subject to political and economic uncertainties, fluctuations in foreign currency exchange rates and new tax and legal requirements. Other risks inherent in international operations include managing geographically distant locations and customers, employees speaking different languages and different cultural approaches to the conduct of business. If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition.

Potential Fluctuations in Quarterly Operating Results — Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly revenues or operating results generally include: costs relating to the expansion of our business; the extent and timing of business acquisitions; our ability to obtain new and follow-up on client engagements; the timing of assignments from customers; our consultant utilization rate (including our ability to transition employees quickly from completed assignments to new engagements); the seasonal nature of our business due to variations in holidays and vacation schedules; the introduction of new services by us or our competitors; price competition or price changes; and our ability to manage costs and economic and financial conditions specific to our clients. Quarterly sales and operating results can be difficult to forecast, even in the short term. Due to all of the foregoing factors, it is possible that our revenues or operating results in one or more future quarters will fail to meet or exceed the expectations of security analysts or investors. In such event, the price of our common stock would likely be materially adversely affected.

Price Volatility — The market price of our common stock could be subject to significant fluctuations in response to: variations in quarterly operating results; changes in earnings estimates by securities analysts; any differences between our reported results and securities analysts’ expectations; general economic, financial and other factors; and market conditions that can affect the capital markets. In addition, reaction to announcements made by us or by our competitors, such as new contracts or service offerings, acquisitions or strategic investments may impact our stock price.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from foreign currency fluctuations and changes in interest rates on any borrowings we may have. We currently do not use derivative financial or commodity instruments.

Foreign Exchange. We are exposed to foreign exchange rate fluctuations as the financial results of our foreign operations are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our financial position or results of operations. During the year ended December 31, 2001, approximately 3% of our total revenue was attributable to foreign operations. CIBER does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. We believe that our exposure to foreign currency exchange risk at December 31, 2001 is not material.

Interest Rates. We have a $37.5 million reducing revolving line of credit with a bank. There was $18,634,000 outstanding under this bank line of credit at December 31, 2001. The interest rate on the line of credit is based on the bank’s prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization.  Therefore, as Prime fluctuates, we would experience changes in interest expense related to any outstanding borrowings.

Item 8.    Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors and Shareholders

CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended June 30, 1999, the six-month period ended December 31, 1999 and each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the year ended June 30, 1999, the six-month period ended December 31, 1999 and each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, CIBER, Inc. adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Denver, Colorado

February 5, 2002

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
	In thousands, except per share data
Consulting services	$660,384	$341,123	$586,481	$526,615
Other revenues	59,277	20,877	35,053	32,260
Total revenues	719,661	362,000	621,534	558,875

Cost of consulting services	423,131	229,853	401,359	369,086
Cost of other revenues	40,176	12,239	20,719	18,290
Selling, general and administrative expenses	157,959	83,929	158,553	153,697
Amortization of intangible assets	7,520	6,754	14,032	12,155
Other charges	1,535	—	83,768	3,051
Operating income (loss)	89,340	29,225	(56,897)	2,596
Interest income	2,640	920	1,093	526
Interest expense	—	(190)	(436)	(432)
Other income, net	—	778	381	167
Income (loss) before income taxes	91,980	30,733	(55,859)	2,857
Income tax expense	37,485	13,090	10,916	1,173
Net income (loss)	$54,495	$17,643	$(66,775)	$1,684

Earnings (loss) per share — basic	$0.98	$0.31	$(1.15)	$0.03

Earnings (loss) per share — diluted	$0.95	$0.30	$(1.15)	$0.03

Weighted average shares — basic	55,362	57,345	57,900	58,191

Weighted average shares — diluted	57,141	58,496	57,900	58,698

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2000	2001
	In thousands, except share data
Assets
Current assets:
Cash and cash equivalents	$19,193	$9,369
Accounts receivable, net	127,217	135,334
Prepaid expenses and other current assets	5,689	9,598
Income taxes refundable	2,775	3,531
Deferred income taxes	2,538	2,933
Total current assets	157,412	160,765

Property and equipment, at cost	55,388	64,467
Less accumulated depreciation and amortization	(30,082)	(38,797)
Net property and equipment	25,306	25,670

Intangible assets, net	137,057	169,424
Deferred income taxes	3,173	8,301
Other assets	3,399	4,591
Total assets	$326,347	$368,751

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,092	$17,706
Accrued compensation and related liabilities	24,342	25,108
Other accrued expenses and liabilities	12,488	15,761
Income taxes payable	572	252
Total current liabilities	54,494	58,827
Bank line of credit	—	18,634
Total liabilities	54,494	77,461
Minority interest	836	—
Contingent redemption value of put options	775	—
Commitments and contingencies (see Notes)
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,579,000 and 60,967,000 shares issued	596	610
Additional paid-in capital	229,732	241,316
Retained earnings	70,098	54,385
Accumulated other comprehensive loss	(1,470)	(1,701)
Treasury stock, 2,804,000, and 512,000 shares, at cost	(28,714)	(3,320)
Total shareholders’ equity	270,242	291,290
Total liabilities and shareholders’ equity	$326,347	$368,751

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholder’s Equity

	Common Stock
	Shares	Amount
	In thousands
Balances at June 30, 1998	52,248	522	93,889	71,433	—	—	165,844
Employee stock purchases and options exercised	1,435	14	14,738	(3,225)	—	3,225	14,752
Acquisition consideration	4,286	43	106,492	(96)	—	1,049	107,488
Immaterial pooling of interests	961	10	806	—	—	—	816
Tax benefit from exercise of stock options	—	—	5,499	—	—	—	5,499
Stock compensation expense	3	—	395	—	—	—	395
Stock options exchanged for compensation	—	—	833	—	—	—	833
Net income	—	—	—	54,495	—	—	54,495
Purchases of treasury stock	—	—	—	—	—	(12,986)	(12,986)
Balances at June 30, 1999	58,933	589	222,652	122,607	—	(8,712)	337,136
Employee stock purchases and options exercised	457	4	4,485	(923)	—	7,326	10,892
Acquisition consideration	—	—	1,590	(15)	—	9,850	11,425
Tax benefit from exercise of stock options	—	—	1,664	—	—	—	1,664
Stock compensation expense	24	1	224	—	—	—	225
Net income	—	—	—	17,643	—	—	17,643
Purchases of treasury stock	—	—	—	—	—	(36,729)	(36,729)
Balances at December 31, 1999	59,414	594	230,615	139,312	—	(28,265)	342,256
Net loss	—	—	—	(66,775)	—	—	(66,775)
Unrealized loss on investments, net of $353 tax	—	—	—	—	(529)	—	(529)
Foreign currency translation	—	—	—	—	(941)	—	(941)
Comprehensive loss							(68,245)
Employee stock purchases and options exercised	160	2	(313)	(2,439)	—	13,670	10,920
Gain on sale of stock by subsidiary	—	—	71	—	—	—	71
Tax benefit from exercise of stock options	—	—	389	—	—	—	389
Sales and settlement of put options	—	—	(444)	—	—	—	(444)
Contingent liability for put options	—	—	(775)	—	—	—	(775)
Stock compensation expense	5	—	189	—	—	—	189
Purchases of treasury stock	—	—	—	—	—	(14,119)	(14,119)
Balances at December 31, 2000	59,579	596	229,732	70,098	(1,470)	(28,714)	270,242
Net income	—	—	—	1,684	—	—	1,684
Unrealized gain on investments, net of $176 tax	—	—	—	—	370	—	370
Foreign currency translation	—	—	—	—	(601)	—	(601)
Comprehensive income							1,453
Acquisition consideration	1,386	14	9,393	(3,904)	—	16,197	21,700
Employee stock purchases and options exercised	1	—	(119)	(13,028)	—	20,074	6,927
Tax benefit from exercise of stock options	—	—	1,412	—	—	—	1,412
Contingent liability for put options	—	—	775	—	—	—	775
Stock compensation expense	1	—	123	(465)	—	1,090	748
Purchases of treasury stock	—	—	—	—	—	(11,967)	(11,967)
Balances at December 31, 2001	60,967	$610	$241,316	$54,385	$(1,701)	$(3,320)	$291,290

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30, 1999	Six months ended December 31, 1999
			Years ended December 31,
			2000	2001
	In thousands
Operating activities:
Net income (loss)	$54,495	$17,643	$(66,775)	$1,684
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	—	—	80,773	—
Depreciation	7,590	4,443	9,190	9,441
Amortization of intangible assets	7,520	6,754	14,032	12,155
Deferred income taxes	(2,049)	(77)	(716)	(221)
Other, net	395	(598)	(782)	1,100
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(17,789)	17,295	10,881	24,353
Other current and long-term assets	416	(3,968)	(2,103)	(1,711)
Accounts payable	1,782	4,420	850	(4,391)
Accrued compensation and related liabilities	9,212	(7,446)	(7,045)	(6,910)
Other accrued expenses and liabilities	(4,211)	(5,782)	3,563	(10,181)
Deferred revenues	(247)	(1,760)	147	—
Income taxes payable/refundable	6,252	(2,227)	(5,565)	1,035
Net cash provided by operating activities	63,366	28,697	36,450	26,354

Investing activities:
Acquisitions, net of cash acquired	(26,500)	(60,090)	(16,184)	(49,959)
Purchases of property and equipment, net	(13,972)	(7,218)	(8,474)	(5,962)
Sale of building, net	—	—	—	5,828
Repayment of advances to Agilera	—	—	9,908	—
Collection of note receivable	—	—	2,000	—
Purchases of investments	—	—	(463)	(885)
Sales of investments	—	—	2,001	1,218
Net cash used in investing activities	(40,472)	(67,308)	(11,212)	(49,760)

Financing activities:
Employee stock purchases and options exercised	14,752	10,892	10,920	6,927
Sale of stock by subsidiary	—	—	123	—
Proceeds from sale of put options	—	—	692	—
Cash settlement of put options	—	—	(1,136)	—
Net borrowings (payments) on short term bank line of credit	—	5,355	(5,355)	—
Borrowings on long term bank line of credit	—	—	—	79,910
Payments on long term bank line of credit	—	—	—	(61,276)
Debt issuance costs paid	—	—	—	(613)
Purchases of treasury stock	(12,986)	(36,729)	(14,119)	(11,190)
Net cash (used in) provided by financing activities	1,766	(20,482)	(8,875)	13,758
Effect of foreign exchange rate changes on cash	—	—	(28)	(176)
Net increase (decrease) in cash and cash equivalents	24,660	(59,093)	16,335	(9,824)
Cash and cash equivalents, beginning of period	37,291	61,951	2,858	19,193
Cash and cash equivalents, end of period	$61,951	$2,858	$19,193	$9,369

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Nature of Operations and Summary of Significant Accounting Policies

(a) Nature of Operations

CIBER, Inc. and its subsidiaries provide information technology (IT) system integration consulting and other services and to a lesser extent, resell certain hardware and software products. Our services are offered on a project or strategic staffing basis, in both custom and ERP package environments, and across all technology platforms, operating systems and infrastructures. Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and Europe.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of CIBER, Inc. and all wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(c) Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to the collectibility of accounts receivable, costs to complete fixed-priced projects, the realizability of goodwill, income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(d) Change in Fiscal Year End

We changed our year end to December 31 from June 30, effective December 31, 1999.

(e) Cash Equivalents

Cash equivalents represents funds temporarily invested with original maturities of three months or less.

(f) Investments in Marketable Securities

Investments in marketable equity securities are classified as available-for-sale and are recorded at fair market value, which is determined based on quoted market prices. Investments in marketable securities are included in prepaid expenses and other current assets on the consolidated balance sheet. The unrealized gain or loss, net of tax, is included in accumulated other comprehensive loss on the consolidated balance sheet. Realized gains and losses on the sale of investments are based on average cost and are included in other income in the consolidated statements of operations.

(g) Property and Equipment

Property and equipment, which consists of computer equipment, and software, furniture and leasehold improvements, is stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging primarily from three to seven years.  Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

(h) Intangible Assets and Recent Accounting Pronouncements

Intangible assets consist of goodwill and noncompete agreements. Goodwill acquired prior to July 1, 2001 is amortized over 6 to 20 years. Goodwill acquired after June 30, 2001 is not amortized.  Noncompete agreements are amortized over the terms of the contracts, which range from one to three years. Amortization is recorded using the straight-line method.

Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that may trigger an impairment assessment include a history of operating losses of the related business, a significant reduction in the revenues of the related business, and a loss of a major customer, our market capitalization relative to net book value, among others. An impairment would be considered to exist when the estimated undiscounted future cash flows expected to result from the use of the intangible asset are less than the carrying amount of the asset. Future cash flows are estimated at the lowest business unit level that includes all of the operations that directly benefit from the intangible asset. This level may be a practice, branch office, region or subsidiary. If the acquired business has been fully integrated into operations, enterprise-wide goodwill would be evaluated at the consolidated level. Estimated cash flows at the business unit level are net of taxes and do not include any allocation of interest or other corporate level items. Impairment, if any, is measured based on forecasted future discounted operating cash flows. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill.  Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives.  The non-amortization and amortization provisions of SFAS 142 are effective for goodwill and intangible assets acquired after June 30, 2001.  As a result we will not record any amortization of goodwill related to the acquisitions of Century, Aris and Metamor (see Note 3).  With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will adopt SFAS 142 effective January 1, 2002.  We expect the adoption of these accounting standards will result in a reduction of our amortization of goodwill commencing January 1, 2002, however, periodic impairment reviews may result in future write-downs.

(i) Revenue Recognition

We provide consulting services under time-and-material and fixed-priced contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses separately billed to clients. For fixed-priced contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known. Losses, if any, on fixed-price contracts are recognized when the loss is determined. Under certain national IT services contracts, we are required by our customer to act as a billing agent for other service providers to such client. We recognize the net fee under these arrangements as revenue.

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

(k) Stock-based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)”. We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock (or the estimated fair value of subsidiary stock) at the grant date over the amount the employee must pay for the stock. We generally grant stock options at fair market value at the date of grant. The pro forma disclosures, as if the fair-value based method defined in SFAS 123 had been applied, are provided in Note 15.

(l) Minority Interest

At December 31, 2000, we owned 88% of Waterstone, Inc. In 2001, we purchased the remaining shares that represented the minority interest in Waterstone for $1.7 million, which resulted in additional goodwill of $792,000. On November 27, 2000, we acquired 51% of Enspherics, Inc.  The minority stockholders’ proportionate share of the equity of these subsidiaries is reflected as minority interest in the consolidated balance sheet.  As Enspherics has incurred losses in excess of minority interest equity capital, no minority interest is recorded at December 31, 2001. The minority stockholders’ proportionate share of the net income (loss) of these subsidiaries is included in other income, net in the consolidated statement of operations.  For the year ended December 31, 2000, the minority interest in the net loss of subsidiaries was $467,000.

(m) Comprehensive Loss

Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of shareholders’ equity in the consolidated balance sheet. Comprehensive loss includes net income (loss) plus changes in the net unrealized gain/loss on investments, net of taxes and changes in cumulative foreign currency translation adjustment.  At December 31, 2001, the total accumulated other comprehensive loss of $1,701,000 is comprised of unrealized loss on investments of $159,000 and $1,542,000 of foreign currency translation.

(n) Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on the consolidated balance sheet.  Foreign currency translation adjustment excludes tax effects given that the earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.  Foreign currency transaction gains and losses have not been significant and are included in the results of operations as incurred.

(o) Fair Value of Financial Instruments

The fair value of our financial instruments approximates our carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments, which approximate current market rates.

(2) Other Charges

Other charges are comprised of the following (in thousands):

	Year ended June 30, 1999	Years ended December 31,
		2000	2001
Employee severance costs	$—	$1,300	$1,800
Office lease closure costs	—	—	1,251
Goodwill impairment	—	80,773	—
Asset write-down	—	975	—
DigiTerra professional fees	—	720	—
Merger costs for poolings of interests	1,535	—	—
	$1,535	$83,768	$3,051

2001— In connection with our reorganization of our DigiTerra and Waterstone subsidiaries, during the fourth quarter of 2001, we incurred severance costs related to certain executive management positions that were eliminated.  In addition, during 2001 we incurred charges related to losses on excess office space that we have sub-leased to other parties.

2000 — During the quarter ended September 30, 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions. These acquisitions included: Business Impact Systems, Inc. (“BIS”), Integration Software Consultants, Inc. (“ISC”), York & Associates, Inc., Interactive Papyrus, Inc. and Paragon Solutions, Inc. Of the total goodwill impairment charge, $58.6 million related to the Custom Solutions segment and $22.2 million related to our Package Solutions segment. These businesses were acquired at a time when the value of IT services companies was much higher than at the time of the impairment charge. In addition, approximately 88% of the goodwill impairment charge related to businesses acquired for consideration paid 100% in our stock. Stock consideration typically involves a premium over cash consideration. These acquired operations experienced a decrease in the demand for their services as post Year 2000 IT spending of many companies decreased. In addition, in the spring of 2000, the IT services requirements of dot.com companies decreased significantly. This has led to greater competition within the IT services industry for the remaining business, and as a result, revenues, cash flows and expected future growth rates of these operations have decreased.

Due to the significance of the change in conditions, we performed an evaluation of the recoverability of the goodwill related to these operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Because the estimated future undiscounted cash flows of these operations were less than the carrying value of the related goodwill, an impairment charge was required. The impairment charge represents the amount required to write-down this goodwill to our best estimate of these operations’ future discounted cash flows. In addition, we reduced the remaining goodwill amortization periods for BIS and ISC to 10 years and 14 years, respectively. This reduction resulted in additional goodwill amortization of $330,000 during the year ended December 31, 2000, which increased the net loss by the same amount.

In March 2000, we announced our intent to spin-off our DigiTerra subsidiary to our shareholders and incurred related charges for an asset write-down as well as professional fees.  In 2001, as the result of changes in market and business conditions, the plans to spin-off DigiTerra were cancelled.

1999—-Merger costs represent professional fees, primarily broker fees, associated with certain pooling of interests business combinations.

(3) Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions — 2001

Metamor Industry Solutions, Inc (“Metamor”) - On October 15, 2001, CIBER, Inc. acquired Metamor Industry Solutions, Inc. and its subsidiary, Metamor Government Solutions, Inc.  CIBER acquired all of the outstanding stock of Metamor Industry Solutions, Inc. from PSINet Consulting Solutions Holdings, Inc., a subsidiary of PSINet, Inc., for consideration of approximately  $37.8 million.  We have recorded goodwill of $29.0 million all of which is expected to be deductible for tax purposes.  The actual purchase price is subject to finalization between the parties. We recorded reserves of $1.7 million for estimated office lease closure costs as additional costs of the acquisition. Metamor, based in Chicago, IL, provided IT consulting services similar to CIBER, including custom software development and IT staffing, primarily to governmental entities.  Our primary reason for acquiring Metamor was to expand our services to federal, state and local governments.

Aris Corporation (“Aris”) — On September 18, 2001, we acquired the business and properties of Aris as the result of Aris’ merger with and into CIBER. The total purchase price was $29.9 million consisting of $15.8 million in cash (including acquisition costs), 2,222,092 shares of CIBER common stock valued at $12.7 million and CIBER stock options valued at $1.4 million.  The value of the CIBER shares issued was based on the average closing price of CIBER stock over the two-day period before and after the revised terms of the acquisition were agreed to. We have recorded $4.3 million of goodwill, all of which is not deductible for tax purposes.  No benefit has been recorded for Aris’s foreign tax loss carryforwards at the acquisition date.  Any subsequent realization of these tax benefits will be adjusted to goodwill.  We recorded reserves of $2.0 million and $1.9 million for employee severance and office lease closure costs, respectively, as additional costs of the acquisition.  The severance costs were paid by December 31, 2001.  Aris, headquartered in Bellevue, WA, provided IT consulting services similar to CIBER, including enterprise systems implementation and front-end web development. Our primary reason for acquiring Aris was to expand our presence in Microsoft and Oracle technologies as well as to add to our geographic presence in Seattle and New Jersey and add new locations in Portland and the United Kingdom.

Century Computer Consultants, Inc. (“Century”) — On August 31, 2001, we acquired Century for an aggregate purchase price of approximately $10.4 million, consisting of $2.9 million in cash and 1,134,644 shares of CIBER common stock valued at $7.5 million.  The value of the CIBER shares issued was based on the closing stock price on August 30, 2001.  We have recorded $6.6 million of goodwill, all of which is not deductible for tax purposes.  Century, based in Overland Park, Kansas, provided IT services similar to CIBER.  Our primary reasons for acquiring Century were to strengthen strategic client relationships in Kansas City and in the wireless industry, add leadership to our existing Kansas City operations and realize the cost efficiencies associated with the combined operation.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Metamor, Aris and Century on the respective acquisition date (in thousands):

	Metamor	Aris	Century
Cash	$1,061	$12,680	$1,609
Accounts receivable	19,795	8,984	2,081
Equipment and furniture	1,315	1,441	67
Building	—	5,828	—
Deferred taxes	—	4,920	79
Other assets	2,802	3,585	76
Goodwill	29,045	4,302	6,615
Total assets acquired	54,018	41,740	10,527
Accounts payable and accrued liabilities	16,236	11,782	145
Net assets acquired	$37,782	$29,958	$10,382

The following pro forma information presents the combined results of operations of CIBER, Metamor, Aris and Century as if the acquisitions had occurred as of the beginning of the year presented, after giving effect to certain adjustments, including elimination of historical goodwill amortization of the acquired companies, decreased interest income as a result of the cash paid for these acquisitions and income taxes at our marginal tax rate.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER and these acquired companies constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Combined Year Ended December 31,
	2000	2001
	In thousands, except per share data
Total revenues	$783,333	$678,908
Net loss	(79,581)	(16,076)
Loss per share — basic	$(1.30)	$(0.26)
Loss per share — diluted	$(1.30)	$(0.26)

The above pro forma combined financial information includes certain non-recurring items related to Aris. Aris had an investment loss of $3.5 million and an investment gain of $1.5 million, net of tax effects in 2000 and 2001, respectively.  Aris also recorded net income (loss) from discontinued operations of $665,000 and ($343,000) in 2000 and 2001, respectively.

Other acquisitions — In 2001, we also acquired three other businesses for cash consideration of $4.8 million, for which we recorded goodwill of $4.3 million.

Acquisition — 2000

Enspherics, Inc. (“Enspherics”) — On November 27, 2000, we acquired 51% of the outstanding capital stock of Enspherics for $2.5 million. Per the terms of the agreement, additional consideration may be paid based on Enspherics achieving certain performance objectives in 2002. We recorded goodwill of $2.5 million related to this acquisition, which will be amortized over 10 years. Enspherics, located in Greenwood Village, Colorado, provides custom designed IT security solutions to clients who operate in high-risk environments.

Acquisitions — July 1, 1999 through December 31, 1999

Solution Partners B.V. (“Solution Partners”) — On December 2, 1999, we acquired all of the outstanding capital stock of Solution Partners for initial consideration of $14.1 million. As part of the purchase price, we issued 171,580 shares of our common stock with a value of $4.0 million. In 2000, we agreed to pay additional consideration of approximately $1.9 million, of which $1.0 million was paid in 2001 and the remainder was paid in February 2002. The additional consideration has been recorded as goodwill and as a result, we have recorded total goodwill of $15.3 million related to this acquisition, which is being amortized over 20 years. Solution Partners, located in Eindhoven, the Netherlands, provides e-business and supply chain solutions using SAP software to companies throughout Europe.

Interactive Papyrus, Inc. (“IPI”) — On December 2, 1999, we acquired approximately 78% of the outstanding capital stock of IPI for $6.2 million. As part of the purchase price, we issued 22,500 shares of our common stock with a value of $450,000. We originally recorded goodwill of $5.7 million related to this acquisition, which was being amortized over 6 years. In 2000, we reduced the goodwill associated with IPI to $924,000 (see Note 2). IPI, located in Colorado Springs, Colorado, developed interactive web sites to build online business ventures.

Software Design Concepts, Inc. (“SDC”) — On November 15, 1999, we acquired certain assets, liabilities and all of the business operations of SDC for $9.0 million in cash and the issuance of 160,378 shares of our common stock with a value of $3.0 million. The aggregate purchase price was $12.0 million. We have recorded goodwill of $11.5 million related to this acquisition, which is being amortized over 20 years. SDC, located in Philadelphia, Pennsylvania, provided software development and consulting services similar to us.

Waterstone Consulting, Inc. (“Waterstone”) — On October 29, 1999, we acquired certain assets, liabilities and all of the business operations of Waterstone for $30.7 million. As part of the purchase price, we issued 243,347 shares of our common stock with a value of $4.0 million. We have recorded goodwill of $29.8 million related to this acquisition, which is being amortized over 20 years. Waterstone, located in Chicago, Illinois, provided consulting services specializing in supply chain and customer relationship management solutions.

The Isadore Group, Inc. (“Isadore”) — On October 15, 1999, we acquired certain assets, liabilities and all of the business operations of Isadore for $18.3 million. Additionally, the terms of the purchase provide for additional consideration of up to $10.4 million based on certain revenue earned during the 3-year period ending December 31, 2002. We have recorded goodwill of $17.5 million related to this acquisition, which is being amortized over 20 years. Any additional consideration paid will be accounted for as additional goodwill. Isadore, based in Phoenix, Arizona, provided PeopleSoft higher education consulting services.

Acquisitions - Year Ended June 30, 1999

Digital Software Corporation (“DSC”) — On April 30, 1999, we acquired certain assets, liabilities and all of the business operations of DSC for $6.9 million in cash. We recorded goodwill of $7.0 million related to this acquisition, which is being amortized over 15 years. DSC, located in Aurora, Colorado, provided software engineering services similar to us.

Compaid Consulting Services, Inc. (“Compaid”) — On March 2, 1999, we acquired all of the outstanding capital stock of Compaid for $10.3 million. We have recorded goodwill of $8.0 million related to this acquisition, which is being amortized over 15 years. Compaid, headquartered in Atlanta, Georgia, provided services similar to us.

Business Impact Systems, Inc. (“BIS”) — On February 26, 1999, we issued 2,401,028 shares of our common stock in exchange for substantially all of the outstanding assets and liabilities of BIS. The aggregate purchase price was $62.2 million, including acquisition costs. We had originally recorded goodwill of $55.6 million related to this acquisition, which was being amortized over 20 years. In 2000, we reduced the goodwill related to BIS to $9.8 million and reduced the remaining goodwill amortization period to 10 years (see Note 2). BIS, headquartered in Herndon, Virginia, provided enterprise integration services.

Paradyme HR Technologies Corporation (“Paradyme HRT”) — On February 5, 1999, we acquired certain assets, liabilities and all of the business operations of Paradyme HRT.  We paid total consideration of $8.0 million.  Paradyme HRT, located in Columbia, South Carolina, provided ERP outsourcing services and HR/Payroll business services. The acquired business became part of Agilera, Inc., which effective January 1, 2000 was no longer part of CIBER (see Note 5).

Integration Software Consultants, Inc. (“ISC”) — On February 2, 1999, we issued 1,280,289 shares of our common stock in exchange for all of the outstanding common stock of ISC. The aggregate purchase price was $34.0 million, including acquisition costs. We had originally recorded goodwill of $31.9 million related to this acquisition, which was being amortized over 20 years. In 2000, we reduced the goodwill related to ISC to $11.7 million and reduced the remaining goodwill amortization period to 14 years (see Note 2). ISC, headquartered in Philadelphia, Pennsylvania, provided SAP software implementation services.

York & Associates, Inc. (“York”) — On January 29, 1999, we issued 548,857 shares of our common stock and granted options for 30,643 shares of our common stock (at an aggregate exercise price of $159,000) in exchange for substantially all of the outstanding assets and liabilities of York. The aggregate purchase price was $14.5 million, including acquisition costs. We had originally recorded goodwill of $12.2 million related to this acquisition, which was being amortized over 20 years. In 2000, we wrote off all of the goodwill related to York because we exited the primary business for which York was acquired (see Note 2).

Paragon Solutions, Inc. (“Paragon”) — On January 8, 1999, we acquired certain assets, liabilities and all of the business operations of Paragon for $4.4 million. Additional consideration of $2.5 million was paid in 2000. We had originally recorded total goodwill of $6.8 million related to this acquisition, which was being amortized over 15 years. In 2000, we reduced the goodwill associated with Paragon to $1.9 million (see Note 2). Paragon, located in Pittsburgh, Pennsylvania, provided Oracle software implementation services.

The Doradus Corporation (“Doradus”) — On November 15, 1998, we acquired all of the outstanding capital stock of Doradus for $4.1 million. Additional consideration of $288,000 was paid in during the six months ended December 31, 1999. We have recorded total goodwill of $4.2 million related to this acquisition, which is being amortized over 15 years. Doradus, located in Minneapolis, Minnesota, provided IT consulting services similar to us.

(4) Poolings of Interests

During the year ended June 30, 1999, we completed certain business combinations accounted for as poolings of interests, as set forth below.

The Cushing Group, Inc. (“Cushing”) — On August 31, 1998, we issued 961,135 shares of our common stock in connection with the merger of Cushing.  Our financial statements include the accounts of EJR since the pooling of interests as prior period amounts were immaterial.

EJR Computer Associates, Inc. (“EJR”) — On August 11, 1998, we issued 1,155,516 shares of our common stock in connection with the merger of EJR.  Our financial statements include the accounts of EJR for all periods prior to the pooling of interests.

(5) Agilera Investment

In March 2000, our wholly owned subsidiary, Agilera, Inc., sold convertible preferred stock to new investors. In connection with the preferred stock sale, Agilera paid us $9.9 million in repayment of our advances to Agilera as of December 31, 1999, reducing our historical cost basis in our remaining ownership in Agilera to zero.  As a result of participating rights obtained by the preferred stockholders in connection with their investment, our voting interest in Agilera was reduced to 41%. Accordingly, effective January 1, 2000, for financial reporting purposes, we do not consolidate Agilera and we account for investment in Agilera using the equity method of accounting. Under the equity method, since the basis of our investment in Agilera is zero and Agilera has incurred losses, we did not record our proportionate share of Agilera’s net losses during that period.  As the result of other Agilera equity transactions, in January 2001 our voting interest in Agilera was reduced to approximately 19%. As a result of this decrease in ownership, we account for our investment in Agilera at cost, which is zero.

Agilera provides enterprise application hosting or application service provider (“ASP”) services.  We provide software implementation services to Agilera as a subcontractor under certain Agilera customer contracts. We have recorded revenue of $5,986,000 and $3,952,000 related to these services during the year ended December 31, 2000 and 2001 respectively.  In addition, we have an agreement to sublease an office facility to Agilera at an annual cost of approximately $351,000, through the expiration of our lease in January 2003.

(6) Sale of LogisticsPRO

On September 30, 1999, we sold our LogisticsPRO software business for $2.0 million resulting in a gain of $827,000 that is included in other income.  As consideration, we received a $2.0 million promissory note that was paid in full in September 2000. The software business was sold to an entity owned by the management of the LogisticsPRO business as well as two non-executive officers of DigiTerra.

(7) Earnings (Loss) Per Share

The computation of earnings (loss) per share — basic and diluted is as follows:

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
	in thousands, except per share amounts
Numerator:
Pro forma net income
Net income (loss)	$54,495	$17,643	$(66,775)	$1,684
Denominator:
Basic weighted average shares outstanding	55,362	57,345	57,900	58,191
Dilutive effect of employee stock options	1,779	1,151	—	507
Diluted weighted average shares outstanding	57,141	58,496	57,900	58,698

Earnings (loss) per share — basic	$0.98	$0.31	$(1.15)	$0.03
Earnings (loss) per share — diluted	$0.95	$0.30	$(1.15)	$0.03

Loss per share — diluted for the year ended December 31, 2000 excludes common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. The dilutive common equivalent shares for the year ended December 31, 2000 were 876,000, had we reported net income. In addition, the number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares — diluted was 1,182,000, 2,316,000, 4,175,000 and 3,361,000 for the year ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

(8) Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2000	2001
Billed accounts receivable	$105,193	$129,707
Unbilled accounts receivable	24,087	10,338
	129,280	140,045
Less allowance for doubtful accounts	(2,063)	(4,711)
	$127,217	$135,334

The activity in the allowance for doubtful accounts consist of the following (in thousands):

	Additions
	Balance at beginning of period	Charge to cost and expense	Other (1)	Deductions (Write-offs)	Balance at end of period
Year ended June 30, 1999	2,510	3,312	381	(2,859)	3,344
Six months ended December 31, 1999	3,344	1,784	4	(2,489)	2,643
Year ended December 31, 2000	2,643	5,019	6	(5,605)	2,063
Year ended December 31, 2001	2,063	4,912	3,707	(5,971)	4,711

(1)          Represents additions due to acquisitions

(9) Investments

Summary information about investments in marketable equity securities is as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount & Fair Value
December 31, 2001	$1,177	$111	$(446)	$842
December 31, 2000	$1,398	$12	$(895)	$515

Gains and losses from the sale of investments in marketable equity securities are as follows (in thousands):

	Years ended December 31,
	2000	2001
Gross realized gains	$564	$141
Gross realized losses	$(60)	$(139)

In 2000, we purchased 134,400 shares of Merrill Lynch & Co., Inc. Structured Yield Product Exchangeable for Stock (“STRYPES”), payable with shares of common stock of CIBER, Inc at a cost of $1,534,000. On February 1, 2001, we received 285,044 shares of our common stock plus interest upon the maturity of the STRYPES. We recorded these shares as treasury stock at December 31, 2000, at a cost of $1,534,000, net of interest received.  The CIBER, Inc. common stock delivered by Merrill Lynch & Co. in settlement of the STRYPES was purchased by Merrill Lynch & Co. from a trust controlled by Bobby G. Stevenson, our Chairman, pursuant to a forward purchase contract entered into in January 1998.

(10) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2000	2001
Computer equipment and software	$38,946	$44,012
Furniture and fixtures	11,447	13,848
Leaseholds	4,995	6,607
	55,388	64,467
Less accumulated depreciation	(30,082)	(38,797)
Property and equipment, net	$25,306	$25,670

In October 2001, we completed the sale of the building that we acquired with Aris in September 2001 (see Note 3), resulting in net cash proceeds of $5,828,000.

(11) Intangible Assets

	December 31,
	2000	2001
	In thousands
Goodwill	$166,383	$210,527
Less accumulated amortization	(31,082)	(41,963)
Goodwill, net	135,301	168,564

Noncompete agreements	4,701	3,665
Less accumulated amortization	(2,945)	(2,805)
Noncompete agreements, net	1,756	860

Intangible assets, net	$137,057	$169,424

(12) Bank Line of Credit and Financing Agreement

Bank Line of Credit - In September 2001, we obtained a new $40 million reducing revolving line of credit from Wells Fargo Bank, N.A.  At the end of each calendar quarter the maximum available borrowing under our line of credit is reduced by $2.5 million, therefore the maximum available borrowing was $37.5 million at December 31, 2001.  The line of credit expires September 30, 2004.  Borrowings bear interest based on the bank’s prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization.  At December 31, 2001 our outstanding balance under the line of credit was $18.6 million.  At December 31, 2001, the bank’s prime rate was 4.75% and our rate on borrowing was 4.05%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit.  The line of credit is secured by substantially all of our assets.  The terms of the credit agreement contain, among other provisions, certain financial covenants including minimum interest coverage and minimum tangible net worth, as well as specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of any dividends.

Wholesale Financing Agreement - In connection with our operation as an authorized remarketer of certain computer hardware and products, we have an Agreement for Wholesale Financing with IBM Credit Corporation.  Outstanding amounts under the Wholesale Financing Agreement, which totaled $3,247,000 and $5,310,000 at December 31, 2000 and 2001, respectively, are included in accounts payable on the balance sheet.  Our payment of individual amounts financed is due within normal trade credit payment terms, generally 45 days, and are without interest.  Outstanding amounts under the Wholesale Financing Agreement are secured by substantially all of our assets.

(13) Leases

We have noncancelable operating leases for our office space.  We also have certain office locations that we have subleased to other parties.  Net rent expense for operating leases totaled $10,730,000, $6,218,000, $12,106,000 and $13,387,000 for the year ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001 respectively. Our net rental expense for the year ended December 31, 2001 consists of gross rental expense of $14,476,000 and sublease income of $1,089,000.

Future minimum lease payments and sublease receipts as of December 31, 2001 are (in thousands):

	Rental Payments	Sublease Receipts
2002	16,957	2,919
2003	13,822	1,887
2004	8,262	947
2005	4,459	451
2006	1,693	35
Thereafter	2,106	—
Total minimum lease payments	$47,299	$6,239

We have a lease reserve for certain office leases that are vacant or have been subleased at a loss.  The activity in the lease reserve consists of the following (in thousands):

		Additions
	Balance at beginning of year	Charge to cost and expense	Other (1)	Deductions (Payments)	Balance at end of year
Year ended December 31, 2001	—	1,251	3,567	(743)	4,075

(1)     Represents additions due to acquisitions.

(14) Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
Current:
Federal	$34,005	$11,082	$8,211	$577
State and local	5,297	1,829	2,157	139
Foreign	232	256	1,264	678
	39,534	13,167	11,632	1,394
Deferred:
Federal	(1,773)	(66)	(582)	(230)
State and local	(276)	(11)	(113)	9
Foreign	—	—	(21)	—
	(2,049)	(77)	(716)	(221)
Income tax expense	$37,485	$13,090	$10,916	$1,173

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands):

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
Income tax expense (benefit) at the federal statutory rate of 35%	$32,193	$10,757	$(19,551)	$1,000
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	3,263	1,182	1,329	96
Nondeductible goodwill amortization	1,008	929	1,490	876
Nondeductible goodwill write-down	—	—	26,752	—
Nondeductible other costs	970	369	903	641
Adjustment to prior year’s estimated tax liability	—	—	—	(1,251)
Other	51	(147)	(7)	(189)
Income tax expense	$37,485	$13,090	$10,916	$1,173

U.S. and foreign income (loss) before income taxes are as follows (in thousands):

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
United States	$90,719	$30,166	$(58,974)	$345
Foreign	1,261	567	3,115	2,512
	$91,980	$30,733	$(55,859)	$2,857

The components of the net deferred tax asset or liability are as follows (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Intangible assets	$5,213	$5,101
Accrued expenses	2,413	2,783
Accounts receivable	—	821
Net operating losses	—	6,339
Other	463	177
Total gross deferred tax assets	8,089	15,221
Less valuation allowance	—	(1,750)
Net deferred tax assets	8,089	13,471
Deferred tax liabilities:
Property and equipment	(2,040)	(1,389)
Accounts receivable	(239)	—
Other	(99)	(848)
Total gross deferred tax liabilities	(2,378)	(2,237)
Net deferred tax asset	$5,711	$11,234

Balance sheet classification of deferred tax asset:

Deferred tax asset - current	$2,538	$2,933
Deferred tax asset - long term	3,173	8,301
Net deferred tax asset	$5,711	$11,234

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the deferred tax assets.

At December 31, 2001 we have available tax loss carryforwards of approximately $17.5 million resulting from certain acquired companies and certain subsidiaries, which begin to expire in 2018.  The valuation allowance at December 31, 2001, relates to $5.0 million of acquired foreign net operating loss carryforwards, for which any future realized benefit would be allocated to reduce goodwill. The utilization of $9.4 million of U.S. net operating loss carryforwards is subject to certain annual limits under the Internal Revenue Code.

(15) Stock-Based Plans

Our stock-based compensation plans are described below.

Employees’ Stock Option Plan — We have a stock option plan for employees and up to 10,500,000 shares of CIBER, Inc. common stock are authorized for issuance under this plan. At December 31, 2001, 1,309,485 options were available for future grants. The plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The Compensation Committee of the Board of Directors determines the number and nature of awards. Options become exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant. In 2001, stock grants were made to employees for 130,000 shares of common stock valued at an average price of $4.50 per share.

1989 Stock Option Plan — We established a stock option plan in 1989 that was discontinued during 1994. The options expire twenty years after the date of grant through 2013. At December 31, 2001, options for 148,872 shares were outstanding and vested at an average exercise price of $0.45.

Directors’ Stock Option Plan — Up to 200,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee, non-affiliate directors under this plan. Such stock options are non-discretionary and granted annually at the fair market value of our common stock on the date of grant. The number of options granted annually is fixed by the plan. Options expire 10 years from the date of grant.  At December 31, 2001, 69,000 options were available for future grants.

At December 31, 2001, there were 7,901,442 shares of CIBER, Inc. common stock reserved for future issuance under our stock option plans.

Directors’ Stock Compensation Plan — A total of 50,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee directors under this plan.    Each non-employee director is issued shares having a fair market value of approximately $2,500 for attendance at each meeting of our Board of Directors. During the year ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, we issued 1,980; 1,445; 3,892 and 7,550 shares, respectively, of common stock under this plan.  At December 31, 2001, 32,236 shares were available for future grants.

A summary of the status of the CIBER, Inc. stock option plans as of June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, and changes during the periods ending on those dates is presented below (shares in thousands):

	Year ended June 30, 1999		Six months ended December 31, 1999		Year ended December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,187	$12.34	5,364	$15.36	6,928	$16.45
Granted	2,760	22.57	2,457	18.46	2,594	9.96
Exercised	(960)	4.73	(476)	10.17	(168)	7.96
Canceled	(1,623)	24.34	(417)	21.39	(1,949)	19.54
Outstanding at end of period	5,364	$15.36	6,928	$16.45	7,405	$13.55

Options exercisable at period end	1,875		2,270		3,514

	Year ended, December 31, 2001
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,405	$13.55
Granted	3,497	6.35
Exercised	(1,014)	1.95
Canceled	(3,188)	16.71
Outstanding at end of year	6,700	$9.72

Options exercisable at year end	3,267

Summary information about CIBER, Inc. stock options outstanding and exercisable at December 31, 2001 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 0.01 — $ 4.63	1,562	$4.00	8.7	854	$3.59
4.71 — 8.25	2,219	5.84	9.6	576	6.31
8.40 — 16.00	1,688	12.22	7.9	889	13.00
16.31 — 50.98	1,231	20.57	6.6	947	20.51
$ 0.01 —$50.98	6,700	$9.72	8.4	3,267	$11.54

DigiTerra, Inc. Equity Incentive Plan — In July 2001, our DigiTerra, Inc. subsidiary established a stock option plan for its employees.  In 2001, options for 3,611,532 shares at an average exercise price of $1.33 were issued of which 1,543,150 have been cancelled and 2,068,385 are outstanding at December 31, 2001. Options for 517,096 shares are vested at December 31, 2001.  As a result of our decision to not spin off DigiTerra and our subsequent reorganization of DigiTerra, efforts are underway to terminate the plan and cancel these options sometime during 2002.

Waterstone, Inc. Equity Incentive Plan — Our Waterstone subsidiary had a stock option plan under which there were 1,472,900 options outstanding as of December 31, 2000.  During 2001, this plan was discontinued and all options were cancelled.

Employee Stock Purchase Plan (“ESPP”) — We have a stock purchase plan that allows eligible employees to purchase, through payroll deductions, shares of CIBER, Inc. common stock at 85% of the fair market value at specified dates. Up to 4,750,000 shares of common stock are authorized to be issued under the ESPP, of which, a total of 3,730,351 shares have been issued through December 31, 2001. During the years ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, employees purchased 633,405, 440,290 and 837,850 and 1,675,670 shares of common stock, respectively.

For our stock-based plans, we have recorded compensation expenses of $395,000, $225,000, $189,000 and $748,000 during the year ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively. Had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123, our net income (loss) and income (loss) per share would have been as indicated in the pro forma amounts below (in thousands, except per share data):

		Year ended June 30,	Six months ended December 31,	Years ended December 31,
		1999	1999	2000	2001
Net income (loss)	As reported	$54,495	$17,643	$(66,775)	$1,684
	Pro forma	41,373	11,323	(81,295)	(4,563)

Earnings (loss) per share — basic	As reported	.98	.31	(1.15)	.03
	Pro forma	.75	.20	(1.40)	(.08)

Earnings (loss) per share — diluted	As reported	.95	.30	(1.15)	.03
	Pro forma	.72	.19	(1.40)	(.08)

The effect of applying SFAS 123 in this pro forma disclosure may not be indicative of the effect on pro forma net income for future years because variables such as the number of options granted, exercises and stock price volatility included in these disclosures may not be indicative of future activity.

The weighted average fair values of CIBER, Inc. options granted during the year ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001 were $16.24, $9.20, $6.41 and $3.64, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
Expected life	5 years	5 years	5 years	5 years
Risk free interest rate	4.8%	6.0%	6.0%	4.5%
Expected volatility	80%	60%	80%	75%
Dividend yield	0%	0%	0%	0%

Warrants for Common Stock — In connection with our acquisition of Aris, we issued warrants for 96,954 shares of our common stock in replacement of Aris’s previously outstanding warrants.  The warrants are exercisable at prices from $15.63 to $58.24 with an average exercise price of $24.22 and expire at various times through October 2004.

(16) 401(k) Savings Plan

We have a savings plan under Section 401(k) of the Internal Revenue Code. Our company matching contribution is determined based on the employee’s completed years of service.  We recorded expense of $4,555,000, $2,464,000, $3,593,000 and $2,945,000 for the years ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively, related to this plan.

(17) Stock Purchase Rights

On September 21, 1998, CIBER, Inc. paid a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of CIBER, Inc. common stock (“Common Stock”). A Right is also attached to all shares of Common Stock issued after the dividend date. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock, par value $0.01, at a purchase price of $250, subject to adjustment. The Rights become exercisable ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for 15% or more of our outstanding Common Stock. In the event the Rights become exercisable, each Right will entitle its holder, other than the Acquiring Person (as defined in the Rights Agreement), to that number of shares of our Common Stock having a market value of two times the exercise price of the Right. In the event the Rights become exercisable because of a merger or certain other business combination, each Right will entitle its holder to purchase common stock of the acquiring company having a market value of two times the exercise price of the Right. If the Rights are fully exercised, the shares issued would cause substantial dilution to the Acquiring Person or the shareholders of the acquiring company.  We can redeem the Rights in their entirety, prior to their becoming exercisable, at $0.001 per Right. The Rights expire on August 28, 2008, unless extended or earlier redeemed.

(18) Share Repurchase Program

On June 21, 1999, our Board of Directors authorized the repurchase of up to 5,888,591 shares (10%) of our common stock. On April 17, 2001 our Board of Directors authorized the repurchase of an additional 1,000,000 shares of our common stock for a total of 6,888,591 shares that have been authorized for repurchase.  As of December 31, 2001, we have purchased 6,735,000 shares for $71,527,000 under this program.

(19) Business and Credit Concentrations

Our clients are located principally throughout the United States. Our revenue and accounts receivable are concentrated with large companies across several industries and governmental entities. Our largest client accounted for approximately 6%, 7%, 6% and 6% of total revenues for the years ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively. In addition, our five largest clients accounted for, in the aggregate, approximately 15%, 16%, 14% and 16% of our total revenues for the years ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively. We have a policy to regularly monitor the creditworthiness of our clients and generally do not require collateral. We have a concentration of revenues related to clients purchasing software from PeopleSoft, Inc. Approximately 10%, 8%, 8% and 8% of our total revenues for the years ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively, were generated from implementing PeopleSoft software.

(20) Segment Information

In the fourth quarter of 2001, we realigned our operations based on the nature of their services.  As a result, we have two reportable segments, Custom Solutions and Package Solutions. The Custom Solutions segment primarily includes our CIBER custom branch offices and our CIBER Solution Partners European operations.  Our Custom Solutions segment provides IT project solutions and IT staffing in custom developed software environments. Our Package Solutions segment is comprised primarily of our CIBER Enterprise Solutions Division and our subsidiary DigiTerra, Inc.  Package Solutions provides enterprise software implementation services including enterprise resource planning (ERP), supply chain management customer relationship management software from software vendors such as  J.D. Edwards, Lawson, Oracle, PeopleSoft, and SAP, among others.  Prior year information has been restated to conform to this presentation.

We evaluate our segments based on operating income before amortization of intangible assets and goodwill impairment and other charges. The accounting policies of the reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies.

The following presents information about our segments (in thousands):

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
Total revenues:
Custom Solutions	$549,779	$266,604	$477,098	$436,016
Package Solutions	172,938	94,705	148,247	124,905
All Other	1,591	2,783	—	—
Inter-segment	(4,647)	(2,092)	(3,811)	(2,046)
Total	$719,661	$362,000	$621,534	$558,875

Inter-segment revenues:
Custom Solutions	$(795)	$(211)	$(875)	$(52)
Package Solutions	(3,852)	(1,881)	(2,936)	(1,994)
Total	$(4,647)	$(2,092)	$(3,811)	$(2,046)

Income (loss) from operations:
Custom Solutions	$77,182	$31,618	$48,694	$29,447
Package Solutions	34,010	16,772	8,650	967
All Other	(765)	(3,131)	—	—
Corporate	(12,032)	(9,280)	(16,441)	(12,612)
Total	98,395	35,979	40,903	17,802
Amortization of intangibles	(7,520)	(6,754)	(14,032)	(12,155)
Other charges	(1,535)	—	(83,768)	(3,051)
Operating income (loss)	$89,340	$29,225	$(56,897)	$2,596

Total capital expenditures:
Custom Solutions	$830	$1,874	$6,304	$4,649
Package Solutions	7,120	1,678	962	215
All Other	109	1,566	—	—
Corporate	5,913	2,050	1,208	1,098
Total capital expenditures	$13,972	$7,168	$8,474	$5,962

Total assets:
Custom Solutions	$117,370	$110,896	$106,023	$115,241
Package Solutions	67,138	55,578	54,353	44,400
All Other	1,758	5,843	—	—
Corporate and other	65,354	16,276	28,914	39,686
Intangible assets	157,012	233,975	137,057	169,424
Total assets	$408,632	$422,568	$326,347	$368,751

Revenues from foreign operations were $11,418,000 and $16,743,000 for the years ended December 31, 2000 and 2001, respectively, and were not significant during the prior periods presented. Total assets of foreign operations were $21,305,000 and $18,938,000 at December 31, 2000 and 2001, respectively.

(21) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows (in thousands):

	Year ended June 30	Six months ended December 31,	Years ended December 31,
	1999	1999	2000	2001
Acquisitions:
Fair value of assets acquired, excluding cash	$143,371	$84,879	$4,891	$96,225
Liabilities assumed	(10,586)	(5,371)	(579)	(27,890)
Common stock issued	(106,285)	(11,425)	—	(21,679)
Change in acquisition costs payable	—	(7,888)	11,862	2,445
Change in minority interest	—	(105)	10	858
Cash paid for acquisitions, net of cash acquired	$26,500	$60,090	$16,184	$49,959
Noncash investing and financing activities:
Exchange of shares of non-marketable investment for CIBER stock	$—	$—	$—	$777
Issuance of common stock in satisfaction of acquisition costs payable	$1,203	$—	$—	$—
Stock options exchanged for accrued compensation	$833	$—	$—	$—
Cash paid for interest	$—	$94	$547	$211
Cash paid for income taxes, net	$32,941	$15,139	$16,921	$506

(22) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	In thousands, except per share data
Year ended December 31, 2001
Revenues	$145,864	$140,009	$127,951	$145,051	$558,875
Amortization of intangible assets	3,025	3,065	3,036	3,029	12,155
Other charges	—	406	—	2,645	3,051
Operating income (loss)	2,553	122	(1,099)	1,020	2,596
Net income (loss)	1,565	375	(591)	335	1,684
Earnings (loss) per share — basic	$0.03	$0.01	$(0.01)	$0.01	$0.03
Earnings (loss) per share — diluted	$0.03	$0.01	$(0.01)	$0.01	$0.03

Year ended December 31, 2000
Revenues	$166,306	$157,357	$153,285	$144,586	$621,534
Amortization of intangible assets	4,046	4,041	2,931	3,014	14,032
Other charges	2,275	323	80,773	397	83,768
Operating income (loss)	5,493	6,894	(73,927)	4,643	(56,897)
Net income (loss)	3,325	3,980	(76,888)	2,808	(66,775)
Earnings (loss) per share — basic	$0.06	$0.07	$(1.32)	$0.05	$(1.15)
Earnings (loss) per share — diluted	$0.06	$0.07	$(1.32)	$0.05	$(1.15)

In the fourth quarter of 2001, we have reclassified $836,000 originally reported in other charges during the second quarter of 2001 to selling, general and administrative expenses.  In addition, we reclassified $991,000 originally reported as consulting services revenues during the third quarter of 2001 to other revenues.

See Note 2 for information on other charges.

(23) Comparative Financial Information (Unaudited)

The following financial information is included for comparative purposes (in thousands):

	Six months ended December 31, 1999	Year ended December 31, 1999
Total revenues	$339,714	$741,947
Operating income	41,908	76,657
Income before income taxes	43,238	79,475
Income tax expense	17,801	32,774
Net income	25,437	46,701
Earnings per share — basic	$0.31	$0.81
Earnings per share — diluted	$0.30	$0.80

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement (the “Proxy Statement”) within 120 days of December 31, 2001 and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers

The information required by this item is incorporated by reference to CIBER’s 2002 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to CIBER’s 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to CIBER’s 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to CIBER’s 2002 Proxy Statement.

Part IV

Item 14.  Exhibits Financial Statement Schedules and Reports on Form 8-K

(a)           (1)         Financial Statements

The following financial statements are filed as part of this report:

Independent Auditors’ Report

Consolidated Statements of Operations — Years Ended June 30,1999, the Six Months Ended December 31, 1999 and the Years Ended December 31, 2000 and 2001.

Consolidated Balance Sheets — December 31, 2000 and 2001.

Consolidated Statements of Shareholders’ Equity — Years Ended June 30, 1999, the Six Months Ended December 31, 1999 and the Years Ended December 31, 2000 and 2001.

Consolidated Statements of Cash Flows — Years Ended June 30, 1999, the Six Months Ended December 31, 1999 and the Years Ended December 31, 2000 and 2001.

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules

None.

(3) Exhibits

Number	Description of Exhibits
2.1

Agreement and Plan of Reorganization and Liquidation by and among CIBER, Inc., CIBER Integration Services, Inc., Business Impact Systems, Inc. and the Affiliated Stockholders of Business Impact Systems, Inc. dated February 26, 1999, incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 1, 1999

2.2

The Second Amended and Restated Agreement and Plan of Merger by and Between CIBER, Inc. and Aris Corporation, incorporated by reference to the Post-Effective Amendment No. 2 to Form S-4 filed by CIBER, Inc. on August 3, 2001

2.3

Stock Purchase Agreement dated September 7, 2001 by and among CIBER, Inc., PSINet Consulting Solutions Holdings, Inc. and PSINet Inc. and the Amendment Agreement dated October 9, 2001 and Closing Agreement dated October 15, 2001, incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 30, 2001

3(i)

Amended and Restated Certificate of Incorporation of CIBER, Inc.; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1996; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated March 4, 1998, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1999, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

3(ii)	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
4.1	Form of Common Stock Certificate (1)
4.2	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A., and exhibits, incorporated by reference to the Form 8-K filed by CIBER on September 16, 1998
10.1†	1989 CIBER, Inc. Employee Stock Option Plan (1)
10.2	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan (1)
10.3†	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
10.4	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997), incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1998
10.5†	Employment Agreement between CIBER, Inc. and Mac J. Slingerlend (2)
10.6†	Employment Agreement between CIBER, Inc. and Joseph A. Mancuso (2)
10.7†	Promissory Note between CIBER, Inc. and Joseph A. Mancuso, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
10.8†	Employment Agreement between CIBER, Inc. and David G. Durham, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001
10.9	Loan and Security Agreement with Wells Fargo Bank dated September 26, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
10.10

Commercial & Investment Real Estate Purchase & Sale Agreement dated August 2, 2001 between Aris Corporation and Parker, Smith and Feek, Inc., including Amendment and Second Amendment, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.11†	DigiTerra, Inc. Equity Incentive Plan*
10.12†	Employment Agreement between CIBER, Inc. and William R. Wheeler*
10.13†	Salary Continuation Retirement Plan for Mac J. Slingerlend, Second Revision — February 2002*
21.1	List of Subsidiaries of CIBER, Inc.*
23.1	Consent of KPMG LLP*

(1)                                                               Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-74774), as filed with the Commission on February 2, 1994.

(2)                                                               Incorporated by reference to the Annual Report on Form 10-K for the year ended June 30, 1999.

*                                                                      Filed herewith

†                                                                       Indicates a management contract or compensatory plan.

(b)           Reports on Form 8-K During the Quarter Ended December 31, 2001

On October 30, 2001, we filed a Form 8-K dated October 15, 2001 announcing our acquisition of Metamor Industry Solutions, Inc. and subsidiary.  On December 21, 2001, we filed a Form 8-K/A to amend the Form 8-K filed October 30, 2001 and to provide financial statements and pro forma financial information related to our acquisition of Metamor Industry Solutions, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIBER, Inc.

(Registrant)

Date: March 15, 2002	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobby G. Stevenson	Chairman of the Board and Founder	March 15, 2002
Bobby G. Stevenson

/s/ Mac J. Slingerlend	Chief Executive Officer, President, Secretary and Director	March 15, 2002
Mac J. Slingerlend

/s/ David G. Durham	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)	March 15, 2002
David G. Durham

/s/ Christopher L. Loffredo	Vice President/Chief Accounting Officer (Principal Accounting Officer)	March 15, 2002
Christopher L. Loffredo

/s/ Archibald J. McGill	Director	March 15, 2002
Archibald J. McGill

/s/ James A. Rutherford	Director	March 15, 2002
James A. Rutherford

/s/ James C. Spira	Director	March 15, 2002
James C. Spira