Form 10-Q
period 2002-03-31
CIBER INC
filed 2002-05-09
CIK 918581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2002

Commission file number 0-23488

CIBER, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	38-2046833 (I.R.S. Employer Identification No.)
5251 DTC Parkway Suite 1400 Greenwood Village, CO 80111 (Address of principal executive offices)

Telephone Number: (303) 220-0100

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, there were 60,830,597 shares of the Registrant's common stock ($0.01 par value) outstanding.

CIBER, Inc.

Form 10-Q

Table of Contents

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2001	2002
	In thousands, except per share data
Consulting services	$138,824	$127,743
Other revenues	7,040	6,790

Total revenues	145,864	134,533

Cost of consulting services	96,562	92,831
Cost of other revenues	4,545	3,569
Selling, general and administrative expenses	39,179	35,096
Amortization of intangible assets	3,025	182

Operating income	2,553	2,855
Interest income	172	42
Interest expense	(59)	(227)
Other income, net	22	5

Income before income taxes	2,688	2,675
Income tax expense	1,123	1,068

Net income	$1,565	$1,607

Earnings per share—basic	$0.03	$0.03
Earnings per share—diluted	$0.03	$0.03
Weighted average shares—basic	57,265	60,589
Weighted average shares—diluted	57,698	61,724

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2001	March 31, 2002
	In thousands, except share data
Assets
Current assets:
Cash and cash equivalents	$9,369	$8,378
Accounts receivable, net	135,334	126,733
Prepaid expenses and other current assets	9,598	8,913
Income taxes refundable	3,531	4,099
Deferred income taxes	2,933	3,279

Total current assets	160,765	151,402

Property and equipment, at cost	64,467	63,614
Less accumulated depreciation and amortization	(38,797)	(40,467)

Net property and equipment	25,670	23,147

Intangible assets, net	169,424	169,456
Deferred income taxes	8,301	6,798
Other assets	4,591	5,491

Total assets	$368,751	$356,294

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,706	$7,146
Accrued compensation and related liabilities	25,108	25,407
Other accrued expenses and liabilities	15,761	12,157
Income taxes payable	252	423

Total current liabilities	58,827	45,133
Bank line of credit	18,634	16,237

Total liabilities	77,461	61,370

Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 60,967,000 and 60,967,000 issued	610	610
Additional paid-in capital	241,316	241,723
Retained earnings	54,385	55,531
Accumulated other comprehensive loss	(1,701)	(2,034)
Treasury stock, 512,000 and 136,000, shares at cost	(3,320)	(906)

Total shareholders' equity	291,290	294,924

Total liabilities and shareholders' equity	$368,751	$356,294

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2001	2002
	In thousands
Operating activities:
Net income	$1,565	$1,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,382	2,546
Amortization of intangible assets	3,025	182
Deferred income taxes	(949)	1,219
Other, net	(120)	40
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	6,096	8,601
Other current and long-term assets	(1,878)	(128)
Accounts payable	(11,022)	(10,806)
Accrued compensation and related liabilities	(127)	299
Other accrued expenses and liabilities	(2,083)	(1,188)
Income taxes payable/refundable	1,740	(23)

Net cash provided by (used in) operating activities	(1,371)	2,349

Investing activities:
Acquisitions, net of cash acquired	(7,342)	(1,289)
Purchases of property and equipment, net	(1,800)	(655)
Purchases of investments	(41)	(13)
Sales of investments	168	14
Increase in notes receivable from officers	—	(1,030)

Net cash used in investing activities	(9,015)	(2,973)

Financing activities:
Employee stock purchases and options exercised	1,601	2,058
Borrowings on long term bank line of credit	—	68,946
Payments on long term bank line of credit	—	(71,343)
Purchases of treasury stock	(4,705)	(113)

Net cash used in financing activities	(3,104)	(452)

Effect of foreign exchange rate changes on cash	171	85

Net decrease in cash and cash equivalents	(13,319)	(991)
Cash and cash equivalents, beginning of period	19,193	9,369

Cash and cash equivalents, end of period	$5,874	$8,378

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity

(Unaudited)

	Common stock				Accumulated other comprehensive loss
			Additional paid-in capital	Retained earnings		Treasury stock	Total shareholders' equity
	Shares	Amount
	In thousands
Balances at January 1, 2002	60,967	$610	$241,316	$54,385	$(1,701)	$(3,320)	$291,290
Net income	—	—	—	1,607	—	—	1,607
Unrealized gain on investments	—	—	—	—	(55)	—	(55)
Foreign currency translation	—	—	—	—	(278)	—	(278)
Employee stock purchases and options exercised	—	—	—	(464)	—	2,522	2,058
Tax benefit from exercise of stock options	—	—	374	—	—	—	374
Stock compensation expense	—	—	33	3	—	5	41
Purchases of treasury stock	—	—	—	—	—	(113)	(113)

Balances at March 31, 2002	60,967	$610	$241,723	$55,531	$(2,034)	$(906)	$294,924

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

        The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results for the full year.

        Income Taxes.    We record interim-period income tax expense based on management's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

        New Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives continue to be amortized over their useful lives. The non-amortization and amortization provisions of SFAS 142 are effective for goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we have adopted SFAS 142 effective January 1, 2002. The adoption of these accounting standards has resulted in a reduction of our amortization of intangible assets beginning January 1, 2002.

        Notes receivable from officers.    Included in other assets at March 31, 2002 are notes receivable from officers of $1,396,000.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(2) Earnings per share

        The computation of earnings per share—basic and diluted is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2001	2002
Numerator:
Net income	$1,565	$1,607

Denominator:
Basic weighted average shares outstanding	57,265	60,589
Dilutive effect of employee stock options	433	1,135

Diluted weighted average shares outstanding	57,698	61,724

Earnings per share—basic	$0.03	$0.03
Earnings per share—diluted	$0.03	$0.03

        Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect. As a result, earnings (loss) per share—diluted is the same as earnings (loss) per share—basic when CIBER reports a net loss. The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares—diluted was 4,235,010 and 2,526,333 for the three months ended March 31, 2001 and 2002, respectively.

(3) Goodwill and Intangible Assets—Adoption of SFAS No. 142

        Intangible assets consist of goodwill and noncompete agreements. Effective January 1, 2002 goodwill is no longer amortized. Noncompete agreements are amortized over the terms of the contracts, which range from one to three years. Amortization is recorded using the straight-line method. The following table represents the effect on net income and earnings per share of the adoption of SFAS No. 142 for the three months ended March 31, 2001 and 2002 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2001	2002
Net Income	$1,565	$1,607
Add back: Goodwill amortization, net of tax	1,888	—

Adjusted net income	$3,453	$1,607

Basic earnings per share:
Net income	$0.03	$0.03
Goodwill amortization, net of tax	0.03	—

Adjusted net income	$0.06	$0.03

Diluted earnings per share:
Net income	$0.03	$0.03
Goodwill amortization, net of tax	0.03	—

Adjusted net income	$0.06	$0.03

(4) Comprehensive Income

        Comprehensive income includes net income plus changes in net unrealized gain/loss on available for sale investments and cumulative foreign currency translation adjustment. Comprehensive income was $636,000 and $1,274,000 for the three months ended March 31, 2001 and 2002, respectively.

(5) Revolving Line of Credit

        Bank Line of Credit—On May 6, 2002 we amended our line of credit agreement with Wells Fargo Bank, N.A. Under the amended agreement the maximum available borrowing was increased from $35 million to $60 million. The maximum available borrowing under this line of credit is automatically reduced to $52.5 million on September 30, 2002, and reduced further at the end of each calendar quarter thereafter by $2.5 million. The line of credit expires September 30, 2004. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. At March 31, 2002, the bank's prime rate was 4.75% and our rate on borrowing was 4.30%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The terms of the credit agreement contain, among other provisions, certain financial covenants including minimum interest coverage and minimum tangible net worth, as well as specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of any dividends.

(6) Subsequent events

        Acquisition of Decision Consultants, Inc.—On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. ("DCI"). The total consideration paid was approximately $50.2 million, consisting of $40 million in cash, 1,104,972 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. We used a combination of cash on hand (including the proceeds from the sale of stock on April 29, 2002) and borrowings under our line of credit for the cash consideration. The $1.5 million Unsecured Subordinated Promissory Note payable to DCI accrues interest at 13.5% per annum and is due in full on January 1, 2003. The value of the CIBER shares issued was based on the average closing price of the CIBER stock over the two-day period before and after, April 8, 2002, the date the acquisition were announced. DCI, based in Detroit, MI, provided IT consulting services similar to CIBER.

        Sale of Stock—On April 29, 2002, we entered into Stock Purchase Agreements to sell 2,459,016 shares of CIBER common stock at $6.10 per share, in a private placement offering. We received aggregate proceeds of approximately $14.1 million, net of expenses, which was used to fund a portion of the purchase price of the DCI acquisition.

(7) Segment Information

        We manage our operations based on our legal operating entities that are differentiated by products and services offered. We have two reportable segments, Custom Solutions and Package Solutions. The Custom Solutions segment primarily includes our CIBER custom branch offices and our CIBER Solution Partners European operations. Our Custom Solutions segment provides IT project solutions and IT staffing in custom-developed software environments. Our Package Solutions segment is comprised primarily of our CIBER Enterprise Solutions Division and our subsidiary DigiTerra, Inc. Package Solutions provides enterprise software implementation services including enterprise resource planning (ERP), supply chain management customer relationship management software from software vendors such as J.D. Edwards, Lawson, PeopleSoft, Oracle and SAP, among others. We evaluate each segment based on operating income before amortization of intangible assets and other charges. The following presents financial information about our segments (in thousands):

	Three months ended March 31,
	2001	2002
Total revenues:
Custom Solutions	$113,077	$111,105
Package Solutions	33,383	24,098
Inter-segment	(596)	(670)

Total	$145,864	$134,533

Inter-segment revenues:
Custom Solutions	$(33)	$(60)
Package Solutions	(563)	(610)

Total	$(596)	$(670)

Income (loss) from operations:
Custom Solutions	$8,397	$7,786
Package Solutions	138	225
Corporate	(2,957)	(4,974)

Total	5,578	3,037
Amortization of intangibles	(3,025)	(182)

Operating income	$2,553	$2,855

        As a result of the adoption of SFAS No. 142, effective January 1, 2002, intangible assets have been allocated to our segments. At March 31, 2002, intangible assets of $128.3 million and $41.2 million relate to our Custom Solutions and Package Solutions segments, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated Financial Statements and Notes thereto. With the exception of historical matters and statements of current status, certain matters discussed below are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially include, among others, growth through business combinations and internal expansion, the ability to attract and retain qualified consultants, dependence on significant relationships and the absence of long-term contracts, management of a rapidly changing business, project risks, competition, internet growth and usage, international expansion, potential fluctuations in quarterly operating results, and price volatility. Many of these factors are beyond our ability to predict or control. Please refer to a discussion of these factors in our Annual Report on Form 10-K for the year ended December 31, 2001 under the caption "Factors That May Affect Future Results." We disclaim any intent or obligation to publicly update such forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

Three Months Ended March 31, 2002 as Compared to Three Months Ended March 31, 2001

        Total revenues for the three months ended March 31, 2002 decreased 8% to $134.5 million from $145.9 million for the quarter ended March 31, 2001. Consulting service revenues decreased 8% and other revenues, primarily sales of computer hardware products, decreased to $6.8 million for the three months ended March 31, 2002 from $7.0 million for the same quarter last year. The decrease in revenues is primarily attributable to a decrease in billable headcount, a small decrease in average billing rates, and lower utilization in our Package Solutions segment. Total revenues for the first quarter of 2002 decreased 7% from the fourth quarter of 2001.

        The gross margin percentage on consulting services decreased to 27.3% of revenues for the three months ended March 31, 2002 from 30.4% of revenues for the same quarter of last year. Custom Solutions gross margin on consulting services declined to 27.8% for the quarter ended March 31, 2002 from 28.9% in 2001. Package Solutions consulting gross margin declined to 24.1% for the quarter ended March 31, 2002 from 35.4% in 2001. In the case of our Custom Solutions segment, this decrease is due to a slight decrease in utilization. In our Package Solutions segment, the decrease in gross margin percentage is a function primarily of lower utilization and also slightly lower billing rates. Gross margin percentage on other revenues increased to 47.4% for the quarter ended March 31, 2002 from 35.4% in 2001 primarily due to an increase in hardware/software commission revenue during the quarter ended March 31, 2002.

        Selling, general and administrative expenses ("SG&A") decreased to $35.1 million for the quarter ended March 31, 2002 from $39.2 million for the same period last year, as we have made efforts to better align our SG&A costs with our current revenue levels. As a percentage of sales, SG&A decreased to 26.1% for the quarter ended March 31, 2002 from 26.9% in 2001.

        Income from operations before amortization and other charges (which is how we internally measure our operations) decreased to $3.0 million for the quarter ended March 31, 2002 from $5.6 million for the same quarter of last year. This decrease is primarily due to decreased profitability in our Custom Solutions segment.

        Amortization of intangible assets decreased to $182,000 for the three months ended March 31, 2002 from $3.0 million for the same quarter last year. Due to the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill.

        Net other income (expense), including interest income, interest expense and other income, decreased to ($180,000) for the three months ended March 31, 2002 from $135,000 for the same quarter last year. Fluctuations in interest income and expense are based on average balances invested or borrowed under our line of credit during the period. Since we borrowed under our line of credit in October 2001 to complete an acquisition, interest expense has increased and interest income has decreased.

        Our effective tax rate was 39.9% for the three months ended March 31, 2002 as compared to 41.8% for the same period of last year. Our effective tax rate has decreased in 2002 from prior years, as we no longer amortize goodwill (including goodwill that is not deductible for income tax purposes) due to the adoption of SFAS No. 142.

        Our net income remained consistent at $1.6 million for the three month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

        At March 31, 2002, CIBER had $106.3 million of working capital and had a current ratio of 3.4:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year. There were outstanding borrowings of $16.2 million under our long-term revolving line of credit at March 31, 2002. This credit facility expires September 30, 2004.

        Net cash provided by (used in) operating activities was $2.3 million and ($1.4 million) for the three months ended March 31, 2002 and 2001, respectively, which is primarily reflective of the reduction in accounts receivable as a result of improved collection efforts during the three months ended March 31, 2002. CIBER's accounts receivable totaled $126.7 million at March 31, 2002 compared to $135.3 million at December 31, 2001. Accounts receivable days sales outstanding ("DSO") was 86 days at March 31, 2002 as compared to 82 days at December 31, 2002.

        Net cash used in investing activities was $3.0 million and $9.0 million during the three months ended March 31, 2002 and 2001, respectively. CIBER used cash of $1.3 million and $7.3 million during the three months ended March 31, 2002 and 2001, respectively, for acquisitions. Cash paid for acquisitions in 2002 relates to additional payments for previous year acquisitions. We purchased property and equipment of $655,000 and $1.8 million during the three months ended March 31, 2002 and 2001, respectively. Purchases of property and equipment have decreased because of the significant number of assets acquired through recent acquisitions, and our effort to reduce spending in this area.

        Net cash used in financing activities was $452,000 and $3.1 million during the three months ended March 31, 2002 and 2001, respectively. We obtained net cash proceeds from sales of common stock to employees (including the exercise of stock options) of $2.1 million and $1.6 million during the three months ended March 31, 2002 and 2001, respectively. We purchased treasury stock for $100,000 and $4.7 million during the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, we reduced the outstanding borrowings under our line of credit by $2.4 million.

        We have a reducing revolving bank line of credit. The maximum available borrowing was $35 million at March 31, 2002. This Loan and Security Agreement was amended on May 6, 2002 to increase the maximum available borrowing to $60 million. Under the Amended Loan and Security Agreement, the maximum available borrowing under this line of credit is automatically reduced to $52.5 million on September 30, 2002 and at the end of each subsequent calendar quarter, the maximum available borrowing is further reduced by $2.5 million. The line of credit expires September 30, 2004. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. At March 31, 2002, the bank's prime rate was 4.75% and our rate on borrowing was 4.30%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The terms of the credit agreement contain, among other provisions, certain financial covenants including minimum interest coverage and minimum tangible net worth, as well as specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of any dividends.

        On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. ("DCI"). The total consideration paid was approximately $50.2 million, consisting of $40 million in cash, 1,104,972 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. We used a combination of cash on hand and borrowings under our line of credit for the cash consideration. The $1.5 million unsecured Subordinated Promissory Note payable to DCI accrues interest at 13.5% per annum, and is due in full on January 1, 2003. Following the acquisition, we paid off DCI's existing bank indebtness of approximately $12 million, using proceeds from our line of credit.

        On April 29, 2002, we entered into Stock Purchase Agreements to sell 2,459,016 shares of CIBER common stock at $6.10 per share, in a private placement offering. These agreements were entered into with qualified institutional buyers in transactions exempt from regulations pursuant to the exemptions provided in section 4 (2) and Regulation D of the Securities Act. We received aggregate proceeds of approximately $14.1 million, net of expenses, which was used to fund a portion of the purchase price of the DCI acquisition.

Critical Accounting Policies and Estimates and Factors that may Affect Future Performance

        Please refer to our Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of our Critical Accounting Policies and Estimates and Factors that may Affect Future Results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks were reported in our Annual report on Form 10-K for the year ended December 31, 2001. There have been no material changes in these risks since the end of the year.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings
None
ITEM 2.	Changes in Securities and Use of Proceeds

Pursuant to the terms of the Stock Purchase Agreement dated April 29, 2002, CIBER, Inc. sold 2,459,016 shares of common stock for total gross proceeds of $15.0 million, to various qualified institutional investors including Safeco Asset Management Co., Putnam Investment Management, RH Capital Associates and Dreyfus Premier Micro Cap Growth Fund. The purchase price of each share was $6.10. The proceeds, net of related expenses, were used to fund a portion of the purchase price of the DCI acquisition. This issuance of common stock was made in reliance on the exemption from registration provided by Rule 506 under section 4 (2) of the Securities Act.
ITEM 3.	Defaults Upon Senior Securities
Not applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders
None
ITEM 5.	Other Information—Acquisition of Assets

On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. ("DCI"). The total consideration paid was approximately $50.2 million, consisting of $40.0 million in cash, 1,104,972 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. We used a combination of cash on hand and borrowings under our line of credit for the cash consideration. The $1.5 million Unsecured Subordinated Promissory Note payable to DCI accrues interest at 13.5% per annum and is due in full on January 1, 2003. The value of the CIBER shares issued was based on the average closing price of the CIBER stock over the two-day period before and after April 8, 2002, the date the acquisition was announced. No financial statements or pro forma financial information is required related to this acquisition.
ITEM 6.	Exhibits and Reports on Form 8-K
Exhibit 2.1
Asset Purchase Agreement, dated April 30, 2002, by and Among CIBER, Inc., Decision Consultants, Inc., KRT System, L.P. and John A. Krasula, Sole Trustee of the John A. Krasula Living Trust, dated April 1, 1988. The exhibits and schedules to the Agreement, which are listed in the Agreement, have been omitted. CIBER agrees to supplementally furnish to the Commission a copy of any such exhibit or schedule upon request.
	Exhibit 10.1	Promissory note between CIBER, Inc. and Mac J. Slingerlend dated January 2, 2002.
	Exhibit 10.2	Third Amendment to Loan and Security Agreement with Wells Fargo Bank, N.A. dated May 6, 2002. The exhibits to the Loan and Security Agreement, which are listed in the agreement, have been omitted. CIBER agrees to supplementally furnish to the Commission a copy of any such exhibit or schedule upon request.
	Exhibit 10.3	Form of Stock Purchase Agreement between CIBER, Inc. and various investors, executed on April 29, 2002. The exhibits and schedules to the Agreement, which are listed in the Agreement, have been omitted. CIBER agrees to supplementally furnish to the Commission a copy of any such exhibit or schedule upon request.
	Exhibit 99.1	CIBER News Release dated May 6, 2002 announcing "CIBER Closes DCI Acquisition."
No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC. (Registrant)

Date May 9, 2002	By	/s/ Mac J. Slingerlend

Mac J. Slingerlend Chief Executive Officer, President and Secretary

Date May 9, 2002	By	/s/ David G. Durham

David G. Durham Chief Financial Officer, Senior Vice President and Treasurer

QuickLinks

CIBER, Inc. Form 10-Q Table of Contents
CIBER, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)
CIBER, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)
CIBER, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
CIBER, Inc. and Subsidiaries Consolidated Statement of Shareholders' Equity (Unaudited)
CIBER, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
CIBER, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES