Form 10-Q
period 2002-06-30
CIBER INC
filed 2002-08-13
CIK 918581

Use these links to rapidly review the document
CIBER, Inc. Form 10-Q Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2002

Commission file number 0-23488

CIBER, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-2046833
(State of Incorporation)	(I.R.S. Employer Identification No.)

5251 DTC Parkway
Suite 1400
Greenwood Village, CO 80111
(Address of principal executive offices)

Telephone Number: (303) 220-0100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 30, 2002, there were 64,704,789 shares of the registrant's common stock ($0.01 par value) outstanding.

CIBER, Inc.
Form 10-Q

Table of Contents

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2001	2002	2001	2002
Consulting services	$132,258	$148,662	$271,082	$276,405
Other revenues	7,751	6,395	14,791	13,185

Total revenues	140,009	155,057	285,873	289,590

Cost of consulting services	91,604	105,087	188,166	197,281
Cost of other revenues	4,050	4,507	8,595	8,713
Selling, general and administrative expenses	40,762	38,750	79,941	73,846
Amortization of intangible assets	3,065	18	6,090	200
Other charges	406	1,024	406	1,024

Operating income	122	5,671	2,675	8,526
Interest income	69	10	241	52
Interest expense	(48)	(358)	(107)	(585)
Other income, net	262	40	284	45

Income before income taxes	405	5,363	3,093	8,038
Income tax expense	30	2,147	1,153	3,215

Net income	$375	$3,216	$1,940	$4,823

Earnings per share—basic	$0.01	$0.05	$0.03	$0.08
Earnings per share—diluted	$0.01	$0.05	$0.03	$0.08
Weighted average shares—basic	57,149	63,572	57,207	62,081
Weighted average shares—diluted	57,577	64,252	57,638	62,988

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

In thousands, except share data	December 31, 2001	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$9,369	$4,852
Accounts receivable, net	135,334	138,418
Prepaid expenses and other current assets	9,598	8,429
Income taxes refundable	3,531	3,900
Deferred income taxes	2,933	4,072

Total current assets	160,765	159,671

Property and equipment, at cost	64,467	64,976
Less accumulated depreciation and amortization	(38,797)	(43,070)

Net property and equipment	25,670	21,906

Intangible assets, net	169,424	229,533
Deferred income taxes	8,301	5,071
Other assets	4,591	6,489

Total assets	$368,751	$422,670

Liabilities and Shareholders' Equity
Current liabilities:
Note payable	$—	$1,517
Accounts payable	17,706	12,727
Accrued compensation and related liabilities	25,108	31,210
Accrued lease costs	4,075	4,736
Other accrued expenses and liabilities	11,686	10,802
Income taxes payable	252	463

Total current liabilities	58,827	61,455
Bank line of credit	18,634	37,091

Total liabilities	77,461	98,546

Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 60,967,000 and 64,705,000 issued	610	647
Additional paid-in capital	241,316	265,824
Retained earnings	54,385	58,734
Accumulated other comprehensive loss	(1,701)	(118)
Treasury stock, 512,000 and 144,000 shares, at cost	(3,320)	(963)

Total shareholders' equity	291,290	324,124

Total liabilities and shareholders' equity	$368,751	$422,670

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
In thousands	2001	2002
Operating activities:
Net income	$1,940	$4,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,296	5,002
Amortization of intangible assets	6,090	200
Deferred income taxes	(1,527)	2,142
Other, net	(310)	113
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	7,220	13,960
Other current and long-term assets	(1,937)	119
Accounts payable	(3,558)	(8,085)
Accrued compensation and related liabilities	(490)	597
Income taxes payable/refundable	1,789	240
Other current liabilities	(1,979)	(2,921)

Net cash provided by operating activities	11,534	16,190

Investing activities:
Acquisitions, net of cash acquired	(8,610)	(41,990)
Purchases of property and equipment, net	(2,982)	(1,294)
Purchases of investments	(340)	(230)
Sales of investments	467	153
Increase in notes receivable from officers	—	(1,477)

Net cash used in investing activities	(11,465)	(44,838)

Financing activities:
Employee stock purchases and options exercised	3,154	3,357
Sale of stock to investors	—	14,106
Borrowings on long term bank line of credit	—	182,508
Payments on long term bank line of credit	—	(164,051)
Repayment of debt of acquired company	—	(11,739)
Debt issuance costs	—	(100)
Purchases of treasury stock	(6,541)	(217)

Net cash provided by (used in) financing activities	(3,387)	23,864

Effect of foreign exchange rate changes on cash	83	267

Net decrease in cash and cash equivalents	(3,235)	(4,517)
Cash and cash equivalents, beginning of period	19,193	9,369

Cash and cash equivalents, end of period	$15,958	$4,852

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity

(Unaudited)

	Common stock				Accumulated other comprehensive loss
			Additional paid-in capital	Retained earnings		Treasury stock	Total shareholders' equity
In thousands	Shares	Amount
Balances at January 1, 2002	60,967	$610	$241,316	$54,385	$(1,701)	$(3,320)	$291,290
Net income	—	—	—	4,823	—	—	4,823
Unrealized loss on investments	—	—	—	—	(154)	—	(154)
Foreign currency translation	—	—	—	—	1,737	—	1,737
Acquisition consideration	1,105	11	8,685	—	—	—	8,696
Sale of stock to investors	2,459	25	14,081	—	—	—	14,106
Employee stock purchases and options exercised	172	1	1,264	(477)	—	2,569	3,357
Tax benefit from exercise of stock options	—	—	398	—	—	—	398
Stock compensation expense	2	—	80	3	—	5	88
Purchases of treasury stock	—	—	—	—	—	(217)	(217)

Balances at June 30, 2002	64,705	$647	$265,824	$58,734	$(118)	$(963)	$324,124

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

        The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

        Notes receivable from officers.    Included in other assets at June 30, 2002 are notes receivable from officers of $1,936,000. Of this amount, $1,477,000 is due from our President pursuant to an unsecured, non-interest bearing, Revolving Promissory Note that matures December 31, 2002. Such balance has been outstanding less than twelve months and was previously disclosed in our Form 10-Q, filed in May 2002 with the SEC.

(2) Earnings per share

        The computation of earnings per share—basic and diluted is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Numerator:
Net income	$375	$3,216	$1,940	$4,823

Denominator:
Basic weighted average shares outstanding	57,149	63,572	57,207	62,081
Dilutive effect of employee stock options	428	680	431	907

Diluted weighted average shares outstanding	57,577	64,252	57,638	62,988

Earnings per share—basic	$0.01	$0.05	$0.03	$0.08
Earnings per share—diluted	$0.01	$0.05	$0.03	$0.08

        Potentially dilutive securities are excluded from the computation in periods in which they have an antidilutive effect. The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares—diluted was 3,478,000 and 2,797,000 for the three months ended June 30, 2001 and 2002, respectively and 3,857,000 and 2,662,000 for the six months ended June 30, 2001 and 2002.

(3) Acquisitions

        Acquisition of Decision Consultants, Inc.—On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. ("DCI"). The results of DCI's operations have been included in our consolidated financial statements since that date. DCI, headquartered in Southfield, MI, provided information technology consulting services similar to our Custom Solutions Division. We acquired DCI primarily to add market share and obtain certain new large clients and add additional business with certain existing large clients, as well as achieve operational efficiency by eliminating duplicative costs. The DCI acquisition also adds strength to executive and operations management.

        The aggregate purchase price, including acquisition costs, was approximately $51.0 million, consisting of $40.8 million in cash, 1,104,973 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. We used a combination of cash on hand (including the proceeds from the sale of stock on April 29, 2002) and borrowings under our line of credit for the cash consideration. The value of the CIBER shares issued was based on the average closing price of the CIBER stock over the two-day period before and after, April 8, 2002, the date the acquisition was announced. The $1.5 million Unsecured Subordinated Promissory Note payable to DCI accrued interest at 13.5% per annum and was paid in full in July 2002.

        As a result of the sale of stock to investors on April 29, 2002, CIBER and DCI agreed as part of the Asset Purchase Agreement that DCI would not sell a significant portion of the CIBER common stock received for a period of up to 90 days, the "Lockup Agreement". As an inducement for DCI to enter into the Lockup Agreement, CIBER granted DCI an option that under certain circumstances, DCI can require CIBER to buy back up to 805,000 shares of CIBER common stock in November 2002 at $7.25 per share. Such stock acquisition, if any, would be accounted for as treasury stock.

        We are in the process of completing the review and determination of fair values of certain other intangible assets acquired and certain liabilities. Thus the allocation of purchase price is subject to revision. The following table summarizes the preliminary estimated fair values of the DCI assets acquired and liabilities assumed at the date of acquisition.

In thousands
Current assets	$17,184
Property & equipment	576
Goodwill	57,569
Other assets	28

Total assets acquired	75,357

Notes payable	(11,739)
Other current liabilities	(12,626)

Total liabilities assumed	(24,365)

Net assets acquired	$50,992

        Included as part of the preliminary DCI purchase price allocation, we recorded estimated liabilities for severance of DCI personnel of $1.7 million and DCI office lease exit costs of $2.8 million. The severance was subsequently paid in full during 2002. Information regarding accrued lease costs is included in Note 5.

        We have recorded preliminary goodwill of $57.6 million related to the acquisition of DCI, all of which has been assigned to our Custom Solutions segment. All DCI related goodwill is expected to be deductible for tax purposes.

        The following pro forma information presents the combined results of operations of CIBER and DCI as if the acquisition had occurred as of the beginning of each of the periods indicated. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER and DCI constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended June 30,		Pro Forma Six months ended June 30,
In thousands, except per share data	2001	2002	2001	2002
Total revenues	$170,676	$162,418	$350,934	$321,297
Net income	$99	$3,104	$1,877	$5,165
Loss per share—basic	$0.00	$0.05	$0.03	$0.08
Loss per share—diluted	$0.00	$0.05	$0.03	$0.08

(4) Goodwill and Intangible Assets

        Intangible assets consist of goodwill and noncompete agreements. Effective January 1, 2002, goodwill is no longer amortized. Noncompete agreements are amortized over the terms of the contracts, which range from one to three years. Amortization is recorded using the straight-line method. The following table represents the effect on net income and earnings per share of the adoption of SFAS No. 142 for the three and six months ended June 30, 2001 and 2002 (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Net Income	$375	$3,216	$1,940	$4,823
Add back: Goodwill amortization, net of tax	1,931	—	3,819	—

Adjusted net income	$2,306	$3,216	$5,759	$4,823

Basic earnings per share:
Net income	$0.01	$0.05	$0.03	$0.08
Goodwill amortization, net of tax	0.03	—	0.07	—

Adjusted net income	$0.04	$0.05	$0.10	$0.08

Diluted earnings per share:
Net income	$0.01	$0.05	$0.03	$0.08
Goodwill amortization, net of tax	0.03	—	0.07	—

Adjusted net income	$0.04	$0.05	$0.10	$0.08

        In connection with our acquisitions subsequent to June 30, 2001, the effective date of SFAS No. 141, we are in the process of determining if there are intangible assets that meet the criteria for recognition apart from goodwill. An example of such an intangible asset under SFAS No. 141 is "customer contracts and related customer relationships." This determination will be finalized within one year of the date of acquisition. For any amount subsequently allocated to intangible assets, goodwill will be reduced by a corresponding amount. The impact of such intangible assets is not expected to be material to our financial statements and we have not allocated any costs to any intangible assets other than goodwill in our preliminary purchase price allocations.

        Intangible assets are comprised of the following (in thousands):

	December 31, 2001	June 30, 2002
Amortized intangible assets:
Noncompete agreements	$3,076	$163
Less accumulated amortization	(2,751)	(38)

Net noncompete agreements	325	125
Goodwill	169,099	229,408

	$169,424	$229,533

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

	Custom Solutions Segment	Package Solutions Segment	Total
Balance at January 1, 2002	$128,008	$41,091	$169,099
Acquisition of DCI	57,569	—	57,569
Additional consideration on prior acquisition	202	—	202
Goodwill adjustment on prior acquisitions	904	290	1,194
Effect of foreign exchange rate changes	1,269	—	1,269
Other	75	—	75

Balance at June 30, 2002	$188,027	$41,381	$229,408

(5) Accrued lease costs

        We have a lease reserve for certain office space that is vacant or has been subleased at a loss. The activity in the accrued lease costs reserve during the six months ended June 30, 2002, consists of the following (in thousands):

Balance at December 31, 2001	$4,075
Charge to cost and expense	1,024
Additions due to acquisitions	2,648
Adjustments to prior acquisitions	120
Cash payments	(3,131)

Balance at June 30, 2002	$4,736

(6) Revolving Line of Credit

        Bank Line of Credit—In May 2002, CIBER amended its line of credit agreement with Wells Fargo Bank, N.A. increasing our maximum available borrowing amount from $35 million to $60 million. The maximum available borrowing under this line of credit is automatically reduced to $52.5 million at September 30, 2002, and the maximum available borrowing is further reduced by $2.5 million at the end of each subsequent calendar quarter. The line of credit expires September 30, 2004. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Effective July 1, 2002, the bank's prime rate was 4.75% and our rate on borrowing was 4.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The terms of the credit agreement contain, among other provisions, certain financial covenants including minimum interest coverage and minimum tangible net worth, as well as specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of any dividends. At June 30, 2002, we were out of compliance with one of the financial covenants under the line of credit agreement. The bank has waived this covenant at June 30, 2002 and this covenant requirement has been amended for future periods.

(7) Sale of Stock to Investors

        On April 29, 2002, we entered into Stock Purchase Agreements to sell 2,459,016 shares of CIBER common stock at $6.10 per share, in a private placement. We received aggregate proceeds of approximately $14.1 million, net of expenses, which were used to fund a portion of the purchase price of the DCI acquisition.

(8) Comprehensive Income/(Loss)

        Comprehensive income (loss) includes net income plus changes in net unrealized gain/loss on available for sale investments and cumulative foreign currency translation adjustments. Comprehensive income (loss) was $(71,000) and $5,132,000 for the three months ended June 30, 2001 and 2002, respectively and $565,000 and $6,406,000 for the six months ended June 30, 2001 and 2002.

(9) Share Repurchase Program

        In 2002, we reached the maximum number of shares authorized by the Board of Directors under our previous share repurchase program. A total of 6,888,591 shares were repurchased under this program. On July 30, 2002 our Board of Directors approved a new share repurchase program and authorized up to 1,000,000 common shares to be repurchased. During the six months ended June 30, 2002, we repurchased 27,500 shares at a cost of $217,000.

(10) Segment Information

        We manage our operations based on our business units that are differentiated by products and services offered. We have two reportable segments, Custom Solutions and Package Solutions. We evaluate each segment based on operating income before amortization of intangible assets and other charges. The following presents financial information about our segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Total revenues:
Custom Solutions	$108,418	$131,334	$221,558	$242,437
Package Solutions	32,014	24,501	65,335	48,600
Inter-segment	(423)	(778)	(1,020)	(1,447)

Total	$140,009	$155,057	$285,873	$289,590

Inter-segment revenues:
Custom Solutions	$(21)	$(4)	$(55)	$(64)
Package Solutions	(402)	(774)	(965)	(1,383)

Total	$(423)	$(778)	$(1,020)	$(1,447)

Income (loss) from operations:
Custom Solutions	$7,579	$12,938	$15,867	$20,723
Package Solutions	(615)	(154)	(368)	70
Corporate	(3,371)	(6,071)	(6,328)	(11,043)

Total	3,593	6,713	9,171	9,750
Amortization of intangibles	(3,065)	(18)	(6,090)	(200)
Other charges	(406)	(1,024)	(406)	(1,024)

Operating income	$122	$5,671	$2,675	$8,526

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

Three Months Ended June 30, 2002 as Compared to Three Months Ended June 30, 2001

        Total revenues for the three months ended June 30, 2002 increased 11% to $155.1 million from $140.0 million for the quarter ended June 30, 2001. Consulting service revenues increased 12% and other revenues, primarily sales of computer hardware products, decreased to $6.4 million for the three months ended June 30, 2002 from $7.8 million for the same quarter last year. Total revenues for the second quarter of 2002 increased 15% from the first quarter of 2002. The increase in service revenues is primarily attributable to an increase in headcount resulting from acquisitions made in the second half of 2001 and the second quarter of 2002. Custom Solutions revenues increased 21% while Package Solutions revenues decreased 23%, when compared to the same period last year.

        The gross margin percentage on consulting services decreased to 29.3% of revenues for the three months ended June 30, 2002 from 30.7% of revenues for the same quarter of last year. Custom Solutions gross margin on consulting services declined to 28.4% for the quarter ended June 30, 2002 from 29.4% in 2001. Package Solutions consulting gross margin decreased to 33.5% in 2002 from 35.5% in 2001. The decrease in gross margin for our Custom Solutions segment is a function of slightly lower utilization levels. In our Package Solutions segment, the decrease in gross margin percentage is primarily a function of lower utilization. Gross margin percentage on other revenues decreased to 29.5% for the quarter ended June 30, 2002 from 47.7% in 2001.

        Selling, general and administrative expenses ("SG&A") decreased to $38.8 million for the quarter ended June 30, 2002 from $40.8 million for the same period last year, as we have made cost saving efforts to better align our SG&A costs with our current revenue levels. As a percentage of sales, SG&A decreased to 25.0% for the quarter June 30, 2002 from 29.1% in 2001.

        Other charges of $406,000 and $1.0 million were incurred during the three months ended June 30, 2001 and 2002, respectively. These charges relate to estimated losses on excess office space that we have subleased or have permanently vacated.

        Amortization of intangible assets decreased to $18,000 for the three months ended June 30, 2002 from $3.1 million for the same quarter last year. Due to the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill.

        Net other income (expense), including interest income, interest expense and minority interest, totaled $308,000 of expense for the three months ended June 30, 2002 as compared to $283,000 of income for the same quarter last year. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period. As a result of borrowings under our line of credit to complete acquisitions in October 2001 and April 2002, interest expense has increased. Minority interest represented $225,000 of income in 2001 and none in 2002.

        Income tax expense increased to $2.1 million for the three months ended June 30, 2002 from $30,000 for the same quarter last year. Our effective tax rate was 40.0% for the three months ended June 30, 2002 and 7.4% for the same period of last year. The low effective tax rate in the June 2001 quarter primarily resulted from the impact of low foreign tax rates and minority interest income (which is recorded net of tax) on significantly reduced pretax income.

        Our net income increased to $3.2 million (2.1% of revenues) for the three months ended June 30, 2002 from $375,000 (0.3% of revenues) for the same quarter last year. This increase is primarily due to the adoption of SFAS 142, which eliminates goodwill amortization expense. Pro forma net income for the six months ended June 30, 2001 would have been $5.8 million if SFAS 142 had been in effect in 2001.

Six Months Ended June 30, 2002 as Compared to Six Months Ended June 30, 2001

        Total revenues for the six months ended June 30, 2002 increased 1% to $289.6 million from $285.9 million for the six months ended June 30, 2001. Consulting services revenues increased 2% and other revenues, primarily sales of computer hardware products, decreased to $13.2 million for the six months ended June 30, 2002 from $14.8 million for the same six months of last year. The increase in service revenues is primarily attributable to an increase in headcount resulting from acquisitions made in the second half of 2001 and second quarter of 2002 as well as an increase in utilization levels in our Custom Solutions segment. Custom Solutions revenues increased 9% while Package Solutions revenues decreased 26%, when compared to the same period last year.

        The gross margin percentage on consulting services decreased to 28.6% of revenues for the six months ended June 30, 2002 from 30.6% of revenues for the same six months of last year. Custom Solutions gross margin on consulting services declined to 28.4% for the six months ended June 30, 2002 from 29.2% in 2001. Package Solutions consulting gross margin decreased to 29.4% in 2002 from 35.6% in 2001. The decline in Custom Solutions consulting gross margin percentage is a function of slightly lower utilization levels. In our Package Solutions segment, the decrease in gross margin percentage is primarily a function of lower utilization. Gross margin percentage on other revenues decreased to 33.9% for the six months ended June 30, 2002 from 41.9% in 2001.

        Selling, general and administrative expenses ("SG&A") decreased to $73.8 million for the six months ended June 30, 2002 from $79.9 million for the same period last year, as we have made cost-saving efforts to better align our SG&A costs with our current revenue levels. As a percentage of sales, SG&A decreased to 25.5% for the six months ended June 30, 2002 compared to 28.0% for the same period last year.

        Other charges of $406,000 and $1.0 million were incurred during the six months ended June 30, 2001 and 2002, respectively. These charges relate to estimated losses on excess office space that we have subleased or have permanently vacated.

        Amortization of intangible assets decreased to $200,000 for the six months ended June 30, 2002 from $6.1 million for the same period last year. Due to the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill.

        Net other income (expense), including interest income, interest expense and minority interest, totaled $488,000 of expense for the six months ended June 30, 2002 as compared to $418,000 of income for the six months ended June 30, 2001. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period. As a result of borrowings under our line of credit to complete acquisitions in October 2001 and April 2002, interest expense has increased. Minority interest represented income of $378,000 in 2001 and none in 2002.

        Our effective tax rate was 40.0% for the six months ended June 30, 2002 and 37.3% for the same period of last year. Excluding the impact of minority interest in net loss of subsidiaries (which is recorded net of tax) our effective tax rate was 42.5% for the six months ended June 30, 2001. Our effective tax rate has decreased slightly in 2002 from prior years as a result of the elimination of non-deductible goodwill amortization expense with the adoption of SFAS No. 142.

        Our net income increased to $4.8 million (1.7% of revenues) for the six months ended June 30, 2002 from $1.9 million (0.7% of revenues) for the same six months last year. This increase is primarily due to the adoption of SFAS 142, which eliminates goodwill amortization expense. Pro forma net income for the three months ended June 30, 2001 would have been $2.3 million if SFAS 142 had been in effect in 2001.

Liquidity and Capital Resources

        At June 30, 2002, CIBER had $98.2 million of working capital and had a current ratio of 2.6:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year. There were outstanding borrowings of $37.1 million under our long-term revolving line of credit at June 30, 2002. This credit facility expires September 30, 2004.

        On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. ("DCI"). The aggregate purchase price, including acquisition costs, was approximately $51.0 million, consisting of $40.8 million in cash, 1,104,973 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. We used a combination of cash on hand (including the proceeds from the sale of stock on April 29, 2002) and borrowings under our line of credit for the cash consideration. The $1.5 million Unsecured Subordinated Promissory Note payable to DCI was paid in full in July 2002. Following the acquisition, we paid off DCI's notes payable of $11.7 million, using proceeds from our line of credit.

        Net cash provided by operating activities was $16.2 million and $11.5 million for the six months ended June 30, 2002 and 2001, respectively, which is primarily reflective of the reduction in accounts receivable (net of the effects of acquisitions) as a result of improved collection efforts during the six months ended June 30, 2002. Accounts receivable days sales outstanding ("DSO") was 78 days at June 30, 2002 as compared to 82 days at December 31, 2001.

        Net cash used in investing activities was $44.8 million and $11.5 million during the six months ended June 30, 2002 and 2001, respectively. CIBER used cash of $42.0 million and $8.6 million during the six months ended June 30, 2002 and 2001, respectively, for acquisitions. Cash paid for acquisitions in 2002 primarily relates to the acquisition of DCI. We purchased property and equipment of $1.3 million and $3.0 million during the six months ended June 30, 2002 and 2001, respectively. Purchases of property and equipment have decreased because of the significant number of assets acquired through recent acquisitions, and our effort to reduce spending in this area.

        Net cash provided by (used in) financing activities was $23.9 million and $(3.4 million) during the six months ended June 30, 2002 and 2001, respectively. We received aggregate proceeds of $14.1 million, net of expenses, for the sale of CIBER common stock in a private placement offering. We purchased treasury stock for $217,000 and $6.5 million during the six months ended June 30, 2002 and 2001, respectively. On July 30, 2002, CIBER's Board of Directors authorized CIBER to repurchase up to 1.0 million shares of treasury stock. During the six months ended June 30, 2002, the outstanding borrowings under our line of credit increased by $18.5 million, primarily as a result of our acquisition of DCI.

        We have a reducing revolving bank line of credit. The maximum available borrowing was $60 million at June 30, 2002. Under the Loan and Security Agreement, the maximum available borrowing under this line of credit is automatically reduced to $52.5 million on September 30, 2002 and the maximum available borrowing is further reduced by $2.5 million at the end of each subsequent calendar quarter. The line of credit expires September 30, 2004. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Effective July 1, 2002, the bank's prime rate was 4.75% and our rate on borrowing was 4.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets.

Critical Accounting Policies and Estimates and Factors that may Affect Future Results

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

        None

ITEM 3. Defaults Upon Senior Securities

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders of CIBER, Inc. held on May 2, 2002, the following matters were voted upon with the results indicated below.

  1)
  Election of two (2) Class II Directors to serve for a term of three years.

	In Favor	Withheld
Mac J. Slingerlend	56,315,060	523,450
James A. Rutherford	56,348,994	489,516
  2)
  To approve the amendment to the Employee Stock Purchase Plan to increase the number of shares of CIBER, Inc. common stock authorized for issuance under the plan by 2,000,000 shares, from 4,750,000 to 6,750,000 shares.

For	Against	Abstain
41,415,117	3,184,536	799,405
  3)
  To approve the amendment to the Equity Incentive Plan to increase the number of shares of CIBER, Inc. common stock authorized for issuance under the plan by 3,000,000 shares, from 10,500,000 to 13,500,000 shares.

For	Against	Abstain
33,963,988	10,625,814	809,256
  4)
  To approve the amendment to the Non-Employee Directors' Plan to increase the number of shares of CIBER, Inc. common stock authorized for issuance under the plan by 100,000 shares, from 200,000 to 300,000 shares.

For	Against	Abstain
37,275,960	7,314,783	808,315

ITEM 5. Other Information

        In 2002, we reached the maximum number of shares authorized by the Board of Directors under our previous share repurchase program. A total of 6,888,591 shares were repurchased under this program. On July 30,2002 our Board of Directors approved a new share repurchase program and authorized up to 1,000,000 common shares to be repurchased.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 10.1	Employment Agreement with Ed Longo dated May 1, 2002
Exhibit 99.1	Certification by CIBER Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification by CIBER Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC. (Registrant)
Date August 13, 2002	By	/s/ MAC J. SLINGERLEND Mac J. Slingerlend Chief Executive Officer, President and Secretary
Date August 13, 2002	By	/s/ DAVID G. DURHAM David G. Durham Chief Financial Officer, Senior Vice President and Treasurer