Form 10-Q
period 2002-09-30
CIBER INC
filed 2002-11-13
CIK 918581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2002

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

Yes ☒    No ☐

        As of September 30, 2002, there were 64,451,585 shares of the registrant's common stock ($0.01 par value) outstanding.

CIBER, Inc.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	In thousands, except per share data
Consulting services	$119,380	$152,839	$390,462	$429,244
Other revenues	8,571	6,486	23,362	19,671

Total revenues	127,951	159,325	413,824	448,915

Cost of consulting services	84,107	108,972	272,273	306,253
Cost of other revenues	6,697	4,437	17,307	13,150
Selling, general and administrative expenses	35,210	37,414	113,136	111,260
Amortization of intangible assets	3,036	319	9,126	519
Other charges	—	—	406	1,024

Operating income (loss)	(1,099)	8,183	1,576	16,709
Interest income	170	31	411	83
Interest expense	(44)	(476)	(151)	(1,061)
Other income (expense), net	66	(232)	350	(187)

Income (loss) before income taxes	(907)	7,506	2,186	15,544
Income tax expense (benefit)	(316)	3,102	837	6,317

Net income (loss)	$(591)	$4,404	$1,349	$9,227

Earnings (loss) per share—basic	$(0.01)	$0.07	$0.02	$0.15
Earnings (loss) per share—diluted	$(0.01)	$0.07	$0.02	$0.15
Weighted average shares—basic	58,183	64,540	57,532	62,900
Weighted average shares—diluted	58,183	64,890	57,978	63,622

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2001	September 30, 2002
	In thousands, except share data
Assets
Current assets:
Cash and cash equivalents	$9,369	$4,769
Accounts receivable, net	135,334	139,518
Prepaid expenses and other current assets	9,598	6,198
Income taxes refundable	3,531	4,364
Deferred income taxes	2,933	3,815

Total current assets	160,765	158,664

Property and equipment, at cost	64,467	56,444
Less accumulated depreciation and amortization	(38,797)	(37,043)

Net property and equipment	25,670	19,401

Goodwill	169,099	233,574
Other intangible assets, net	325	2,286
Deferred income taxes	8,301	1,648
Other assets	4,591	4,897

Total assets	$368,751	$420,470

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,706	$10,408
Accrued compensation and related liabilities	25,108	22,448
Accrued lease costs—current portion	3,443	4,278
Other accrued expenses and liabilities	12,318	13,036
Income taxes payable	252	706

Total current liabilities	58,827	50,876
Accrued lease costs—long term	—	5,250
Bank line of credit	18,634	35,977

Total liabilities	77,461	92,103

Contingent redemption value of put option	—	5,836
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 60,967,000 and 64,705,000 issued	610	647
Additional paid-in capital	241,316	260,018
Retained earnings	54,385	63,032
Accumulated other comprehensive loss	(1,701)	230
Treasury stock, 512,000 and 253,000 shares, at cost	(3,320)	(1,396)

Total shareholders' equity	291,290	322,531

Total liabilities and shareholders' equity	$368,751	$420,470

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2001	2002
	In thousands
Operating activities:
Net income	$1,349	$9,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,033	8,081
Amortization of intangible assets	9,126	519
Provision for lease costs	406	1,459
Deferred income taxes	(1,531)	6,528
Loss recognized on write-down of marketable securities	—	453
Other, net	(177)	280
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	16,376	13,044
Other current and long-term assets	(992)	2,641
Accounts payable	(8,898)	(10,405)
Accrued compensation and related liabilities	(1,128)	(8,815)
Accrued lease costs	(1,487)	(4,142)
Income taxes payable/refundable	847	289
Other current liabilities	823	1,123

Net cash provided by operating activities	21,747	20,282

Investing activities:
Business acquisitions, net of cash acquired	(13,190)	(42,000)
Purchases of property and equipment, net	(4,519)	(2,149)
Purchases of investments	(833)	(1,352)
Sales of investments	965	1,089
Increase in notes receivable from officers	—	(1,493)

Net cash used in investing activities	(17,577)	(45,905)

Financing activities:
Employee stock purchases and options exercised	4,346	4,428
Sale of stock to investors	—	14,095
Borrowings on long term bank line of credit	—	260,589
Payments on long term bank line of credit	—	(243,246)
Repayment of debt of acquired company	—	(11,739)
Repayment of acquisition note payable	—	(1,500)
Debt issuance costs	—	(100)
Purchases of treasury stock	(8,682)	(1,835)

Net cash provided by (used in) financing activities	(4,336)	20,692

Effect of foreign exchange rate changes on cash	(188)	331

Net decrease in cash and cash equivalents	(354)	(4,600)
Cash and cash equivalents, beginning of period	19,193	9,369

Cash and cash equivalents, end of period	$18,839	$4,769

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity

(Unaudited)

	Common stock
			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders' equity
	Shares	Amount
	In thousands
Balances at January 1, 2002	60,967	$610	$241,316	$54,385	$(1,701)	$(3,320)	$291,290
Net income	—	—	—	9,227	—	—	9,227
Unrealized loss on investments	—	—	—	—	(1)	—	(1)
Foreign currency translation	—	—	—	—	1,932	—	1,932
Acquisition consideration	1,105	11	8,685	—	—	—	8,696
Sale of stock to investors	2,459	25	14,070	—	—	—	14,095
Employee stock purchases and options exercised	172	1	1,266	(580)	—	3,741	4,428
Tax benefit from exercise of stock options	—	—	407	—	—	—	407
Stock compensation expense	2	—	110	—	—	18	128
Contingent redemption value for put option	—	—	(5,836)	—	—	—	(5,836)
Purchases of treasury stock	—	—	—	—	—	(1,835)	(1,835)

Balances at September 30, 2002	64,705	$647	$260,018	$63,032	$230	$(1,396)	$322,531

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Policies

        The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of operating results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Income Taxes.    We record interim-period income tax expense based on management's best estimate of the effective tax rate expected to be applicable for the full fiscal year.

        New Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but instead are reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. The non-amortization provisions of SFAS 142 are effective for goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we have adopted SFAS 142 effective January 1, 2002. The adoption of these accounting standards has resulted in a reduction of our amortization of intangible assets beginning January 1, 2002. During the first quarter of 2002, we completed the transitional impairment test as required by SFAS 142 and it was determined that the change in accounting did not result in an impairment charge.

        Notes receivable from officers.    Included in other assets at September 30, 2002 are notes receivable from officers of $1,913,000. Of this amount, $1,493,000 is due from our President pursuant to an unsecured, non-interest bearing, Revolving Promissory Note that matures December 31, 2002. Such balance has been outstanding less than twelve months and was initially disclosed in our Form 10-Q, filed in May 2002 with the SEC.

        Other charges.    Other charges of $406,000 and $1,024,000 were incurred during the nine months ended September 30, 2001 and 2002, respectively. These charges relate to estimated losses on excess office space that we have subleased or have permanently vacated.

        Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation, including certain costs of other revenues previously reported as selling, general and administrative expenses.

(2) Earnings per share

        The computation of earnings per share—basic and diluted is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Numerator:
Net income (loss)	$(591)	$4,404	$1,349	$9,227

Denominator:
Basic weighted average shares outstanding	58,183	64,540	57,532	62,900
Dilutive effect of employee stock options	—	350	446	722

Diluted weighted average shares outstanding	58,183	64,890	57,978	63,622

Earnings (loss) per share—basic	$(0.01)	$0.07	$0.02	$0.15
Earnings (loss) per share—diluted	$(0.01)	$0.07	$0.02	$0.15

        Potentially dilutive securities are excluded from the computation in periods in which they have an antidilutive effect. As a result, earnings (loss) per share—diluted is the same as earnings (loss) per share—basic if CIBER reports a net loss. The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares—diluted was 2,702,000 and 4,103,000 for the three months ended September 30, 2001 and 2002, respectively and 3,472,000 and 3,142,000 for the nine months ended September 30, 2001 and 2002.

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

        The purchase consideration consisted of $40.8 million in cash (including transaction costs), 1,104,973 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. We used a combination of cash on hand (including the proceeds from the sale of stock on April 29, 2002) and borrowings under our line of credit for the cash consideration. The value of the CIBER shares issued was based on the average closing price of the CIBER stock over the two-day period before and after, April 8, 2002, the date the acquisition was announced. The $1.5 million Unsecured Subordinated Promissory Note payable to DCI accrued interest at 13.5% per annum and was paid in full in July 2002.

        The components of the purchase price allocation are as follows (in thousands):

Cash consideration	$40,327
Note payable	1,500
Stock consideration	8,696
Transaction costs	472
Severance and other exit costs	5,477

Total	$56,472

Allocation of purchase price:
Net liability value acquired	$(1,368)
Goodwill	57,840

Total	$56,472

        We are in the process of completing the review and determination of fair values of certain other intangible assets acquired. In addition, the amount of severance and other exit costs reflects our initial estimate and actual amounts may vary. Thus, the allocation of purchase price is subject to revision. We have recorded preliminary goodwill of $57.8 million related to the acquisition of DCI, all of which has been assigned to our Custom Solutions segment. All goodwill related to DCI is expected to be deductible for income tax purposes. We recorded an accrued lease liability for DCI office lease exit costs of $2,820,000 for office locations that we will not use. Information regarding accrued lease costs is included in Note 5. We recorded an accrued liability of 1,764,000 for estimated severance of DCI personnel all of which has been paid in 2002. We also recorded an accrued liability of $893,000 for other exit costs, primarily office closure costs, of which $203,000 has been paid in 2002 resulting in a balance of $690,000 at September 30, 2002.

        The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of DCI at the date of acquisition:

In thousands
Cash	$179
Accounts receivable	16,843
Property and equipment	524
Other assets	191

Total assets acquired	17,737

Notes payable	(11,739)
Accounts payable	(2,860)
Accrued compensation	(3,786)
Other liabilities	(720)

Total liabilities assumed	(19,105)

Net liabilities	$(1,368)

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

		Pro Forma Nine months ended September 30,
	Pro Forma Three months ended September 30, 2001
		2001	2002
	In thousands, except per share data
Total revenues	$155,179	$506,113	$480,622
Net income (loss)	$(907)	$981	$9,101
Income (loss) per share—basic	$(0.01)	$0.02	$0.14
Income (loss) per share—diluted	$(0.01)	$0.02	$0.14

Stock Repurchase Option

        In connection with the sale of stock to investors on April 29, 2002, CIBER and DCI agreed as part of the Asset Purchase Agreement that DCI would not sell a significant portion of the CIBER common stock received for a period of up to 90 days, the "Lockup Agreement." As an inducement for DCI to enter into the Lockup Agreement, CIBER granted DCI an option that under certain circumstances, DCI can require CIBER to repurchase up to 805,000 shares of CIBER common stock in November 2002 at $7.25 per share. At September 30, 2002, the total cash redemption amount of $5,836,000 has been transferred from Shareholders' equity to temporary equity and is reflected on the line item "contingent redemption value of put option" on the balance sheet. The actual acquisition of any such shares would be accounted for as treasury stock.

(4) Goodwill and Other Intangible Assets

        Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized. The following table presents net income and earnings per share for the periods presented, adjusted to exclude the affects of goodwill amortization.

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(In thousands, except per share amounts)
Net Income (loss)	$(591)	$4,404	$1,349	$9,227
Add back: Goodwill amortization, net of tax	1,946	—	6,754	—

Adjusted net income	$1,355	$4,404	$8,103	$9,227

Basic earnings per share:
Net income (loss)	$(0.01)	$0.07	$0.02	$0.15
Goodwill amortization, net of tax	0.03	—	0.12	—

Adjusted net income	$0.02	$0.07	$0.14	$0.15

Diluted earnings per share:
Net income (loss)	$(0.01)	$0.07	$0.02	$0.15
Goodwill amortization, net of tax	0.03	—	0.12	—

Adjusted net income	$0.02	$0.07	$0.14	$0.15

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	Custom Solutions Segment	Package Solutions Segment	Total
Balance at January 1, 2002	$128,008	$41,091	$169,099
Reclassification to other intangible assets	(1,877)	(603)	(2,480)
Acquisition of DCI	57,840	—	57,840
Other acquisition	75	—	75
Additional consideration on prior acquisitions	280	25	305
Goodwill adjustment on prior acquisitions:
Additional lease cost accrual	4,503	1,445	5,948
Additional severance and exit costs	843	271	1,114
Other adjustments of assets and liabilities to fair value, net	522	14	536
Effect of foreign exchange rate changes	1,137	—	1,137

Balance at September 30, 2002	$191,331	$42,243	$233,574

        During the quarter ended September 30, 2002, we determined that $2,480,000 of intangible assets resulting from our 2001 acquisitions of Century, Aris and Metamor require recognition apart from goodwill. These intangible assets resulted from the acquired customer contracts and related customer relationships. The customer-related intangible asset will be amortized on a straight-line basis over 5 years, the estimated period in which benefit will be received from these relationships.

        Amortized intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization
December 31, 2001
Noncompete agreements	$3,076	$(2,751)

September 30, 2002
Noncompete agreements	$163	$(57)
Customer relationships	2,480	$(300)

	$2,643	$(357)

Aggregate amortization expense
Nine months ended September 30, 2002		$519
Estimated Amortization expense
Year ended December 31, 2002		$838
Year ended December 31, 2003		$571
Year ended December 31, 2004		$508
Year ended December 31, 2005		$496
Year ended December 31, 2006		$392

(5) Accrued lease costs

        We have a lease reserve for certain office space that is vacant or has been subleased at a loss. The activity in the accrued lease costs reserve during the nine months ended September 30, 2002, consists of the following (in thousands):

Balance at December 31, 2001	$3,443
Charge to cost and expense	1,459
Additions due to DCI acquisition	2,820
Adjustments to prior year acquisitions	5,948
Cash payments	(4,142)

Balance at September 30, 2002	$9,528

(6) Revolving Line of Credit

        Bank Line of Credit—In May 2002, CIBER amended its line of credit agreement with Wells Fargo Bank, N.A. increasing our maximum available borrowing amount from $35 million to $60 million. The maximum available borrowing under this line of credit was automatically reduced to $52.5 million at September 30, 2002, and the maximum available borrowing is further reduced by $2.5 million at the end of each subsequent calendar quarter. The line of credit expires September 30, 2004. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. On September 30, 2002, the bank's prime rate was 4.75% and our rate on borrowing was 4.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The terms of the credit agreement contain, among other provisions, certain financial covenants including minimum interest coverage and minimum tangible net worth, as well as specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of any dividends. At September 30, 2002, we were not in compliance with the minimum tangible net worth covenant under the line of credit agreement. The bank waived this covenant at September 30, 2002. The tangible net worth covenant has been modified and is now calculated as a ratio of total liabilities to tangible net worth as opposed to an absolute dollar amount of tangible net worth.

(7) Sale of Stock to Investors

        On April 29, 2002, we entered into Stock Purchase Agreements to sell 2,459,016 shares of CIBER common stock at $6.10 per share, in a private placement. We received aggregate proceeds of $14,094,000, net of expenses, which were used to fund a portion of the purchase price of the DCI acquisition.

(8) Comprehensive Income

        Comprehensive income represents net income plus valuation adjustments on available-for-sale investments and foreign currency translation adjustments. Comprehensive income was $303,000 and $4,752,000 for the three months ended September 30, 2001 and 2002, respectively and $868,000 and $11,158,000 for the nine months ended September 30, 2001 and 2002.

(9) Share Repurchase Program

        In 2002, we reached the maximum number of shares authorized by the Board of Directors under our previous share repurchase program. A total of 6,888,591 shares were repurchased under this program. On July 30, 2002 our Board of Directors approved a new share repurchase program and authorized up to 1,000,000 common shares to be repurchased. During the nine months ended September 30, 2002, we repurchased 317,000 shares at a cost of $1,835,000. At September 30, 2002, there were 837,000 authorized shares available for repurchase.

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Total revenues:
Custom Solutions	$99,899	$137,020	$321,456	$379,457
Package Solutions	28,483	23,368	93,818	71,969
Inter-segment	(431)	(1,063)	(1,450)	(2,511)

Total	$127,951	$159,325	$413,824	$448,915

Inter-segment revenues:
Custom Solutions	$—	$—	$(48)	$(64)
Package Solutions	(431)	(1,063)	(1,402)	(2,447)

Total	$(431)	$(1,063)	$(1,450)	$(2,511)

Income (loss) from operations:
Custom Solutions	$5,900	$14,144	$21,767	$34,867
Package Solutions	1,130	1,255	762	1,325
Corporate	(5,093)	(6,897)	(11,421)	(17,940)

Total	1,937	8,502	11,108	18,252
Amortization of intangibles	(3,036)	(319)	(9,126)	(519)
Other charges	—	—	(406)	(1,024)

Operating income	$(1,099)	$8,183	$1,576	$16,709

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

Three Months Ended September 30, 2002 as Compared to Three Months Ended September 30, 2001

        Total revenues for the three months ended September 30, 2002 increased 25% to $159.3 million from $128.0 million for the quarter ended September 30, 2001. Consulting service revenues increased 28% and other revenues, primarily sales of computer hardware products, decreased by 24% to $6.5 million for the three months ended September 30, 2002 from $8.6 million for the same quarter last year. The increase in service revenues is primarily attributable to an increase in headcount resulting from acquisitions made in the fourth quarter of 2001 and the second quarter of 2002. Custom Solutions revenues increased 37% while Package Solutions revenues decreased 18%, when compared to the same period last year. Total revenues for the third quarter of 2002 increased 3% from the second quarter of 2002.

        The gross margin percentage on consulting services decreased to 28.7% of revenues for the three months ended September 30, 2002 from 29.5% of revenues for the same quarter of last year. Custom Solutions gross margin on consulting services declined to 27.9% for the quarter ended September 30, 2002 from 28.1% in 2001. Package Solutions consulting gross margin decreased to 33.1% in 2002 from 33.7% in 2001. The decrease in gross margin for our Custom Solutions segment is due to slightly lower margins from DCI's operations and a slight decrease in average billing rates. In our Package Solutions segment, the decrease in services gross margin is a function of lower average billing rates and higher consultant costs. Gross margin percentage on other revenues increased to 31.6% for the quarter ended September 30, 2002 from 29.1% in 2001 due to improved margins on hardware sales.

        Selling, general and administrative expenses ("SG&A") increased to $37.4 million for the quarter ended September 30, 2002 from $35.2 million for the same period last year, however, as a percentage of sales, SG&A decreased to 23.5% for the quarter September 30, 2002 from 27.5% in 2001. This decrease in SG&A as a percentage of sales results from benefits received from cost cutting initiatives that began during the second half of 2001 along with efficiencies realized from acquisitions. The increase in total SG&A cost is due to acquisitions offset by cost reduction efforts.

        Amortization of intangible assets decreased to $319,000 for the three months ended September 30, 2002 from $3.0 million for the same quarter last year. Due to the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill.

        Net other income (expense), including interest income, interest expense and gains and losses on investments, totaled $677,000 of expense for the three months ended September 30, 2002 as compared to $192,000 of income for the same quarter last year. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period. Interest expense has increased as a result of borrowings under our line of credit to complete acquisitions in October 2001 and April 2002. During the quarter ended September 30, 2002, we recorded a $453,000 charge to write down certain investments in marketable securities that had an other than temporary decline in value.

        Income tax expense increased to $3.1 million for the three months ended September 30, 2002 from a benefit of $316,000 for the same quarter last year. Our effective tax rate was 41.3% for the three months ended September 30, 2002.

        Our net income increased to $4.4 million (2.8% of revenues) for the three months ended September 30, 2002 from a loss of $591,000 for the same quarter last year. This increase is partially due to the adoption of SFAS 142, which eliminates goodwill amortization expense. Pro forma net income for the three months ended September 30, 2001 would have been $1.4 million if SFAS 142 had been in effect in 2001.

Nine Months Ended September 30, 2002 as Compared to Nine Months Ended September 30, 2001

        Total revenues for the nine months ended September 30, 2002 increased 8% to $448.9 million from $413.8 million for the nine months ended September 30, 2001. Consulting services revenues increased 10% and other revenues, primarily sales of computer hardware products, decreased by 16% to $19.7 million for the nine months ended September 30, 2002 from $23.4 million for the same nine months of last year. The increase in service revenues is primarily attributable to an increase in headcount resulting from acquisitions made in the second half of 2001 and second quarter of 2002 as well as an increase in average billing rates for our Custom Solutions segment. Custom Solutions revenues increased 18.0% while Package Solutions revenues decreased 23.3%, when compared to the same period last year.

        The gross margin percentage on consulting services decreased to 28.7% of revenues for the nine months ended September 30, 2002 from 30.3% of revenues for the same period of last year. Custom Solutions gross margin on consulting services declined to 28.2% for the nine months ended September 30, 2002 from 28.8% in 2001. Package Solutions consulting gross margin decreased to 30.6% in 2002 from 35.1% in 2001. The decline in Custom Solutions consulting gross margin percentage is a function of slightly lower utilization levels as well as the impact of lower margin revenue from the DCI acquisition, which closed at the end of April 2002. In our Package Solutions segment, the decrease in services gross margin percentage is primarily a function of lower utilization levels along with lower average billing rates. Gross margin percentage on other revenues increased to 33.2% for the nine months ended September 30, 2002 from 25.9% in 2001 due to improved margins on hardware sales.

        Selling, general and administrative expenses ("SG&A") decreased to $111.3 million for the nine months ended September 30, 2002 from $113.1 million for the same period last year, as we have made cost-saving efforts to better align our SG&A costs with our current revenue levels. The cost savings initiatives began during the second half of 2001 and primarily included reduced personnel and facility costs. The ratio of billable employees to overhead employees has improved to 7.0:1 at September 30, 2002 from 5.4:1 at September 30, 2001. In addition, we realized economies of scale with the acquisition of DCI, as many of the acquired offices were combined with existing CIBER offices. As a percentage of sales, SG&A decreased to 24.8% for the nine months ended September 30, 2002 compared to 27.3% for the same period last year.

        Other charges of $406,000 and $1.0 million were incurred during the nine months ended September 30, 2001 and 2002, respectively. These charges relate to estimated losses on excess office space that we have subleased or have permanently vacated.

        Amortization of intangible assets decreased to $519,000 for the nine months ended September 30, 2002 from $9.1 million for the same period last year. Due to the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill.

        Net other income (expense), including interest income, interest expense and minority interest, totaled $1.2 million of expense for the nine months ended September 30, 2002 as compared to $610,000 of income for the nine months ended September 30, 2001. Fluctuations in interest income and expense are based on average balances invested or borrowed under the line of credit during the period. Interest income has increased as a result of increased borrowing under our line of credit to complete acquisitions in October 2001 and April 2002, interest expense has increased. Minority interest represented income of $378,000 in 2001 and none in 2002.

        Our effective tax rate was 40.6% for the nine months ended September 30, 2002 and 38.3% for the same period of last year. Excluding the impact of minority interest in net loss of subsidiaries (which is recorded net of tax) our effective tax rate was 42.3% for the nine months ended September 30, 2001. Our effective tax rate has decreased in 2002 from prior years primarily as a result of the elimination of non-deductible goodwill amortization expense with the adoption of SFAS No. 142.

        Our net income increased to $9.2 million (2.1% of revenues) for the nine months ended September 30, 2002 from $1.3 million (0.3% of revenues) for the same nine months last year. This increase is primarily due to the adoption of SFAS 142, which eliminates goodwill amortization expense. Pro forma net income for the nine months ended September 30, 2001 would have been $8.1 million if SFAS 142 had been in effect in 2001.

Liquidity and Capital Resources

        At September 30, 2002, CIBER had $107.8 million of working capital and had a current ratio of 3.1:1. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year. There were outstanding borrowings of $36.0 million under our long-term revolving line of credit at September 30, 2002. This credit facility expires September 30, 2004.

        On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. ("DCI"). The aggregate purchase consideration, including transaction costs, was approximately $51.0 million, consisting of $40.8 million in cash, 1,104,973 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. We used a combination of cash on hand (including the proceeds from the sale of stock on April 29, 2002) and borrowings under our line of credit for the cash consideration. The $1.5 million Unsecured Subordinated Promissory Note payable to DCI was paid in full in July 2002. Following the acquisition, we paid off DCI's notes payable of $11.7 million, using proceeds from our line of credit.

        In connection with the sale of stock to investors in April 2002, CIBER and DCI's majority shareholder agreed as part of the Asset Purchase Agreement that this shareholder would not sell a significant portion of the CIBER common stock received for a period of up to 90 days, the "Lockup Agreement." As an inducement for DCI's majority shareholder to enter into the Lockup Agreement, CIBER granted an option that under certain circumstances, the shareholder can require CIBER to buy back up to 805,000 shares of CIBER common stock in November 2002 at $7.25 per share. At September 30, 2002, the total cash redemption amount of $5,836,000 has been transferred from Shareholders' equity to temporary equity and is reflected on the line item "contingent redemption value of put option" on the balance sheet. The actual acquisition of any such shares would be accounted for as treasury stock.

        Net cash provided by operating activities was $20.3 million and $21.7 million for the nine months ended September 30, 2002 and 2001, respectively. Accounts receivable days sales outstanding ("DSO") was 80 days at September 30, 2002 as compared to 82 days at December 31, 2001.

        Net cash used in investing activities was $45.9 million and $17.6 million during the nine months ended September 30, 2002 and 2001, respectively. CIBER used cash of $42.0 million and $13.2 million during the nine months ended September 30, 2002 and 2001, respectively, for acquisitions. Cash paid for acquisitions in 2002 primarily relates to the acquisition of DCI. We purchased property and equipment of $2.1 million and $4.5 million during the nine months ended September 30, 2002 and 2001, respectively. Purchases of property and equipment have decreased as a result of the significant number of assets acquired through recent acquisitions, and our effort to reduce spending in this area.

        Net cash provided by (used in) financing activities was $20.7 million and $(4.3 million) during the nine months ended September 30, 2002 and 2001, respectively. We received aggregate proceeds of $14.1 million, net of expenses, for the sale of CIBER common stock in a private placement offering, in April 2002. We purchased treasury stock for $1.8 million and $8.7 million during the nine months ended September 30, 2002 and 2001, respectively. On July 30, 2002, CIBER's Board of Directors authorized CIBER to repurchase up to 1.0 million shares of treasury stock. At September 30, 2002 there were 837,000 remaining shares authorized for repurchase. During the nine months ended September 30, 2002, the outstanding borrowings under our line of credit increased by $17.3 million, primarily as a result of our acquisition of DCI.

        We have a reducing revolving bank line of credit. Under the Loan and Security Agreement, the maximum available borrowing under this line of credit was $52.5 million on September 30, 2002 and the maximum available borrowing will be further reduced by $2.5 million at the end of each subsequent calendar quarter. The line of credit expires September 30, 2004. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. On September 30, 2002, the bank's prime rate was 4.75% and our rate on borrowing was 4.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets.

Critical Accounting Policies and Estimates and Factors that may Affect Future Results

        Please refer to our Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of our Critical Accounting Policies and Estimates and Factors that may Affect Future Results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks were reported in our Annual report on Form 10-K for the year ended December 31, 2001. There have been no material changes in these risks since the end of the year.

ITEM 4. CONTROLS AND PROCEDURES

        The Chief Executive Officer "CEO" and Chief Financial Officer "CFO" have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CIBER in such reports is accumulated and communicated to the Company's management, including the CEO and CFO of the company, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        None

ITEM 2.    Changes in Securities and Use of Proceeds

        None

ITEM 3.    Defaults Upon Senior Securities

        Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None

ITEM 5.    Other Information

        None

ITEM 6.    Exhibits and Reports on Form 8-K

Exhibit 10.1	Agreement dated April 30, 2002 by and among CIBER, Inc.; Decision Consultants, Inc.; KTR System, L.P. and The John A. Krasula Living Trust Dated April 1, 1998, regarding the stock repurchase option.
Exhibit 10.2	Amendment to Loan and Security Agreement dated November 8, 2002.
Exhibit 99.1	Certification by CIBER Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification by CIBER Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC. (Registrant)
Date November 8, 2002	By:	/s/ MAC J. SLINGERLEND Mac J. Slingerlend Chief Executive Officer, President and Secretary
Date November 8, 2002	By:	/s/ DAVID G. DURHAM David G. Durham Chief Financial Officer, Senior Vice President and Treasurer

CERTIFICATIONS

I, Mac J. Slingerlend, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of CIBER, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By	/s/ MAC J. SLINGERLEND Mac J. Slingerlend President and Chief Executive Officer

I, David G. Durham, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of CIBER, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By	/s/ DAVID G DURHAM David G. Durham Senior Vice President and Chief Financial Officer

QuickLinks

Table of Contents
Item 1. Financial Statements (unaudited)
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
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATIONS