Form 10-K
period 2002-12-31
CIBER INC
filed 2003-03-27
CIK 918581

Use these links to rapidly review the document
Table of Contents

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-23488

CIBER, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	38-2046833 (I.R.S. Employer Identification No.)
5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 220-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $409,091,393.

As of February 28, 2003 there were 64,166,723 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

CIBER, Inc.
Form 10-K

Part I

Item 1. Business

(a) General Development of Business

CIBER, Inc. and its subsidiaries (generally referred to herein as "we" or "CIBER") provide information technology ("IT") system integration consulting and other IT services and to a lesser extent, resell certain IT hardware and software products. Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. We operate from approximately 70 branch offices in the United States, Canada and Europe and an affiliate office in India. At January 31, 2003, we had approximately 5,900 employees. CIBER, Inc. was originally incorporated in Michigan in 1974 and later reincorporated in Delaware in 1993. Our corporate headquarters are located in Greenwood Village, Colorado. We went public in 1994 and our common stock trades on the New York Stock Exchange under the symbol "CBR."

We began operations in 1974 to assist companies in need of computer programming support. In the mid-1980s, we initiated a growth strategy that included expanding our range of IT related services, developing a professional sales force and selectively acquiring established complementary companies. Since January 1998 we have completed 29 business combinations, including our January 2003 acquisition of ECsoft Group plc. We continue to expand and modify our geographic and service offerings to address changes in customer demands and rapidly changing technology. In addition, we seek to form strategic alliances with select package software and hardware vendors to stay at the leading edge of technology advances, to develop new business and to generate additional revenue.

(b) Financial Information about Industry Segments

The information required by this item is incorporated herein by reference to Note 18 of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

(c) Narrative Description of Business

Services and Operations

At December 31, 2002, we have two reportable segments, Custom Solutions and Package Solutions. The Custom Solutions segment primarily includes our CIBER custom branch offices and our CIBER European operations. Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division and our subsidiary DigiTerra, Inc. Foreign operations accounted for 4% of our total revenue in 2002. Other revenues, which accounted for 4% of our total revenues in 2002, are comprised of Customs Solutions' resale of third-party IT hardware and software products and DigiTerra's commissions on sales of IT products.

CIBER Custom Solutions

Our CIBER custom branch operations provide IT project solutions and IT staffing in custom-developed software environments. Each branch office has local leadership, sales, recruiting and delivery capabilities. Our branch office network is integral to our business strategy. Through the branch office network, we can (1) offer a broad range of consulting services on a local basis, (2) respond to changing market demands for IT services through a variety of contacts in many industries and geographic areas, and (3) maintain a quality professional staff because of our nationwide reputation and our training programs. Our strategy is to build on our long-standing staffing relationships to win strategic consulting and/or project solutions and systems integration business. Projects are distinguishable from our strategic staffing services by the level of responsibility we assume. With our strategic staffing services, our clients maintain responsibility for the overall tasks. In a typical project, we assume major responsibilities for the management of the project and/or design and implementation of specific deliverables based upon client-defined requirements. As we begin 2003, we estimate the business mix of CIBER custom branch operations is approximately 45% project solutions and systems integration business and 55% strategic staffing. In addition, offshore solutions, primarily India, are expected to be a growing business opportunity for us.

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

Our Custom Solutions core competencies include:

  •
  Application Development
  •
  Service Oriented Architecture and Development; J2EE;.net
  •
  Custom Development – Internet, Client Server, Mainframe
  •
  Managed Content Services
  •
  Mobility and Wireless Services
  •
  Enterprise Integration
  •
  Legacy Migration
  •
  Application and Systems Integration
  •
  Data Architecture
  •
  Data Warehouse and Business Intelligence
  •
  Web Services
  •
  Network Design
  •
  Business Continuity and Disaster Recovery
  •
  Information Security; HIPAA
  •
  Outsourcing Support
  •
  Application Outsourcing
  •
  Managed Hosting
  •
  Call Center/Help Desk

While approximately 68% of our operations is directed at commercial clientele, approximately 32% of our Custom Solutions operations focuses on state, local and federal government agencies. Our State Government Practice has a number of specialty focus areas, including: health and human services, transportation, law and justice, and finance and administration, among others. Our Federal Government Practice initiatives include: defense/aerospace, outsourcing, human resource and financial management systems, and strategy and enterprise services.

Our Custom Solutions group also resells certain third-party IT hardware and software products, primarily network equipment, including switches and routers, fileservers, application and database servers and related software, data storage systems, security appliances and security software.

Our Custom Solutions reporting segment also includes our CIBER European operations, with offices in 2002 in the Netherlands, Germany, Hungary and the U.K. that provide custom-based solutions on various software platforms as well as SAP and Microsoft implementation consulting and other e-business solutions.

CIBER Package Solutions

Our Package Solutions segment is comprised of our CIBER Enterprise Solutions ("CES") division and our subsidiary, DigiTerra, Inc. CES provides consulting services to support enterprise software from PeopleSoft, Oracle and SAP. CES is a PeopleSoft Certified Consulting Partner, an Oracle Services Provider, as well as a SAP Services Partner. CES also has vertical expertise in healthcare, higher education, public sector, telecommunications and manufacturing, among other areas. DigiTerra primarily provides middle-market companies with packaged software implementation and other services for software from J. D. Edwards and Lawson, as well as several Supply Chain Management products. Our partner relationships are a key component of our Package Solutions segment. These alliance or partner relationships allow us access to various sales and marketing opportunities. In some cases, it allows us to jointly propose our services along with the software vendor's proposal for software. We believe that prospective package software implementation customers often have a preference to only consider purchasing services from a software vendor partner. The software vendors typically also give us a license to the software applications as well as access to the most recent research and development findings and training programs.

DigiTerra's Technology Solutions Practice helps clients select, configure and design IT platform-related solutions and DigiTerra is an authorized reseller of certain technology products, primarily from IBM.

ECsoft

In January 2003, we completed our acquisition of ECsoft Group plc. ECsoft, headquartered in the United Kingdom, provides IT systems integration and other IT services in Denmark, the Netherlands, Norway, Sweden and the United Kingdom. ECsoft adds 450 consultants to our European operations. When combined with our existing European operations, this now gives us approximately 700 European employees in 10 offices across 7 European countries.

Business Combinations/Acquisitions

We have expanded our geographic breadth, increased our client base and added to our technical expertise and service offerings through business combinations. Given the highly fragmented nature of the IT services industry, we intend to pursue business combinations as part of our growth and operations strategy, including possible international opportunities. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate the acquired operations into our organization effectively, to retain and motivate personnel and to retain clients of acquired companies. In reviewing potential business combinations, we consider the target company's geographic reach, cultural fit, capabilities in specific technical services, client base, expected financial performance and the abilities of management, sales and recruiting personnel, among other factors. Since January 1998 we have completed 29 business combinations, of which 10 have been completed since January 2000. From 1996 to 2000, our business combinations generally involved smaller privately held companies and were more frequent as we looked to expand our geographic reach and service offerings. Since 2000, our acquisitions have tended to involve fewer but larger companies, including two public companies.

From January 2000 to December 2002, we have completed the following two significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
Decision Consultants, Inc.	April 2002	896	$58.5 million
Metamor Industry Solutions, Inc.	October 2001	724	$29.8 million

Decision Consultants, Inc. ("DCI") was our largest acquisition to date. The majority of DCI's revenues were from clients that were already CIBER clients and most of DCI's operations were in locations already served by CIBER. As a result, the primary asset acquired was the workforce that was in place, which is accounted for as part of goodwill. Like CIBER, DCI's consultants comprised an experienced technical workforce that we believe will help maintain and obtain business at both current and new clients. DCI also added depth to our executive and operation's management team. The acquisition allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenues. Also significant were the cost savings to be realized by combining redundant corporate back office functions. DCI added significantly to CIBER's existing consultant base at IBM, Ford and Verizon, among others. In addition, the acquisition gave us opportunities at some new strategic clients, however, such clients did not constitute a significant percentage of DCI's revenues. Metamor Industry Solutions, Inc. ("Metamor") provided custom software development and IT staffing for federal and state/local government agencies. By combining Metamor with CIBER's existing federal and state/local government operations, public sector clients now represent approximately 30% of total revenues.

As a result of our previous acquisitions we have recorded a significant amount of goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business. Except for our acquisitions of ARIS and ECsoft, both of which were publicly traded companies, our acquisitions have generally involved a relatively small amount of acquired net assets, and thus, a large portion of the purchase price has been assigned to goodwill. Not all of our acquisitions have been successful. Acquired businesses may perform significantly worse than we had expected for a variety of reasons, including, decreased customer demand for a particular service offering or the loss of a significant customer, among others. Such factors could lead to a goodwill impairment charge.

During the quarter ended September 30, 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions. These acquisitions included: Business Impact Systems, Inc., Integration Software Consultants, Inc., York & Associates, Inc., Interactive Papyrus, Inc. and Paragon Solutions, Inc. Of the total goodwill impairment charge, $58.6 million related to the Custom Solutions segment and $22.2 million related to our Package Solutions segment. These businesses were acquired in 1999 at a time when the value of IT services companies was much higher than at the time of the impairment charge. In addition, approximately 88% of the goodwill impairment charge related to businesses acquired for consideration paid 100% in our stock. Stock consideration typically involves a premium over cash consideration. These acquired operations experienced a decrease in the demand for their services as post Year 2000 IT spending of many companies decreased. In addition, in the spring of 2000, the IT services requirements of dot.com companies decreased significantly. This led to greater competition within the IT services industry for the remaining business, and as a result, revenues, cash flows and expected future growth rates of these operations decreased. Due to the significance of the changes in business and market conditions, we performed an evaluation of the recoverability of the goodwill related to these operations and it was determined that an impairment charge was required by the applicable accounting rules.

Clients

Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. These organizations typically have significant IT budgets and/or depend on outside consultants to help achieve their business and IT objectives.

In 2002, we estimate our approximate percentage of total revenues by client industry was:

Government	28%
Manufacturing	30%
Finance, banking & insurance	11%
Telecommunications	10%
Healthcare	9%
Other	12%

Certain customers account for a significant portion of our revenues. Our five largest clients represented approximately 30% of our total revenues in 2002. Our two largest clients in 2002 were various agencies of the federal government and IBM, accounting for approximately 12% and 6%, respectively, of our total revenues. No other client accounted for more than 5% of our revenues. Our other largest clients include: AT&T; Commonwealth of Pennsylvania; Ford; State Farm; State of Florida; State of North Carolina; Verizon; and Xerox. Each of these is primarily a client of our Custom Solutions segment. The various federal government agencies we serve accounted for 14% of our Custom Solutions segment revenues in 2002. Most individual Custom Solutions assignments are from three to twelve months, however, many of our client relationships have continued for many years. Most of our Custom Solutions revenues each year come from clients for which we have previously provided services. Some clients are served by both our Custom Solutions and Packaged Solutions segments. Within our Package Solutions segment, our largest client accounted for 2% of our Package Solutions segment revenues in 2002. Our larger Package Solutions customers typically involve a large enterprise software implementation over a period of 9 to 18 months. With the exception of additional modules, typically, once package software implementations are completed, future Package Solutions revenues from that client are minimal. As a result, in our Package Solutions segment, client turnover is high and we are generally selling services to new customers.

Typically our clients, both commercial and governmental, may cancel their contracts on short notice or may reduce their use of our services. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our financial condition and results of operations. Because of this, we do not characterize our engagements as backlog.

Client Contract Terms

We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. We estimate that approximately 90% of our 2002 revenues were derived from time-and-material type contracts. Under our typical time and materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly. For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenues and costs is recognized in the period in which the facts that give rise to the revision become known. Actual amounts are billed at specific dates or at contract completion. Although we attempt to obtain periodic payments from our clients under fixed-price contracts, we tend to receive payment more slowly under fixed-price arrangements as compared to time-and-material arrangements. With fixed-price contracts, we have the opportunity for additional profits if we complete the project under budget. However, if the project takes additional time or costs, or if the project is otherwise delayed, we are responsible for costs overruns and this could adversely affect our profitability. Our form of billing arrangement is generally determined based on our client's preference or requirements.

Seasonality

We experience a moderate amount of seasonality. Typically our billable hours, which directly affect our revenues and profitability, are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time taken by our employees and our clients. As a result, our operating income as a percentage of revenues is generally the lowest in the fourth quarter of each calendar year.

Sales Force

We maintain a direct sales force of approximately 160 employees at December 31, 2002 who market our services to senior business executives, chief information officers, information systems managers and others who purchase IT services. New client contacts are generated through a variety of methods, including client referrals, business alliance partner referrals, trade shows, personal sales calls and direct mailings to targeted clients and prospective clients.

Consultants and Recruiters

Our future success depends in part on our ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated IT needs of our clients. Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies. Historically, competition for personnel in the information technology services industry has been significant. We have had in the past, and expect at some point in the future, to have difficulty attracting and retaining an optimal level of qualified consultants. There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully. Because of this, the recruitment of skilled consultants is a critical element to our success. At December 31, 2002, we had approximately 70 full-time recruiters devoted to meeting our personnel requirements.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly from city to city as well as by the type of service provided. Our principal competitors include: Accenture, American Management Systems, Atos Origin, BearingPoint, Cap Gemini Ernst &Young, IBM Global Services, Keane, and Logica/CMG. Many large consulting firms also offer services that overlap with some of our services. Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we do. In addition, we must frequently compete with a client's own internal information technology staff. We also compete with Internet professional services firms as well as the service divisions of various software developers. There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

Employees

As of December 31, 2002, we had approximately 5,400 employees (approximately 4,700 billable consultants). As a result of our acquisition of ECsoft, we had approximately 5,900 employees (approximately 5,100 billable consultants) at January 31, 2003. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers and certain other employees. We believe our relations with our employees are good.

Website Information

The internet address of our website is www.ciber.com. We make available, free of charge, through our website access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practical after such reports are filed with the Securities and Exchange Commission (SEC).

Audit Committee Information

Our Board of Directors has determined that Peter H. Cheesbrough, one of our directors and Chairman of our audit committee, qualifies as a "financial expert" as proposed by the SEC in SEC Release No. 34-46701, dated October 22, 2002.

We will reassess the adequacy of our Audit Committee charter following the adoption of any final rules or regulations promulgated by the SEC or the New York Stock Exchange in response to the mandates of the Sarbanes-Oxley Act of 2002.

Item 2. Properties

Our corporate office is located at 5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111, where at December 31, 2002 we occupied approximately 38,500 square feet under a lease that expires in December 2003. In March 2003, we entered into a revised lease agreement for our corporate office location. The new lease expires in December 2008 and effective January 2004, increases to approximately 64,000 square feet. The additional office space will be used by our Denver area operations, which currently lease approximately 48,000 square feet of office space and under leases that expire between December 31, 2003 and April 30, 2004. Generally, we provide our services at client locations and therefore our office locations are primarily used for sales and other administrative functions. At December 31, 2002, we leased approximately 995,000 square feet of office space in approximately 106 locations. Primarily as the result of acquisitions, but also as a result of cost containment and other reorganization efforts, we have a number of locations that have been subleased or are vacant. We have recorded an accrued lease cost liability for our estimated future net costs on these locations.

We believe our facilities are adequate for our current level of operations.

Item 3. Legal Proceedings

The company is involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business. Although the outcome of such matters is not predictable with assurance, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol "CBR." The table below sets forth, for the periods indicated, the high and low sales price per share of our common stock.

	Low	High
Year Ended December 31, 2001
First Quarter	$4.50	$6.70
Second Quarter	3.95	9.50
Third Quarter	4.50	9.10
Fourth Quarter	4.93	10.95
Year Ended December 31, 2002
First Quarter	$8.10	$11.70
Second Quarter	6.05	9.10
Third Quarter	4.46	7.45
Fourth Quarter	4.50	6.65

The closing price of our common stock on March 24, 2003 was $4.57. As of February 28, 2003, there were 3,827 registered holders of record of our common stock. We estimate there are approximately 25,000 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business. Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so. In addition, pursuant to the terms of our line of credit agreement with Wells Fargo Bank, we are prohibited from paying any dividends on our stock.

Equity Compensation Plan Information
December 31, 2002

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans/arrangements approved by the stockholders	7,294,741		$8.47	5,546,475	(1)
Equity compensation plans/arrangements not approved by the stockholders	70,370	(2)	$20.83	24,830	(3)

Total	7,365,111		$8.59	5,571,305

*
Excluding securities to be issued upon exercise of outstanding options, warrants and rights.
(1)
Includes 3,420,136 shares remaining available for future grants under our stock option plans plus 2,126,339 shares available for future sale to employees under our Employee Stock Purchase Plan.
(2)
Represents warrants for 70,370 shares of our common stock issued in connection with our acquisition of ARIS in 2001 as replacement of previously issued ARIS warrants. These warrants are exercisable at an average exercise price of $20.83 and expire at various times through October 2004.
(3)
Represents 24,830 shares available for issuance under the Directors' Stock Compensation Plan (see Note 13 to the Consolidated Financial Statements included herein).

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto, which are included herein.

					Six Months Ended Dec. 31, 1999
	Years Ended December 31,					Years Ended June 30,
In thousands, except per share data	2002		2001	2000		1999	1998

Operating Data:
Revenues		$608,318	558,875	621,534	362,000	719,661	576,488
Amortization of intangible assets		$910	12,155	14,032	6,754	7,520	3,936
Goodwill impairment		$-	-	80,773	-	-	-
Merger costs		$-	-	-	-	1,535	4,538
Operating income (loss)		$24,522	2,596	(56,897)	29,225	89,340	57,868
Net income (loss)		$14,178	1,684	(66,775)	17,643	54,495	36,477
Pro forma net income	$	n/a	n/a	n/a	n/a	n/a	34,270
Earnings (loss) per share - basic		$0.22	0.03	(1.15)	0.31	0.98	0.67
Earnings (loss) per share - diluted		$0.22	0.03	(1.15)	0.30	0.95	0.64

Weighted average shares - basic		63,313	58,191	57,900	57,345	55,362	51,355
Weighted average shares - diluted		63,989	58,698	57,900	58,496	57,141	53,843

Balance Sheet Data:
Working capital		$100,847	101,938	102,918	77,983	149,948	110,703
Total assets		$427,141	368,751	326,347	422,568	408,632	221,785
Total long-term liabilities		$30,857	18,634	-	5,355	-	-
Contingent value of put option		$5,832	-	-	-	-	-
Total shareholders' equity		$327,530	291,290	270,242	342,256	337,136	165,844
Shares outstanding, net of treasury		64,117	60,455	56,775	57,697	58,433	52,248

Notes:

•
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, whereby goodwill is no longer amortized.
•
We have completed various acquisitions during the periods presented. The revenue and operating results of acquired companies are included from the respective acquisition dates (see Notes to Consolidated Financial Statements included herein).
•
Effective December 31, 1999, we changed our year-end from June 30 to December 31.
•
Merger costs for the years ended June 30, 1998 and June 30, 1999 consist of costs related to pooling of interests business combinations.
•
Fiscal 1998 amounts have been restated to reflect pooling of interests business combinations that occurred in fiscal 1999.
•
Pro forma net income in fiscal 1998 is after a pro forma adjustment to income tax expense resulting from pooling of interests business combinations and is used to calculate earnings per share in that year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto. With the exception of historical matters and statements of current status, certain matters discussed below are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Without limiting the foregoing, the words "anticipates," "believes," "could," "expects," "estimate," "intend," "may," "opportunity," "plans," "potential," "projects," "should," and "will" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially are discussed herein under the caption "Disclosure Regarding Forward-Looking Statements and Factors that May Affect Future Results or the Market Price of Our Stock" Many of these factors are beyond our ability to predict or control. We disclaim any intent or obligation to update publicly such forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

Business and Industry Overview

CIBER, Inc. and its subsidiaries provide information technology ("IT") system integration consulting and other IT services. We also resell certain third-party IT hardware and software products. Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (ERP) package environments, and across all technology platforms, operating systems and infrastructures. Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and Europe. Our foreign operations accounted for 4% of our total revenues in 2002.

The Custom Solutions segment primarily includes our CIBER custom branch offices and our CIBER European operations. Our Custom Solutions segment provides IT project solutions and IT staffing in custom developed software environments. Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division and our subsidiary DigiTerra, Inc. The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), supply chain management and customer relationship management software from software vendors such as J.D. Edwards, Lawson, PeopleSoft, Oracle and SAP. Custom Solutions accounted for approximately 85% of revenues in 2002 compared to 78% in 2001, with Package Solutions accounting for the remainder.

We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. For fixed-price contracts, which make up approximately 10% of our services revenues, revenue is recognized on the basis of the estimated percentage of completion. Changes in our services revenues are primarily a function of hours worked on revenue generating activities and our average rate per hour. Hours worked on revenue producing activities vary with the number of consultants employed and the utilization level of those consultants. Utilization for our consultants represents the percentage of time worked on revenue producing engagements divided by the standard hours available (i.e. 40 hours per week). Our average utilization rates are higher in our Custom Solutions segment (typically around 85% to 90%) as compared to our Package Solutions segment (typically around 65% to 75%). We work hard to manage both the number of consultants we have and our overall utilization levels. If we determine we have excess available resources that we cannot place on a billable assignment in the near future, we consider reducing those resources. As a result, in 2001 and 2002, most of our consultant turnover has been from involuntary termination of employment. The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area. Our overall average rate per hourly is also influenced by the results of our fixed-price engagements, which can vary. Our average hourly billing rates are higher in our Package Solutions segment (typically around $145 to $155 per hour) as compared to our Custom Solutions segment (typically around $65 to $75 per hour).

Other revenues include resale of third-party IT hardware and software products as well as commissions on sales of IT products. Our sales of IT hardware and software generally involve IT network infrastructure. Gross margins on product sales are typically 10% to 20%. As a remarketer of certain IT products, we recognize commission revenue net of product costs resulting in lower revenue and higher gross margin.

The market demand for CIBER's products and services is heavily dependent on discretionary IT spending by major corporations and organizations in the markets and regions that we serve. Most recently, the current economic downturn has negatively affected the operations of many of our clients and prospective clients, and has negatively impacted their IT spending. As a result, competition for new engagements has been strong. We have responded to these business conditions by closely monitoring the utilization of our billable personnel, keeping non-productive time to a minimum and by managing our selling, general and administrative costs as a percentage of revenue.

In the past few years the IT services industry has faced a changing and challenging environment. Following is a brief overview of what we believe to be the key industry-wide trends affecting us over the past few years. Through the middle of 1999, major organizations spent heavily on IT services in order to prepare their information systems for the potential problems presented by the year 2000 ("Y2K"). Companies with information systems applications that were not "Y2K compliant" either fixed those systems by rewriting software code or by implementing new systems that were Y2K compliant. After this period of spending on Y2K compliance ended, many existing corporations as well as funded "startup entities" spent heavily on systems that supported the conduct of business over the Internet. Many new "dot.com" businesses emerged which raised a great deal of private and public equity and used a significant portion of those proceeds on information systems to support their new business models. Along with these dot.com businesses came new consulting firms that provided information technology services to support the ebusiness initiatives of both new dot.com business entities and existing corporations wanting to conduct business over the Internet. Several of these new consulting firms were successful raising capital in the public equity markets and were also successful gaining acceptance as experts in the newer Internet technologies. As a consequence, a disproportionate share of the dollars spent on ebusiness initiatives went to these new consulting firms. Beginning in the latter part of 2000 and into 2001, many of these dot.com entities did not have a cash flow stream to support their businesses as going concerns and consequently have gone out of business. In addition, as the threat of these dot.coms to traditional business models waned, traditional business spending on ebusiness IT initiatives became more conservative. As dot.com entities began failing and IT spending declined, many of the new Internet consultancies that entered the market failed as well. While the failure of many Internet consultancies was competitively beneficial to CIBER, by the middle of 2001 the U.S. economy began a recession and large organizations further curtailed discretionary IT spending. These unfavorable economic conditions continue to dampen IT spending as we enter 2003.

Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base. From 2000 to 2002, we completed the following two significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
Decision Consultants, Inc.	April 2002	896	$58.5 million
Metamor Industry Solutions, Inc.	October 2001	724	$29.8 million

Decision Consultants, Inc. ("DCI") was our largest acquisition to date. The majority of DCI's revenues were from clients that were already CIBER clients and most of DCI's operations were in locations already served by CIBER. As a result, the primary asset acquired was the workforce that was in place, which is accounted for as part of goodwill. Like CIBER, DCI's consultants comprised an experienced technical workforce that we believe will help maintain and obtain business at both current and new clients. DCI also added depth to our executive and operation's management team. The acquisition allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenues. Also significant were the cost savings to be realized by combining redundant corporate back office functions. DCI added significantly to CIBER's existing consultant base at IBM, Ford and Verizon, among others. In addition, the acquisition gave us opportunities at some new strategic clients, however, such clients did not constitute a significant percentage of DCI's revenues. Metamor Industry Solutions, Inc. ("Metamor") provided custom software development and IT staffing for federal and state/local government agencies. By combining Metamor with CIBER's existing federal and state/local government operations, public sector clients now represent approximately 30% of total revenues.

Change in Accounting for Goodwill

In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002 goodwill is no longer amortized, but will be reviewed annually for impairment. As a result, beginning January 1, 2002, our expense for amortization of intangible assets has decreased significantly. Our other intangible assets will continue to be amortized over their estimated useful lives. During the first quarter of 2002, we completed the transitional impairment test as required by SFAS 142 and it was determined that the change in accounting did not result in an impairment charge.

Results of Operations

The following table sets forth certain statement of operations data, expressed as a percentage of total revenues:

	Years Ended December 31,
	2002	2001	2000

Consulting services	95.8%	94.2%	94.4%
Other revenues	4.2	5.8	5.6

Total revenues	100.0%	100.0%	100.0%

Gross margin—services	28.5%	29.9%	31.6%
Gross margin—other revenues	31.9	28.6	28.2

Gross margin—total	28.7	29.9	31.4
Selling, general and administrative expenses	24.5	27.2	25.3

Operating income before amortization	4.2	2.7	6.1
Amortization of intangible assets	0.2	2.2	2.3
Goodwill impairment	-	-	13.0

Operating income (loss)	4.0	0.5	(9.2)
Interest and other income, net	(0.1)	-	0.2

Income (loss) before income taxes	3.9	0.5	(9.0)
Income tax expense	1.6	0.2	1.7

Net income (loss)	2.3%	0.3%	(10.7)%

The following table sets forth certain operating data for our reportable segments:

	Years ended December 31,
In thousands	2002	2001	2000

Services Revenue:
Custom Solutions	$501,988	$416,088	$453,076
Package Solutions	84,203	112,573	137,216
Eliminations	(3,327)	(2,046)	(3,811)

	$582,864	$526,615	$586,481

Percent of Services Revenue:
Custom Solutions	86%	79%	77%
Package Solutions	14%	21%	23%
Services Gross Margin %:
Custom Solutions	28.0%	28.6%	30.5%
Package Solutions	31.3%	34.9%	34.7%

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

Total revenues increased 9% to $608.3 million in 2002 from $558.9 million in 2001. This represents an 11% increase in consulting services revenues, which was partially offset by a 21% decrease in other revenues. Other revenues decreased to $25.5 million in 2002 from $32.3 million in 2001 due to decreased hardware sales. Custom Solutions services revenues increased 21% while Package Solutions services revenues decreased 25%, when compared to last year. Overall, the 2002 revenue growth compared to 2001 was attributed to the acquisitions closed in the fourth quarter of 2001 and the first half of 2002. Year-over-year, our average number of billable consultants increased 19.6% to 4,492 in 2002 from 3,754 in 2001. The increase in Custom Solutions service revenue in 2002 was due to an average net increase of approximately 784 consultants (+24%), combined with an increase in utilization levels to 90.8% in 2002 from 88.3% in 2001. The decrease in Package Solutions service revenues in 2002 was due to a combination of an average net decrease of approximately 46 consultants (-9%), combined with a 4% decrease in average billing rates.

In total, our gross margin percentage decreased to 28.7% of revenues in 2002 from 29.9% of revenues in 2001. This decrease is due to declining gross margins on consulting services offset partially by improved gross margins on other revenues. Custom Solutions' gross margin on service revenues decreased 60 basis points in 2002 from the prior year. This decrease was primarily due to the addition of Decision Consultants, Inc. ("DCI") in 2002, which had slightly lower margins than CIBER's other Custom Solutions operations. Package Solutions' gross margin on service revenues decreased 360 basis points in 2002 from the prior year. This decrease was due to lower utilization levels coupled with a decrease in average billing rates during 2002. Also significant to the decline in overall services gross margins in 2002 was the fact that the lower margin Custom Solutions revenue accounted for 86% of service revenue in 2002 compared to 79% in 2001. Our gross margin percentage on other revenues increased to 31.9% in 2002 from 28.6% in 2001 due to decreased sales on lower margin computer hardware products. Low margin computer hardware product sales accounting for 59% of other revenues in 2002 compared to 65% in 2001, with higher margin commission revenue accounting for the remainder.

Selling, general and administrative expenses ("SG&A") decreased to $148.9 million in 2002 from $152.0 million in 2001. As a percentage of sales, SG&A decreased to 24.5% in 2002 from 27.2% in 2001, as we have made cost-saving efforts to better align our SG&A costs with our current revenue levels. The cost saving initiatives began during the second half of 2001 and primarily included reduced personnel and facility costs. A metric that demonstrates the positive impact of our overhead personnel cuts is the ratio of billable employees to overhead employees which increased to 7.2:1 at December 31, 2002 from 4.9:1 at December 31, 2001. In addition, we realized economies of scale with the acquisition of DCI, as many of the acquired offices were combined with our existing offices. In 2001, we recorded $1.8 million of severance costs and $1.3 million of office closure costs that are included in SG&A. In connection with our reorganization of our DigiTerra and Waterstone subsidiaries, during the fourth quarter of 2001, we incurred severance costs related to certain executive management positions that were eliminated. In addition, during 2001 we incurred expenses related to losses on excess office space that we had sub-leased to other parties.

Income from operations before amortization (which is how we internally measure our segment operations) increased 72% in 2002 to $25.4 million (4.2% of revenues) compared to $14.8 million (2.7% of revenues) in 2001.

Amortization of intangible assets decreased to $910,000 in 2002 from $12.2 million in 2001. Due to the adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit. Interest expense increased in 2002 as we borrowed under our line of credit to fund our acquisition of Metamor in October 2001 and again in May 2002 for our acquisition of DCI. Other income increased to $460,000 in 2002 from $167,000 in 2001. Other income increased, primarily due to $795,000 in gains on foreign currency exchange rates offset partially by $625,000 in losses on marketable security investments.

Our 2002 effective tax rate was 40.4% compared to 41.1% in 2001. The decrease in our effective tax rate in 2002 is primarily due to the elimination of amortization expense relating to non-deductible goodwill, offset in part by increased state and foreign taxes. Income tax expense includes benefits of $395,000 in 2002 and $1.3 million in 2001 related to adjusting our prior years' estimated federal and state tax liabilities to actual amounts upon completion of our tax returns.

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000

Total revenues decreased 10% to $558.9 million in 2001 from $621.5 million in 2000. This represents a 10% decrease in consulting services revenues and an 8% decrease in other revenues. Other revenues decreased to $32.3 million in 2001 from $35.1 million in 2000 due to decreased hardware sales. Custom Solutions services revenues decreased 8% while Package Solutions services revenues decreased 18%, when compared to 2000. The decrease in services revenues was primarily attributable to a decrease in billable consultants during the first half of the year, partially off-set by the addition of 964 consultants as a result of our acquisitions of Century Computer Consultants, Inc., Aris Corporation and Metamor Industry Solutions, Inc. during the last four months of 2001. Year-over-year, our average number of billable consultants decreased to 3,754 in 2001 from 4,413 in 2000. Custom Solutions average billable headcount decreased by 503 consultants (-13%) while Package Solutions decreased by 156 consultants (-24%). The decrease in average billable headcount resulted from our efforts to manage personnel consistent with the decrease in demand for our services.

In total, gross margin percentage decreased to 29.9% of revenues in 2001 from 31.4% of revenues in 2000. This decrease is due to declining gross margins on consulting services offset partially by improved gross margins on other revenues. Consulting services gross margins declined primarily due to a decrease in the utilization levels of our consultants as well as increased consultant costs. Custom Solutions gross margin on consulting services decreased 190 basis points in 2001 from the prior year. This decrease was due to a decline in utilization levels to 88.3% in 2001 from 91.1% in 2000. Package Solutions consulting gross margin increased 20 basis points in 2001 from the prior year. This increase was the result of an improvement in utilization to 66.0% in 2001 from 64.3% in 2000 partially offset by higher consultant costs. Our gross margin percentage on other revenues increased slightly to 28.6% in 2001 from 28.2% in 2000 due to decreased sales of lower margin computer hardware products partially offset by a decline in gross margin on product sales due to pricing pressures. Product sales accounted for 65% of other revenues in 2001 compared to 69% in 2000, with commission revenue accounting for the remainder.

Selling, general and administrative expenses ("SG&A") decreased to $152.0 million in 2001 from $157.1 million in 2000, while as a percentage of sales, SG&A increased to 27.2% in 2001 from 25.3% in 2000. This reflects the semi-fixed nature of SG&A as we were unable to reduce costs as quickly as the decline in revenues. In September 2001, we merged the operations of our subsidiary, Waterstone, Inc., into our Custom Solutions operations, suspending its brand and eliminating the related corporate overhead costs. Beginning in mid-2000, in connection with our planned spin-off of DigiTerra, we developed a corporate overhead structure for DigiTerra to prepare it to be an independent entity. After we ended our plans to spin-off DigiTerra, we reorganized DigiTerra's operations in the second half of 2001 and eliminated a large part of its corporate overhead costs. We had estimated that these cost savings initiatives would save us approximately $15 million annually. In 2001, we recorded $1.8 million of severance costs and $1.3 million of office closure costs that are included in SG&A. In connection with our reorganization of our DigiTerra and Waterstone subsidiaries, during the fourth quarter of 2001, we incurred severance costs related to certain executive management positions that were eliminated. In addition, during 2001, we incurred charges related to losses on excess office space that we had subleased to other parties. In 2000, we also recorded $1.3 million of severance costs resulting from involuntary terminations related to personnel realignment, $975,000 for an asset write-down, and $720,000 of professional fees resulting from our planned spin off of DigiTerra.

Income from operations before amortization and goodwill impairment (which is how we internally measure our segment operations) decreased to $14.8 million (2.7% of revenues) for 2001 from $37.9 million (6.1% of revenues) in 2000.

Amortization of intangible assets decreased to $12.2 million in 2001 from $14.0 million in 2000. This decrease was primarily due to the effects of the goodwill impairment charge recorded in the September 2000 quarter. During the quarter ended September 30, 2000, we recorded a goodwill impairment of $80.8 million to write-down the goodwill associated with certain acquisitions. This charge represents the amount required to write-down the goodwill to our best estimate of the future discounted cash flows of these operations.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit. Net interest expense increased as we borrowed under our line of credit to fund our acquisition of Metamor in October 2001. Other income decreased to $167,000 in 2001 from $381,000 in 2000, primarily due to reduced gains on sales of investments.

Tax expense was $1.2 million in 2001 as compared to $10.9 million for the year ended December 31, 2000. Tax expense was recorded for the year ended December 31, 2000, even though pre-tax loss was reported, because most of the goodwill impairment charge was not deductible for income tax purposes since the majority of the impaired goodwill related to non-taxable acquisitions. Our effective tax rate for the year ended December 31, 2001 was 41.1% compared to 50.8% (excluding the effects of the goodwill impairment charge) in 2000. The decrease in our effective tax rate in 2001, results from a $1.3 million federal and state tax benefit from adjusting our prior year's estimate tax liability to actual amounts upon completion of our tax returns.

Liquidity and Capital Resources

At December 31, 2002, we had $100.8 million of working capital and a current ratio of 2.6:1. Historically, we have used our operating cash flow plus the sale of stock and periodic borrowings under our line of credit to finance our operations and business combinations. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Years ended December 31,
In thousands	2002	2001	2000

Net cash provided by (used in):
Operating activities	$47,620	$26,354	$36,450
Investing activities	(48,422)	(49,760)	(11,212)
Financing activities	5,686	13,758	(8,875)
Effect of foreign exchange rates on cash	646	(176)	(28)

Net increase (decrease) in cash and equivalents	$5,530	$(9,824)	$16,335

Cash provided by operations improved in 2002 compared to 2001 primarily due to improved results of operations, improved collections of receivables and a larger year-end payroll accrual due to the timing of our normal bi-weekly payroll cycle.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment. Purchases of property and equipment have decreased because of the significant number of assets acquired through acquisitions as well as cost containment initiatives. For our two largest acquisitions, we used $40.2 million of net cash in 2002 for our acquisition of DCI and $37.7 million of net cash for our acquisition of Metamor in October 2001. Included in purchases of investments in 2002 was $2.9 million for shares of Ecsoft. We acquired the remaining 90% of ECsoft in January 2003. In 2001, we received $5.8 million for the sale of a building acquired through our acquisition of Aris.

Financing activities are primarily comprised of cash provided by sales of stock (to employees and investors), cash used for the purchase of treasury stock and borrowing/repayments under our line of credit. In 2002, we received net proceeds of $14.1 million from a sale of stock to investors that was used to fund part of the DCI acquisition consideration. In connection with our 2002 acquisition of DCI, we assumed $11.7 million of DCI debt, which we repaid, and we issued a $1.5 million note payable as part of the purchase consideration that was subsequently repaid in 2002. We borrowed on our line of credit to partially fund our acquisitions of DCI in 2002 and Metamor in 2001, and we reduced our line of credit with cash flow from operations and other items.

Total accounts receivable decreased to $132.5 million at December 31, 2002 from $135.3 million at December 31, 2001, even though revenue increased. This decrease is primarily due to our increased collection efforts. Total accounts receivable days sales outstanding ("DSO") improved to 76 days at December 31, 2002 as compared to 82 days at December 31, 2001. Changes in accounts receivable have a significant effect on our cash flows. Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), and our level of collection efforts. Many individual reasons are outside of our control. As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

Accrued compensation and related liabilities increased to $30.4 million as of December 31, 2002 from $25.1 million at December 31, 2001. This increase is due to a combination of the increase in our year-end headcount to approximately 5,400 in 2002 from 4,900 in 2001 and the timing of our normal bi-weekly U.S. payroll cycle. At December 31, 2002, there were twelve days of payroll accrued compared to eleven days at December 31, 2001.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made. The largest of such items, relate to vendor payments for IT hardware and software products that we resell and payments to services related contractors.

In 2002, we continued the repurchase of our common stock under our share repurchase programs. At December 31, 2002, we had authorization for the repurchase of 235,000 shares. On February 18, 2003, our Board of Directors authorized an additional 1,000,000 shares for repurchase. We may continue to use cash to repurchase our common stock.

We have a reducing revolving line of credit agreement with Wells Fargo Bank, N.A. that expires September 30, 2004. In connection with acquisitions, the line of credit was amended in May 2002 and again in December 2002 to increase our maximum allowable borrowings. At December 31, 2002, our borrowings were $21.9 million while the maximum amount available to be borrowed is $75 million. The maximum available borrowing under the line of credit automatically reduces to $50 million on April 30, 2003 and further reduces to $47.5 million on September 30, 2003 and continues to reduce by $2.5 million on the last day of each subsequent calendar quarter. Borrowings bear interest based on the bank's prime rate and ranges from prime less 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. On January 1, 2003, the bank's prime rate was 4.25% and our borrowing rate was 3.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum coverage ratio. The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.

Effective January 23, 2003, we completed our acquisition of ECsoft Group plc. Prior to the acquisition, ECsoft's shares were publicly traded on the London Stock Exchange. We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by us, for cash consideration of 305 pence (approximately $4.94) per share or approximately $49.5 million in the aggregate. In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3.2 million bringing our total cost for all of ECsoft's shares to approximately $52.7 million, excluding transaction-related costs. We borrowed under our line of credit to finance the acquisition of ECsoft. We plan to use part of ECsoft's expected cash balance of approximately $44 million to reduce our borrowings. ECsoft, which is incorporated under the laws of England and Wales, has approximately 525 employees and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to CIBER.

In connection with our acquisition of DCI on April 30, 2002, DCI's majority shareholder ("the Shareholder") entered into an agreement to not sell a significant portion of the CIBER common stock received for a period of up to 90 days (the "Lockup Agreement.") As an inducement for the Shareholder to enter into the Lockup Agreement, CIBER granted the Shareholder an option that under certain circumstances, the Shareholder can require CIBER to repurchase up to 805,000 shares of CIBER common stock in November 2002 at $7.25 per share. In November 2002, we entered into an amended agreement with the Shareholder to extend the option exercise period to May 2003. At December 31, 2002, the total cash redemption amount of $5.8 million has been transferred from shareholders' equity to temporary equity and is reflected on the line item "contingent redemption value of put option" on the balance sheet. The actual acquisition of any such shares would be accounted for as treasury stock.

Our reserve for accrued lease costs increased to $9.6 million at December 31, 2002 from $3.0 million at December 2001. This results from office locations that are vacant or that we have subleased at a loss. We have recorded expense of approximately $1.3 million in both 2002 and 2001 related to closure of certain offices. Primarily as a result of our acquisitions of Aris, Metamor and DCI, we have assumed lease obligations for a number of facilities that are vacant. The current market for office space in many of these areas has continued to be unfavorable. While we have been successful in subleasing some of these vacant facilities to minimize our liability, in many cases we have accrued 100% of the remaining liability, as sublease income is doubtful. If, ultimately, any excess lease reserves related to leases acquired in business combinations is determined to exist, such amount will be recorded as a reduction of goodwill. As we continuously evaluate our office facility needs compared to our level of operations, we may incur future charges related to office consolidation.

The following table summarizes our contractual obligations at December 31, 2002:

	Payments due by period

In thousands	Total	Less than 1 year	1 - 3 years	4 & 5 years	More than 5 years

Long-term line of credit	$21,864	-	$21,864	-	-
Operating leases (1)	48,433	$17,768	20,098	$7,375	$3,192
Purchase obligations (2)	9,970	8,021	1,919	30	-

Total	$80,267	$25,789	$43,881	$7,405	$3,192

(1)
Includes operating leases for all office locations and office equipment.
(2)
Includes the $5.8 million stock repurchase option in May 2003 with DCI, discussed above.

Seasonality

We experience a moderate amount of seasonality. Typically our billable hours, which directly affect our revenues and profitability, are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time taken by our employees and our clients. As a result, our operating income as a percentage of revenues is generally the lowest in the fourth quarter of each calendar year.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, we evaluate our estimates including those related to revenue earned but not yet billed, costs to complete fixed-price projects, the collectibility of accounts receivable, the valuation of goodwill, certain accrued liabilities and other reserves, income taxes, and others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates. We believe the following accounting policies and estimates are most critical to our consolidated financial statements.

Revenue recognition and fixed-price contracts - We recognize revenues as we perform services for our clients. We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Under our typical time and materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly. At the end of each accounting period we estimate and accrue revenue for services performed since the last billing cycle. These unbilled amounts are actually billed the following month and any differences compared to estimates are accounted for. The most common reason for differences between our accruals and actual bills relate to hour adjustments as time sheets are approved, late time sheets received, and rate changes. For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Each contract has different terms, scope, deliverables and engagement complexities that require significant judgment. The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known. Our ability to accurately predict personnel requirements and other costs, as well as to effectively manage a project or achieve a certain level of performance can have a significant impact on the gross-margins related to our engagements. Also, with fixed-price contracts, we are subject to the risk of cost overruns. Losses, if any, on fixed-price contracts are recognized when the loss is determined.

Collectibility of accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables. Our allowance for bad debts is based upon specific identification of likely and probable losses. We review our accounts receivable and reassess our estimates of collectibility each month. If our clients' financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

Acquisition accounting - In connection with acquisitions, we estimate the fair value of assets acquired and liabilities assumed. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and legal and other reserves require a high degree of management judgment.

Valuation of goodwill - We have recorded a significant amount of goodwill resulting from acquisitions. Effective January 1, 2002, goodwill is no longer amortized but is subject to annual impairment testing. The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated. The estimate of fair value requires significant judgment. Any loss resulting from an impairment test would be reflected in operating income in our statement of operations.

Valuation of other intangible assets - In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business. Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships. Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates. In certain situations, where deemed necessary, we may use third parties to assist us with such valuations. In addition, these intangible assets are to be amortized over the best estimate of their useful life.

Accrued compensation and other liabilities - Employee compensation costs are our largest expense category. We have a number of different variable compensation programs, which are highly dependent on estimates and judgments, particularly at interim reporting dates. Some programs are discretionary while others have quantifiable performance metrics. Certain programs are annual, while others are quarterly or monthly. Often actual compensation amounts cannot be determined until after our results are reported. We believe we make reasonable estimates and judgments using all significant information available. We also estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs. Our accrual for health costs is based on historical experience and actual amounts may vary. In addition, with respect to our potential exposure to losses from litigation, claims and other assessments, we record a liability when such amounts are believed to be probable and can be estimated.

Income taxes - To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, income tax expense at interim reporting dates requires us to estimate our expected effective tax rate for the entire year. This involves estimating our actual current tax liability together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates. We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we subsequently determine that we will realize more or less of our net deferred tax assets in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made. Circumstances that could cause our estimates of income tax expense to change include: the impact of information that subsequently becomes available as we prepare our tax returns; revision to tax positions taken as a result of further analysis and consultation; the actual level of pre-tax income; changes in tax rules, regulations and rates; and changes mandated as a result of audits by taxing authorities.

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which supersedes Emerging Task Force Issue No. 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and we do not expect that the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY
AFFECT FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK

Included in this Report and elsewhere from time to time in other written and oral statements, are "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Words, such as "anticipates," "believes," "could," "expects," "estimate," "intend," "may," "opportunity," "plans," "potential," "projects," "should," and "will" and similar expressions are intended to identify forward-looking statements. Forward-looking statements give our expectations about the future and are based upon our current expectations, estimates and projections. These statements are only predictions and as such are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. As a result, the statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. And could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

The continuation of current economic downturn, and future economic downturns, may cause our revenues to decline.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by regional and global economic conditions. As a result of the current difficult economic environment, some clients have cancelled, reduced or deferred expenditures for information technology products and services. Future deterioration of economic conditions could adversely affect our revenues.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

Our profit margin, and therefore our profitability, is largely a function of the rates we charge for our services and the utilization rate or chargeability, of our consultants. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our consultants, we will not be able to sustain our profit margin and our profitability will suffer. The rates we charge for our services are affected by a number of factors, including:

  •
  our clients' perception of our ability to add value through our services;
  •
  competition;
  •
  introduction of new services or products by us or our competitors;
  •
  pricing policies of our competitors; and
  •
  general economic conditions.

Our utilization rates are also affected by a number of factors, including:

  •
  seasonal trends, primarily as a result of holidays and vacations;
  •
  our ability to transition employees from completed assignments to new engagements;
  •
  our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and
  •
  our ability to manage employee turnover.

We have implemented cost-management programs to manage our costs, including personnel costs, support and other overhead costs. Some of our costs, like office rents, are fixed in the short term, which limits our ability to reduce costs in periods of declining revenues. Our current and future cost-management initiatives may not be sufficient to maintain our margins as our level of revenue varies.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology.

Our market is characterized by rapidly changing technologies, such as the evolution of the Internet, frequent new product and service introductions and evolving industry standards. Our success depends, in part, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

If our clients are not satisfied with our services, our ability to compete for future work and our financial condition may be adversely affected.

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts which are designed to limit our exposure to legal claims relating to our services and the applications we develop may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we will be sued in the future. In addition, although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities. Moreover, as a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against our work may damage our reputation, which in turn, could impact our ability to compete for new work.

If we do not successfully integrate the businesses that we acquire, our results of operations could be adversely affected.

As an integral part of our business strategy, we intend to continue to expand by acquiring information technology businesses. We regularly evaluate potential business combinations and aggressively pursue attractive transactions. Since January 2000, we have completed 10 acquisitions. We may be unable to profitably manage businesses that we have acquired or that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations.

Acquisitions involve additional risks, including:

  •
  diversion of management's attention;
  •
  difficulty in integration of the acquired business;
  •
  loss of significant clients acquired;
  •
  loss of key management and technical personnel acquired;
  •
  assumption of unanticipated legal or other financial liabilities;
  •
  becoming significantly leveraged as a result of debt incurred to finance acquisitions;
  •
  unanticipated operating, accounting or management difficulties in connection with the acquired entities;
  •
  impairment charges for acquired intangible assets, including goodwill that decline in value; and

  •
  dilution to our earnings per share as a result of issuing shares of our stock to finance acquisitions.

Also, client dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. Further, the acquired businesses may not achieve the revenue and earnings we anticipated.

We will continue to evaluate from time to time, on a selective basis, other strategic acquisitions if we believe they will help us obtain well-trained, high-quality employees, new service offerings, additional industry expertise, a broader client base or an expanded geographic presence. There can be no assurance that we will be successful in identifying candidates or consummating acquisitions on terms that are acceptable or favorable to us. In addition, there can be no assurance that financing for acquisitions will be available on terms that are acceptable or favorable. We may issue shares of our common stock as part of the purchase price for some or all of these acquisitions. Future issuances of our common stock in connection with acquisitions also may dilute our earnings per share.

Financial and operational risks of international operations could adversely affect us.

We expect to continue to expand our international operations. Our foreign operations accounted for 4% of our 2002 revenues. With our January 2003 acquisition of ECsoft Group, we expect our international operations to be approximately 10% to 12% of our total revenues in 2003. We now have offices in eight foreign countries: Canada, Denmark, Germany, Hungary, the Netherlands, Norway, Sweden and the United Kingdom. International operations could cause us to be subject to unexpected, uncontrollable and changing economic and political conditions that could have an adverse effect on our business, results of operations and financial condition. The following factors, among others, present risks that could have an adverse effect on us:

  •
  the costs and difficulties relating to managing geographically diverse operations;
  •
  foreign currency exchange rate fluctuations;
  •
  differences in, and uncertainties arising from changes in, foreign business culture and practices;
  •
  restrictions on the movement of cash;
  •
  multiple, and possible overlapping or conflicting tax laws;
  •
  the costs of complying with a wide variety of national and local laws;
  •
  operating losses incurred in certain countries and the non-deductibility of those losses for tax purposes; and
  •
  differences in, and uncertainties arising from changes in legal, labor, political and economic conditions, as well as international trade regulations and restrictions, and tariffs.

We have certain significant client relationships and our contracts can be terminated by our clients with short notice.

Our five largest clients accounted for 30% of our revenues in 2002. The various agencies of the federal government represent our largest client, accounting for 12% of total revenues. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months, however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. In addition, under many contracts, clients may reduce their use of our services under such contract without penalty. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our business, financial condition and results of operations. When contracts are terminated, we lose the associated revenue and we may not be able to eliminate associated costs in a timely manner. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts. Among other things, the federal and state governments may terminate contacts, with short notice, for convenience and may cancel multi-year contracts if funds become unavailable.

We generate a significant portion of our revenue from projects to implement packaged software developed by others, including J.D. Edwards, Lawson, PeopleSoft, Oracle and SAP. Our future success in the packaged software implementation business depends on the continuing viability of these companies and their ability to maintain market leadership. We cannot assure you that we will be able to maintain a good relationship with these companies or that they will maintain their leadership positions in the software market.

If we do not accurately estimate the cost of a large engagement which is conducted on a fixed-price basis our revenue and profitably will be adversely affected.

We estimate that approximately 10% of our revenues are from engagements performed on a fixed-price basis. For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known. Losses, if any, on fixed-price contracts are recognized when the loss is determined. When proposing for and managing fixed-price engagements, we rely on our estimates of costs for completing the project. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to apply them to the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts including delays caused by factors outside of our control could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

Unfavorable government audits could require us to refund payments we have received, to forego anticipated revenue and could subject us to penalties and sanctions.

The government agencies we contract with generally have the authority to audit and review our contracts with them. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the audit agency determines that we have improperly received reimbursement, we would be required to refund any such amount. If a government audit uncovers improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any such unfavorable determination could adversely impact our ability to bid for new work.

The IT services industry is highly competitive, and we may not be able to compete effectively.

We operate in a highly competitive industry that includes a large number of participants. We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors' profit margins. In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets. As a result, we may be unable to continue to compete successfully with our existing or any new future competitors.

If we are unable to manage our growth, our profitability will be adversely affected.

Our profitability is also a function of our ability to control our costs and improve our efficiency. Growth places significant demands on our management as well as on our administrative, operational and financial resources. As we increase the number of our professionals and execute our strategy for growth, we may not be able to manage a significantly larger and /or more diverse workforce, control our costs or improve our efficiency.

Our future success depends on our ability to continue to retain and attract qualified employees.

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. Employee turnover is generally high in IT services industry. If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and or our customer service may degrade. Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

In addition, we believe that there are certain key employees within the organization, primarily in the senior management team, who are necessary for us to meet our objectives. Due to the competitive employment nature of our industry, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could adversely affect our continued growth. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in our stock price and result in further turnover of our employees.

Our debt may affect our business and may restrict our operating flexibility.

We have a $75 million reducing revolving line of credit with a bank that expires in September 2004. We have used borrowings under our line of credit for consideration related to our acquisitions of Metamor in 2001, DCI in 2002 and ECsoft in 2003. In the past, we have been successful in generating cash flow from operations to reduce our indebtedness. We had outstanding borrowings under our line of credit of $21.9 million at December 31, 2002. The level of our indebtedness could:

  •
  limit cash flow available for general corporate purposes, such as acquisitions, due to the ongoing cash flow requirements for debt service;
  •
  limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital or acquisitions;
  •
  limit our flexibility in reacting to competitive and other changes in our industry and economic conditions generally;
  •
  expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and
  •
  expose us to risks inherent in interest rate fluctuations because of the variable interest rates, which could result in higher interest expense in the event of increases in interest rates.

Our ability to repay or to refinance our indebtedness will depend upon our future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness we may have. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be affected on satisfactory terms, if at all.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter and other factors that may result in increased volatility of our share price.

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The changes in the market price of our common stock may also be for reasons unrelated to our operating performance. Some other factors that may cause the market price of our common stock to fluctuate substantially, include:

  •
  the failure to be awarded a significant contract on which we have bid;
  •
  the termination by a client of a material contract;
  •
  announcement of new services by us or our competitors;
  •
  announcement of acquisitions or other significant transactions by us or our competitors;
  •
  changes in or failure to meet earnings estimates by securities analysts;
  •
  sales of common stock by CIBER or existing shareholders, or the perception that such sales may occur;
  •
  adverse judgments or settlements obligating us to pay liabilities;
  •
  changes in management;
  •
  general economic conditions and overall stock market volatility; and
  •
  changes in or the application of U.S. generally accepted accounting principles.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of CIBER or limit the price investors might be willing to pay for our stock.

Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such events would be beneficial to the interests of the stockholders. These provisions include adoption of a Preferred Stock Purchase Rights Agreement, commonly known as a "poison pill" that gives our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.

The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of CIBER, including transactions in which our stockholders might otherwise receive a premium over the then-current market for their shares of CIBER common stock.

Our Chairman of the Board owns sufficient shares of our common stock and can significantly affect the results of any shareholder vote.

Our Chairman of the Board of Directors and Founder, Bobby G. Stevenson, beneficially owns approximately 11% of our common stock. As a result, Mr. Stevenson has the ability to significantly influence the outcome of matters requiring a shareholder vote, including the election of the board of directors, amendments to our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. The interests of Mr. Stevenson may differ from the interests of our other shareholders, and Mr. Stevenson may be able to delay or prevent us from entering into transactions that would result in a change in control, including transactions in which our shareholders might otherwise receive a premium over the then-current market price for their shares.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates, interest rates and equity prices. We believe our exposure to market risks is immaterial. Our exposure to changes in foreign currency rates primarily relates to our net investment in our foreign subsidiaries and to working capital advances provided to certain foreign operations. During the year ended December 31, 2002, approximately 4% of our total revenue was attributable to foreign operations. CIBER does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. Our exposure to changes in interest rates arises primarily because our indebtedness under our bank line of credit has a variable interest rate. Our investments in marketable equity securities are subject to risk of changes in market prices.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Shareholders
CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the company changed its method of accounting for intangible assets in 2002 and for business combinations in 2001.

                                      KPMG LLP

Denver, Colorado
February 7, 2003

CIBER, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
In thousands, except per share data	2002	2001	2000
Consulting services	$582,864	$526,615	$586,481
Other revenues	25,454	32,260	35,053

Total revenues	608,318	558,875	621,534

Cost of consulting services	416,658	369,086	401,359
Cost of other revenues	17,326	23,043	25,171
Selling, general and administrative expenses	148,902	151,995	157,096
Amortization of intangible assets	910	12,155	14,032
Goodwill impairment	-	-	80,773

Operating income (loss)	24,522	2,596	(56,897)
Interest income	160	526	1,093
Interest expense	(1,357)	(432)	(436)
Other income, net	460	167	381

Income (loss) before income taxes	23,785	2,857	(55,859)
Income tax expense	9,607	1,173	10,916

Net income (loss)	$14,178	$1,684	$(66,775)

Earnings (loss) per share – basic	$0.22	$0.03	$(1.15)
Earnings (loss) per share – diluted	$0.22	$0.03	$(1.15)
Weighted average shares – basic	63,313	58,191	57,900
Weighted average shares – diluted	63,989	58,698	57,900

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
In thousands, except per share data	2002	2001

Assets
Current assets:
Cash and cash equivalents	$14,899	$9,369
Accounts receivable, net	132,513	135,334
Prepaid expenses and other current assets	7,753	9,598
Income taxes refundable	3,570	3,531
Deferred income taxes	5,034	2,933

Total current assets	163,769	160,765

Property and equipment, at cost	51,746	64,467
Less accumulated depreciation and amortization	(34,122)	(38,797)

Net property and equipment	17,624	25,670

Goodwill, net	234,673	166,619
Other intangible assets, net	3,194	2,805
Investment in ECsoft	5,043	-
Deferred income taxes	-	8,301
Other assets	2,838	4,591

Total assets	$427,141	$368,751

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,527	$17,706
Accrued compensation and related liabilities	30,360	25,108
Accrued lease costs – current portion	3,874	3,017
Other accrued expenses and liabilities	14,114	12,744
Income taxes payable	1,047	252

Total current liabilities	62,922	58,827
Bank line of credit	21,864	18,634
Accrued lease costs – long term	5,701	-
Deferred income taxes	3,292	-

Total liabilities	93,779	77,461

Contingent redemption value of put option	5,832	-

Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 60,967 shares issued	647	610
Additional paid-in capital	260,031	241,316
Retained earnings	67,831	54,385
Accumulated other comprehensive income (loss)	2,391	(1,701)
Treasury stock, 588 and 512 shares, at cost	(3,370)	(3,320)

Total shareholders' equity	327,530	291,290

Total liabilities and shareholders' equity	$427,141	$368,751

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Shareholders' Equity
In thousands	Shares	Amount
Balances at December 31, 1999	59,414	$594	$230,615	$139,312	$-	$(28,265)	$342,256

Net loss	-	-	-	(66,775)	-	-	(66,775)
Unrealized loss on investments, net of $353 tax	-	-	-	-	(529)	-	(529)
Foreign currency translation	-	-	-	-	(941)	-	(941)

Comprehensive loss							(68,245)
Employee stock purchases and options exercised	160	2	(313)	(2,439)	-	13,670	10,920
Gain on sale of stock by subsidiary	-	-	71	-	-	-	71
Tax benefit from exercise of stock options	-	-	389	-	-	-	389
Sales and settlement of put options	-	-	(444)	-	-	-	(444)
Contingent liability for put options	-	-	(775)	-	-	-	(775)
Stock compensation expense	5	-	189	-	-	-	189
Purchases of treasury stock	-	-	-	-	-	(14,119)	(14,119)

Balances at December 31, 2000	59,579	596	229,732	70,098	(1,470)	(28,714)	270,242

Net income	-	-	-	1,684	-	-	1,684
Unrealized gain on investments, net of $176 tax	-	-	-	-	370	-	370
Foreign currency translation	-	-	-	-	(601)	-	(601)

Comprehensive income							1,453
Acquisition consideration	1,386	14	9,393	(3,904)	-	16,197	21,700
Employee stock purchases and options exercised	1	-	(119)	(13,028)	-	20,074	6,927
Tax benefit from exercise of stock options	-	-	1,412	-	-	-	1,412
Contingent liability for put options	-	-	775	-	-	-	775
Stock compensation expense	1	-	123	(465)	-	1,090	748
Purchases of treasury stock	-	-	-	-	-	(11,967)	(11,967)

Balances at December 31, 2001	60,967	610	241,316	54,385	(1,701)	(3,320)	291,290

Net income	-	-	-	14,178	-	-	14,178
Unrealized gain on investments, net of $1,050 tax	-	-	-	-	1,511	-	1,511
Foreign currency translation	-	-	-	-	2,581	-	2,581

Comprehensive income							18,270
Acquisition consideration	1,105	11	8,685	-	-	-	8,696
Sale of stock to investors	2,459	25	14,070	-	-	-	14,095
Employee stock purchases and options exercised	172	1	1,267	(734)	-	5,183	5,717
Tax benefit from exercise of stock options	-	-	415	-	-	-	415
Stock compensation expense	2	-	110	2	-	34	146
Contingent liability for put options	-	-	(5,832)	-	-	-	(5,832)
Purchases of treasury stock	-	-	-	-	-	(5,267)	(5,267)

Balances at December 31, 2002	64,705	$647	$260,031	$67,831	$2,391	$(3,370)	$327,530

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2002	2001	2000

Operating activities:
Net income (loss)	$14,178	$1,684	$(66,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,684	9,441	9,190
Amortization of intangible assets	910	12,155	14,032
Deferred income taxes	7,009	(221)	(716)
Provision for doubtful receivables	3,520	4,912	5,019
Provision for office lease and closure costs	1,306	1,251	-
Goodwill impairment charge	-	-	80,773
Other, net	(9)	1,100	(782)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	16,849	19,441	5,862
Other current and long-term assets	2,121	(1,711)	(2,103)
Accounts payable	(7,400)	(4,391)	850
Accrued compensation and related liabilities	(427)	(6,910)	(7,045)
Accrued lease costs	(4,787)	(896)	-
Other accrued expenses and liabilities	(14)	(10,536)	3,710
Income taxes payable/refundable	3,680	1,035	(5,565)

Net cash provided by operating activities	47,620	26,354	36,450

Investing activities:
Acquisitions, net of cash acquired	(41,552)	(49,959)	(16,184)
Purchases of property and equipment, net	(2,879)	(5,962)	(8,474)
Purchases of investments	(4,393)	(885)	(463)
Sales of investments	1,652	1,218	2,001
Sale of building, net	-	5,828	-
Loans to officers	(1,493)	-	-
Repayment loans to officers	243	-	-
Repayment of advances to Agilera	-	-	9,908
Collection of note receivable	-	-	2,000

Net cash used in investing activities	(48,422)	(49,760)	(11,212)

Financing activities:
Employee stock purchases and options exercised	5,717	6,927	10,920
Sale of stock to investors	14,095	-	-
Borrowings on long term bank line of credit	337,044	79,910	-
Payments on long term bank line of credit	(333,814)	(61,276)	-
Net payments on short term bank line of credit	-	-	(5,355)
Purchases of treasury stock	(4,017)	(11,190)	(14,119)
Repayment of debt of acquired company	(11,739)	-	-
Repayment of acquisition note payable	(1,500)	-	-
Line of credit origination fees paid	(100)	(613)	-
Proceeds from sale of put options	-	-	692
Cash settlement of put options	-	-	(1,136)
Sale of stock by subsidiary	-	-	123

Net cash (used in) provided by financing activities	5,686	13,758	(8,875)

Effect of foreign exchange rate changes on cash	646	(176)	(28)
Net increase (decrease) in cash and cash equivalents	5,530	(9,824)	16,335
Cash and cash equivalents, beginning of period	9,369	19,193	2,858

Cash and cash equivalents, end of period	$14,899	$9,369	$19,193

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

(1)  Description of Operations

CIBER, Inc. and its subsidiaries provide information technology ("IT") system integration consulting and other IT services. We also resell certain third-party IT hardware and software products. Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (ERP) package environments, and across all technology platforms, operating systems and infrastructures. Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. We operate from branch offices across the United States, plus offices in Canada and Europe. Our foreign operations accounted for 4% of our total revenues in 2002.

(2)  Summary of Significant Accounting Policies

The following is a description of our more significant accounting policies. The accounting policies and estimates we believe are most critical to the Company's financial condition and operating results pertain to revenue recognition (including estimates of costs to complete engagements); valuation of accounts receivable; valuation of goodwill and other intangible assets; and estimates of effective tax rates.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(b) Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. These estimates and assumptions included, but are not limited to, estimates of revenue earned but not yet billed, costs to complete fixed-price projects, the collectibility of accounts receivable, the valuation of goodwill and other intangible assets, certain accrued liabilities and other reserves, income taxes, and others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents is considered to include bank demand and time deposits, money market funds, and other highly liquid investments with maturities of three months or less when purchased.

(d) Investments in Marketable Securities

Investments in marketable equity securities are classified as available-for-sale and are recorded at fair market value, which is determined based on quoted market prices. The net unrealized gain or loss, net of tax, is included in accumulated other comprehensive income in equity. Realized gains and losses and declines in market value determined to be other than temporary are included in other income. Realized gains and losses are based on average cost. Except for our investment in ECsoft Group plc, investments in marketable securities are included in prepaid expenses and other current assets. At December 31, 2002, we owned approximately 10% of ECsoft's outstanding stock, which was acquired in the open market. In January 2003, we acquired the remaining 90% ownership of ECsoft (see Note 20).

(e) Agilera Investment

In 2000, our wholly owned subsidiary, Agilera, Inc., sold convertible preferred stock to new investors. In connection with the preferred stock sale, Agilera paid us $9.9 million in repayment of our advances to Agilera as of December 31, 1999, reducing our historical cost basis in our remaining ownership in Agilera to zero. As our voting interest in Agilera was reduced to 41%, effective January 1, 2000, for financial reporting purposes, we no longer consolidate Agilera and we account for our investment in Agilera using the equity method of accounting. Under the equity method, since the basis of our investment in Agilera was zero and Agilera incurred losses, we did not record our proportionate share of Agilera's net losses. In January 2001, our voting interest in Agilera was reduced to less than 20%, and as a result, we subsequently account for our investment in Agilera at cost, which is zero. We have recorded revenue from sales to Agilera totaling $584; $3,952 and $5,986 in 2002, 2001 and 2000, respectively.

(f) Property and Equipment

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

(g) Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. Other intangible assets from business combinations consist of customer relationships and non-compete agreements and are amortized over periods of up to 5 years.

Effective July 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 specifies the criteria for recording intangible assets separate from goodwill. Under SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill is no longer amortized, but instead is reviewed annually for impairment. The non-amortization of goodwill became effective for business combinations after June 30, 2001. With respect to goodwill acquired prior to July 1, 2001, we have adopted SFAS 142 effective January 1, 2002. Other intangible assets with finite lives continue to be amortized over their estimated useful lives.

Goodwill is allocated to reporting units and tested for impairment at the reporting unit level. The goodwill impairment test has two steps. The first step, identifies potential impairment by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds it carrying amount, goodwill is not impaired. If the carrying value exceeds fair value, the second step calculates the impairment by comparing the implied fair value of goodwill with the carrying amount.

(h) Revenue Recognition

We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Revenues include reimbursable expenses separately billed to clients. For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known. Losses, if any, on fixed-price contracts are recognized when the loss is determined. Under certain national IT services contracts we are required by our client to act as a billing agent for other service providers to such client. We recognize the net fee under these arrangements as revenue.

Other revenues include resale of third-party IT hardware and software products as well as commissions on sales of IT products. Revenues related to the sale of computer products are recognized when the products are shipped or, if applicable, when installed. Where we are the remarketer of certain computer products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer. Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms. Under our typical time and materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly. At the end of each accounting period we accrued revenue for services performed since the last billing cycle. These unbilled amounts are actually billed the following month. Costs and estimated earnings in excess of billings arise when percentage of completion accounting is used. Such amounts are billed at specific dates or at contract completion.

(i) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to operating loss carryforwards. Deferred tax amounts are based on enacted tax rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. Deferred tax assets and liabilities are classified as current and non-current amounts based on the financial statement classification of the related asset and liability. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. Interim-period tax expense is recorded based upon our best estimate of the effective tax rate expected to be applicable for the full fiscal year.

(j) Stock-based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)". We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock (or the estimated fair value of subsidiary stock) at the grant date over the amount the employee must pay for the stock. We generally grant stock options at fair value at the date of grant.

For all our stock-based plans, we have recorded compensation expenses of $146, $748 and $189 in 2002, 2001 and 2000, respectively. No compensation expense has been recorded for stock options. The following table illustrates the effect on net income (loss) and earnings (loss) per share had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123.

		Years ended December 31,
		2002	2001	2000

Net income (loss) as reported		$14,178	$1,684	$(66,775)
Stock based compensation expense determined under fair value based method, net of related tax effects		(6,430)	(6,247)	(14,520)

Pro forma net income (loss)		$7,748	$(4,563)	$(81,295)

Earnings (loss) per share – basic:	As reported	$0.22	$.03	$(1.15)
	Pro forma	$0.12	$(.08)	$(1.40)
Earnings (loss) per share – diluted:	As reported	$0.22	$.03	$(1.15)
	Pro forma	$0.12	$(.08)	$(1.40)

The effect of applying SFAS 123 in this pro forma disclosure may not be indicative of the effect on pro forma net income for future years because variables such as the number of options granted, exercises and stock price volatility included in these disclosures may not be indicative of future activity.

The weighted average fair values of CIBER, Inc. options granted in 2002, 2001 and 2000 were $4.20; $3.64 and $6.41, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2002	2001	2000

Expected life	5 years	5 years	5 years
Risk free interest rate	3.75%	4.50%	6.00%
Expected volatility	80%	75%	80%
Dividend yield	0%	0%	0%

(k) Comprehensive income (loss)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders' equity. Comprehensive income (loss) includes net income (loss) plus changes in the net unrealized gain/loss on investments, net of taxes and changes in cumulative foreign currency translation adjustment.

(l) Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the balance sheet. Foreign currency transaction gains and losses are included in the results of operations as incurred. Foreign currency gains and losses on short-term loans with our foreign subsidiaries are also included in the results of operations as incurred. We recorded a net foreign currency gain of $795 in 2002 while such amounts were insignificant in previous years.

(m) Fair Value of Financial Instruments

The fair value of our financial instruments approximates our carrying amounts due to the relatively short periods to maturity of the instruments and/or variable interest rates of the instruments, which approximate current market rates.

(n) Related party transaction

In 2002, we loaned $1,493 to our President pursuant to an unsecured, non-interest bearing, Revolving Promissory Note. In December 2002, this note was repaid in full with cash of $243 and 200,000 shares of CIBER common sock valued at $1,250.

(o) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Certain costs previously reported as selling, general and administrative expenses are now reported as costs of other revenues. We have reclassified $3,051 and $2995, in 2001 and 2000, respectively, which were previously reported as other charges, to selling general and administrative expenses. In addition, in 2002 we determined that $2,480 of other intangible assets resulting from our 2001 acquisitions of Metamor, ARIS and Century require recognition apart from goodwill and we have reclassified this amount as of December 31, 2001.

(3)  Goodwill Impairment

During the quarter ended September 30, 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions. These acquisitions included: Business Impact Systems, Inc. ("BIS"), Integration Software Consultants, Inc. ("ISC"), York & Associates, Inc., Interactive Papyrus, Inc. and Paragon Solutions, Inc. Of the total goodwill impairment charge, $58.6 million related to the Custom Solutions segment and $22.2 million related to our Package Solutions segment. These businesses were acquired in 1999 at a time when the value of IT services companies was much higher than at the time of the impairment charge. In addition, approximately 88% of the goodwill impairment charge related to businesses acquired for consideration paid 100% in our stock. Stock consideration typically involves a premium over cash consideration. These acquired operations experienced a decrease in the demand for their services as post Year 2000 IT spending of many companies decreased. In addition, in the spring of 2000, the IT services requirements of dot.com companies decreased significantly. This has led to greater competition within the IT services industry for the remaining business, and as a result, revenues, cash flows and expected future growth rates of these operations had decreased. Due to the significance of the changes in business and market conditions, we performed an evaluation of the recoverability of the goodwill related to these operations. Because the estimated future undiscounted cash flows of these operations were less than the carrying value of the related goodwill, an impairment charge was required. The impairment charge represents the amount required to write-down this goodwill to our best estimate of these operations' future discounted cash flows.

(4)  Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

Acquisition – 2002

Decision Consultants, Inc. ("DCI") – On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. ("DCI"). The results of DCI's operations have been included in our consolidated financial statements since that date. DCI, headquartered in Southfield, Michigan, provided information technology consulting services similar to our Custom Solutions division. The majority of DCI's revenues were from clients that were already CIBER clients and most of DCI's operations were in locations already served by CIBER. As a result, the primary asset acquired was the workforce that was in place, which is accounted for as part of goodwill. Like CIBER, DCI's consultants comprised an experienced technical workforce that we believe will help maintain and obtain business at both current and new clients. DCI also added depth to our executive and operation's management team. The acquisition allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenues. Also significant were the cost savings to be realized by combining redundant corporate back office functions. DCI added significantly to CIBER's existing consultant base at IBM, Ford and Verizon, among others. In addition, the acquisition gave us opportunities at some new strategic clients, however, such clients did not constitute a significant percentage of DCI's revenues.

The purchase consideration consisted of $40.4 million in cash (including transaction costs), 1,104,973 shares of CIBER common stock valued at $8.7 million and a $1.5 million unsecured promissory note. The value of the CIBER shares issued was based on the average closing price of the CIBER stock over the two-day period before and after, April 8, 2002, the date the acquisition was announced. The $1.5 million promissory note payable to DCI was paid in full in July 2002.

The components of the DCI purchase price allocation are as follows:

Cash consideration	$39,880
Note payable	1,500
Stock consideration	8,696
Transaction costs	472
Severance and other exit costs	7,409

Total	$57,957

Allocation of purchase price:
Net liability value acquired	$(1,815)
Other intangible assets	1,298
Goodwill	58,474

Total	$57,957

The accrued exit costs are accounted for as additional costs of the acquisition and reflect our best estimates. Actual amounts may vary. Any excess reserve will reduce goodwill. All DCI goodwill has been assigned to our Custom Solutions segment. Substantially all of the DCI goodwill is expected to be deductible for income tax purposes. We recorded an accrued liability of $1,821 for severance of DCI personnel, all of which was paid in 2002. We recorded an accrued lease liability for DCI office lease exit costs of $4,753 for office locations that we will not use.

Information regarding accrued lease costs is included in Note 10. We also recorded an accrued liability of $835 for other exit costs, primarily office closure costs, of which $484 has been paid in 2002 resulting in a balance of $351 at December 31, 2002. As part of the DCI purchase allocation, we have assigned $1,298 to other intangible assets for the estimated fair value of customer relationships. Such amount was determined based on a cost-savings approach projected over estimated customer commitments at the time of the acquisition. The Financial Accounting Standards Board has issued additional guidance with respect to the recognition of customer relationship intangible assets acquired in business combination occurring after October 25, 2002. We will apply this guidance to our future acquisitions.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of DCI at the date of acquisition:

Cash	$179
Accounts receivable	16,396
Property and equipment	524
Other assets	191

Total assets acquired	17,290

Notes payable	(11,739)
Accounts payable	(2,860)
Accrued compensation	(3,786)
Other liabilities	(720)

Total liabilities assumed	(19,105)

Net liabilities	$(1,815)

The following unaudited pro forma financial information presents combined results of CIBER and DCI as if the acquisition had occurred as of the beginning of the year presented, after including the impact of certain adjustments such as amortization of intangibles, interest expense and income taxes. The pro forma results are not necessarily indicative of either the results that would have occurred had CIBER and DCI constituted a single entity during such periods or of future results.

	Pro Forma Combined Years Ended December 31,
	2002	2001

Total revenues	$640,025	$675,865
Net income	14,032	755
Income per share – basic and diluted	$0.22	$0.01

Acquisitions – 2001

In 2001, we completed the acquisitions of Metamor, Aris and Century as noted below. In 2002, we finalized the purchase accounting adjustments related to these acquisitions, which adjustments are reflected in the information below. Any increase or decrease in assets or liabilities was adjusted to goodwill. Additional information regarding accrued lease costs is included in Note 10. If any excess accrued lease liability is subsequently determined to exist, such amount will reduce goodwill.

Metamor Industry Solutions, Inc. ("Metamor") – On October 15, 2001, CIBER, Inc. acquired Metamor Industry Solutions, Inc. and its subsidiary, Metamor Government Solutions, Inc. CIBER acquired all of the outstanding stock of Metamor Industry Solutions, Inc. from PSINet Consulting Solutions Holdings, Inc., a subsidiary of PSINet, Inc., for cash consideration of $36.6 million. We have recorded goodwill of $29.8 million, all of which is expected to be deductible for tax purposes. We recorded reserves of $3,458 for estimated office lease exit costs as additional costs of the acquisition. Metamor, based in Chicago, IL, provided IT consulting services similar to CIBER, including custom software development and IT staffing, primarily to governmental entities. Our primary reason for acquiring Metamor was to expand our services to federal, state and local governments.

Aris Corporation ("Aris") – On September 18, 2001, we acquired the business and properties of Aris as the result of Aris' merger with and into CIBER. The consideration for the Aris stock consisted of $14.9 million in cash and 2,222,092 shares of CIBER common stock valued at $12.7 million. The value of the CIBER shares issued was based on the average closing price of CIBER stock over the two-day period before and after the revised terms of the acquisition were agreed to. We issued CIBER replacement stock options and warrants valued at $1.4 million. We have recorded $7.7 million of goodwill, all of which is not deductible for tax purposes. We recorded liabilities for severance and office/lease closure costs as additional costs of the acquisition. We recorded an accrued liability of $2,529 for severance of ARIS employees, of which $1,953 was paid in 2001 and $576 was paid in 2002. We recorded an accrued lease liability for ARIS office lease exit costs of $5,022. We also recorded an accrued liability of $476 for other exit costs, primarily office closure costs, of which $153 was paid in 2001 and $323 was paid in 2002. Aris, headquartered in Bellevue, WA, provided IT consulting services similar to CIBER, including enterprise systems implementation and front-end web development. Our primary reason for acquiring Aris was to expand our presence in Microsoft and Oracle technologies as well as to add to our geographic presence in Seattle and New Jersey and add a location in the United Kingdom.

Century Computer Consultants, Inc. ("Century") – On August 31, 2001, we acquired Century for an aggregate purchase price of approximately $10.4 million, consisting of $2.9 million in cash and 1,134,644 shares of CIBER common stock valued at $7.5 million. The value of the CIBER shares issued was based on the closing stock price on August 30, 2001. We have recorded $6.5 million of goodwill, all of which is not deductible for tax purposes. Century, based in Overland Park, Kansas, provided IT services similar to CIBER. Our primary reasons for acquiring Century were to strengthen strategic client relationships in Kansas City and in the wireless industry, add leadership to our existing Kansas City operations and realize the cost efficiencies associated with the combined operation.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Metamor, Aris and Century on the respective acquisition date:

	Metamor	Aris	Century

Cash	$1,061	$12,680	$1,609
Accounts receivable	21,047	8,984	2,081
Equipment and furniture	1,315	1,441	67
Building	-	5,828	-
Deferred taxes	-	6,009	79
Other assets	316	3,728	75

Total assets acquired	23,739	38,670	3,911
Accounts payable and accrued liabilities	14,344	8,697	145

Net assets acquired	$9,395	$29,973	$3,766

The components of the purchase price allocation for Metamor, Aris and Century are as follows:

	Metamor	Aris	Century

Cash consideration	$36,598	$14,915	$2,850
Stock consideration	-	12,733	7,500
Stock options and warrants	-	1,446	-
Transaction costs	1,141	936	33
Severance and other exit costs	3,458	8,027	-

Total	$41,197	$38,057	$10,383

Allocation of purchase price:
Net asset value acquired	$9,395	$29,973	$3,766
Other intangible assets	2,027	364	89
Goodwill	29,775	7,720	6,528

Total	$41,197	$38,057	$10,383

Other acquisitions – In 2001, we also acquired three other businesses for cash consideration of $4.8 million, for which we recorded goodwill of $4.3 million.

Acquisition – 2000

In 2000, we paid $2.5 million for an acquisition that resulted in $2.5 million of goodwill.

(5)  Earnings (Loss) Per Share

The computation of earnings (loss) per share – basic and diluted is as follows (shares in thousands):

	Years ended December 31,
	2002	2001	2000

Numerator:
Net income (loss)	$14,178	$1,684	$(66,775)

Denominator:
Basic weighted average shares outstanding	63,313	58,191	57,900
Dilutive effect of employee stock options	614	507	-
Dilutive effect of put option	62	-	-

Diluted weighted average shares outstanding	63,989	58,698	57,900

Earnings (loss) per share – basic	$0.22	$0.03	$(1.15)
Earnings (loss) per share – diluted	$0.22	$0.03	$(1.15)

Potentially dilutive securities are excluded from the computation of earnings per share in periods in which they have an antidilutive effect. Thus, earnings (loss) per share – diluted is the same as earnings (loss) per share – basic in any period if a net loss is reported. The dilutive common equivalent shares for the year ended December 31, 2000 would have been 876,000, had we reported net income. The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 3,518,000; 3,361,000 and 4,175,000 for 2002, 2001 and 2000, respectively.

(6)  Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2002	2001

Billed accounts receivable	$95,462	$113,516
Unbilled – scheduled billings	31,629	20,392
Costs and estimated earnings in excess of billings	6,338	6,137

	133,429	140,045
Less allowance for doubtful accounts	(916)	(4,711)

	$132,513	$135,334

The activity in the allowance for doubtful accounts consist of the following:

		Additions
	Balance at beginning of period	Charge to cost and expense	Other (1)	Deductions (Write-offs)	Balance at end of period
Year ended December 31, 2002	$4,711	3,520	-	(7,315)	$916
Year ended December 31, 2001	$2,063	4,912	3,707	(5,971)	$4,711
Year ended December 31, 2000	$2,643	5,019	6	(5,605)	$2,063

(1) Represents additions due to acquisitions

(7)  Investments

Summary information about our investments in marketable equity securities is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount & Fair Value

December 31, 2002
ECsoft	$2,851	$2,192	-	$5,043
Other	426	10	$(19)	417

	$3,277	$2,202	$(19)	$5,460

December 31, 2001	$1,177	$111	$(446)	$842

At December 31, 2002, we owned approximately 10% of ECsoft Group plc that we had acquired in the open market. In January 2003, we acquired 100% ownership of ECsoft (see Note 20). In 2003, when we account for the acquisition of ECsoft, the total ECsoft purchase price will include the shares held at December 31, 2002 based on cost. The unrealized gain on ECsoft shares at December 31, 2002, which is recorded as part of accumulated other comprehensive income (loss), will be reversed in 2003.

Gains and losses from the sale of investments in marketable equity securities are as follows:

	Years ended December 31,
	2002	2001	2000

Gross realized gains	$199	$141	$564
Gross realized losses	$(24)	$(139)	$(60)

In 2002, we also recorded losses of $800 to write down the value of certain marketable securities whose decline in value was deemed other than temporary.

In 2000, we purchased, from individual investors, 134,400 shares of Merrill Lynch & Co., Inc. Structured Yield Product Exchangeable for Stock ("STRYPES"), payable with shares of common stock of CIBER, Inc. Upon maturity of the STRYPES on February 1, 2001, we received 285,044 shares of our common stock plus interest. We recorded these CIBER shares received as treasury stock at December 31, 2000, at our cost of $1,534, net of interest received. The CIBER common stock delivered by Merrill Lynch in settlement of the STRYPES was purchased by Merrill Lynch from a trust controlled by Bobby G. Stevenson, our Chairman, pursuant to a forward purchase contract entered into in January 1998.

(8)  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2001

Computer equipment and software	$35,482	$44,012
Furniture and fixtures	11,758	13,848
Leasehold improvements	4,506	6,607

	51,746	64,467
Less accumulated depreciation	(34,122)	(38,797)

Property and equipment, net	$17,624	$25,670

In October 2001, we completed the sale of the building that we acquired in connection with our Aris acquisition in September 2001, resulting in net cash proceeds of $5,828.

(9) Goodwill and Other Intangible Assets

Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized. The following table presents net income (loss) and earnings (loss) per share for the periods presented, adjusted to exclude the affects of goodwill amortization.

	Years ended December 31,
	2002	2001	2000

Net income (loss)	$14,178	$1,684	$(66,775)
Add back: goodwill amortization, net of tax	-	8,226	9,904

Adjusted net income (loss)	$14,178	$9,910	$(56,871)

Basic and Diluted earnings (loss) per share:
Net income (loss)	$0.22	$0.03	$(1.15)
Goodwill amortization, net of tax	-	0.14	0.17

Adjusted net income (loss)	$0.22	$0.17	$(0.98)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Custom Solutions Segment	Package Solutions Segment	Total

Balance at January 1, 2002	$126,131	$40,488	$166,619
Acquisition of DCI	58,474	-	58,474
Other acquisition	75	-	75
Additional consideration on prior acquisitions	279	25	304
Goodwill adjustments on prior acquisitions:
Additional lease cost accrual	3,926	1,260	5,186
Additional severance and other exit costs	775	249	1,024
Tax benefit realized of foreign NOL	(304)	(97)	(401)
Other adjustments of assets and liabilities to fair value, net	963	155	1,118
Effect of foreign exchange rate changes	2,213	61	2,274

Balance at December 31, 2002	$192,532	$42,141	$234,673

In 2002 we determined that $2,480 of other intangible assets resulting from our 2001 acquisitions of Metamor, ARIS and Century require recognition apart from goodwill and we have reclassified this amount as of December 31, 2001. Also, in 2002 as we finalized the purchase accounting related to our acquisitions of Metamor and Aris we adjusted our estimates of liabilities for office leases, severance and other office closure costs and the value of certain acquired assets and liabilities.

Amortized other intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization
December 31, 2001
Noncompete agreements	$3,076	$(2,751)
Customer relationships	2,480	-

	$5,556	$(2,751)

December 31, 2002
Noncompete agreements	$251	$(163)
Customer relationships	3,778	(672)

	$4,029	$(835)

Aggregate amortization expense
Year ended December 31, 2002		$910
Estimated Amortization expense
Year ended December 31, 2003		$1,796
Year ended December 31, 2004		$508
Year ended December 31, 2005		$496
Year ended December 31, 2006		$394

(10) Office Leases

We have noncancelable operating leases for our office space. We also have certain office locations that we have subleased to other parties. Net rent expense for operating leases totaled $14,300; $14,006 and $12,106 in 2002, 2001 and 2000 respectively. Net rent expense includes accrued lease losses of $1,306 and $619 in 2002 and 2001, respectively.

Future minimum lease payments and sublease receipts as of December 31, 2002 are:

	Rental Payments	Sublease Receipts

2003	$17,313	$2,708
2004	12,130	1,726
2005	7,476	1,076
2006	4,148	452
2007	2,958	311
Thereafter	3,177	185

Total minimum lease payments	$47,202	$6,458

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss and a reserve for other costs of closing certain offices. The activity in these reserves consists of the following:

	Lease Costs Reserve	Office Closure Costs Reserve

Balance at January 1, 2001	$-	$-
Charge to cost and expense	619	632
Additions due to acquisitions	3,294	399
Cash payments	(896)	(149)
Foreign currency translation	-	(4)

Balance at December 31, 2001	$3,017	$878

Charge to cost and expense	1,306	-
Additions due to DCI acquisition	4,753	835
Adjustments to prior year acquisitions	5,186	77
Cash payments	(4,787)	(1,439)
Foreign currency translation	100	-

Balance at December 31, 2002	$9,575	$351

(11) Bank Line of Credit and Financing Agreement

Bank Line of Credit – We have a reducing revolving line of credit agreement with Wells Fargo Bank, N.A. that expires September 30, 2004. In connection with acquisitions, the line of credit was amended in May 2002 and again in December 2002 to increase our maximum allowable borrowings. At December 31, 2002, the maximum amount available for borrowing was $75 million. The maximum available borrowing under the line of credit automatically reduces to $50 million on April 30, 2003 and further reduces to $47.5 million on September 30, 2003 and continues to reduce by $2.5 million on the last day of each subsequent calendar quarter. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, and changes accordingly at the beginning of each quarter. On January 1, 2003, the bank's prime rate was 4.25% and our rate on borrowing was 3.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum coverage ratio. The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.

Wholesale Financing Agreement – In connection with our operation as an authorized remarketer of certain computer hardware and other products, we have an Agreement for Wholesale Financing with IBM Credit Corporation. Outstanding amounts under this agreement, which totaled $5,379 and $5,310 at December 31, 2002 and 2001, respectively, are included in accounts payable. Our payment of individual amounts financed is due within normal trade credit payment terms, generally 45 days, and are without interest. Outstanding amounts under the Wholesale Financing Agreement are secured by substantially all of our assets.

(12) Income Taxes

Income tax expense (benefit) consists of the following:

	Years ended December 31,
	2002	2001	2000

Current:
Federal	$1,042	$577	$8,211
State and local	250	139	2,157
Foreign	1,306	678	1,264

	2,598	1,394	11,632

Deferred:
Federal	5,652	(230)	(582)
State and local	1,357	9	(113)
Foreign	-	-	(21)

	7,009	(221)	(716)

Income tax expense	$9,607	$1,173	$10,916

U.S. and foreign income (loss) before income taxes are as follows:

	Years ended December 31,
	2002	2001	2000

United States	$20,475	$345	$(58,974)
Foreign	3,310	2,512	3,115

	$23,785	$2,857	$(55,859)

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Years ended December 31,
	2002	2001	2000

Income tax expense (benefit) at the federal statutory rate of 35%	$8,325	$1,000	$(19,551)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,044	96	1,329
Nondeductible goodwill amortization	-	876	1,490
Nondeductible goodwill impairment	-	-	26,752
Nondeductible other costs	796	641	903
Adjustment to prior year's estimated tax liability	(395)	(1,251)	-
Other	(163)	(189)	(7)

Income tax expense	$9,607	$1,173	$10,916

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2002	2001

Deferred tax assets:
Intangible assets	$-	$5,101
Accrued expenses	6,131	2,783
Accounts receivable	253	821
Net operating losses	2,255	5,235
Investments	-	177

Total gross deferred tax assets	8,639	14,117
Less valuation allowance	(625)	(646)

Net deferred tax assets	8,014	13,471

Deferred tax liabilities:
Property and equipment	(1,366)	(1,389)
Intangible assets	(3,556)	-
Investments	(600)	-
Other	(750)	(848)

Total gross deferred tax liabilities	(6,272)	(2,237)

Net deferred tax asset	$1,742	$11,234

Balance sheet classification of deferred tax asset:
Deferred tax asset - current	$5,034	$2,933
Deferred tax asset - long term	-	8,301
Deferred tax liability - long term	(3,292)	-

Net deferred tax asset	$1,742	$11,234

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the deferred tax assets. In 2002, we realized a $401 tax benefit from the use of foreign net operating losses that was recorded as a reduction of goodwill. In 2002, our valuation allowance decreased due to the utilization of this foreign operating loss, but was offset but additional valuation allowances for other foreign losses.

At December 31, 2002 we have available tax loss carryforwards of approximately $6.6 million resulting from certain acquired companies and certain subsidiaries, which begin to expire in 2018. The valuation allowance at December 31, 2002, relates to certain foreign subsidiary net operating loss carryforwards.

(13) Stock-Based Plans

Our stock-based compensation plans are described below.

Employees' Stock Option Plan – We have a stock option plan for employees and up to 13,500,000 shares of CIBER, Inc. common stock are authorized for issuance under this plan. At December 31, 2002, there are 3,313,470 shares available for future grants. The plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The Compensation Committee of the Board of Directors determines the number and nature of awards. Options become exercisable as determined at the date of grant by the Board of Directors and expire within 10 years from the date of grant. In 2001, stock grants were made to employees for 130,000 shares of common stock valued at an average price of $4.50 per share.

1989 Stock Option Plan – We established a stock option plan in 1989 that was discontinued during 1994. The options expire twenty years after the date of grant through 2013. At December 31, 2002, options for 148,872 shares were outstanding and vested at an average exercise price of $0.45.

Directors' Stock Option Plan – Up to 300,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee, non-affiliate directors under this plan. Such stock options are non-discretionary and granted annually at the fair market value of our common stock on the date of grant. The number of options granted annually is fixed by the plan. Options expire 10 years from the date of grant. At December 31, 2002, 106,666 options were available for future grants.

A summary of the status of the CIBER, Inc. stock option plans as of December 31, 2002, 2001 and 2000, and changes during the periods ending on those dates is presented below (shares in thousands):

	Year ended December 31,
	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	6,700	$9.74	7,405	$13.55	6,928	$16.45
Granted	2,218	6.63	3,497	6.35	2,594	9.96
Exercised	(289)	5.31	(1,014)	1.95	(168)	7.96
Canceled	(1,334)	12.55	(3,188)	16.71	(1,949)	19.54

Outstanding at end of period	7,295	$8.47	6,700	$9.72	7,405	$13.55

Options exercisable at period end	3,921		3,267		3,514

At December 31, 2002, there were 10,714,877 shares of CIBER common stock reserved for future issuance under our stock option plans.

Summary information about CIBER, Inc. stock options outstanding and exercisable at December 31, 2002 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price

$0.38 - $ 5.00	1,948	$4.29	8.0	1,261	$3.99
5.02 - 9.49	3,382	6.47	9.4	976	6.44
9.50 - 16.00	1,115	12.88	6.8	883	12.78
16.31 - 50.98	850	20.23	5.8	801	20.09

$0.38 - $50.98	7,295	$8.47	8.2	3,921	$9.87

Directors' Stock Compensation Plan – A total of 50,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee directors under this plan. Each non-employee director is issued shares having a fair market value of approximately two thousand five hundred dollars for attendance at each meeting of our Board of Directors. In 2002, 2001 and 2000, we issued 7,406; 7,550 and 3,892 shares, respectively, of common stock under this plan. At December 31, 2002, 24,830 shares were available for future issuance.

DigiTerra, Inc. Equity Incentive Plan – In July 2001, our DigiTerra, Inc. subsidiary established a stock option plan for its employees, under which there were 2,068,385 options outstanding as of December 31, 2001. As a result of our decision to not spin off DigiTerra and our subsequent reorganization of DigiTerra, this plan was discontinued and all options were cancelled during 2002.

Employee Stock Purchase Plan ("ESPP") – Under our ESPP, eligible employees are allowed to purchase shares of our common stock at a price equal to 85% of the lower of its fair market value on the first day or the last day of the quarter. A total of 6,750,000 shares of common stock have been reserved for under the ESPP, of which, 2,126,339 shares are available at December 31, 2002 for future issuances. Employees purchased 719,039; 1,226,878 and 837,850 shares under the ESPP in 2002, 2001 and 2000, respectively.

(14) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan. Our company matching contribution is determined based on the employee's completed years of service. We recorded expense of $4,527; $2,945 and $3,593 in 2002, 2001 and 2000, respectively, related to this plan.

(15) Shareholders' Equity

Accumulated other comprehensive income (loss), net of taxes, is comprised of the following:

	December 31,
	2002	2001

Foreign currency translation	$1,039	$(1,542)
Unrealized gain (loss) on securities	1,352	(159)

Accumulated other comprehensive income (loss)	$2,391	$(1,701)

Sale of Stock to Investors – On April 29, 2002, we sold 2,459,016 shares of our common stock to investors at $6.10 per share, in a private placement. Total proceeds, net of expenses were $14,095.

Stock Repurchase ("Put") Option – In connection with our acquisition of DCI on April 30, 2002, DCI's majority shareholder ("the shareholder") entered into an agreement to not sell a significant portion of the CIBER common stock received for a period of up to 90 days, the "Lockup Agreement." As an inducement for the shareholder to enter into the Lockup Agreement, CIBER granted the shareholder an option that under certain circumstances, they can require CIBER to repurchase up to 805,000 shares of CIBER common stock in November 2002 at $7.25 per share. In November 2002, we entered into an amended agreement with the shareholder to extend the option exercise period to May 2003. At December 31, 2002, the total cash redemption amount of $5,832 has been transferred from Shareholders' equity to temporary equity and is reflected on the line item "contingent redemption value of put option" on the balance sheet. The actual acquisition of any such shares would be accounted for as treasury stock.

Share Repurchase Program – In 2002, we reached the maximum number of shares authorized by the Board of Directors under our previous share repurchase program that began in 1999. A total of 6,888,591 shares were repurchased under this program. On July 30, 2002 our Board of Directors approved a new share repurchase program and authorized up to 1,000,000 common shares to be repurchased. In 2002, we repurchased a total of 918,000 shares at a cost of $5,267. At December 31, 2002, there were 235,000 authorized shares remaining available for repurchase.

Shelf Registration Statement on Form S-4 – At December 31, 2002, we have an effective registration statement of Form S-4, under which 3,261,365 shares of our common stock remain and may be used from time to time in connection with future business combinations. On January 28, 2003, we filed another registration statement on Form S-4 with the Securities and Exchange Commission to register an additional 5,000,000 shares.

Warrants for Common Stock – In connection with our acquisition of Aris in 2001, we issued warrants for 96,954 shares of our common stock in replacement of Aris's previously outstanding warrants. The 70,370 warrants outstanding at December 31, 2002 are exercisable at prices from $15.63 to $58.24 per share, with an average exercise price of $20.83 per share, and expire at various times through October 2004.

Stock Purchase Rights – On September 21, 1998, CIBER, Inc. paid a dividend of one preferred stock purchase right (a "Right") for each outstanding share of CIBER, Inc. common stock ("Common Stock"). A Right is also attached to all shares of Common Stock issued after the dividend date. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock, par value $0.01, at a purchase price of two hundred fifty dollars, subject to adjustment. The Rights become exercisable ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for 15% or more of our outstanding Common Stock. In the event the Rights become exercisable, each Right will entitle its holder, other than the Acquiring Person (as defined in the Rights Agreement), to that number of shares of our Common Stock having a market value of two times the exercise price of the Right. In the event the Rights become exercisable because of a merger or certain other business combination, each Right will entitle its holder to purchase common stock of the acquiring company having a market value of two times the exercise price of the Right. If the Rights are fully exercised, the shares issued would cause substantial dilution to the Acquiring Person or the Shareholders of the acquiring company. We can redeem the Rights in their entirety, prior to their becoming exercisable, at $0.001 per Right. The Rights expire on August 28, 2008, unless extended or earlier redeemed.

(16) Contingencies

The company is involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business. Although, the outcome of such matters is not predictable with assurance, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

(17) Business and Credit Concentrations

Our primary financial instrument that is subject to credit risk is accounts receivable. Accounts receivable are reviewed on a periodic basis and an allowance for bad debts is recorded where such amounts are determined to be uncollectible. Our revenue and accounts receivable are principally concentrated with large companies across several industries and governmental entities located throughout the United States. Our largest client accounted for approximately 12%, 6% and 6% of total revenues in 2002, 2001 and 2000, respectively. In addition, our five largest clients accounted for, in the aggregate, approximately 30%, 16% and 14% of our total revenues in 2002, 2001 and 2000, respectively. In 2002, our largest client is the various agencies of the federal government.

(18) Segment Information

Our operating segments are organized internally primarily by the nature of their services and geographic area. We have aggregated similar operating segments into two reportable segments, Custom Solutions and Package Solutions. The Custom Solutions segment primarily includes our CIBER custom branch offices and our CIBER European operations. Our Custom Solutions segment provides IT project solutions and IT staffing in custom developed software environments. Our Package Solutions segment is comprised primarily of our CIBER Enterprise Solutions division and our subsidiary DigiTerra, Inc. The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), supply chain management and customer relationship management software from software vendors such as J.D. Edwards, Lawson, PeopleSoft, Oracle and SAP.

We evaluate our segment's results of operations based on operating income before amortization of intangible assets and goodwill impairment. We do not account for or report to our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis. The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies.

The following presents information about our segments:

	Years ended December 31,
	2002	2001	2000

Total revenues:
Custom Solutions	$516,906	$436,016	$477,098
Package Solutions	94,739	124,905	148,247
All Other	-	-	-
Inter-segment	(3,327)	(2,046)	(3,811)

Total	$608,318	$558,875	$621,534

Inter-segment revenues:
Custom Solutions	$(64)	$(52)	$(875)
Package Solutions	(3,263)	(1,994)	(2,936)

Total	$(3,327)	$(2,046)	$(3,811)

Income (loss) from operations:
Custom Solutions	$47,026	$29,447	$48,694
Package Solutions	3,630	967	8,650
All Other	-	-	-
Corporate	(25,224)	(15,663)	(19,436)

Total	25,432	14,751	37,908
Amortization of intangibles	(910)	(12,155)	(14,032)
Goodwill impairment	-	-	(80,773)

Operating income (loss)	$24,522	$2,596	$(56,897)

Other information:
Total foreign revenues	$22,071	$16,743	$11,418
Total foreign assets	$28,729	$21,016	$21,305

(19) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Years ended December 31,
	2002	2001	2000

Acquisitions:
Fair value of assets recorded, excluding cash	$83,306	$96,225	$4,891
Liabilities recorded	(34,058)	(27,890)	(579)
Common stock issued	(8,696)	(21,679)	-
Payment of accrued acquisition liabilities	1,000	2,445	11,862
Change in minority interest	-	858	10

Cash paid for acquisitions, net of cash acquired	$41,552	$49,959	$16,184

Noncash investing and financing activities:
CIBER stock received as payment of officer loan	$1,250	-	-
Exchange of shares of non-marketable investment for CIBER stock	-	$777	-
Cash paid for interest	$1,511	$211	$547
Cash paid (refunded) for income taxes, net	$(1,985)	$506	$16,921

(20) Subsequent Event – Acquisition of ECsoft

On January 23, 2003, CIBER, Inc. effectively acquired ECsoft Group plc as we declared "wholly unconditional" our offer to acquire all of the outstanding shares of ECsoft. Prior to the acquisition, ECsoft's shares were publicly traded on the London Stock Exchange. We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by us, for cash consideration of 305 pence (approximately $4.94) per share or approximately $49.5 million in the aggregate. In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3.2 million bringing our total cost for all of ECsoft's shares to approximately $52.7 million, excluding transaction-related costs. ECsoft, which is incorporated under the laws of England and Wales, has approximately 450 consultants and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to CIBER.

(21) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year ended December 31, 2002
Revenues	$134,533	$155,057	$159,325	$159,403	$608,318
Amortization of intangible assets	182	18	319	391	910
Operating income	2,855	5,671	8,183	7,813	24,522
Net income	1,607	3,216	4,404	4,951	14,178
Earnings per share – basic and diluted	$0.03	$0.05	$0.07	$0.08	$0.22
Year ended December 31, 2001
Revenues	$145,864	$140,009	$127,951	$145,051	$558,875
Amortization of intangible assets	3,025	3,065	3,036	3,029	12,155
Operating income (loss)	2,553	122	(1,099)	1,020	2,596
Net income (loss)	1,565	375	(591)	335	1,684
Earnings (loss) per share – basic and diluted	$0.03	$0.01	$(0.01)	$0.01	$0.03

In the fourth quarter of 2002, we have reclassified $1,024, $2,645 and $406 originally reported as other charges during the second quarter of 2002, the fourth quarter of 2001 and the second quarter of 2001, respectively, to selling, general and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement (the "2003 Proxy Statement") within 120 days of December 31, 2002 and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers

The information required by this item is incorporated by reference from the sections captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in CIBER's 2003 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the section captioned "Executive Compensation" in CIBER's 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters

The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CIBER's 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section captioned "Certain Relationships and Related Party Transactions" in CIBER's 2003 Proxy Statement.

Item 14.    Controls and Procedures

Our Chief Executive Officer "CEO" and Chief Financial Officer "CFO" have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CIBER in such reports is accumulated and communicated to the Company's management, including the CEO and CFO of the company, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements The following financial statements are filed as part of this report:

Independent Auditors' Report
Consolidated Statements of Operations – Years Ended December 31, 2002, 2001 and 2000
Consolidated Balance Sheets – December 31, 2002 and 2001
Consolidated Statements of Shareholders' Equity – Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows – Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
None.
	(3)	Exhibits
The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.
(b)		Reports on Form 8-K During the Quarter Ended December 31, 2002

On November 22, 2002, we filed a Form 8-K announcing that we entered into an agreement with DCI to extend the exercise period of the stock repurchase ("put") option and we had reached an agreement with Mr. Krasula, DCI's former Chief Executive Officer and principal shareholder, for separation and termination of his employment.
On December 17, 2002, we filed a Form 8-K announcing our offer to acquire all of the outstanding shares of ECsoft Group plc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIBER, Inc.
Date: March 27, 2003	By:	/s/ Mac J. Slingerlend Mac J. Slingerlend Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY G. STEVENSON Bobby G. Stevenson	Chairman of the Board and Founder	March 27, 2003
/s/ MAC J. SLINGERLEND Mac J. Slingerlend	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)	March 27, 2003
/s/ DAVID G. DURHAM David G. Durham	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)	March 27, 2003
/s/ CHRISTOPHER L. LOFFREDO Christopher L. Loffredo	Vice President/Chief Accounting Officer (Principal Accounting Officer)	March 27, 2003
/s/ PETER H. CHEESBROUGH Peter H. Cheesbrough	Director	March 27, 2003
/s/ ARCHIBALD J. MCGILL Archibald J. McGill	Director	March 27, 2003
/s/ JAMES A. RUTHERFORD James A. Rutherford	Director	March 27, 2003
/s/ GEORGE A. SISSEL George A. Sissel	Director	March 27, 2003
/s/ JAMES C. SPIRA James C. Spira	Director	March 27, 2003

CERTIFICATIONS

I, Mac J. Slingerlend, certify that:

1.
I have reviewed this annual report on Form 10-K of CIBER, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By /s/ Mac J. Slingerlend
Mac J. Slingerlend
President and Chief Executive Officer

I, David G. Durham, certify that:

1.
I have reviewed this annual report on Form 10-K of CIBER, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By /s/ David G Durham
David G. Durham
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description of Exhibits
2.1	The Second Amended and Restated Agreement and Plan of Merger by and between CIBER, Inc. and Aris Corporation, incorporated by reference to the Post-Effective Amendment No. 2 to Form S-4 filed by CIBER, Inc. on August 3, 2001
2.2	Stock Purchase Agreement dated September 7, 2001 by and among CIBER, Inc., PSINet Consulting Solutions Holdings, Inc. and PSINet Inc. and the Amendment Agreement dated October 9, 2001 and Closing Agreement dated October 15, 2001, incorporated by reference to CIBER's Current Report on Form 8-K filed with the Commission on October 30, 2001
2.3	Asset Purchase Agreement, dated April 30, 2002, by and among CIBER, Inc., Decision Consultants, Inc., KRT System, L.P. and John A. Krasula, Sole Trustee of the John A. Krasula Living Trust, dated April 1, 1988 (4)
2.4	Recommended Cash Offer by Rothschild on behalf of CIBER (UK) Limited a wholly owned subsidiary of CIBER, Inc. for ECsoft Group plc and the related Form of Acceptance and Authority (6)
3(i)	Amended and Restated Certificate of Incorporation of CIBER, Inc.; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1996; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated March 4, 1998, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1999, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
3(ii)	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
3(iii)	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003, filed herewith
4.1	Form of Common Stock Certificate (1)
4.2(i)	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A., incorporated by reference to CIBER's Current Report on Form 8-K filed with the Commission on September 16, 1998
4.2(ii)	Amendment to the Rights Agreement dated as of February 18, 2003 between CIBER, Inc. and UMB Bank, N.A., filed herewith
10.1*	1989 CIBER, Inc. Employee Stock Option Plan (1)
10.2	Form of CIBER, Inc. Non-Employee Directors' Stock Option Plan (1)
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
10.4	CIBER, Inc. Non-Employee Directors' Stock Compensation Plan (as amended July 1, 1997), incorporated by reference to CIBER's Annual Report on Form 10-K for the year ended June 30, 1998
10.5*	Employment Agreement with Mac J. Slingerlend dated July 1, 1999 (2)
10.6*	Employment Agreement with Joseph A. Mancuso dated July 1, 1999 (2)
10.7*	Promissory Note between CIBER, Inc. and Joseph A. Mancuso, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
10.8*	Employment Agreement with David G. Durham dated January 22, 2001, incorporated by reference to CIBER's Annual Report on Form 10-K for the year ended December 31, 2000
10.9	Loan and Security Agreement with Wells Fargo Bank dated September 26, 2001, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Amendment to Loan and Security Agreement with Wells Fargo Bank, N.A. dated May 6, 2002 (4). Amendment to Loan and Security Agreement with Wells Fargo Bank, N.A. dated November 8, 2002 (5). Amendment to Loan and Security Agreement with Wells Fargo Bank, N.A. dated December 15, 2002 (6).
10.10	Commercial & Investment Real Estate Purchase & Sale Agreement dated August 2, 2001 between Aris Corporation and Parker, Smith and Feek, Inc., including Amendment and Second Amendment, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001
10.11*	DigiTerra, Inc. Equity Incentive Plan (3)
10.12*	Employment Agreement with William R. Wheeler dated July 1, 2001 (3)
10.13*	Salary Continuation Retirement Plan for Mac J. Slingerlend, Second Revision – February 2002 (3)
10.14*	Promissory note between CIBER, Inc. and Mac J. Slingerlend dated January 2, 2002 (4)
10.15	Form of Stock Purchase Agreement between CIBER and various investors, executed on April 29, 2002 (4)
10.16*	Employment Agreement with Ed Longo dated May 1, 2002, incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.17	Agreement dated April 30, 2002 by and among CIBER, Inc.; Decision Consultants, Inc.; KTR System, L.P. and The John A. Krasula Living Trust Dated April 1, 1998, regarding the stock repurchase option (5)
10.18*	Form of Change of Control Agreement adopted as of February 18, 2003, filed herewith
10.19*	Form of Indemnification Agreement adopted as of February 18, 2003, filed herewith
10.20	Office Building Lease dated as of February 1, 2003 between Building One DTC Limited Partnership as Landlord and CIBER, Inc. as Tenant, filed herewith. The exhibits listed have been omitted and CIBER agrees to supplementally furnish to the Commission a copy of any such exhibit upon request.
21.1	List of Subsidiaries of CIBER, Inc., filed herewith
23.1	Consent of KPMG LLP, filed herewith
99.1	Certification by CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.2	Certification by CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(1)
Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-74774), as filed with the SEC on February 2, 1994
(2)
Incorporated by reference to CIBER's Annual Report on Form 10-K for the year ended June 30, 1999
(3)
Incorporated by reference to CIBER's Annual Report on Form 10-K for the year ended December 31, 2001
(4)
Incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(5)
Incorporated by reference to CIBER's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(6)
Incorporated by reference to CIBER's Current Report on Form 8-K filed with the SEC on February 4, 2003
*
Indicates a management contract or compensatory plan