Form 10-Q
period 2003-03-31
CIBER INC
filed 2003-05-14
CIK 918581

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2003

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

Yes ☒ No ☐

        As of March 31, 2003, there were 63,980,323 shares of the Registrant's common stock ($0.01 par value) outstanding.

CIBER, Inc.
Form 10-Q

Table of Contents

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2003	2002
	In thousands, except per share data
Consulting services	$164,864	$127,743
Other revenues	4,691	6,790

Total revenues	169,555	134,533

Cost of consulting services	118,331	92,194
Cost of other revenues	3,633	4,206
Selling, general and administrative expenses	39,223	35,096
Amortization of intangible assets	529	182

Operating income	7,839	2,855
Interest income	291	42
Interest expense	(668)	(227)
Other income (expense), net	(16)	5

Income before income taxes	7,446	2,675
Income tax expense	2,878	1,068

Net income	$4,568	$1,607

Earnings per share—basic	$0.07	$0.03
Earnings per share—diluted	$0.07	$0.03
Weighted average shares—basic	64,624	60,589
Weighted average shares—diluted	65,164	61,724

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
	In thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$20,148	$14,899
Accounts receivable, net	147,883	132,513
Prepaid expenses and other current assets	11,598	7,753
Income taxes refundable	5,299	3,570
Deferred income taxes	5,912	5,034

Total current assets	190,840	163,769

Property and equipment, at cost	53,865	51,746
Less accumulated depreciation and amortization	(35,161)	(34,122)

Net property and equipment	18,704	17,624

Goodwill, net	249,321	234,673
Other intangible assets, net	2,665	3,194
Investment in ECsoft	—	5,043
Other assets	3,107	2,838

Total assets	$464,637	$427,141

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,154	$13,527
Accrued compensation and related liabilities	32,221	30,360
Accrued lease costs—current portion	4,776	3,874
Other accrued expenses and liabilities	22,932	14,114
Income taxes payable	1,275	1,047

Total current liabilities	78,358	62,922
Bank line of credit	38,700	21,864
Accrued lease costs—long term	8,264	5,701
Deferred income taxes	4,857	3,292

Total liabilities	130,179	93,779

Contingent redemption value of put option	5,832	5,832

Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 64,705 issued	647	647
Additional paid-in capital	260,033	260,031
Retained earnings	72,077	67,831
Accumulated other comprehensive income (loss)	(312)	2,391
Treasury stock, 724 and 588 shares at cost	(3,819)	(3,370)

Total shareholders' equity	328,626	327,530

Total liabilities and shareholders' equity	$464,637	$427,141

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2003	2002
	In thousands
Operating activities:
Net income	$4,568	$1,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,157	2,546
Amortization of intangible assets	529	182
Deferred income taxes	1,589	1,219
Provision for doubtful receivables	462	477
Provision for office lease and closure costs	512	—
Other, net	(205)	40
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,855)	8,124
Other current and long-term assets	(1,773)	(128)
Accounts payable	1,590	(10,806)
Accrued compensation and related liabilities	(6,129)	299
Accrued lease costs	(1,511)	(886)
Other accrued expenses and liabilities	(5)	(302)
Income taxes payable/refundable	2,768	(23)

Net cash provided by (used in) operating activities	(1,303)	2,349

Investing activities:
Acquisitions, net of cash acquired	(6,628)	(1,289)
Purchases of property and equipment, net	(1,129)	(655)
Purchases of investments	(500)	(13)
Sales of investments	75	14
Loans to officers	—	(1,030)

Net cash used in investing activities	(8,182)	(2,973)

Financing activities:
Employee stock purchases and options exercised	1,042	2,058
Borrowings on long term bank line of credit	126,270	68,946
Payments on long term bank line of credit	(109,434)	(71,343)
Purchases of treasury stock	(1,829)	(113)
Line of credit origination fees paid	(250)	—

Net cash provided by (used in) financing activities	15,799	(452)

Effect of foreign exchange rate changes on cash	(1,065)	85
Net increase (decrease) in cash and cash equivalents	5,249	(991)
Cash and cash equivalents, beginning of period	14,899	9,369

Cash and cash equivalents, end of period	$20,148	$8,378

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity

(Unaudited)

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings		Treasury stock	Total shareholders' equity
	Shares	Amount
	In thousands
Balances at January 1, 2003	64,705	$647	$260,031	$67,831	$2,391	$(3,370)	$327,530
Net income	—	—	—	4,568	—	—	4,568
Unrealized loss on investments	—	—	—	—	(1,350)	—	(1,350)
Foreign currency translation	—	—	—	—	(1,353)	—	(1,353)
Employee stock purchases and options exercised	—	—	—	(322)	—	1,364	1,042
Tax benefit from exercise of stock options	—	—	2	—	—	—	2
Stock compensation expense		—	—	—	—	16	16
Purchases of treasury stock	—	—	—	—	—	(1,829)	(1,829)

Balances at March 31, 2003	64,705	$647	$260,033	$72,077	$(312)	$(3,819)	$328,626

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1)   Summary of Significant Accounting Policies

        The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of operating results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation, including certain costs of other revenues previously reported as selling, general and administrative expenses.

        Stock-based Compensation.    As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)". We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock (or the estimated fair value of subsidiary stock) at the grant date over the amount the employee must pay for the stock. We generally grant stock options at fair value at the date of grant.

        For all our stock-based plans, we have recorded compensation expenses of $16 and $41 for the three months ended March 31, 2003 and 2002, respectively. No compensation expense has been recorded for stock options. The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123.

		Three months ended March 31,
		2003	2002
Net income, as reported		$4,568	$1,607
Deduct: Stock based compensation expense determined under fair value based method, net of related tax effects		(1,182)	(1,575)

Pro forma net income		$3,386	$32

Earnings per share—basic:	As reported	$0.07	$0.03
	Pro forma	$0.05	$0.00
Earnings per share—diluted:	As reported	$0.07	$0.03
	Pro forma	$0.05	$0.00

(2)   Earnings per share

        The computation of earnings per share—basic and diluted is as follows (shares in thousands):

	Three months ended March 31,
	2003	2002
Numerator:
Net income	$4,568	$1,607

Denominator:
Basic weighted average shares outstanding	64,624	60,589
Dilutive effect of employee stock options	180	1,135
Dilutive effect of put option	360	—

Diluted weighted average shares outstanding	65,164	61,724

Earnings per share—basic	$0.07	$0.03
Earnings per share—diluted	$0.07	$0.03

        Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect. The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares—diluted was 6,483 and 2,526 for the three months ended March 31, 2003 and 2002, respectively.

(3)   Acquisition

        ECsoft Group plc—Effective January 23, 2003, we completed our acquisition of ECsoft Group plc ("ECsoft"). Prior to the acquisition, ECsoft's shares were publicly traded on the London Stock Exchange. We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by CIBER, for cash consideration of 305 pence (approximately $4.94) per share or approximately $50.3 million in the aggregate. In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3.2 million bringing our total cost for all of ECsoft's shares to approximately $53.5 million, excluding transaction-related costs. ECsoft, (now named CIBER Europe Limited) which is incorporated under the laws of England and Wales, at the date of the acquisition had approximately 440 consultants and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to CIBER.

        The components of the purchase price allocation are as follows:

Cash paid for ECsoft shares	$53,461
Transaction costs	2,254
Severance costs	2,535

Total	$58,250

Allocation of purchase price:
Net asset value acquired	$39,641
Goodwill	18,609

Total	$58,250

        We are in the process of completing the review and determination of fair values of certain other intangible assets acquired. In addition, the amount of severance costs recorded reflects our initial estimate and actual amounts may vary. Thus, the allocation of purchase price is subject to revision. We have recorded preliminary goodwill of $18.6 million related to the acquisition of ECsoft, all of which has been assigned to our European Operations Segment. We expect that approximately $2.5 million of the total goodwill will be deductible for foreign income tax purposes. We recorded an accrued liability, of $2,535 for estimated severance of ECsoft personnel, of which $318 has been paid in 2003 resulting in a balance of $2,217 at March 31, 2003.

        The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of ECsoft at the date of acquisition:

Cash and cash equivalents	$45,411
Accounts receivable, net	9,851
Property and equipment	2,193
Prepaid expenses and other current assets	2,431
Income taxes refundable	679

Total assets acquired	60,565

Accounts payable	(2,023)
Accrued compensation and related liabilities	(5,970)
Accrued lease costs—current portion	(4,638)
Other liabilities	(8,293)

Total liabilities assumed	(20,924)

Net assets	$39,641

        The following pro forma information presents the combined results of operations of CIBER and ECsoft as if the acquisition had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as, the elimination of ECsoft's goodwill impairment charge, the elimination of ECsoft's expenses related to their acquisition by CIBER and the addition of interest expense on borrowings used to fund the total purchase price. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had

CIBER and ECsoft constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended March 31,
	2003	2002
Total revenues	$174,372	$148,613
Net income (loss)	$2,614	$(303)
Income (loss) per share—basic	$0.04	$(0.01)
Income (loss) per share—diluted	$0.04	$(0.00)

(4)   Investment in ECsoft

        At December 31, 2002, we owned approximately 10% of the outstanding stock of ECsoft, which had been acquired in the open market, and was accounted for as a marketable security at market value. In January 2003, as a result of the acquisition of all of the remaining ECsoft shares, the total ECsoft purchase price including the shares held at December 31, 2002 are accounted for based on actual cost. Accordingly, the unrealized gain on ECsoft shares, of approximately $1,315, net of tax, which had been recorded as part of accumulated other comprehensive income at December 31, 2002, has been reversed.

(5)   Goodwill

        In connection with our acquisition of ECsoft in January 2003, we have reorganized our foreign operations and have created a new European Operations Segment (see Note 10). As a result, effective January 1, 2003 we have allocated $16,167 of goodwill, representing the estimated fair value of our existing European operations from our Custom Solutions Segment to Our European Operations Segment

        The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	Custom Solutions Segment	Package Solutions Segment	European Operations Segment	Total
Balance at January 1, 2003	$178,694	$39,812	$16,167	$234,673
ECsoft Goodwill	—	—	18,609	18,609
Goodwill adjustments on prior acquisitions:
Acquired tax benefits realized	—	(1,319)	(2,286)	(3,605)
Effect of foreign exchange rate changes	—	—	(356)	(356)

Balance at March 31, 2003	$178,694	$38,493	$32,134	$249,321

(6)   Accrued lease costs

        We have a lease reserve for certain office space that is vacant or has been subleased at a loss. The activity in the accrued lease costs reserve during the three months ended March 31, 2003, consists of the following:

Balance at December 31, 2002	$9,575
Charge to cost and expense	512
Additions due to ECsoft acquisition	4,638
Cash payments	(1,511)
Effect of foreign exchange rate changes	(174)

Balance at March 31, 2003	$13,040

(7)   Revolving Line of Credit

        Bank Line of Credit—We have a reducing revolving line of credit agreement with Wells Fargo Bank, N.A. that expires September 30, 2004. In May 2003, the line of credit was amended. The maximum available borrowing under the line of credit is $75 million which automatically reduces to $50 million on the earlier of July 31, 2003 or 5 business days after closing of the AlphaNet acquisition (see Note 11) and further reduces to $47.5 million on December 31, 2003 and continues to reduce by $2.5 million on the last day of each subsequent calendar quarter. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, and changes accordingly at the beginning of each quarter. On April 1, 2003, the bank's prime rate was 4.25% and our rate on borrowing was 3.80%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets. The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum coverage ratio. The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends. At March 31, 2003, we were not in compliance with the leverage ratio covenant under the line of credit agreement. The bank waived this covenant non-compliance and has modified the covenant requirement for future periods.

(8)   Comprehensive Income

        The components of comprehensive income are as follows:

	Three Months ended March 31,
	2003	2002
Net income	$4,568	$1,607
Change in net unrealized gain/loss on available for sale investments (1)	(1,350)	(55)
Foreign currency translation adjustments	(1,353)	(278)

Comprehensive income	$1,865	$1,274

(1)
The 2003 balance includes the reversal of the unrealized gains on our investment in ECsoft. See footnote No. 4.

(9)   Share Repurchase Program

        During the three months ended March 31, 2003, we repurchased 377,000 shares of our common stock at a cost of $1,829. At March 31, 2003, there were 859,000 authorized shares available for repurchase.

(10) Segment Information

        Our operating segments are organized internally primarily by the nature of their services and geographic area. As a result of our January, 2003 acquisition of ECsoft we have significantly expanded and reorganized our European operations. Effective January 1, 2003, we have created a new reportable segment "European Operations," resulting in three reportable segments, Custom Solutions, Package Solutions and European Operations. All prior year segment data presented herein has been restated to conform with the 2003 segment presentation. Similar operating units have been aggregated in the determination of reportable segments. The Custom Solutions segment primarily includes our CIBER custom branch offices and provides IT project solutions and IT staffing in custom developed software environments. Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division (including our Canadian subsidiary) and our subsidiary DigiTerra, Inc. The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), supply chain management and customer relationship management software from software vendors such as J.D. Edwards, Lawson, PeopleSoft, Oracle and SAP. In 2003, our European Operations segment, includes the acquired ECsoft operations and is comprised of our European operations in Denmark, Germany, Hungary, the Netherlands, Norway, Sweden and the United Kingdom. In 2002, European Operations includes our CIBER Solution Partners' operations in Germany, Hungary, the Netherlands and the United Kingdom.

        We evaluate our segments' results of operations based on operating income before amortization of intangible assets. The following presents financial information about our reporting segments:

	Three months ended March 31,
	2003	2002
Total revenues:
Custom Solutions	$131,961	$107,645
Package Solutions	22,758	22,743
European Operations	15,446	4,815
Inter-segment	(610)	(670)

Total	$169,555	$134,533

Inter-segment revenues:
Custom Solutions	$(6)	$(60)
Package Solutions	(604)	(610)

Total	$(610)	$(670)

Income (loss) from operations:
Custom Solutions	$12,218	$7,205
Package Solutions	1,811	209
European Operations	(545)	597
Corporate	(5,116)	(4,974)

Total	8,368	3,037
Amortization of intangibles	(529)	(182)

Operating income	$7,839	$2,855

(11) Subsequent Events

        We have entered into an Amended and Restated Agreement and Plan of Merger with AlphaNet Solutions, Inc. dated as of April 21, 2003, whereby we have agreed to acquire all of the outstanding shares of AlphaNet in exchange for $4.05 per share in cash. The total value of the purchase consideration is expected to be approximately $28.75 million, including the effects of AlphaNet's outstanding stock options. Completion of this acquisition is subject to approval by AlphaNet's stockholders, among other things.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto. With the exception of historical matters and statements of current status, certain matters discussed below are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Without limiting the foregoing, the words "anticipates," "believes," "could," "expects," "estimate," "intend," "may," "opportunity," "plans," "potential," "projects," "should," and "will" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 under the caption "Disclosure Regarding Forward-Looking Statements and Factors that May Affect Future Results or the Market Price of Our Stock," Many of these factors are beyond our ability to predict or control. We disclaim any intent or obligation to update publicly such forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

Business Combinations

        As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base. In 2003, we completed the following significant business combination:

Acquired Company	Date	Consultants added	Goodwill added
ECsoft Group plc	January 2003	440	$18.6

        Effective January 23, 2003, we completed our acquisition of ECsoft Group plc. Prior to the acquisition, ECsoft's shares were publicly traded on the London Stock Exchange. The aggregate purchase price for all of ECsoft's shares totaled approximately $53.5 million, excluding transaction-related costs. ECsoft (now named CIBER Europe Limited) is incorporated under the laws of England and Wales and at the time of the acquisition had operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to CIBER. A significant factor in the purchase price was ECsoft's cash balance of $45 million. We acquired ECsoft to significantly increase the size of our European operations, including adding to our European management team. ECsoft is expected to add $55-60 million in annual revenues and when combined with our existing European operations, we expect our European operations to be approximately 10%-12% of our total annual revenues. As a result, effective January 1, 2003, we have created a new reportable segment "European Operations."

Results of Operations

        The following table sets forth certain statement of operations data, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2003	2002
Consulting services	97.2%	95.0%
Other revenues	2.8	5.0

Total revenues	100.0%	100.0%

Gross margin—services	28.2%	27.8%
Gross margin—other revenues	22.6	38.1

Gross margin—total	28.0	28.3
Selling, general and administrative expenses	23.1	26.1

Operating income before amortization	4.9	2.2
Amortization of intangible assets	0.3	0.1

Operating income	4.6	2.1
Interest and other income, net	(0.2)	(0.1)

Income before income taxes	4.4	2.0
Income tax expense	1.7	0.8

Net income	2.7%	1.2%

        The following table sets forth certain operating data for our reportable segments:

	Three months ended March 31,
	2003	2002
	In thousands
Services Revenue:
Custom Solutions	$128,689	$104,066
Package Solutions	21,531	20,070
European Operations	15,254	4,277
Eliminations	(610)	(670)

	$164,864	$127,743

Percent of Services Revenue:
Custom Solutions	78%	81%
Package Solutions	13%	16%
European Operations	9%	3%
Services Gross Margin %:
Custom Solutions	26.7%	27.3%
Package Solutions	36.5%	28.0%
European Operations	28.2%	41.5%

Three Months Ended March 31, 2003 as Compared to Three Months Ended March 31, 2002

        Total revenues for the three months ended March 31, 2003 increased 26% to $169.6 million from $134.5 million for the quarter ended March 31, 2002. Consulting service revenues increased 29%, which was partially offset by a 31% decrease in other revenues. Other revenue totaled $4.7 million for the three months ended March 31, 2003 compared to $6.8 million for the same quarter last year, a decrease of 31%. This decrease is a function of a difficult economic environment and the resulting sluggish demand for computer hardware. Custom Solutions service revenues increased 24%, Package Solutions service revenues increased 7% and our European Operations service revenues increased 257% when compared to last year. Overall, the 2003 revenue growth resulted primarily from our acquisitions of DCI and ECsoft, which closed in May of 2002 and January of 2003, respectively. Our average number of billable consultants increased 23% to approximately 4,900 for the quarter ended March 31, 2003 from approximately 4,000 for the quarter ended March 31, 2002. The increase in Custom Solutions' service revenue during the three months ended March 31, 2003 was due to an average net increase of approximately 750 consultants (+22%) attributable to the DCI acquisition, combined with an increase in utilization levels to 92.5% in 2003 from 90.8% for the same quarter of 2002. The increase in Package Solutions' service revenues during the three months ended March 31, 2003 was due to an increase in utilization levels to 71.7% in 2003 from 58.9% for the same quarter of last year, which was partially offset by an average net decrease of approximately 70 consultants (-14%) quarter-over-quarter. The increase in European Operations' service revenue was the result of our ECsoft acquisition completed in January 2003, which added approximately 440 billable consultants to this segment. Total revenues for the first quarter of 2003 increased 6% from the fourth quarter of 2002.

        In total, our gross margin percentage decreased to 28.0% of revenues for the three months ended March 31, 2003 from 28.3% of revenues for the same quarter of last year. This decrease is due to declining gross margins on other revenues offset partially by improved gross margins on service revenues. Custom Solutions' gross margin on service revenues decreased 55 basis points during the three months ended March 31, 2003 from the same period in the prior year. This decrease was primarily due to the addition of Decision Consultants, Inc. ("DCI") in the beginning of the second quarter of 2002, which had slightly lower margins than CIBER's other Custom Solutions operations. Package Solutions' gross margin on service revenues increased 848 basis points for the quarter ended March 31, 2003 compared to the same quarter of the prior year. This increase was due to the significant increase in utilization levels during 2003 compared to the same period in the prior year. European Operations' gross margin on service revenues decreased to 28.2% for the quarter ended March 31, 2003 from 41.5% for the same period in the prior year due to the addition of ECsoft, which has lower margins than our historical European operations.

        Our gross margin percentage on other revenues decreased to 22.6% for the three months ended March 31, 2003 from 38.1% in 2002 due to decreased margins on both hardware sales and commissions on product sales during the period. Additionally, lower margin computer hardware product sales accounted for 70% of other revenues in 2003 compared to 54% in 2002, with higher margin commission revenue accounting for the remainder.

        Selling, general and administrative expenses ("SG&A") increased to $39.2 million for the quarter ended March 31, 2003 from $35.1 million for the same period last year. However, as a percentage of sales, SG&A decreased to 23.1% for the quarter ended March 31, 2003 from 26.1% in 2002, as we continue efforts to contain costs and leverage our existing infrastructure. The increase in SG&A costs resulted from the combination of our acquisition of ECsoft during the quarter, which added approximately $3 million to SG&A, the closing of our Oxford, UK office which added approximately $600,000 of additional costs in 2003 and we recognized an expense of $512,000 in 2003 for the loss on a sublease of office space.

        Income from operations before amortization (which is how we internally measure our segment operations) increased 176% to $8.4 million (4.9% of revenues) for the quarter ended March 31, 2003 from $3.0 million (2.2% of revenues) for the same quarter of last year.

        Amortization of intangible assets increased to $529,000 for the three months ended March 31, 2003 from $182,000 for the same quarter last year, due to additional amortizable intangible assets resulting from recent acquisitions.

        Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit. Net interest expense increased as we borrowed under our line of credit to fund our acquisition of ECsoft in January 2003.

        Our effective tax rate was 38.7% for the three months ended March 31, 2003 as compared to 39.9% for the same period of last year. Our effective tax rate has decreased slightly in 2003 from the prior year, due to the fact that our European operations, which have a lower tax rate, are expected to make up a larger portion of our pretax income in 2003.

Liquidity and Capital Resources

        At March 31, 2003, we had $112.5 million of working capital and a current ratio of 2.4:1. Historically, we have used our operating cash flow plus the periodic sale of stock and borrowings under our line of credit to finance our operations and business combinations. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Three Months ended March 31,
	2003	2002
	In thousands
Net cash provided by (used in):
Operating activities	$(1,303)	$2,349
Investing activities	(8,182)	(2,973)
Financing activities	15,799	(452)
Effect of foreign exchange rates on cash	(1,065)	85

Net increase (decrease) in cash and equivalents	$5,249	$(991)

        Net cash provided by (used in) operations decreased during the three months ended March 31, 2003 compared to the same period of prior year due to a decrease in collections of receivables and a smaller quarter-end payroll accrual due to the timing of our normal bi-weekly payroll cycle.

        Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment. Purchases of property and equipment have increased as a result of certain system upgrades completed during the quarter. Our acquisitions, net of cash acquired consists of $6.6 million of net cash used for our ECsoft acquisition.

        Financing activities are primarily comprised of cash provided by sales of stock under our employee stock purchase plan, cash used for the purchase of treasury stock and borrowing/repayments under our line of credit. During the three months ended March 31, 2003, we borrowed under our line of credit to finance the acquisition of ECsoft. Subsequent to completion of the acquisition, we used approximately $27 million of ECsoft's total cash balance of approximately $45.4 million to reduce our borrowings. We purchased $1.8 million of treasury stock during the three months ended March 31, 2003 compared to $113,000 for the same period of last year.

        Total accounts receivable increased to $147.9 million at March 31, 2003 from $132.5 million at December 31, 2002 primarily due to our acquisition of ECsoft, which contributed approximately $10.4 million of our March 31, 2003 accounts receivable balance. Total accounts receivable days sales outstanding ("DSO") increased slightly to 77 days at March 31, 2003 as compared to 76 days at December 31, 2002. Changes in accounts receivable have a significant effect on our cash flows.

Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), and our level of collection efforts. Many individual reasons are outside of our control. As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

        Prepaid expenses and other current assets increased to $11.6 million as of March 31, 2003 from $7.8 million as of December 31, 2002 primarily as a result approximately $2.4 million of prepaids and other current assets acquired in connection with the acquisition of ECsoft.

        Accrued compensation and related liabilities increased to $32.2 million as of March 31, 2003 from $30.4 million at December 31, 2002. This increase is due to increased payroll tax liabilities and the addition of $8.4 million of accrued compensation relating to ECsoft. In addition, our quarter-end headcount increased to approximately 5,900 at March 31, 2003 from 5,400 at December 31, 2002. This increase was partially offset by a decrease in the number of days of payroll accrued at the end of the period due to the timing of our normal bi-weekly U.S. payroll cycle.

        Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made. The largest of such items, relate to vendor payments for IT hardware and software products that we resell and payments to services-related contractors. Other accrued expenses and liabilities increased to $22.9 million as of March 31, 2003 from $14.1 million as of December 31, 2002. This increase is primarily due to $8.3 million of other liabilities assumed with the ECsoft acquisition.

        In 2003, we continued the repurchase of our common stock under our share repurchase programs. At March 31, 2003, we had authorization for the repurchase of 859,000 shares. We may continue to use cash to repurchase our common stock in future periods.

        We have a reducing revolving line of credit agreement with Wells Fargo Bank, N.A. that expires September 30, 2004. At March 31, 2003, the maximum amount available for borrowing was $75 million. In May 2003, the line of credit was amended. The maximum available borrowing under the line of credit automatically reduces to $50 million on the earlier of July 31, 2003 or 5 business days after closing of the AlphaNet merger transaction and further reduces to $47.5 million on December 31, 2003 and continues to reduce by $2.5 million on the last day of each subsequent calendar quarter. Borrowings bear interest based on the bank's prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, and changes accordingly at the beginning of each quarter. On April 1, 2003, the bank's prime rate was 4.25% and our rate on borrowing was 3.80%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit. The line of credit is secured by substantially all of our assets.

        The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends. The line of credit agreement also contains certain financial covenants including a maximum liabilities to tangible net worth ratio of 1.75, a minimum fixed charged coverage ratio (EBITDAR to total fixed charges) of 1.75, a maximum leverage ratio (total funded indebtedness divided by EBITDA) of .75 (1.0 beginning on June 30, 2003) and a maximum asset coverage ratio (total funded indebtedness divided by net accounts receivable) of 0.50. We are required to satisfy the financial covenants at the end of each quarter. Certain elements of these ratios are defined below.

  •
  EBITDAR represents net income plus: interest expense, income tax expense, depreciation expense, amortization expense, and rent payments, measured over the prior four quarters.

  •
  Total Fixed Charges represents the sum of capital expenditures, plus interest expense plus rent payments, measured over the prior four quarters.

  •
  Total funded indebtedness includes borrowings under our line of credit, plus the face amount of any outstanding Letter of Credit and any liabilities under our Wholesale Financing Agreement with IBM Credit Corporation.

  •
  EBITDA represents net income plus: interest expense, income tax expense, depreciation expense, and amortization expense, measured over prior four quarters.

        At March 31, 2003, we were out of compliance with the maximum leverage ratio covenant. The bank has waived such non-compliance and we have modified this covenant to increase the maximum allowable leverage ratio to 1.0 for future periods. We expect to be in compliance with these covenants at June 30, 2003 and in the future.

        In connection with our acquisition of DCI on April 30, 2002, DCI's majority shareholder ("the Shareholder") entered into an agreement to not sell a significant portion of the CIBER common stock received for a period of up to 90 days (the "Lockup Agreement.") As an inducement for the Shareholder to enter into the Lockup Agreement, CIBER granted the Shareholder an option that under certain circumstances, the Shareholder can require CIBER to repurchase up to 805,000 shares of CIBER common stock in November 2002 at $7.25 per share. In November 2002, we entered into an amended agreement with the Shareholder to extend the option exercise period to May 2003. At March 31, 2003, the total cash redemption amount of $5.8 million is reflected on the line item "contingent redemption value of put option" on the balance sheet. In May 2003, the Shareholder exercised this option. The actual acquisition of shares will be accounted for as treasury stock.

        Our reserve for accrued lease costs increased to $13.0 million at March 31, 2003 from $9.6 million at December 2002. This results from office locations that are vacant or that we have subleased at a loss. We have recorded expense of $512,000 during the three months ended March 31, 2003 related to an office location, which was sublet at a loss. We also increased this reserve by $4.6 million due to historical lease reserves assumed with ECsoft. The current market for office space in many of these areas continues to be unfavorable. While we have been successful in subleasing some of these vacant facilities to minimize our liability, in many cases we have accrued 100% of the remaining liability, as sublease income is doubtful. If, ultimately, any excess lease reserves related to leases acquired in business combinations is determined to exist, such amount will be recorded as a reduction of goodwill. As we continue to evaluate our office facility needs with our level of operations, we may incur future charges related to office consolidation.

        We have entered into an Amended and Restated Agreement and Plan of Merger with AlphaNet Solutions, Inc. dated as of April 21, 2003, whereby we have agreed to acquire all of the outstanding shares of AlphaNet in exchange for $4.05 per share in cash. The total value of the purchase consideration is approximately $28.75 million, including the effects of AlphaNet's outstanding stock options. Also, in connection with the Merger Agreement, a Voting and Option Agreement dated as of April 21, 2003 between CIBER, Inc. and Stan Gang and Fallen Angel Equity Fund, L.P. was executed whereby these AlphaNet shareholders have agreed to vote their shares in favor of adoption of the Merger Agreement. The subject shares represent approximately 42% of AlphaNet's outstanding shares. Closing of this transaction is subject to approval of AlphaNet shareholders, among other things.    We expect to use our revolving line of credit to fund the AlphaNet acquisition. An important element of the AlphaNet purchase price is AlphaNet's cash balance of approximately $21 million, which we intend to use, in part, to reduce our line of credit borrowing after completion of the acquisition.

Critical Accounting Policies and Estimates and Disclosure Regarding Forward-Looking Statements and Factors that may Affect Future Results or the Market Price of Our Stock

        Please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of our Critical Accounting Policies and Estimates and Disclosure Regarding Forward-Looking Statements and Factors that may Affect Future Results or the Market Price of Our Stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks were reported in our Annual report on Form 10-K for the year ended December 31, 2002. There have been no material changes in these risks since the end of the year.

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

        None

ITEM 3. Defaults Upon Senior Securities

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        In May 2003 we entered into an Amended and Restated Agreement and Plan of Merger with AlphaNet Solutions, Inc., dated as of April 21, 2003. This amends and restates the Agreement and Plan of Merger previously announced on April 21, 2003. The Agreement was amended to eliminate the provision for the issuance of CIBER common stock as consideration in the merger transaction and provides solely for cash consideration. The cash consideration of $4.05 per AlphaNet share has not changed.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 2.1	Amended and Restated Agreement and Plan of Merger by and among CIBER, Inc., CIBER Acquisition Corporation and AlphaNet Solutions, Inc., dated as of April 21, 2003, with exhibits. The schedules to the Agreement, which are listed in the Agreement, are omitted. CIBER agrees to supplementally furnish to the Commission a copy of any such schedule upon request.
Exhibit 10.1	Seventh Amendment to Loan and Security Agreement with Wells Fargo Bank, N.A. dated as of May 9, 2003.
Exhibit 99.1	Certification by CIBER Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification by CIBER Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

        On February 4, 2003, we filed a Form 8-K announcing the completion of our acquisition of ECsoft Group plc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC. (Registrant)
Date May 14, 2003	By	/s/ MAC J. SLINGERLEND Mac J. Slingerlend Chief Executive Officer, President and Secretary
Date May 14, 2003	By	/s/ DAVID G. DURHAM David G. Durham Chief Financial Officer, Senior Vice President and Treasurer

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

Date: May 14, 2003

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

Date: May 14, 2003

By	/s/ DAVID G DURHAM David G. Durham Senior Vice President and Chief Financial Officer

QuickLinks

CIBER, Inc. Form 10-Q Table of Contents
CIBER, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)
CIBER, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)
CIBER, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
CIBER, Inc. and Subsidiaries Consolidated Statement of Shareholders' Equity (Unaudited)
CIBER, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (Dollar amounts in thousands, except per share amounts)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS