Form 10-Q
period 2003-06-30
CIBER INC
filed 2003-08-13
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2003

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

Yes ☒    No ☐

As of June 30, 2003, there were 63,314,498 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2003	2002	2003	2002
Consulting services	$168,950	$148,662	$333,814	$276,405
Other revenues	8,193	6,395	12,884	13,185
Total revenues	177,143	155,057	346,698	289,590

Cost of consulting services	119,472	105,087	237,803	197,281
Cost of other revenues	5,558	4,507	9,191	8,713
Selling, general and administrative expenses	39,938	39,774	79,161	74,870
Amortization of intangible assets	784	18	1,313	200
Operating income	11,391	5,671	19,230	8,526
Interest income	156	10	447	52
Interest expense	(440)	(358)	(1,108)	(585)
Other income, net	158	40	142	45
Income before income taxes	11,265	5,363	18,711	8,038
Income tax expense	4,419	2,147	7,297	3,215
Net income	$6,846	$3,216	$11,414	$4,823

Earnings per share — basic	$0.11	$0.05	$0.18	$0.08

Earnings per share — diluted	$0.11	$0.05	$0.18	$0.08

Weighted average shares — basic	63,851	63,572	64,026	62,081

Weighted average shares — diluted	64,307	64,252	64,524	62,988

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

In thousands, except per share data	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$21,374	$14,899
Accounts receivable, net	160,185	132,513
Prepaid expenses and other current assets	10,847	7,753
Income taxes refundable	5,045	3,570
Deferred income taxes	6,921	5,034
Total current assets	204,372	163,769

Property and equipment, at cost	55,087	51,746
Less accumulated depreciation and amortization	(37,674)	(34,122)
Net property and equipment	17,413	17,624

Goodwill, net	245,876	234,673
Other intangible assets, net	7,664	3,194
Investment in ECsoft	—	5,043
Other assets	2,696	2,838
Total assets	$478,021	$427,141

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,733	$13,527
Accrued compensation and related liabilities	35,377	30,360
Accrued lease costs — current portion	4,628	3,874
Other accrued expenses and liabilities	23,725	14,114
Income taxes payable	275	1,047
Total current liabilities	85,738	62,922
Bank line of credit	42,250	21,864
Accrued lease costs — long term	7,810	5,701
Deferred income taxes	3,699	3,292
Total liabilities	139,497	93,779

Contingent redemption value of put option	—	5,832
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 64,705 issued	647	647
Additional paid-in capital	265,891	260,031
Retained earnings	78,523	67,831
Accumulated other comprehensive income	2,538	2,391
Treasury stock, 1,390 and 588 shares at cost	(9,075)	(3,370)
Total shareholders’ equity	338,524	327,530
Total liabilities and shareholders’ equity	$478,021	$427,141

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
In thousands	2003	2002

Operating activities:
Net income	$11,414	$4,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,595	5,002
Amortization of intangible assets	1,313	200
Deferred income taxes	3,100	2,142
Provision for doubtful receivables	1,227	2,109
Provision for office lease and closure costs	940	1,024
Other, net	(582)	113
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(15,107)	11,851
Other current and long-term assets	892	119
Accounts payable	4,935	(8,085)
Accrued compensation and related liabilities	(2,825)	597
Accrued lease costs	(2,728)	(3,131)
Other accrued expenses and liabilities	(2,233)	(814)
Income taxes payable/refundable	4,753	240
Net cash provided by operating activities	9,694	16,190

Investing activities:
Acquisitions, net of cash acquired	(18,089)	(41,990)
Proceeds from the sale of DigiTerra Broadband, net of expenses	2,059	—
Purchases of property and equipment, net	(2,076)	(1,294)
Purchases of investments	(108)	(230)
Sales of investments	241	153
Loans to officers	—	(1,477)
Net cash used in investing activities	(17,973)	(44,838)

Financing activities:
Employee stock purchases and options exercised	2,507	3,357
Sale of stock to investors	—	14,106
Cash settlement of put option	(5,832)	—
Borrowings on long term bank line of credit	225,938	182,508
Payments on long term bank line of credit	(205,552)	(164,051)
Repayment of debt of acquired company	—	(11,739)
Purchases of treasury stock	(3,120)	(217)
Line of credit origination fees paid	(250)	(100)
Net cash provided by financing activities	13,691	23,864
Effect of foreign exchange rate changes on cash	1,063	267
Net increase (decrease) in cash and cash equivalents	6,475	(4,517)
Cash and cash equivalents, beginning of period	14,899	9,369
Cash and cash equivalents, end of period	$21,374	$4,852

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

In thousands	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
	Shares	Amount

Balances at January 1, 2003	64,705	$647	$260,031	$67,831	$2,391	$(3,370)	$327,530
Net income	—	—	—	11,414	—	—	11,414
Net change in unrealized gain (loss) on investments	—	—	—	—	(1,265)	—	(1,265)
Foreign currency translation	—	—	—	—	1,412	—	1,412
Employee stock purchases and options exercised	—	—	9	(721)	—	3,219	2,507
Settlement of put option	—	—	5,832	—	—	(5,832)	—
Tax benefit from exercise of stock options	—	—	19	—	—	—	19
Stock compensation expense	—	—	—	(1)	—	28	27
Purchases of treasury stock	—	—	—	—	—	(3,120)	(3,120)
Balances at June 30, 2003	64,705	$647	$265,891	$78,523	$2,538	$(9,075)	$338,524

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations.  In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of operating results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

For all our stock-based plans, we have recorded compensation expenses of $27 and $88 for the six months ended June 30, 2003 and 2002, respectively. No compensation expense has been recorded for stock options.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123.

		Three months ended June 30,		Six months ended June 30,
		2003	2002	2003	2002
Net income, as reported		$6,846	$3,216	$11,414	$4,823
Deduct: Stock based compensation expense determined under fair value based method, net of related tax effects		(1,227)	(1,606)	(2,400)	(3,182)
Pro forma net income		$5,619	$1,610	$9,014	$1,641

Earnings per share — basic:	As reported	$0.11	$0.05	$0.18	$0.08
	Pro forma	$0.09	$0.03	$0.14	$0.03

Earnings per share — diluted:	As reported	$0.11	$0.05	$0.18	$0.08
	Pro forma	$0.09	$0.03	$0.14	$0.03

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(2) Earnings per share

The computation of earnings per share — basic and diluted is as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$6,846	$3,216	$11,414	$4,823
Denominator:
Basic weighted average shares outstanding	63,851	63,572	64,026	62,081
Dilutive effect of employee stock options	337	680	259	907
Dilutive effect of put option	119	—	239	—
Diluted weighted average shares outstanding	64,307	64,252	64,524	62,988

Earnings per share — basic	$0.11	$0.05	$0.18	$0.08
Earnings per share — diluted	$0.11	$0.05	$0.18	$0.08

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares — diluted was 6,158,000 and 2,797,000 for the three months ended June 30, 2003 and 2002, respectively and 6,321,000 and 2,662,000 for the six months ended June 30, 2003 and 2002.

(3) Acquisitions

AlphaNet Solutions, Inc. — On June 25, 2003, we completed our acquisition of AlphaNet Solutions, Inc. Prior to the acquisition, AlphaNet’s shares were publicly traded on the NASDAQ. We acquired all of the approximately 6.3 million outstanding shares of AlphaNet, for cash consideration of $4.05 per share.  The aggregate purchase price for all of AlphaNet’s shares, including stock options, totaled approximately $28.7 million, excluding transaction-related costs.  CIBER paid to the holders of vested AlphaNet stock options having an exercise price of less than $4.05 per share, the amount of $4.05 minus the exercise price of each vested stock option.  A significant consideration in arriving at the purchase price was AlphaNet’s cash balance of approximately $19 million at closing. AlphaNet, located in Cedar Knolls, New Jersey provides information technology consulting services similar to CIBER and had 120 consultants at the time of the acquisition.  We acquired AlphaNet to increase our capabilities and service offerings and our client base in the New York/New Jersey metro area.  AlphaNet will be combined with our existing Edison, New Jersey operations.

The components of the purchase price allocation are as follows:

Cash paid for AlphaNet shares	$25,795
Cash paid for AlphaNet stock options	2,894
Transaction costs	591
Severance costs	537
Total	$29,817

Allocation of purchase price:
Net tangible asset value acquired	$28,085
Other intangible assets	100
Goodwill	1,632
Total	$29,817

We are in the process of completing the review and determination of fair values of certain other intangible assets acquired, as well as deferred taxes.  In addition, the amount of severance costs recorded reflects our initial estimate and actual amounts may vary.  Thus, the allocation of purchase price is subject to revision.  We have recorded preliminary goodwill of $1.7 million related to the acquisition of AlphaNet, all of which has been assigned to our Custom Solutions Segment.  We expect that $537 of the total goodwill will be deductible for income tax purposes. We recorded an accrued liability, of $537 for estimated severance of AlphaNet personnel, none of which has been paid at June 30, 2003.

The following table summarizes the estimated fair values of the acquired tangible assets and assumed liabilities of AlphaNet at the date of acquisition:

Cash and cash equivalents	$19,007
Accounts receivable, net	4,399
Property and equipment	252
Prepaid expenses and other current assets	4,035
Income taxes refundable	2,662
Total assets acquired	30,355
Accounts payable	(260)
Accrued compensation and related liabilities	(304)
Other liabilities	(1,706)
Total liabilities assumed	(2,270)
Net tangible assets	$28,085

ECsoft Group plc — Effective January 23, 2003, we completed our acquisition of ECsoft Group plc (“ECsoft”). Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by CIBER, for cash consideration of 305 pence (approximately $4.94) per share or approximately $50.2 million in the aggregate.  In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3.2 million bringing our total cost for all of ECsoft’s shares to approximately $53.4 million, excluding transaction-related costs.  ECsoft, (now named CIBER Europe Limited) which is incorporated under the laws of England and Wales, at the date of the acquisition had approximately 440 consultants and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to CIBER.

 The components of the purchase price allocation are as follows:

Cash paid for ECsoft shares	$53,435
Transaction costs	2,151
Severance costs	2,535
Total	$58,121

Allocation of purchase price:
Net tangible asset value acquired	$39,641
Other intangible assets	5,623
Goodwill	12,857
Total	$58,121

We have recorded preliminary goodwill of $12.9 million and other intangible assets of $5.6 million related to the acquisition of ECsoft, all of which has been assigned to our European Operations Segment.  We expect that approximately $2.5 million of the total goodwill will be deductible for foreign income tax purposes.  ECsoft has tax loss carry-forwards in certain foreign jurisdictions.  Any subsequent tax benefits from these loss carry-forwards would be recorded as a reduction of goodwill. In addition, we are in the process of completing the determination of the value of deferred taxes and thus the purchase price allocation is still subject to adjustment.  We recorded an accrued liability, of $2.5 million for estimated severance of ECsoft personnel, of which $667 has been paid in 2003 resulting in a balance of $1.9 million at June 30, 2003.

The following table summarizes the estimated fair values of the acquired tangible assets and assumed liabilities of ECsoft at the date of acquisition:

Cash and cash equivalents	$45,411
Accounts receivable, net	9,851
Property and equipment	2,193
Prepaid expenses and other current assets	2,431
Income taxes refundable	679
Total assets acquired	60,565
Accounts payable	(2,023)
Accrued compensation and related liabilities	(6,208)
Accrued lease costs	(4,689)
Other liabilities	(8,004)
Total liabilities assumed	(20,924)
Net tangible assets	$39,641

The following pro forma information presents the combined results of operations of CIBER, AlphaNet and ECsoft as if the acquisitions had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as, the elimination of both AlphaNet and ECsoft’s expenses related to their acquisition by CIBER and the addition of interest expense on borrowings used to fund the purchases.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER, AlphaNet and ECsoft constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended June 30,		Pro Forma Six months ended June 30,
	2003	2002	2003	2002
Total revenues	$182,377	$176,042	$361,970	$331,590
Net income (loss)	$7,045	$(3,378)	$10,286	$(1,851)
Income (loss) per share — basic	$0.11	$(0.05)	$0.16	$(0.03)
Income (loss) per share — diluted	$0.11	$(0.05)	$0.16	$(0.03)

At December 31, 2002 we had an accrued liability of $351 for other exit costs, primarily office closure costs, which had been recorded in connection with our DCI acquisition.  During the six months ended June 30, 2003 $158 was paid out and the remaining balance of $193 was recorded as a reduction of goodwill.

(4) Sale of DigiTerra Broadband

On May 31, 2003, we sold our DigiTerra Broadband subsidiary for $2.4 million, net of expenses, resulting in a pre-tax gain of $643 that is included in other income at June 30, 2003.  As consideration, we received $2.1 million in net cash proceeds and the remaining $300 will be held in escrow until May 31, 2004, at which time, we will receive the remaining escrow balance net of any claims which have been paid during the escrow period.  DigiTerra Broadband was a wholly owned subsidiary of CIBER, Inc., that provided technology to automate the sale and management of broadband, wireless and digital video services.  DigiTerra Broadband is separate and distinct from our DigiTerra, Inc. subsidiary that provides enterprise resource planning (ERP) implementation services and is included in our Package Solutions segment.  Prior to its sale, DigiTerra Broadband generated revenue of $795 and a net operating loss of $156 for the five months ended May 31, 2003.

(5) Investment in ECsoft

At December 31, 2002, we owned approximately 10% of the outstanding stock of ECsoft, which had been acquired in the open market, and was accounted for as a marketable security at market value.  In January 2003, as a result of the acquisition of all of the remaining ECsoft shares, the total ECsoft purchase price including the shares held at December 31, 2002 are accounted for based on actual cost.  Accordingly, the unrealized gain on ECsoft shares, of approximately $1.3 million, net of tax, which had been recorded as part of accumulated other comprehensive income at December 31, 2002, has been reversed in 2003.

(6) Goodwill

In connection with our acquisition of ECsoft in January 2003, we have reorganized our foreign operations and have created a new European Operations Segment (see Note 11).  As a result, effective January 1, 2003 we have allocated $16,167 of goodwill, from our Custom Solutions Segment to our European Operations Segment

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Custom Solutions Segment	Package Solutions Segment	European Operations Segment	Total
Balance at January 1, 2003	$178,694	$39,812	$16,167	$234,673
ECsoft Goodwill	—	—	12,857	12,857
AlphaNet Goodwill	1,632	—	—	1,632
Sale of DigiTerra Broadband	(1,094)	—	—	(1,094)
Goodwill adjustments on prior acquisitions:
Acquired tax benefits realized	—	(1,319)	(2,286)	(3,605)
Other miscellaneous adjustments	(167)	—	—	(167)
Effect of foreign exchange rate changes	—	—	1,580	1,580
Balance at June 30, 2003	$179,065	$38,493	$28,318	$245,876

(7) Accrued lease costs

We have a lease reserve for certain office space that is vacant or has been subleased at a loss.  The activity in the accrued lease costs reserve during the six months ended June 30, 2003, consists of the following:

Balance at December 31, 2002	$9,575
Charge to cost and expense	940
Additions due to ECsoft acquisition	4,689
Cash payments	(2,728)
Effect of foreign exchange rate changes	(38)
Balance at June 30, 2003	$12,438

(8) Revolving Line of Credit

Bank Line of Credit — We have a reducing revolving line of credit agreement with Wells Fargo Bank, N.A. that expires September 30, 2004.  The maximum available borrowing under the line of credit is $50 million, which automatically reduces to $47.5 million on December 31, 2003 and continues to reduce by $2.5 million on the last day of each subsequent calendar quarter.  Borrowings bear interest based on the bank’s prime rate and ranges from prime minus 0.20% to prime minus 0.70%, depending on our ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization, and changes accordingly at the beginning of each quarter.  On July 1, 2003, the bank’s prime rate was 4.00% and our rate on borrowing was 3.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit.  The line of credit is secured by substantially all of our assets.  The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum asset coverage ratio.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.

(9) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$6,846	$3,216	$11,414	$4,823
Change in net unrealized gain/loss on available for sale investments (1)	85	(99)	(1,265)	(154)
Foreign currency translation adjustments	2,765	2,015	1,412	1,737
Comprehensive income	$9,696	$5,132	$11,561	$6,406

(1) The year-to-date 2003 balance includes the reversal of the unrealized gains on our investment in ECsoft.  See footnote No. 5.

(10) Shareholders’ Equity

During the six months ended June 30, 2003, we repurchased 587,000 shares of our common stock at a cost of approximately $3.1 million.  At June 30, 2003, there were 648,000 authorized shares available for repurchase.

In connection with our acquisition of DCI on April 30, 2002, DCI’s majority shareholder (“the Shareholder”) entered into an agreement to not sell a significant portion of the CIBER common stock received in the transaction for a period of up to 90 days (the “Lockup Agreement.”)  As an inducement for the Shareholder to enter into the Lockup Agreement, CIBER granted the Shareholder an option that under certain circumstances, the Shareholder could require CIBER to repurchase up to 805,000 shares of CIBER common stock at $7.25 per share.  In May 2003, the Shareholder exercised this option.  CIBER paid approximately $5.8 million for the acquisition of these shares, which has been accounted for as treasury stock.

 (11) Segment Information

Our operating segments are organized internally primarily by the nature of their services and geographic area. As a result of our January, 2003 acquisition of ECsoft we have significantly expanded and reorganized our European operations.  Effective January 1, 2003, we have created a new reportable segment “European Operations,” resulting in three reportable segments, Custom Solutions, Package Solutions and European Operations. All prior year segment data presented herein has been restated to conform with the 2003 segment presentation.  Similar operating units have been aggregated in the determination of reportable segments.  The Custom Solutions segment includes our United States based CIBER branch offices that provide project based custom ITsolutions and IT staffing staff augmentation services. Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division (including our Canadian subsidiary) and our DigiTerra, Inc. subsidiary.  The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), supply chain management and customer relationship management software from software vendors such as J.D. Edwards, Lawson, PeopleSoft, Oracle and SAP.  In 2003, our European Operations segment includes the acquired ECsoft operations and is comprised of our European operations in Denmark, Germany, Hungary, the Netherlands, Norway, Sweden and the United Kingdom.  In 2002, European Operations included our CIBER Solution Partners’ operations in Germany, Hungary, the Netherlands and the United Kingdom.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  The following presents financial information about our reporting segments:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total revenues:
Custom Solutions	$132,121	$127,593	$264,082	$235,237
Package Solutions	25,203	23,198	47,962	45,941
European Operations	20,257	5,044	35,703	9,859
Inter-segment	(438)	(778)	(1,049)	(1,447)
Total	$177,143	$155,057	$346,698	$289,590

Inter-segment revenues:
Custom Solutions	$(86)	$(4)	$(92)	$(64)
Package Solutions	(352)	(774)	(957)	(1,383)
Total	$(438)	$(778)	$(1,049)	$(1,447)

Income (loss) from operations:
Custom Solutions	$12,973	$12,292	$25,191	$19,496
Package Solutions	3,017	(165)	4,828	44
European Operations	948	658	403	1,255
Corporate	(4,763)	(7,096)	(9,879)	(12,069)
Total	12,175	5,689	20,543	8,726
Amortization of intangibles	(784)	(18)	(1,313)	(200)
Operating income	$11,391	$5,671	$19,230	$8,526

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto. With the exception of historical matters and statements of current status, certain matters discussed below are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Without limiting the foregoing, the words “anticipates,” “believes,” “could,” “expects,” “estimate,” “intend,” “may,”  “opportunity,” “plans,” “potential,” “projects,” “should,” and “will” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially are discussed below, under the caption “Disclosure Regarding Forward-Looking Statements and Factors that May Affect Future Results or the Market Price of Our Stock,” Many of these factors are beyond our ability to predict or control. We disclaim any intent or obligation to update publicly such forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

2003 Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base.  In 2003, we completed the following business combinations:

Acquired Company	Date	Consultants added	Goodwill added
ECsoft Group plc	January 2003	440	$12.9 million
AlphaNet Solutions, Inc.	June 2003	120	$1.7 million

Effective January 23, 2003, we completed our acquisition of ECsoft Group plc. Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  The aggregate purchase price for all of ECsoft’s shares totaled approximately $53.4 million, excluding transaction-related costs.  ECsoft (now named CIBER Europe Limited) is incorporated under the laws of England and Wales and at the time of the acquisition had operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to services provided by CIBER.  A significant factor in the purchase price was ECsoft’s cash balance of $45 million.  We acquired ECsoft to significantly increase the size of our European operations, including adding to our European management team.  ECsoft is expected to add $55-60 million in annual revenues.  As a result, effective January 1, 2003, we have created a new reportable segment “European Operations.”

On June 25, 2003, we completed our acquisition of AlphaNet Solutions, Inc. Prior to the acquisition, AlphaNet’s shares were publicly traded on the NASDAQ exchange.  The aggregate purchase price for all of AlphaNet’s shares, including stock options, totaled approximately $28.7 million, excluding transaction-related costs.  AlphaNet, located in Cedar Knolls, New Jersey provides information technology consulting services similar to services provided by CIBER.  A significant consideration in arriving at the purchase price was AlphaNet’s cash balance of approximately $19 million at closing.  We acquired AlphaNet to increase our capabilities and service offerings and our client base in the New York/New Jersey metro area.  AlphaNet will be combined with our existing Edison, New Jersey operations and is expected to generate approximately $20 million in annual revenues.  The acquired AlphaNet business will be included in our Custom Solutions Segment.

Results of Operations

The following table sets forth certain statement of operations data, expressed as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Consulting services	95.4%	95.9%	96.3%	95.4%
Other revenues	4.6	4.1	3.7	4.6
Total revenues	100.0%	100.0%	100.0%	100.0%

Gross margin-services	29.3%	29.3%	28.8%	28.6%
Gross margin-other revenues	32.2	29.5	28.7	33.9
Gross margin-total	29.4	29.3	28.8	28.9
Selling, general and administrative expenses	22.6	25.6	22.8	25.9
Operating income before amortization	6.8	3.7	6.0	3.0
Amortization of intangible assets	0.4	0.0	0.4	0.0
Operating income	6.4	3.7	5.6	3.0
Interest and other income (expense), net	0.0	(0.2)	(0.2)	(0.2)
Income before income taxes	6.4	3.5	5.4	2.8
Income tax expense	2.5	1.4	2.1	1.1
Net income	3.9%	2.1%	3.3%	1.7%

The following table sets forth certain operating data for our reportable segments:

	Three months ended June 30,		Six months ended June 30,
In thousands	2003	2002	2003	2002
Services Revenue:
Custom Solutions	$127,667	$123,715	$256,359	$227,779
Package Solutions	21,767	20,678	43,298	40,748
European Operations	19,951	5,044	35,206	9,321
Eliminations	(435)	(775)	(1,049)	(1,443)
	$168,950	$148,662	$333,814	$276,405

Percent of Services Revenue:
Custom Solutions	75%	83%	77%	82%
Package Solutions	13%	14%	13%	15%
European Operations	12%	3%	10%	3%
Services Gross Margin %:
Custom Solutions	27.2%	28.5%	27.0%	27.9%
Package Solutions	34.7%	30.9%	35.6%	29.5%
European Operations	34.1%	41.3%	31.5%	41.4%

Three Months Ended June 30, 2003 as Compared to Three Months Ended June 30, 2002

Total revenue for the three months ended June 30, 2003 increased 14% to $177.1 million from $155.1 million for the quarter ended June 30, 2002.  Consulting service revenues increased 14% and other revenues increased 28% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.  Other revenue totaled $8.2 million for the three months ended June 30, 2003 compared to $6.4 million for the same quarter last year.  This increase is the result of the improved demand for IT products. Custom Solutions service revenues increased 3%, Package Solutions service revenues increased 5% and our European Operations service revenues increased 295% when compared to last year.  Overall, the 2003 revenue growth resulted primarily from our acquisitions of DCI and ECsoft, which closed in May of 2002 and January of 2003, respectively, as well as a 1% improvement in billable consultant utilization in 2003 compared to 2002.  Our average number of billable consultants increased 13% to approximately 5,100 for the quarter ended June 30, 2003 from approximately 4,500 for the quarter ended June 30, 2002.  The increase in Custom Solutions’ service revenue during the three months ended June 30, 2003 was due to an average net increase of approximately 200 consultants (+6%) combined with an improvement in billable consultant utilization to 93.9% in 2003 from 92.6% for the same quarter of 2002.  The increase in Package Solutions’ service revenues during the three months ended June 30, 2003 was due to an improvement in billable consultant utilization to 78.6% in 2003 from 63.8% for the same quarter of last year.  The utilization improvement was partially the result of a net decrease of approximately 60 billable consultants  (-12%) quarter over quarter.  The increase in European Operations’ service revenue was the result of our ECsoft acquisition completed in January 2003, which added approximately 440 billable consultants to this segment.

Our overall gross margin percentage increased to 29.4% of revenues for the three months ended June 30, 2003 from 29.3% of revenues for the same quarter in 2002. The increase is due to improved gross margins on other revenues, which improved to 32.2% for the quarter ended June 30, 2003 compared to 29.5% for the same quarter of prior year.  Gross margins on service revenues remained consistent at approximately 27% for both 2003 and 2002.  Custom Solutions’ gross margin on service revenues decreased 13 basis points during the three months ended June 30, 2003 compared to the same period in the prior year.  The decrease was primarily due to a decrease in average hourly billing rates to $64.83 for the quarter ended June 30, 2003 from $66.77 for the same quarter of prior year.  Package Solutions’ gross margin on service revenues increased 378 basis points for the quarter ended June 30, 2003 compared to the same quarter of the prior year.  This increase was due to the significant improvement in billable consultant utilization during 2003 compared to the same period in the prior year.  European Operations’ gross margin on service revenues decreased to 34.1% for the quarter ended June 30, 2003 from 41.3% for the same period in the prior year due to the addition of ECsoft, which has lower margins than our historical European operations.

Our gross margin percentage on other revenues increased to 32.2% for the three months ended June 30, 2003 from 29.5% in 2002 due primarily to increased commissions on product sales during the period.

Selling, general and administrative expenses (“SG&A”) increased to $39.9 million for the quarter ended June 30, 2003 from $39.8 million for the same period last year.  However, as a percentage of sales, SG&A decreased to 22.5% for the quarter ended June 30, 2003 from 25.7% in 2002, as we continue efforts to contain costs and leverage our existing infrastructure.

Income from operations before amortization (which is how we internally measure our segment operations) increased 113% to $12.1 million (6.8% of revenues) for the quarter ended June 30, 2003 from $5.7 million (3.7% of revenues) for the same quarter of 2002.

Amortization of intangible assets increased to $784,000 for the three months ended June 30, 2003 from $18,000 for the same quarter last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit as well as our average interest rate for the period.  Net interest expense decreased in 2003 compared to 2002, due to the fact that we maintained a lower average outstanding balance during the quarter ended June 30, 2003 compared to the same quarter of the prior year.  Additionally, our interest rate decreased to 3.8% for the quarter ended June 30, 2003 from 4.30% for the same quarter of 2002.

Our effective tax rate was 39.2% for the three months ended June 30, 2003 as compared to 40.0% for the same period of last year.  Our effective tax rate has decreased slightly in 2003 from the prior year, due to the fact that our European operations, which have a lower tax rate, are expected to represent a larger portion of our pretax income in 2003.

Six Months Ended June 30, 2003 as Compared to Six Months Ended June 30, 2002

Total revenue for the six months ended June 30, 2003 increased 20% to $346.7 million from $289.6 million for the six months ended June 30, 2002.  Consulting service revenue increased 21%, which was partially offset by a 2% decrease in other revenue.  Other revenue totaled $12.9 million for the six months ended June 30, 2003 compared to $13.2 million for the same period last year, a decrease of 2%.  This decrease is due to a decrease in demand for IT products during the first quarter of 2003. Custom Solutions service revenue increased 13%, Package Solutions service revenue increased 6% and our European Operations service revenue increased 278% when compared to the same period last year.  The 2003 revenue growth resulted primarily from our acquisitions of DCI and ECsoft, which closed in May of 2002 and January of 2003, respectively, as well as a 3% improvement in billable consultant utilization in 2003 compared to the same period in 2002. Our average number of billable consultants increased 19% to approximately 5,000 for the six months ended June 30, 2003 compared to approximately 4,200 for the six months ended June 30, 2002.  The increase in Custom Solutions’ service revenue during the six months ended June 30, 2003 was due to an average net increase of approximately 472 consultants (+13%). The increase in service revenue is also attributable to an improvement in billable consultant utilization to 94.4% in 2003 from 91.8% for the same period of 2002.  The increase in Package Solutions’ service revenues during the six months ended June 30, 2003 was due to increased billing rates and more importantly improved utilization levels to 77.2% in 2003 from 61.4% for the same period of last year.  Improvements in rates and utilization were partially offset by an average net decrease of approximately 60 consultants (-13%) period over period.  The increase in European Operations’ service revenue was the result of our ECsoft acquisition completed in January 2003.

In total, our gross margin percentage decreased to 28.8% of revenues for the six months ended June 30, 2003 from 28.9% of revenues for the same period of last year. The decrease is due to lower gross margins on other revenue offset partially by improved gross margins on service revenues. Custom Solutions’ gross margin on service revenue decreased 80 basis points during the six months ended June 30, 2003 from the same period in the prior year.  This decrease was primarily due to a decline in average billing rates to $65.46 for the period ended June 30, 2003 from $66.65 for the same period of prior year, while costs remained consistent.  This year over year decrease is the result of lower billing rates associated with the acquisition of DCI in May 2002.  DCI, which had a lower gross profit percentage, influenced all of the six months of 2003 and only two months of 2002. Package Solutions’ gross margin on service revenue increased 609 basis points for the six months ended June 30, 2003 compared to the same period of the prior year.  The increase was due to the significant increase in utilization levels year over year, as significant steps were taken to bring non-billable time in line with current demand.  European Operations’ gross margin on service revenue decreased to 31.5% for the six months ended June 30, 2003 from 41.4% for the same period in the prior year due to the addition of ECsoft, which has lower margins than our historical European operations.

Our gross margin percentage on other revenue decreased to 28.7% for the six months ended June 30, 2003 from 33.9% in 2002 due to decreased margins on both hardware sales and commissions on product sales during the period.

Selling, general and administrative expenses (“SG&A”) increased to $79.2 million for the six months ended June 30, 2003 from $74.9 million for the same period last year.  However, as a percentage of sales, SG&A decreased to 22.8% for the six months ended June 30, 2003 from 25.9% in 2002, as we continue efforts to contain costs and leverage our existing infrastructure. The increase in SG&A costs resulted from the combination of our acquisition of ECsoft during 2003, which added approximately $7.5 million to SG&A, the closing of our Oxford, UK office, which added approximately $730,000 of costs in 2003.

Income from operations before amortization (which is how we internally measure our segment operations) increased 135% to $20.5 million (5.9% of revenues) for the six months ended June 30, 2003 from $8.7 million (3.0% of revenues) for the same period of last year.

Amortization of intangible assets increased to $1.3 million for the six months ended June 30, 2003 from $200,000 for the same period last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit.  Net interest expense increased, period over period, as we borrowed under our line of credit to fund our acquisition of ECsoft in January 2003.

Our effective tax rate was 39.0% for the six months ended June 30, 2003 as compared to 40.0% for the same period of last year.  Our effective tax rate has decreased slightly in 2003 from the prior year, due to the fact that our European operations, which have a lower tax rate, are expected to make up a larger portion of our pretax income in 2003.

Liquidity and Capital Resources

At June 30, 2003, we had $118.6 million of working capital and a current ratio of 2.4:1. Historically, we have used our operating cash flow plus the periodic sale of stock and borrowings under our line of credit to finance our operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the end of next year.

In thousands	Six months ended June 30,
Net cash provided by (used in):	2003	2002
Operating activities	$9,694	$16,190
Investing activities	(17,973)	(44,838)
Financing activities	13,691	23,864
Effect of foreign exchange rates on cash	1,063	267
Net increase (decrease) in cash and equivalents	$6,475	$(4,517)

Net cash provided by operations decreased during the six months ended June 30, 2003 compared to the same period of the prior year due primarily to a decrease in collections of receivables.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  During the six months ended June 30, 2003, our acquisitions, net of cash acquired, consists of $7.4 million of net cash used for our ECsoft acquisition, approximately $10.7 million of net cash used for our AlphaNet acquisition. Purchases of property and equipment have increased as a result of certain system upgrades completed during the period.

Financing activities are primarily comprised of cash provided by sales of stock under our employee stock purchase plan, cash used for the purchase of treasury stock and borrowing/repayments under our line of credit.  During the six months ended June 30, 2003, we borrowed under our line of credit to finance the acquisition of ECsoft and AlphaNet.  Subsequent to completion of these acquisitions, we used part of the acquired cash balances to reduce our borrowings. We purchased $3.1 million of treasury stock during the six months ended June 30, 2003 compared to $217,000 for the same period of last year. During 2003 we also paid $5.8 million for the cash settlement of a put option issued in connection with our acquisition of DCI in 2002.

Total accounts receivable increased to $160.2 million at June 30, 2003 from $132.5 million at December 31, 2002 primarily due to our acquisitions of ECsoft and AlphaNet, which contributed approximately $13.0 million and $4.4 million, respectively of our June 30, 2003 accounts receivable balance. Total accounts receivable days sales outstanding (“DSO”) increased slightly to 80 days at June 30, 2003 as compared to 76 days at December 31, 2002.  Changes in accounts receivable have a significant effect on our cash flows.  Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), fluctuations in the levels of IT product sales and our level of collection efforts.  Many individual reasons are outside of our control.  As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

Our cash balance primarily results from recent U.S. cash receipts plus cash held by our foreign subsidiaries.  Our domestic cash balances arise due to recent bank deposits of checks for which funds are not yet cleared.  Once cleared, deposits automatically pay down the line of credit.  At June 30, 2003, we had approximately $16.8 million of cash held by our foreign subsidiaries.

Prepaid expenses and other current assets increased to $10.8 million as of June 30, 2003 from $7.8 million as of December 31, 2002 primarily as a result of approximately $2.3 million of prepaids and other current assets acquired in connection with the acquisition of ECsoft.  At June 30, 2003 we also have approximately $870,000 of prepaid expenses for our annual sponsorship of the International Golf Tournament, to be held in August 2003.

Accrued compensation and related liabilities increased to $35.4 million as of June 30, 2003 from $30.4 million at December 31, 2002. This increase is due to increased payroll tax liabilities and the addition of $6.5 million of accrued compensation relating to ECsoft and AlphaNet.  In addition, our quarter-end headcount increased to approximately 6,000 at June 30, 2003 from 5,400 at December 31, 2002. This increase was partially offset by a decrease in the number of days of payroll accrued at the end of the period due to the timing of our normal bi-weekly U.S. payroll cycle.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items, relate to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  There was an increase in hardware sales at the end of June, which resulted in an increase in accounts payable at quarter end.  Other accrued expenses and liabilities increased to $23.7 million as of June 30, 2003 from $14.1 million as of December 31, 2002. This increase is primarily due to $8.4 million of other liabilities assumed with the ECsoft acquisition.

In 2003, we continued the repurchase of our common stock under our share repurchase programs.  At June 30, 2003, we had authorization for the repurchase of 648,000 shares.  We may continue to use cash to repurchase our common stock in future periods.

We have a $50 million reducing revolving line of credit agreement with Wells Fargo Bank, N.A. that expires September 30, 2004.  The maximum available borrowing under the line of credit automatically reduces to $47.5 million on December 31, 2003 and continues to reduce by $2.5 million on the last day of each subsequent calendar quarter.  Borrowings bear interest based on the bank’s prime rate and ranges from prime minus 0.20% to prime less 0.70%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, and changes accordingly at the beginning of each quarter.  On July 1, 2003, the bank’s prime rate was 4.00% and our rate on borrowing was 3.55%. We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit.  The line of credit is secured by substantially all of our assets.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum liabilities to tangible net worth ratio of 1.75, a minimum fixed charged coverage ratio (EBITDAR to total fixed charges) of 1.75, a maximum leverage ratio (total funded indebtedness divided by EBITDA) of 1.0 (and a maximum asset coverage ratio (total funded indebtedness divided by net domestic accounts receivable) of 0.50.  We are required to satisfy the financial covenants at the end of each quarter.  Certain elements of these ratios are defined below.

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

At June 30, 2003 we are in compliance with all bank covenants and we expect to be in compliance with these covenants in the future.

Our reserve for accrued lease costs increased to $12.4 million at June 30, 2003 from $9.6 million at December 2002.  This results from office locations that are vacant or that we have subleased at a loss.  We have recorded related expense of $940 during the six months ended June 30, 2003.  We also increased this reserve by $4.7 million due to historical lease reserves assumed with ECsoft.  The current market for office space in many of these areas continues to be unfavorable.  While we have been successful in subleasing some of these vacant facilities to minimize our liability, in many cases we have accrued 100% of the remaining liability, as sublease income is doubtful.  If, ultimately, any excess lease reserves related to leases acquired in business combinations is determined to exist, such amount will be recorded as a reduction of goodwill.  As we continue to evaluate our office facility needs with our level of operations, we may incur future charges related to office consolidation.

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

Revenue recognition and fixed-price contracts - We recognize revenues as we perform services for our clients.  We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period we estimate and accrue revenue for services performed since the last billing cycle.  These unbilled amounts are actually billed the following month and any differences compared to estimates are accounted for.  The most common reason for differences between our accruals and actual bills relate to hour adjustments as time sheets are approved, late time sheets received, and rate changes.  For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Each contract has different terms, scope, deliverables and engagement complexities that require significant judgment.  The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known. Our ability to accurately predict personnel requirements and other costs, as well as to effectively manage a project or achieve a certain level of performance can have a significant impact on the gross margins related to our engagements. Also, with fixed-price contracts, we are subject to the risk of cost overruns.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.

Collectibility of accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  Our allowance for bad debts is based upon specific identification of likely and probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

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

Disclosure Regarding Forward-Looking Statements and Factors That May Affect Future Results or the Market Price of Our Stock

Included in this Report and elsewhere from time to time in other written and oral statements, are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995.  Words, such as  “anticipates,” “believes,” “could,” “expects,” “estimate,” “intend,” “may,”  “opportunity,” “plans,” “potential,” “projects,” “should,” and “will” and similar expressions are intended to identify forward-looking statements. Forward-looking statements give our expectations about the future and are based upon our current expectations, estimates and projections.  These statements are only predictions and as such are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  As a result, the statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock and/or which could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

The continuation of current economic downturn, and future economic downturns, may cause our revenues to decline.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by regional and global economic conditions.  As a result of the current difficult economic environment, some clients have cancelled, reduced or deferred expenditures for information technology products and services. Future deterioration of economic conditions could adversely affect our pricing and utilization rates, and therefore our revenues and profitability.

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

•                  our clients’ perception of our ability to add value through our services;

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

If our clients are not satisfied with our services, we may have exposure to liabilities, which could adversely affect our profitability and financial condition, and our ability to compete for future work may be adversely affected.

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts, which are designed to limit our exposure to legal claims relating to our services and the applications we develop, may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we will be sued in the future.  In addition, although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.  Moreover, as a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against our work may damage our reputation, which in turn, could impact our ability to compete for new work and negatively impact our revenues and profitability.

If we do not successfully integrate the businesses that we acquire, our revenues and profitability may decline.

As an integral part of our business strategy, we intend to continue to expand by acquiring information technology businesses.  We regularly evaluate potential business combinations and aggressively pursue attractive transactions. Since January 2000, we have completed 12 acquisitions. We may be unable to profitably manage businesses that we have acquired or that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our revenues, profitability and our financial condition.

Acquisitions involve additional risks, including:

•                  diversion of management’s attention from existing business activities;

•                  additional costs and delays from difficulties in the integration of the acquired business with our existing operations;

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

•                  impairment charges for acquired intangible assets, including goodwill, that decline in value; and

•                  dilution to our earnings per share as a result of issuing shares of our stock to finance acquisitions.

Also, client dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. Further, the acquired businesses may not achieve the revenue and earnings we anticipated.

Historically, we have not always achieved the level of benefits that we expected from our acquisitions.  Certain acquisitions have not resulted in the revenues or growth we expected due to client attrition and difficulty in selling additional services. In some cases, our operating expenses have been higher than expected because we have not achieved the level of synergies expected from certain acquisitions.  In addition, we had an approximately $81 million goodwill impairment charge in 2000 in connection with our acquisitions of Business Impact Systems, Inc., Integration Software Consultants, Inc., York & Associates, Inc., Interactive Papyrus, Inc. and Paragon Solutions, Inc.  The impairment charge resulted from a combination of factors, including among others, our use of stock as consideration for the acquisitions which required premiums over cash consideration, acquiring the entities at a time when the value of IT services companies was much higher than at the time of the impairment charge, and a significant decrease in the IT services requirements of dot.com companies in the spring of 2000 coupled with greater competition to provide such services which led to a decrease in revenues, cash flows and expected future growth rates of these operations.

Based on this experience, we will continue to evaluate from time to time, on a selective basis, other strategic acquisitions if we believe they will help us obtain well-trained, high-quality employees, new service offerings, additional industry expertise, a broader client base or an expanded geographic presence. There can be no assurance that we will be successful in identifying candidates or consummating acquisitions on terms that are acceptable or favorable to us. In addition, there can be no assurance that financing for acquisitions will be available on terms that are acceptable or favorable. We may issue shares of our common stock as part of the purchase price for some or all of these acquisitions. Future issuances of our common stock in connection with acquisitions also may dilute our earnings per share.

Financial and operational risks of international operations could result in a decline of our revenue and profitability.

We expect to continue to expand our international operations. Our foreign operations accounted for 4% of our 2002 revenues. With our January 2003 acquisition of ECsoft Group, we expect our international operations to be approximately 10% to 12% of our total revenues in 2003.  We now have offices in eight foreign countries: Canada, Denmark, Germany, Hungary, the Netherlands, Norway, Sweden and the United Kingdom.  International operations could cause us to be subject to unexpected, uncontrollable and changing economic and political conditions that could have an adverse effect on our business, revenues, profitability and financial condition.  The following factors, among others, present risks that could have an adverse effect on us:

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

We have certain significant client relationships and our contracts can be terminated by our clients with short notice, for which the loss of any such significant client could reduce our revenue and profitability or adversely affect our financial condition.

Our five largest clients accounted for 30% of our revenues in 2002.  The various agencies of the federal government represent our largest client, accounting for 12% of total revenues. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months, however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty.  In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts.  Among other things, the federal and state governments may terminate contracts, with short notice, for convenience and may cancel multi-year contracts if funds become unavailable.  When contracts are terminated, our revenues may decline, and if we are unable to eliminate associated costs in a timely manner, our profitability may decline.  If any government or significant client terminates its relationship with us or substantially decreases its use of our services, our business reputation and financial condition may suffer.  In addition, if any significant client defaults in its payment obligations to us (for example, in the case of a client bankruptcy), our profitability and financial condition would be adversely affected as reserves are established for such receivables.

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

If we do not accurately estimate the cost of a large engagement which is conducted on a fixed-price basis, our revenue and profitably may decline.

We estimate that approximately 10% of our revenue is from engagements performed on a fixed-price basis.  For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known. Losses, if any, on fixed-price contracts are recognized when the loss is determined. When proposing for and managing fixed-price engagements, we rely on our estimates of costs for completing the project. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to apply them to the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts including delays caused by factors outside of our control could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

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

We operate in a highly competitive industry that includes a large number of participants.  We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors’ profit margins.  In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets.  As a result, we may be unable to continue to compete successfully with our existing or any new future competitors, and our revenues and profitability may be adversely affected.

If we are unable to manage our growth, our profitability may decline.

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

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. Employee turnover is generally high in the IT services industry.  If our efforts in these areas are not successful, our costs may increase, our sales efforts may be hindered, and or our customer service may degrade. Although we invest significant resources in recruiting and retaining employees, there is often significant competition for certain personnel in the IT services industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required specific expertise.

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

Our debt may adversely affect our business and may restrict our operating flexibility.

We have a $50 million reducing revolving line of credit with a bank that expires in September 2004.  We have used borrowings under our line of credit for consideration related to our acquisitions of Metamor in 2001, DCI in 2002 and ECsoft and AlphaNet in 2003.  In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit, which non-compliances have been waived by our lender.  We had outstanding borrowings under our line of credit of $42.3 million at June 30, 2003.  The level of our indebtedness could:

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

Our ability to repay or to refinance our indebtedness will depend upon our future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness we may have.  If we are unable to service our indebtedness or maintain covenant compliance, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be affected on satisfactory terms, if at all.

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

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of CIBER or limit the price investors might be willing to pay for our stock, thus impacting the market price of our stock.

Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such events would be beneficial to the interests of the stockholders. These provisions include adoption of a Preferred Stock Purchase Rights Agreement, commonly known as a “poison pill” and giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.               These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and as a result, the price of our common stock could decline.

The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of CIBER, including transactions in which our stockholders might otherwise receive a premium over the then-current market for their shares of CIBER common stock.

Our Chairman of the Board owns significant shares of our common stock and can significantly affect the results of any shareholder vote regardless of the opposition of other stockholders or the desire of other stockholders to pursue an alternate course of action.

Our Chairman of the Board of Directors and Founder, Bobby G. Stevenson, beneficially owns approximately 11% of our common stock. As a result, Mr. Stevenson has the ability to significantly influence the outcome of matters requiring a shareholder vote, including the election of the board of directors, amendments to our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. The interests of Mr. Stevenson may differ from the interests of our other shareholders, and Mr. Stevenson may be able to delay or prevent us from entering into transactions that would result in a change in control, including transactions in which our shareholders might otherwise receive a premium over the then-current market price for their shares.  These factors could limit the price that investors might be willing to pay in the future for shares of our common stock, and as a result, the price of our common stock could decline.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks were reported in our Annual report on Form 10-K for the year ended December 31, 2002.  There have been no material changes in these risks since the end of the year.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financials reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

In response to recent legislation and proposed regulations, we have begun a process of reviewing or internal control structure and our disclosure controls and procedures.  Although we believe our pre-existing disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing minor changes, from time to time, primarily to formalize and document procedures already in place.

 PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

                None

ITEM 2.  Changes in Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

                Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of CIBER, Inc. held on April 29, 2003, the following matter was voted upon with the results indicated below.

Election of two (2) Class III Directors to serve as members of the Board of Directors for a term of three years, or until their successors have been duly elected and qualified.

	In Favor	Withheld
Archibald J. McGill	55,953,283	2,890,466
George A. Sissel	56,785,445	2,058,304

ITEM 5.  Other Information

                                                None

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification by CIBER Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by CIBER Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by CIBER Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

•                  On April 8, 2003, we filed a Form 8-K/A amending our Form 8-K filed on February 4, 2003 to provide required financial statements and pro forma financial information related to our acquisition of ECsoft Group plc.

•                  On April 23, 2003,  we filed a Form 8-K announcing our planned acquisition of AlphaNet Solutions, Inc.

•                  On April 25, 2003,  we filed a Form 8-K announcing our financial results for the quarter ended March 31, 2003.

•                  On May 27, 2003, we filed a Form 8-K/A amending our Form 8-K filed on February 4, 2003 to provide additional financial statements related to our acquisition of ECsoft Group plc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC.

 (Registrant)

Date August 13, 2003	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date August 13, 2003	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer