Form 10-Q
period 2003-09-30
CIBER INC
filed 2003-11-06
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2003

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

Yes ☒    No ☐

As of September 30, 2003, there were 63,814,577 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2003	2002	2003	2002
Consulting services	$168,495	$152,839	$502,309	$429,244
Other revenues	9,396	6,486	22,280	19,671
Total revenues	177,891	159,325	524,589	448,915

Cost of consulting services	121,165	108,972	358,968	306,253
Cost of other revenues	7,019	4,437	16,210	13,150
Selling, general and administrative expenses	41,452	37,414	120,613	112,284
Amortization of intangible assets	710	319	2,023	519
Operating income	7,545	8,183	26,775	16,709
Interest income	96	31	543	83
Interest expense	(321)	(476)	(1,429)	(1,061)
Other income (loss), net	(122)	(232)	20	(187)
Income before income taxes	7,198	7,506	25,909	15,544
Income tax expense	2,806	3,102	10,103	6,317
Net income	$4,392	$4,404	$15,806	$9,227

Earnings per share - basic	$0.07	$0.07	$0.25	$0.15

Earnings per share - diluted	$0.07	$0.07	$0.24	$0.15

Weighted average shares - basic	63,739	64,540	63,930	62,900

Weighted average shares - diluted	65,016	64,890	64,688	63,622

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

In thousands, except per share data	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$19,657	$14,899
Accounts receivable, net	145,964	132,513
Prepaid expenses and other current assets	10,523	7,753
Income taxes refundable	2,630	3,570
Deferred income taxes	6,885	5,034
Total current assets	185,659	163,769

Property and equipment, at cost	50,766	51,746
Less accumulated depreciation and amortization	(34,368)	(34,122)
Net property and equipment	16,398	17,624

Goodwill, net	244,543	234,673
Other intangible assets, net	8,500	3,194
Investment in ECsoft	—	5,043
Other assets	2,596	2,838
Total assets	$457,696	$427,141

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,714	$13,527
Accrued compensation and related liabilities	30,098	30,360
Accrued lease costs – current portion	4,573	3,874
Other accrued expenses and liabilities	22,877	14,114
Income taxes payable	441	1,047
Total current liabilities	72,703	62,922
Bank line of credit	27,268	21,864
Accrued lease costs – long term	6,358	5,701
Deferred income taxes	6,056	3,292
Total liabilities	112,385	93,779

Contingent redemption value of put option	—	5,832
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 64,705 issued	647	647
Additional paid-in capital	266,695	260,031
Retained earnings	81,664	67,831
Accumulated other comprehensive income	2,608	2,391
Treasury stock, 890 and 588 shares at cost	(6,303)	(3,370)
Total shareholders’ equity	345,311	327,530
Total liabilities and shareholders’ equity	$457,696	$427,141

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
In thousands	2003	2002

Operating activities:
Net income	$15,806	$9,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,719	8,081
Amortization of intangible assets	2,023	519
Deferred income taxes	5,576	6,528
Provision for doubtful receivables	1,501	2,759
Provision for office lease and closure costs	940	1,459
Loss recognized on write-down of marketable securities	—	453
Other, net	(846)	280
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,271)	10,285
Other current and long-term assets	1,280	2,641
Accounts payable	(1,111)	(10,405)
Accrued compensation and related liabilities	(8,218)	(8,815)
Accrued lease costs	(3,861)	(4,142)
Other accrued expenses and liabilities	(3,241)	289
Income taxes payable/refundable	7,291	1,123
Net cash provided by operating activities	22,588	20,282

Investing activities:
Acquisitions, net of cash acquired	(17,605)	(42,000)
Proceeds from the sale of DigiTerra Broadband, net of expenses	2,080	—
Purchases of property and equipment, net	(3,169)	(2,149)
Purchases of investments	(62)	(1,352)
Sales of investments	593	1,089
Loans to officers	—	(1,493)
Net cash used in investing activities	(18,163)	(45,905)

Financing activities:
Employee stock purchases and options exercised	6,363	4,428
Sale of stock to investors	—	14,095
Cash settlement of put option	(5,832)	—
Borrowings on long term bank line of credit	326,425	260,589
Payments on long term bank line of credit	(321,021)	(243,246)
Repayment of debt of acquired company	—	(11,739)
Repayment of acquisition note payable	—	(1,500)
Purchases of treasury stock	(5,479)	(1,835)
Line of credit origination fees paid	(250)	(100)
Net cash provided by financing activities	206	20,692
Effect of foreign exchange rate changes on cash	127	331
Net increase (decrease) in cash and cash equivalents	4,758	(4,600)
Cash and cash equivalents, beginning of period	14,899	9,369
Cash and cash equivalents, end of period	$19,657	$4,769

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
In thousands	Shares	Amount

Balances at January 1, 2003	64,705	$647	$260,031	$67,831	$2,391	$(3,370)	$327,530
Net income	—	—	—	15,806	—	—	15,806
Net change in unrealized gain/ (loss) on investments	—	—	—	—	(1,311)	—	(1,311)
Foreign currency translation	—	—	—	—	1,528	—	1,528
Employee stock purchases and options exercised	—	—	—	(1,977)	—	8,340	6,363
Settlement of put option	—	—	5,832	—	—	(5,832)	—
Tax benefit from exercise of stock options	—	—	832	—	—	—	832
Stock compensation expense		—	—	4	—	38	42
Purchases of treasury stock	—	—	—	—	—	(5,479)	(5,479)
Balances at September 30, 2003	64,705	$647	$266,695	$81,664	$2,608	$(6,303)	$345,311

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts or as otherwise noted)

(1)  Summary of Significant Accounting Policies

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations.  In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of operating results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

For all our stock-based plans, we have recorded compensation expenses of $42 and $128 for the nine months ended September 30, 2003 and 2002, respectively. No compensation expense has been recorded for stock options.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123.

		Three months ended September 30,		Nine months ended September 30,
		2003	2002	2003	2002
Net income, as reported		$4,392	$4,404	$15,806	$9,227
Deduct: Stock based compensation expense determined under fair value based method, net of related tax effects		(1,159)	(1,662)	(3,577)	(4,844)
Pro forma net income		$3,233	$2,742	$12,229	$4,383

Earnings per share – basic:	As reported	$0.07	$0.07	$0.25	$0.15
	Pro forma	$0.05	$0.04	$0.19	$0.07

Earnings per share – diluted:	As reported	$0.07	$0.07	$0.24	$0.15
	Pro forma	$0.05	$0.04	$0.19	$0.07

(2) Earnings per share

The computation of earnings per share – basic and diluted is as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$4,392	$4,404	$15,806	$9,227
Denominator:
Basic weighted average shares outstanding	63,739	64,540	63,930	62,900
Dilutive effect of employee stock options	1,277	350	598	722
Dilutive effect of put option	—	—	160	—
Diluted weighted average shares outstanding	65,016	64,890	64,688	63,622

Earnings per share – basic	$0.07	$0.07	$0.25	$0.15
Earnings per share – diluted	$0.07	$0.07	$0.24	$0.15

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 3,637,000 and 4,103,000 for the three months ended September 30, 2003 and 2002, respectively and 5,426,000 and 3,142,000 for the nine months ended September 30, 2003 and 2002, respectively.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$4,392	$4,404	$15,806	$9,227
Change in net unrealized gain/loss on available for sale investments (a)	(46)	153	(1,311)	(1)
Foreign currency translation adjustments	116	195	1,528	1,932
Comprehensive income	$4,462	$4,752	$16,023	$11,158

(a) The year-to-date 2003 balance includes the reversal of the unrealized gains on our investment in ECsoft.  See footnote No. 6.

(4) Acquisitions

AlphaNet Solutions, Inc. – On June 25, 2003, we completed our acquisition of AlphaNet Solutions, Inc. Prior to the acquisition, AlphaNet’s shares were publicly traded on the NASDAQ. We acquired all of the approximately 6.3 million outstanding shares of AlphaNet, for cash consideration of $4.05 per share.  The aggregate purchase price for all of AlphaNet’s shares, including stock options, totaled approximately $28,689, excluding transaction-related costs.  CIBER paid to the holders of vested AlphaNet stock options having an exercise price of less than $4.05 per share, the amount of $4.05 minus the exercise price of each vested stock option.  A significant consideration in arriving at the purchase price was AlphaNet’s cash balance of  $19,007 at closing. AlphaNet, located in Cedar Knolls, New Jersey provided information technology consulting services similar to CIBER and had 120 consultants at the time of the acquisition.  We acquired AlphaNet to increase our capabilities and service offerings and our client base in the New York/New Jersey metro area.  AlphaNet has been combined with our existing Edison, New Jersey operations.

The components of the purchase price allocation are as follows:

Cash paid for AlphaNet shares	$25,795
Cash paid for AlphaNet stock options	2,894
Transaction costs	612
Severance costs	332
Total	$29,633

Allocation of purchase price:
Net tangible asset value acquired	$27,454
Other intangible assets	1,628
Goodwill	551
Total	$29,633

We are in the process of completing the determination of the value of deferred taxes, and thus, the allocation of purchase price is subject to adjustment.  We have recorded preliminary goodwill of $551 related to the acquisition of AlphaNet, all of which has been assigned to our Custom Solutions Segment.  We expect that $332 of the total goodwill will be deductible for income tax purposes. We recorded an accrued liability of $332 for estimated severance of AlphaNet personnel, all of which has been paid as of September 30, 2003.

The following table summarizes the estimated fair values of the acquired tangible assets and assumed liabilities of AlphaNet at the date of acquisition:

Cash and cash equivalents	$19,007
Accounts receivable, net	4,442
Property and equipment	242
Prepaid expenses and other current assets	496
Deferred income taxes	3,500
Income taxes refundable	2,658
Total assets acquired	30,345
Accounts payable	(306)
Accrued compensation and related liabilities	(308)
Other liabilities	(1,666)
Deferred income taxes	(611)
Total liabilities assumed	(2,891)
Net tangible assets	$27,454

ECsoft Group plc – Effective January 23, 2003, we completed our acquisition of ECsoft Group plc (“ECsoft”). Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by CIBER, for cash consideration of 305 pence (approximately $4.94) per share or approximately $50,204 in the aggregate.  In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3,231 bringing our total cost for all of ECsoft’s shares to approximately $53,435, excluding transaction-related costs.  ECsoft, (now named CIBER Europe Limited) which is incorporated under the laws of England and Wales, at the date of the acquisition had approximately 440 consultants and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to CIBER.

The components of the purchase price allocation are as follows:

Cash paid for ECsoft shares	$53,435
Transaction costs	2,182
Severance costs	2,535
Total	$58,152

Allocation of purchase price:
Net tangible asset value acquired	$39,641
Other intangible assets	5,623
Goodwill	12,888
Total	$58,152

We have recorded preliminary goodwill of $12,888 and other intangible assets of $5,623 related to the acquisition of ECsoft, all of which has been assigned to our European Operations Segment.  We expect that approximately $2,535 of the total goodwill will be deductible for foreign income tax purposes.  ECsoft has tax loss carry-forwards in certain foreign jurisdictions.  Any subsequent tax benefits from these loss carry-forwards would be recorded as a reduction of goodwill. In addition, we are in the process of completing the determination of the value of deferred taxes and thus the purchase price allocation is still subject to adjustment.  We recorded an accrued liability of $2,535 for estimated severance of ECsoft personnel, of which $1,404 has been paid in 2003 resulting in a balance of $1,131 at September 30, 2003.

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

The following pro forma information presents the combined results of operations of CIBER, AlphaNet and ECsoft as if the acquisitions had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as, the elimination of ECsoft’s goodwill impairment charge, the elimination of both AlphaNet and ECsoft’s expenses related to their acquisition by CIBER and the addition of interest expense on borrowings used to fund the purchases.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER, AlphaNet and ECsoft constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2003	2002	2003	2002
Total revenues	$177,891	$179,501	$539,861	$511,092
Net income (loss)	$4,392	$1,464	$14,881	$(1,151)
Income (loss) per share - basic	$0.07	$0.02	$0.23	$(0.02)
Income (loss) per share - diluted	$0.07	$0.02	$0.23	$(0.02)

At December 31, 2002 we had an accrued liability of $351 for other exit costs, primarily office closure costs, which had been recorded in connection with our acquisition of Decision Consultants, Inc.  During the nine months ended September 30, 2003, we paid out $158 and the remaining balance of $193 was recorded as a reduction of goodwill.

(5) Sale of DigiTerra Broadband

On May 31, 2003, we sold our DigiTerra Broadband subsidiary for $2,359, net of expenses, resulting in a pre-tax gain of $643, which has been included in other income for the nine months ended September 30, 2003.  As consideration, we received $2,059 in net cash proceeds and the remaining $300 will be held in escrow until May 31, 2004, at which time, we will receive the remaining escrow balance net of any claims which have been paid during the escrow period.  DigiTerra Broadband was a wholly owned subsidiary of CIBER, Inc., that provided technology to automate the sale and management of broadband, wireless and digital video services.  DigiTerra Broadband is separate and distinct from our DigiTerra, Inc. subsidiary that provides enterprise resource planning (ERP) implementation services and is included in our Package Solutions segment.  Prior to its sale, DigiTerra Broadband generated revenue of $795 and a net operating loss of $156 for the five months ended May 31, 2003.

(6) Investment in ECsoft

At December 31, 2002, we owned approximately 10% of the outstanding stock of ECsoft, which had been acquired in the open market, and was accounted for as a marketable security at market value.  In January 2003, as a result of the acquisition of all of the remaining ECsoft shares, the total ECsoft purchase price including the shares held at December 31, 2002 are accounted for based on actual cost.  Accordingly, the unrealized gain on ECsoft shares, of $1,315, net of tax, which had been recorded as part of accumulated other comprehensive income at December 31, 2002, has been reversed in 2003.

(7) Goodwill and Other Intangible Assets

In connection with our acquisition of ECsoft in January 2003, we have reorganized our foreign operations and have created a new European Operations Segment (see Note 11).  As a result, effective January 1, 2003 we have allocated $16,167 of goodwill, from our Custom Solutions Segment to our European Operations Segment

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Custom Solutions Segment	Package Solutions Segment	European Operations Segment	Total
Balance at January 1, 2003	$178,694	$39,812	$16,167	$234,673
ECsoft Goodwill	—	—	12,857	12,857
AlphaNet Goodwill	551	—	—	551
Sale of DigiTerra Broadband	(1,094)	—	—	(1,094)
Goodwill adjustments on prior acquisitions:
Acquired tax benefits realized	—	(1,319)	(2,286)	(3,605)
Other adjustments	(690)	—	—	(690)
Effect of foreign exchange rate changes	—	—	1,851	1,851
Balance at September 30, 2003	$177,461	$38,493	$28,589	$244,543

Amortized other intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization
December 31, 2002
Noncompete agreements	$251	$(163)
Customer relationships	3,778	(672)
	$4,029	$(835)

September 30, 2003
Noncompete agreements	$100	$(25)
Customer relationships	11,064	(2,639)
	$11,164	$(2,664)

Aggregate amortization expense
Nine months ended September 30, 2003		$2,023
Estimated Amortization expense
Year ended December 31, 2003		$2,658
Year ended December 31, 2004		$1,578
Year ended December 31, 2005		$1,528
Year ended December 31, 2006		$1,426
Year ended December 31, 2007		$1,032
Year ended December 31, 2008		$1,032

(8) Accrued lease costs

We have a lease reserve for certain office space that is vacant or has been subleased at a loss.  The activity in the accrued lease costs reserve during the nine months ended September 30, 2003, consists of the following:

Balance at December 31, 2002	$9,575
Charge to cost and expense	940
Additions due to ECsoft acquisition	4,689
Changes to prior acquisitions	(523)
Cash payments	(3,861)
Effect of foreign exchange rate changes	111
Balance at September 30, 2003	$10,931

(9) Revolving Line of Credit

Bank Line of Credit – In August 2003, we amended and restated our line of credit agreement with Wells Fargo Bank, N.A. Under the prior agreement, the maximum amount available for borrowing was subject to periodic reduction.  This reducing feature was eliminated with the amended and restated agreement.  In addition, the maximum amount that may be borrowed under the Line of Credit Agreement increased from $50 million to $60 million through August 15, 2006.  The Line of Credit Agreement is secured by CIBER’s tangible and intangible assets and is also guaranteed by CIBER’s domestic subsidiaries.  There are no origination fees associated with the amended and restated agreement.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 70 basis points to prime less 20 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Total Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On October 1, 2003, the bank’s prime rate was 4.00% and our rate on borrowings was 3.30%.  The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum asset coverage ratio.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisition and investment activity and prohibit the payment of any dividends.

(10) Shareholders’ Equity

Share Repurchase Program – During the nine months ended September 30, 2003, we repurchased 864,000 shares of our common stock at a cost of approximately $5,479.  At September 30, 2003, there were 372,000 authorized shares available for repurchase.

Stock Repurchase (“Put”) Option – In connection with our acquisition of DCI on April 30, 2002, DCI’s majority shareholder (“the Shareholder”) entered into an agreement to not sell a significant portion of the CIBER common stock received in the transaction for a period of up to 90 days (the “Lockup Agreement.”)  As an inducement for the Shareholder to enter into the Lockup Agreement, CIBER granted the Shareholder an option that under certain circumstances, the Shareholder could require CIBER to repurchase up to 805,000 shares of CIBER common stock at $7.25 per share.  In May 2003, the Shareholder exercised this option.  CIBER paid approximately $5,832 for the acquisition of these shares, which were accounted for as treasury stock.

(11) Segment Information

Our operating segments are organized internally primarily by the nature of their services and geographic area. As a result of our January, 2003 acquisition of ECsoft we have significantly expanded and reorganized our European operations.  Effective January 1, 2003, we created a new reportable segment “European Operations,” resulting in three reportable segments, Custom Solutions, Package Solutions and European Operations. All prior year segment data presented herein has been restated to conform with the 2003 segment presentation.  Similar operating units have been aggregated in the determination of reportable segments.  The Custom Solutions segment includes our United States based CIBER branch offices that provide project based custom IT solutions and IT staff augmentation services. Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division (including our Canadian subsidiary) and our DigiTerra, Inc. subsidiary.  The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), and supply chain management software from software vendors such as Lawson, PeopleSoft, Oracle and SAP.  In 2003, our European Operations segment includes the acquired ECsoft operations and is comprised of our European operations in Denmark, Germany, Hungary, the Netherlands, Norway, Sweden and the United Kingdom.  In 2002, European Operations included our CIBER Solution Partners’ operations in Germany, Hungary, the Netherlands and the United Kingdom.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  The following presents financial information about our reporting segments:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Total revenues:
Custom Solutions	$135,493	$133,530	$399,574	$368,765
Package Solutions	24,772	22,399	72,734	68,340
European Operations	18,195	4,460	53,899	14,320
Inter-segment	(569)	(1,064)	(1,618)	(2,510)
Total	$177,891	$159,325	$524,589	$448,915

Inter-segment revenues:
Custom Solutions	$(59)	$—	$(150)	$(64)
Package Solutions	(510)	(1,064)	(1,468)	(2,446)
Total	$(569)	$(1,064)	$(1,618)	$(2,510)

Income (loss) from operations:
Custom Solutions	$11,986	$13,651	$37,177	$33,147
Package Solutions	2,965	2,017	7,793	2,061
European Operations	463	(271)	867	984
Corporate	(7,159)	(6,895)	(17,039)	(18,964)
Total	8,255	8,502	28,798	17,228
Amortization of intangibles	(710)	(319)	(2,023)	(519)
Operating income	$7,545	$8,183	$26,775	$16,709

(12) Subsequent Events

On October 24, 2003, we entered into a definitive agreement to acquire SCB Computer Technology, Inc. (“SCB”).  Each SCB shareholder will receive consideration of  $2.15 per share, comprised of $1.08 in cash and $1.07 of CIBER common stock.   CIBER may increase the cash and decrease the stock component at its sole discretion.  Considering SCB has approximately 26 million shares outstanding, plus the impact of outstanding stock options, we expect the total purchase price for all SCB shares to total approximately $60 million, excluding transaction-related costs.  Closing of this transaction is subject to regulatory and SCB shareholder approval, among other things, and is expected within approximately 90 days.  SCB, based in Memphis, Tennessee provides information technology consulting services similar to CIBER,  with a particular focus on federal and state government clients.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto. With the exception of historical matters and statements of current status, certain matters discussed below are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Without limiting the foregoing, the words “anticipates,” “believes,” “could,” “expects,” “estimate,” “intend,” “may,”  “opportunity,” “plans,” “potential,” “projects,” “should,” and “will” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially are discussed below, under the caption “Disclosure Regarding Forward-Looking Statements and Factors that May Affect Future Results or the Market Price of Our Stock.” Many of these factors are beyond our ability to predict or control. We disclaim any intent or obligation to update publicly such forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

2003 Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base.  In 2003, we completed the following business combinations:

Acquired Company	Date	Consultants added	Goodwill added
ECsoft Group plc	January 2003	440	$12.9 million
AlphaNet Solutions, Inc.	June 2003	120	$551 thousand

Effective January 23, 2003, we completed our acquisition of ECsoft Group plc. Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  The aggregate purchase price for all of ECsoft’s shares totaled approximately $53.4 million, excluding transaction-related costs.  ECsoft (now named CIBER Europe Limited) is incorporated under the laws of England and Wales and at the time of the acquisition had operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provided information technology consulting services similar to services provided by CIBER.  A significant factor in the purchase price was ECsoft’s cash balance of $45 million.  We acquired ECsoft to significantly increase the size of our European operations, including adding to our European management team.  At the time of the acquisition, we expected ECsoft to add $55-60 million in annual revenues.  As a result, effective January 1, 2003, we have created a new reportable segment “European Operations.”

On June 25, 2003, we completed our acquisition of AlphaNet Solutions, Inc. Prior to the acquisition, AlphaNet’s shares were publicly traded on the NASDAQ exchange.  The aggregate purchase price for all of AlphaNet’s shares, including stock options, totaled approximately $28.7 million, excluding transaction-related costs.  AlphaNet, located in Cedar Knolls, New Jersey provided information technology consulting services similar to services provided by CIBER.  A significant consideration in arriving at the purchase price was AlphaNet’s cash balance of approximately $19 million at closing.  We acquired AlphaNet to increase our capabilities and service offerings and our client base in the New York/New Jersey metro area.  At the time of the acquisition, we expected AlphaNet to add approximately $20 million in annual revenue.  AlphaNet has been combined with our existing Edison, New Jersey operations and has been included in our Custom Solutions Segment.

Results of Operations

The following table sets forth certain statement of operations data, expressed as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Consulting services	94.7%	95.9%	95.8%	95.6%
Other revenues	5.3	4.1	4.2	4.4
Total revenues	100.0%	100.0%	100.0%	100.0%

Gross margin—services	28.1%	28.7%	28.5%	28.7%
Gross margin—other revenues	25.3	31.6	27.2	33.2
Gross margin—total	27.9	28.8	28.5	28.8
Selling, general and administrative expenses	23.3	23.5	23.0	25.0
Operating income before amortization	4.6	5.3	5.5	3.8
Amortization of intangible assets	0.4	0.2	0.4	0.1
Operating income	4.2	5.1	5.1	3.7
Interest and other income (expense), net	(0.2)	(0.4)	(0.2)	(0.2)
Income before income taxes	4.0	4.7	4.9	3.5
Income tax expense	1.6	1.9	1.9	1.4
Net income	2.4%	2.8%	3.0%	2.1%

The following table sets forth certain operating data for our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2003	2002	2003	2002
Services Revenue:
Custom Solutions	$128,990	$129,731	$385,351	$357,511
Package Solutions	22,034	19,712	65,331	60,461
European Operations	18,040	4,460	53,245	13,782
Eliminations	(569)	(1,064)	(1,618)	(2,510)
	$168,495	$152,839	$502,309	$429,244

Percent of Services Revenue:
Custom Solutions	76%	84%	77%	83%
Package Solutions	13%	13%	13%	14%
European Operations	11%	3%	10%	3%
Services Gross Margin %:
Custom Solutions	26.6%	29.3%	26.9%	27.9%
Package Solutions	34.9%	34.9%	35.4%	31.2%
European Operations	30.4%	24.7%	31.2%	36.0%

Three Months Ended September 30, 2003 as Compared to Three Months Ended September 30, 2002

Total revenue for the three months ended September 30, 2003 increased 12% to $177.9 million from $159.3 million for the quarter ended September 30, 2002.  Consulting service revenue increased 10% and other revenue increased 45% for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.  Other revenue totaled $9.4 million for the three months ended September 30, 2003 compared to $6.5 million for the same quarter last year.  This increase is the result of the improved demand for IT products including one sale of approximately $2.7 million to a single customer completed during the September 2003 quarter. Custom Solutions service revenue decreased 1%, while Package Solutions service revenue increased 12% and our European Operations service revenue increased 304% when compared to the same quarter of the prior year.

Overall, the 2003 revenue growth resulted primarily from our ECsoft and AlphaNet acquisitions.  Our average number of billable consultants increased 8% to approximately 5,200 for the quarter ended September 30, 2003 from approximately 4,800 for the quarter ended September 30, 2002.  The AlphaNet acquisition contributed approximately $5.0 million in services revenue during the quarter ended September 30, 2003.  Net of the AlphaNet acquisition, the decrease in Custom Solutions’ service revenue during the three months ended September 30, 2003 compared to the same period of 2002 was approximately $5.7 million.  This decrease was due to several factors including the curtailment of several projects at a major client resulting in the reduction of approximately 140 consultants, office closures due to a power outage in the Northeast in August, and finally office closures due to hurricane Isabel in September.  We estimate that these three events negatively impacted revenue for the three months ended September 30, 2003, by approximately $3.5 million.  The remainder of the decrease was due to lower average hourly billing rates, partially offset by an improvement in billable consultant utilization to 92.3% in 2003 compared to 91.8% for the same quarter of 2002.  We expect the major client cutback will reduce our revenues by approximately $4.0 to $5.0 million in the fourth quarter of 2003, however, we expect to regain some of this work beginning in early 2004.  The increase in Package Solutions’ service revenue during the three months ended September 30, 2003 was due to an improvement in billable consultant utilization to 75.1% in 2003 from 66.8% for the same quarter of last year.  The utilization improvement was the result of better management of resources as well as a net decrease of approximately 20 billable consultants  (-4%) quarter over quarter.  The increase in European Operations’ service revenue was the result of our ECsoft acquisition completed in January 2003, which added approximately 440 billable consultants to this segment.

Our overall gross margin percentage decreased to 27.9% of revenue for the three months ended September 30, 2003 from 28.8% of revenue for the same quarter in 2002. The decrease is due to decreased gross margins on both service revenues as well as other revenue. Gross margins on service revenues decreased to 28.1% for the quarter ended September 30, 2003 compared to 28.7% for the same quarter of the prior year. Custom Solutions’ gross margin on service revenue decreased 120 basis points during the three months ended September 30, 2003 compared to the same period in the prior year.  We estimate that approximately one half of the 120 basis point decrease is due to the major client cutback, the power outage and the hurricane that occurred during the quarter, which was described previously.  The remainder of the decrease was primarily due to a lower average hourly billing rate of $64 for the quarter ended September 30, 2003 compared to $66 for the same quarter of the prior year.  Package Solutions’ gross margin on service revenue has remained consistent at 34.9% for the quarters ended September 30, 2003 and 2002.  European Operations’ gross margin on service revenue increased to 30.4% for the quarter ended September 30, 2003 from 24.7% for the same period in the prior year due to an increase in average hourly billing rates to $104 for the quarter ended September 30, 2003 from $92 for the same quarter of the prior year.

Our gross margin percentage on other revenue decreased to 25.3% for the three months ended September 30, 2003 from 31.6% in 2002 due to decreased margins on both hardware sales and commissions on product sales during the period.

Selling, general and administrative expenses (“SG&A”) increased to $41.5 million for the quarter ended September 30, 2003 from $37.4 million for the same period last year.  This increase is due to the additional SG&A associated with the acquired operation of ECsoft and AlphaNet.  As a percentage of sales, SG&A decreased to 23.3% for the quarter ended September 30, 2003 from 23.5% in 2002, as we continue efforts to contain costs and leverage our existing infrastructure.

Income from operations before amortization (which is how we internally measure our segment operations) decreased 3% to $8.3 million (4.6% of revenue) for the quarter ended September 30, 2003 from $8.5 million (5.3% of revenue) for the same quarter of 2002.

Amortization of intangible assets increased to $710,000 for the three months ended September 30, 2003 from $319,000 for the same quarter last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit as well as our average interest rate for the period.  Net interest expense decreased in 2003 compared to 2002, due to the fact that we maintained a lower average outstanding balance during the quarter ended September 30, 2003 compared to the same quarter of the prior year.  Additionally, our interest rate decreased to 3.55% for the quarter ended September 30, 2003 from 4.55% for the same quarter of 2002.

Our effective tax rate was 39.0% for the three months ended September 30, 2003 as compared to 41.3% for the same period of last year.  Our effective tax rate has decreased slightly in 2003 from the prior year, due to the fact that our European operations, which have a lower tax rate, are expected to represent a larger portion of our pretax income in 2003.

Nine Months Ended September 30, 2003 as Compared to Nine Months Ended September 30, 2002

Total revenue for the nine months ended September 30, 2003 increased 17% to $524.6 million from $448.9 million for the nine months ended September 30, 2002.  Consulting service revenue increased 17%, and other revenue increased by 13%.  Other revenue totaled $22.3 million for the nine months ended September 30, 2003 compared to $19.7 million for the same period last year, an increase of 13%.  This increase is due to an increase in demand for IT products during 2003. Custom Solutions service revenue increased 8%, Package Solutions service revenue increased 8% and our European Operations service revenue increased 286% when compared to the same period last year.  The 2003 revenue growth resulted primarily from our acquisitions of Decision Consultants, Inc. and ECsoft, which closed in May of 2002 and January of 2003, respectively, as well as a 2% improvement in billable consultant utilization in 2003 compared to the same period in 2002. Our average number of billable consultants increased 14% to approximately 5,000 for the nine months ended September 30, 2003 compared to approximately 4,400 for the nine months ended September 30, 2002.  The increase in Custom Solutions’ service revenue during the nine months ended September 30, 2003 was due to an average net increase of approximately 360 consultants (+9%). The increase in service revenue is also attributable to an improvement in billable consultant utilization to 93.6% in 2003 from 91.8% for the same period of 2002.  The increase in Package Solutions’ service revenue during the nine months ended September 30, 2003 was due to increased average hourly billing rates and more importantly, improved utilization levels to 76.5% in 2003 from 63.3% for the same period of last year.  Improvements in rates and utilization were partially offset by an average net decrease of approximately 35 consultants (-8%) period over period.  The increase in European Operations’ service revenue was the result of our ECsoft acquisition completed in January 2003.

In total, our gross margin percentage decreased to 28.5% of revenue for the nine months ended September 30, 2003 from 28.8% of revenue for the same period of last year. The decrease is due to lower gross margins on both service revenue as well as other revenue.  Custom Solutions’ gross margin on service revenue decreased 94 basis points during the nine months ended September 30, 2003 compared to the same period in the prior year.  We estimate that approximately twenty percent of the 94 basis point decrease is due to the major client cutback, the power outage and the hurricane that occurred during the quarter, which was described previously.  The remainder of the decrease was primarily due to a lower average billing rate of $65 for the period ended September 30, 2003 compared to $66 for the same period in 2002. Package Solutions’ gross margin on service revenue increased 420 basis points for the nine months ended September 30, 2003 compared to the same period of the prior year.  This increase was due to the significant increase in utilization levels year over year, as significant steps were taken to bring non-billable time in line with current demand.  European Operations’ gross margin on service revenue decreased to 31.2% for the nine months ended September 30, 2003 from 36.0% for the same period in the prior year due to the addition of ECsoft, which has lower margins than our historical European operations.

Our gross margin percentage on other revenue decreased to 27.2% for the nine months ended September 30, 2003 from 33.2 % in 2002 due to decreased margins on both hardware sales and commissions on product sales during the period.

Selling, general and administrative expenses (“SG&A”) increased to $120.6 million for the nine months ended September 30, 2003 from $112.3 million for the same period last year.  As a percentage of sales, SG&A decreased to 23.0% for the nine months ended September 30, 2003 from 25.0% in 2002, as we continue efforts to contain costs and leverage our existing infrastructure. The absolute increase in SG&A costs resulted from the incremental SG&A associated with the acquired operations of Decision Consultants in May of 2002, ECsoft in January of 2003 and AlphaNet in June of 2003.

Income from operations before amortization (which is how we internally measure our segment operations) increased 67% to $28.8 million (5.5% of revenues) for the nine months ended September 30, 2003 from $17.2 million (3.8% of revenues) for the same period of last year.

Amortization of intangible assets increased to $2.0 million for the nine months ended September 30, 2003 from $519,000 for the same period last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit.  Net interest expense increased, period over period, as we borrowed under our line of credit to fund our acquisition of ECsoft in January 2003.

Our effective tax rate was 39.0% for the nine months ended September 30, 2003 as compared to 40.6% for the same period of last year.  Our effective tax rate has decreased slightly in 2003 from the prior year, due to the fact that our European operations, which have a lower tax rate, are expected to make up a larger portion of our pretax income in 2003.

Liquidity and Capital Resources

At September 30, 2003, we had $113.0 million of working capital and a current ratio of 2.6:1. Historically, we have used our operating cash flow plus the periodic sale of stock and borrowings under our line of credit to finance our operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the end of next year.

	Nine months ended September 30,
In thousands	2003	2002
Net cash provided by (used in):
Operating activities	$22,588	$20,282
Investing activities	(18,163)	(45,905)
Financing activities	206	20,692
Effect of foreign exchange rates on cash	127	331
Net increase (decrease) in cash and equivalents	$4,758	$(4,600)

Net cash provided by operations increased during the nine months ended September 30, 2003 compared to the same period of the prior year due primarily to an increase in Net income.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  During the nine months ended September 30, 2003, our acquisitions, net of cash acquired, consist of $7.4 million of net cash used for our ECsoft acquisition, approximately $10.2 million of net cash used for our AlphaNet acquisition. Purchases of property and equipment have increased as a result of certain system upgrades completed during the period.

Financing activities are primarily comprised of cash provided by sales of stock under our employee stock purchase plan, cash used for the purchase of treasury stock and borrowing/repayments under our line of credit.  During the nine months ended September 30, 2003, we borrowed under our line of credit to finance the acquisition of ECsoft and AlphaNet.  Subsequent to completion of these acquisitions, we used part of the acquired cash balances to reduce our borrowings. We purchased $5.5 million of treasury stock during the nine months ended September 30, 2003 compared to $1.8 million for the same period of last year. During 2003 we also paid $5.8 million for the cash settlement of a put option issued in connection with our acquisition of DCI in 2002.

Total accounts receivable increased to $146.0 million at September 30, 2003 from $132.5 million at December 31, 2002 primarily due to our acquisitions of ECsoft and AlphaNet, which added in the aggregate $14.3 million accounts receivable at the time of acquisition.   Total accounts receivable days sales outstanding (“DSO”) decreased slightly to 75 days at September 30, 2003 as compared to 76 days at December 31, 2002.  Changes in accounts receivable have a significant effect on our cash flows.  Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), fluctuations in the levels of IT product sales and our level of collection efforts.  Many individual reasons are outside of our control.  As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

Our cash balance primarily results from recent U.S. cash receipts plus cash held by our foreign subsidiaries.  Our domestic cash balances arise due to recent bank deposits of checks for which funds are not yet cleared.  Once cleared, deposits automatically pay down the line of credit.  At September 30, 2003, we had approximately $17.4 million of cash held by our foreign subsidiaries.

Prepaid expenses and other current assets increased to $10.5 million as of September 30, 2003 from $7.8 million as of December 31, 2002 primarily as a result of approximately $2.4 million of prepaids and other current assets acquired in connection with the acquisition of ECsoft.

Accrued compensation and related liabilities decreased to $30.1 million as of September 30, 2003 from $30.4 million at December 31, 2002. This decrease is due to a decrease in the number of days of payroll accrued at the end of the period due to the timing of our normal bi-weekly U.S. payroll cycle.  At September 30, 2003 we had accrued for 7 days of unpaid wages as compared to 12 days at December 31, 2002.  This was offset almost entirely by $6.5 million of accrued compensation acquired with ECsoft and AlphaNet, as well as normal higher balances for accrued payroll taxes and accrued vacation during the year as compared to at year-end when they are typically the lowest.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items, relate to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  There was a decrease in hardware sales in September as compared to December, which resulted in a decrease in accounts payable at quarter end.  This decrease was offset partially by increased accounts payable of $2.3 million due to the acquisitions of ECsoft and AlphaNet.  Other accrued expenses and liabilities increased to $22.9 million as of September 30, 2003 from $14.1 million as of December 31, 2002. This increase is primarily due to $9.7 million of other liabilities assumed with the ECsoft and AlphaNet acquisitions.

In 2003, we continued the repurchase of our common stock under our share repurchase programs.  At September 30, 2003, we had authorization for the repurchase of 372,000 shares.  We may continue to use cash to repurchase our common stock in future periods.

In August 2003, we amended and restated our line of credit agreement with Wells Fargo Bank, N.A. Under the prior agreement, the maximum amount available for borrowing was subject to periodic reduction.  This reducing feature was eliminated with the amended and restated agreement.  In addition, the maximum amount that may be borrowed under the Line of Credit Agreement increased from $50 million to $60 million through August 15, 2006.  The Line of Credit Agreement is secured by CIBER’s tangible and intangible assets and is also guaranteed by CIBER’s domestic subsidiaries.  There are no origination fees associated with the amended and restated agreement.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 70 basis points to prime less 20 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.   CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Total Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On October 1, 2003, the bank’s prime rate was 4.00% and our rate on borrowings was 3.30%.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and acquisition activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum liabilities to tangible net worth ratio of 2.0, a minimum fixed charged coverage ratio (EBITDAR to total fixed charges) of 1.75, a maximum leverage ratio (total funded indebtedness divided by EBITDA) of 1.25 and a maximum asset coverage ratio (total funded indebtedness divided by net domestic accounts receivable) of 0.50.  We are required to satisfy the financial covenants at the end of each quarter.  Certain elements of these ratios are defined below.

•                  EBITDAR represents net income plus:  interest expense, income tax expense, depreciation expense, amortization expense, and rent payments, measured over the prior four quarters.

•                  Total Fixed Charges represents the sum of capital expenditures, plus interest expense plus rent payments, measured over the prior four quarters.

•                  Total Funded Indebtedness includes borrowings under our line of credit plus the face amount of any outstanding Letter of Credit.

•                  EBITDA represents net income plus:  interest expense, income tax expense, depreciation expense, and amortization expense, measured over the prior four quarters.

At September 30, 2003 we are in compliance with all financial covenants and we expect to be in compliance with these covenants in the future.

Our reserve for accrued lease costs increased to $10.9 million at September 30, 2003 from $9.6 million at December 2002.  This results from office locations that are vacant or that we have subleased at a loss.  We have recorded related expense of $940,000 during the nine months ended September 30, 2003.  We also increased this reserve by $4.7 million due to historical lease reserves assumed with ECsoft.  The current market for office space in many of these areas continues to be unfavorable.  While we have been successful in subleasing some of these vacant facilities to minimize our liability, in many cases we have accrued 100% of the remaining liability, as sublease income is doubtful.  If, ultimately, any excess lease reserves related to leases acquired in business combinations is determined to exist, such amount will be recorded as a reduction of goodwill.  As we continue to evaluate our office facility needs with our level of operations, we may incur future charges related to office consolidation.

Pending Acquisition of SCB Computer Technology - On October 24, 2003, we entered into a definitive agreement to acquire SCB Computer Technology, Inc. (“SCB”).  Each SCB shareholder will receive consideration of  $2.15 per SCB share, comprised of $1.08 in cash and $1.07 of CIBER common stock.   CIBER may increase the cash and decrease the stock component at its sole discretion.  Considering SCB has approximately 26 million shares outstanding, plus the impact of outstanding stock options, we expect the total purchase price for all SCB shares to total approximately $60 million, excluding transaction-related costs.  Closing of this transaction is subject to regulatory and SCB shareholder approval, among other things, and is expected within approximately 90 days.  SCB, based in Memphis, Tennessee provides information technology consulting services similar to CIBER, with a particular focus on federal and state government clients. SCB’s annualized revenue run rate is approximately $135 million.  SCB has certain debt obligations, which we expect to satisfy upon closing of this transaction.  In total, for the share consideration and the repayment of debt, we expect to need approximately $63 million in cash and approximately $27 million of CIBER stock (assuming the cash/stock mix noted above).  As a result, we expect to significantly increase our borrowings upon closing of this transaction and we may need to obtain additional financing in excess of our current $60 million bank lin3e of credit.  This may be achieved by either increasing our bank line of credit or obtaining additional financing from other sources.

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

Revenue recognition and fixed-price contracts - We recognize revenues as we perform services for our clients.  We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenues are recognized under time-and-material contracts as hours and costs are incurred. Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period we estimate and accrue revenue for services performed since the last billing cycle.  These unbilled amounts are actually billed the following month and any differences compared to estimates are accounted for.  The most common reason for differences between our accruals and actual bills relate to hour adjustments as time sheets are approved, late time sheets received, and rate changes.  For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Each contract has different terms, scope, deliverables and engagement complexities that require significant judgment.  The cumulative impact of any revisions in estimated revenues and costs are recognized in the period in which the facts that give rise to the revision become known. Our ability to accurately predict personnel requirements and other costs, as well as to effectively manage a project or achieve a certain level of performance can have a significant impact on the gross margins related to our engagements. Also, with fixed-

price contracts, we are subject to the risk of cost overruns.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.

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

We have a $60 million revolving line of credit with a bank that expires in August 2006.  We have used borrowings under our line of credit for consideration related to our acquisitions of Metamor in 2001, Decision Consultants, Inc. in 2002 and ECsoft and AlphaNet in 2003.  In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit, which non-compliances have been waived by our lender.   We had outstanding borrowings under our line of credit of $27.3 million at September 30, 2003.  The level of our indebtedness could:

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

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financials reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

In response to recent legislation and proposed regulations, we have begun a process of reviewing our internal control structure and our disclosure controls and procedures.  Although we believe our pre-existing disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing minor changes, from time to time, primarily to formalize and document procedures already in place.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 2.	Changes in Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

	Exhibit 31.1	Certification by CIBER Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification by CIBER Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification by CIBER Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	•	On July 30, 2003, we filed a Form 8-K (Item 12) filing a copy of our news release announcing our financial results for the quarter ended June 30, 2003.
	•	On August 20, 2003, we filed a Form 8-K (Item 5) announcing an amendment to our bank line of credit as well as the pre-closing purchase of AlphaNet shares

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC.
(Registrant)

Date	November 6, 2003	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date	November 6, 2003	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer