Form 10-K
period 2003-12-31
CIBER INC
filed 2004-03-10
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-23488

CIBER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2046833
(State of Incorporation)	(I.R.S. Employer Identification No.)

5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 220-0100

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

☒Yes   ☐ No

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

☒Yes   ☐ No

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant’s as of June 30, 2003 was $409,091,393, based on the closing price of the registrant’s Common Stock reported on the New York Stock Exchange on such date of $7.02 per share.

As of March 1, 2004, there were 60,160,715 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be held on April 27, 2004 are incorporated by reference into Part III of this Report.

CIBER, Inc.

Form 10-K

Disclosure Regarding Forward-Looking Statements

Included in this Report and elsewhere from time to time in other written and oral statements, are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecast and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words, such as  “anticipates,” “believes,” “could,” “expects,” “estimate,” “intend,” “may,”  “opportunity,” “plans,” “potential,” “projects,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are only predictions and as such are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Factors that could cause actual results to differ materially, include, among others, price, utilization rate and cost volatility, management of a rapidly changing technology, client satisfaction with our services, growth through business combinations, international operations, business economic conditions, dependence on significant relationships and the absence of long-term contracts, fixed-priced project overruns, governmental audits, competition, the ability to attract and retain qualified IT employees, outstanding debt, and potential fluctuations in quarterly operating results, which are discussed in this Report under the caption “Factors That May Affect Future Results Or The Market Price Of Our Stock.” Many of these factors are beyond our ability to predict or control. As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  In addition, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

(a) General Development of Business

CIBER, Inc. and its subsidiaries (generally referred to herein as “we” or “CIBER”) provide information technology (“IT”) system integration consulting and other IT services primarily to governmental agencies, and Fortune 500 and middle market companies, across most major industries, from offices located throughout the United States and Europe, as well as Canada and India.  We provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  In addition, we also provide IT staff supplementation services and, to a lesser extent, resell certain IT hardware and software products.  We serve clients through local branch offices as well as several hundred traveling consultants.  At December 31, 2003, we had approximately 5,750 employees.  CIBER, Inc. was originally incorporated in Michigan in 1974 and later reincorporated in Delaware in 1993.  We went public in 1994 and our common stock trades on the New York Stock Exchange under the symbol “CBR.”  Our corporate headquarters are located in Greenwood Village, Colorado and our main telephone number is 303-220-0100.

We have used acquisitions to grow our scale and help expand our business model.  In 2003, we significantly expanded our European presence with our acquisition of ECsoft Group plc.  Foreign operations accounted for approximately 11% of our total revenue in 2003.  On March 1, 2004, we acquired SCB Computer Technology, Inc., extending our public sector scale and our largest (in terms of revenue) acquisition to date (see item (c) below for more information on SCB).

(b) Financial Information about Industry Segments

The information required by this item is incorporated herein by reference to Note 18 of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

(c) Narrative Description of Business

Services and Operations

We organize our operating segments primarily by the nature of their services and geographic area.  At December 31, 2003, we have three reportable segments, Custom Solutions, Package Solutions and European Operations. In 2003, Custom Solutions accounted for approximately 76% of our total revenue, while Package Solutions was approximately 13% and European Operations was approximately 11%.  Other revenue, which accounted for 4% of our total revenue in 2003, is comprised principally of Customs Solutions’ resale of third-party IT hardware and software products and Package Solutions commissions on sales of IT products.

Custom Solutions

Our Custom Solutions segment provides IT project solutions and IT staffing in custom-developed software environments.  Our domestic custom branch office network is an integral part of our business strategy. Each branch office has local leadership, sales, recruiting and delivery capabilities.  Through the branch office network, we can (1) offer a broad range of consulting services on a local basis, (2) respond to changing market demands for IT services through a variety of relationships in many industries and geographic areas, and (3) maintain a quality professional staff because of our nationwide reputation and strong recruiting capabilities. Our national practices, which support the local sales and delivery function, include: application development services, enterprise integration services and application outsourcing services.  Our sales methodology and solution delivery capabilities continue to enhance our ability to identify, pursue and close project or solutions-based business. Within this segment, is our public sector practice that provides IT services to federal, state and local government agencies.  Specialty focus areas within the public sector practice include: health and human services; public health; law and justice; motor vehicles; defense/aerospace; outsourcing; human resources and financial management systems; and strategy and enterprise services.

Our Custom Solutions group also resells certain third-party IT hardware and software products, primarily network equipment, including switches and routers, fileservers, application and database servers and related software, data storage systems, security appliances and security software.

Package Solutions

Our Package Solutions segment operates as the CIBER Enterprise Solutions (“CES”) division.  CES provides consulting services to support software from enterprise solutions vendors including PeopleSoft, Lawson, Oracle and SAP, as well as several supply chain management products.  Our services include package software assessment, planning and implementation.  We have vertical expertise in healthcare, higher education, public sector, telecommunications and manufacturing, among others.  Our Technology Solutions Practice helps clients select, configure and design IT platform-related solutions and we are an authorized reseller of certain technology products, primarily from IBM, but also Hewlett-Packard and Intermec.  In recent years, we also used the brand name “DigiTerra” for a portion of this work.

We are a PeopleSoft Gold Services Partner, a Lawson Global Consulting Partner, an Oracle Certified Advantage Partner, as well as a SAP Services Partner. Our partner relationships are a key component of our Package Solutions segment.  These alliance or partner relationships allow us access to various sales and marketing opportunities.  In some cases, it allows us to jointly propose our services along with the software vendor’s proposal for software.  We believe that prospective package software implementation customers often have a preference to only consider purchasing services from a software vendor partner. The software vendors typically also give us a license to the software applications as well as access to the most recent research and development findings and training programs.

European Operations

Our CIBER Europe operations provide a broad range of business and technical consulting services that include application development, package implementation, systems integration and support services.  CIBER Europe maintains offices in Denmark, Germany, the Netherlands, Norway, Sweden and the United Kingdom.  Our partner relationships in Europe include, SAP, Microsoft and PeopleSoft.  European clients are primarily commercial, however, we estimate that approximately 30% of our European revenue comes from public sector clients in several countries.

SCB Computer Technology, Inc.

On March 1, 2004, we acquired SCB Computer Technology, Inc. (“SCB”).  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients. The acquisition of SCB added approximately 1,300 consultants to our professional staff.  We expect SCB to add approximately $125 million of annualized revenue.

The total consideration paid by CIBER for all of SCB’s outstanding shares was approximately $54 million, consisting of approximately $41 million in cash and approximately 1.4 million shares of CIBER common stock valued at approximately $13 million.  In addition, SCB had certain debt obligations, totaling approximately $33 million, which we repaid shortly after closing of the acquisition.  We intend to refinance with Wells Fargo approximately $6 million of debt related to a specific client contract.  We used a portion of the cash raised from our December 2003 Convertible Debenture Offering to fund the cash portion of the purchase consideration and the repayment of SCB’s debt.

The acquisition of SCB expands our Federal Government and State & Local Government Practices and also adds beneficial customer relationships to our commercial sector business.  We believe that the acquisition will be beneficial due to the revenue that SCB’s business will add to our existing operations and due to the expanded presence in certain markets that SCB’s existing client base offers to CIBER. In particular, SCB’s public sector business will compliment our existing state and Federal government service offerings.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  We have purposefully and successfully grown our public sector business over the course of the last several years, and with the addition of SCB, we estimate our state, local and federal government business will represent approximately 35%-40% of our total revenue.  In addition, we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

Acquisitions/Business Combinations

We began operations in 1974 as a professional services staffing organization to assist companies in need of computer programming support. In the late-1980s, we initiated a growth strategy that included expanding our range of IT related services, developing a professional sales force and selectively acquiring established complementary companies. Since our initial public offering in March of 1994, we have completed over 50 business combinations. Our acquisition strategy has been central to our ability to expand our business model.  Our acquisitions have allowed us to effectively expand our business model in the following areas:

•                                          Increased project based capabilities - We have expanded our project based delivery capabilities by adding expertise around PeopleSoft and other enterprise resource planning (ERP) packages. In addition to acquiring project based ERP capabilities, we have organically developed project-level expertise in delivery of custom software applications, application maintenance and technology outsourcing services. This combination of acquired and organically developed project delivery capabilities has resulted in a shift in our mix of business between project based work and staff supplementation services. We believe that the current mix is approximately 60% and 40% of revenue, respectively.

•                                          Established significant public sector presence - Our acquisitions of KCM Computer Consulting, Inc. (1997), Computer Resource Associates (1998), Metamor Industry Solutions, Inc. (2001) and SCB (2004) have enabled us to become an established firm in the public sector, providing services to over 40 state governments and several hundred state agencies, as well as to several agencies of the federal government. Our public sector clients (including Europe) accounted for approximately 26% of our total revenue in 2003.

•                                          Expanded geographic presence - Acquisitions have also allowed us to expand our geographic footprint to include a significant European presence. Beginning with our late 1999 acquisition of Netherlands based Solution Partners BV, and most recently our 2003 acquisition of ECsoft Group, we have expanded our operations to include 10 offices located in six European countries.  Additionally, services are delivered throughout Europe from these base cities.  Our European operations accounted for approximately 11% of our total revenue in 2003, approximately 30% of which was public sector based.

Given the highly fragmented nature of the IT services industry, we intend to pursue business combinations as part of our growth and operations strategy, including international opportunities. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate the acquired operations into our organization effectively, to retain and motivate personnel and to retain clients of acquired companies.  In reviewing potential business combinations, we consider the target company’s geographic reach, cultural fit, capabilities in specific technical services, client base, expected financial performance and the abilities of management, sales and recruiting personnel, among other factors.  From 1996 to 2000, our business combinations generally involved smaller privately held companies and were more frequent as we looked to expand our geographic reach and service offerings.  Since 2001, our acquisitions have tended to involve fewer but larger companies.

From January 2001 to December 2003, we have completed the following significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
ECsoft Group, plc	January 2003	440	$16.7 million
Decision Consultants, Inc.	April 2002	896	$57.6 million
Metamor Industry Solutions, Inc.	October 2001	724	$29.8 million

ECsoft Group plc. (now named CIBER Europe Limited) is incorporated under the laws of England and Wales. At the time of the acquisition, ECsoft had operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provided information technology consulting services similar to services provided by CIBER.  Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  We acquired ECsoft to significantly increase the size of our European operations, including adding to our European management team.  At the time of the acquisition, we expected ECsoft to add approximately $55 million in annualized revenue.

Decision Consultants, Inc. (“DCI”) was very similar to our existing Custom Solutions operations. The majority of DCI’s revenue was from clients that were already CIBER clients and most of DCI’s operations were in locations already served by CIBER Custom branch operations.  As a result, the primary asset acquired was the workforce that was in place, which is accounted for as part of goodwill. Like CIBER, DCI’s consultants comprised an experienced technical workforce that we believed would help maintain and obtain business at both current and new clients.  DCI also added depth to our executive and operations management team.  The acquisition allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenue.  Also significant were the cost savings to be realized by combining redundant corporate back office functions.  DCI added significantly to CIBER’s existing consultant base at IBM, Ford and Verizon, among others.  In addition, the acquisition gave us opportunities at some new strategic clients, however, such clients did not constitute a significant percentage of DCI’s revenue.

Metamor Industry Solutions, Inc. (“Metamor”) provided custom software development and IT staffing for federal and state/local government agencies.  By combining Metamor with CIBER’s existing federal and state/local government operations, we approximately doubled the size of our public sector business.

As a result of our acquisitions we have recorded a significant amount of goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business.  Many of our acquisitions have involved a relatively small amount of acquired net assets, and thus, a large portion of the purchase price has been assigned to goodwill.  Not all of our acquisitions have been successful.  Acquired businesses may perform significantly worse than we had expected for a variety of reasons, including, decreased customer demand for a particular service offering or the loss of a significant customer, among others.  Such factors could lead to a goodwill impairment charge.  During 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions.

Our Competitive Strengths

Though there has been a significant amount of consolidation in our sector, competitive landscape remains highly fragmented characterized by several small local and regional firms and a few large, multi-national competitors. We believe that our corporate strengths position us to respond to the long-term trends, changing demands and competition within our principal market.

•                                          Balanced Business Model - We have developed a business model that allows us to provide superior, leading-edge services, which are routinely updated to meet the current needs of our clients. We have developed a reputation for thought leadership in industry verticals such as state government and higher education, and in technology verticals such as wireless and security applications, including homeland security.

•                                          Competitive Pricing Model -  Our pricing structure is very competitive relative to the level of our service offerings. Because of the efficient overhead structure of our branch office operations and the high utilization of our billable consulting staff, we are able to offer our clients a pricing model that is very competitive. We believe that on average, our hourly billing rates are significantly lower than the rates of national competitors for similar services.

•                                          Scale of Operations -  The competitive landscape for the delivery of IT services is highly fragmented. In almost every major market, we compete with larger national and international publicly held firms, as well as a host of smaller regional and local privately held firms. For the past several years, large clients have attempted to consolidate the purchasing of IT services and work with fewer firms. Because of the relatively large scale of our operations, we have been able to compete effectively to remain a vendor to these large clients. Our success has come at the expense of local and regional competitors that currently lack the scale to compete successfully for this work.

•                                          Breadth of Service Offering -  We offer a broad array of services to our clients including staff supplementation services, custom application development services, implementation services of ERP packages, application maintenance outsourcing services, the reselling of certain hardware and software products, managed hosting and call center support. We believe that having this broad delivery capacity is often a competitive advantage, particularly when competing against smaller local and regional firms.

•                                          Long-term Client Relationships - We have been in business since 1974 and a prominent first-year client, Ford Motor Company, remains one of our top five clients today in terms of annual revenue. This relationship exemplifies the kind of long-term commitment that we have toward our clients and speaks to the quality and breadth of the services that we provide. During 2003, over 80% of the clients that generated $1 million or more of revenue were our clients in 2002.

•                                          Optimized Delivery Methodology - Our proprietary Optimized Delivery Model ™(ODM) is designed to determine the right mix of client and CIBER resources and the appropriate work site for an engagement, balancing the cost of the resources and the complexity of managing a diverse and distributed team. Our approach minimizes resource costs and maximizes delivery efficacy for the benefit of the client. The approach consists of a series of steps to profile the customer’s business drivers and capabilities, create alternative resource scenarios and formalize governance around delivering the work. The output of these efforts is a recommended delivery model that is optimized to balance the client’s resource costs with the risks and constraints of distributed delivery teams. The overall ODM process has been effective in our pursuit of project engagements, and use of the methodology has become a distinct competitive advantage.

•                                          Disciplined Pursuit and Efficient Integration of Strategic Acquisitions -  As previously mentioned, we have completed over 50 business combinations since our initial public offering in March of 1994. During this time, through experience and process, we have developed expertise in effectively valuing and successfully integrating firms with which we combine. We view this skill and expertise as a distinct advantage, especially in the current economic environment.

Our Growth Strategies

•                                          Continued Organic Growth - Throughout our history we have demonstrated an ability to grow our business organically by leveraging long-term client relationships, an efficient sales model and strong recruiting skills. We have demonstrated an ability to grow organically at a rate that outpaces the growth of the industry by capturing incremental market share. We believe our balanced business model, broad array of service offerings and industry expertise will continue to position us for future growth. In addition, we believe additional organic growth will result from our continued penetration of high growth industry segments, such as the public sector and higher education.

•                                          Selectively Pursue Strategic Acquisitions - We will continue to expand and modify our service offerings and geographic footprint to address changes in customer demands and rapidly changing technology by pursuing and executing strategic acquisitions. We have established a long, admirable track record for valuing and integrating acquisition targets. Given the recent spending constraints in our industry and the trend of IT services buyers to consolidate their vendor lists, smaller local or regional firms will be at a competitive disadvantage and thus more likely to consider selling their business. We believe that this trend will drive the continued consolidation within the IT services sector, and that we will be able to continue identifying and acquiring firms that meet our acquisition criteria.

Clients

Our clients consist primarily of Fortune 500 and middle market companies across most major industries and governmental agencies. These organizations typically have significant IT budgets and/or depend on outside consultants to help achieve their business and IT objectives.

In 2003, we estimate our approximate percentage of total revenue by client industry was:

Government	26%
Manufacturing	21%
Telecommunications	11%
Finance, banking & insurance	10%
Healthcare	8%
Automotive	8%
Education	7%
Services and other	9%

Certain clients account for a significant portion of our revenue.  Our largest client accounted for approximately 10%, 12% and 6% of total revenue in 2003, 2002 and 2001, respectively.  In 2003 and 2002, our largest client was the various agencies of the U.S. federal government.  No other client accounted for more than 6% of our revenue in 2003.  In addition, our five largest clients accounted for, in the aggregate, approximately 29%, 30% and 16% of our total revenue in 2003, 2002 and 2001, respectively.  The various federal government agencies we serve accounted for approximately 14% of our Custom Solutions segment revenue in 2003.  Most individual Custom Solutions assignments are from three to twelve months, however, many of our client relationships have continued for many years.  Most of our Custom Solutions revenue each year comes from clients for which we have previously provided services.  Some clients are served by both our Custom Solutions and Packaged Solutions segments.  Within our Package Solutions segment, our largest client accounted for 5% of our Package Solutions segment revenue in 2003.  Our larger Package Solutions customers typically involve a large enterprise software implementation over a period of 9 to 18 months.  With the exception of additional modules, typically, once package software implementations are completed, future Package Solutions revenue from that client is minimal.  As a result, in our Package Solutions segment, client turnover is high and we are generally selling services to new customers.  Essent Energy, our largest European Operations customer, accounted for approximately 12% of our total 2003 European Operations segment revenue.

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

Client Contract Terms

We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenue is recognized under time-and-material contracts as hours and costs are incurred. We estimate that approximately 90% of our 2003 revenue was derived from time-and-material type contracts.  Under our typical time and materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.

For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known. Actual amounts are billed at specific dates or at contract completion.  Although we attempt to obtain periodic payments from our clients under fixed-price contracts, we tend to receive payment more slowly under fixed-price arrangements as compared to time-and-material arrangements.  With fixed-price contracts, we have the opportunity for additional profits if we complete the project under budget.  However, if the project takes additional time or costs, or if the project is otherwise delayed, we are responsible for costs overruns and this could adversely affect our profitability.  Our form of billing arrangement is generally determined based on our client’s preference or requirements.

Seasonality

We experience a moderate amount of seasonality.  Typically our billable hours, which directly affect our revenue and profitability, are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time taken by our employees and our clients.  As a result, our operating income as a percentage of revenue is generally the lowest in the fourth quarter of each calendar year.

Sales Force

We maintain a direct sales force who markets our services to senior business executives, chief information officers, information systems managers and others who purchase IT services. New client contacts are generated through a variety of methods, including client referrals, business alliance partner referrals, trade shows, personal sales calls and direct mailings to targeted clients and prospective clients.

Consultants and Recruiters

Our future success depends in part on our ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated IT needs of our clients. Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies. Historically, competition for personnel in the information technology services industry has been significant. We have had in the past, and expect at some point in the future, to have difficulty attracting and retaining an optimal level of qualified consultants. There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully. Because of this, the recruitment of skilled consultants is a critical element to our success.  We have an internal staff of recruiters devoted to meeting our personnel requirements.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly from city to city as well as by the type of service provided.  Our principal competitors include: Accenture, American Management Systems, Atos Origin, BearingPoint, Cap Gemini Ernst &Young, Deloitte & Touche, EDS, IBM Global Services, Keane, Logica/CMG and Unisys.  Many large consulting firms also offer services that overlap with some of our services. Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we do. In addition, we must frequently compete with a client’s own internal information technology staff. We also compete with Internet professional services firms as well as the service divisions of various software developers.  Our industry is being impacted by the growing use of lower cost offshore delivery capabilities (primarily India) by our competitors and our clients.  There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

Employees

As of December 31, 2003, we had approximately 5,750 employees (approximately 5,000 billable consultants).  None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers and certain other employees. We believe our relations with our employees are good.

Audit Committee Information

Our Board of Directors has determined that Peter H. Cheesbrough, one of our directors and Chairman of our audit committee, qualifies as a “financial expert” pursuant to the requirements of Section 401(h) of Regulation S-K.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.  That code can be found on our website at http://www.ciber.com.  We have also adopted Corporate Governance Guidelines and have revised or adopted new charters for the Audit, Compensation and Nominating corporate governance Committees of our Board of Directors.  These Guidelines and Charters can also be found on our website http://www.ciber.com.

(d) Financial Information about Geographic Areas

The information required by this item is incorporated herein by reference to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

(e) Available Information

The Internet address of our website is http://www.ciber.com.  Through our website, we make available, free of charge, access to all reports filed with the Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practical after they are electronically filed or furnished to the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.  Properties

Our corporate office is located at 5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111, where at December 31, 2003 we occupied approximately 64,000 square feet under a lease that expires in December 2008.  Effective January 2005, this lease increases to approximately 69,000 square feet.  Approximately 13,000 square feet of this office space is used by our Denver area operations.  Generally, we provide our services at client locations and therefore our office locations are primarily used for sales and other administrative functions.  At December 31, 2003, we had lease obligations for approximately 892,000 square feet of office space in approximately 92 locations, including 18 locations that had been subleased or were vacant.  Subleased and vacant locations primarily are the result of acquisitions, but are also a result of cost containment and reorganization efforts.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.” The table below sets forth, for the periods indicated, the high and low sales price per share of our common stock.

	Low	High
Year Ended December 31, 2002
First Quarter	$8.10	$11.70
Second Quarter	6.05	9.10
Third Quarter	4.46	7.45
Fourth Quarter	4.50	6.65
Year Ended December 31, 2003
First Quarter	$3.80	$5.95
Second Quarter	4.50	7.19
Third Quarter	6.66	11.05
Fourth Quarter	7.38	9.70

The closing price of our common stock on March 1, 2004 was $9.74. As of March 1, 2004, there were 3,805 registered holders of record of our common stock.  We estimate there are approximately 20,000 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business. Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so.  In addition, pursuant to the terms of our line of credit agreement with Wells Fargo Bank, we are prohibited from paying any dividends on our stock.

Equity Compensation Plan Information

December 31, 2003

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans/arrangements approved by shareholders	7,578,806		$8.08	3,693,765	(1)

Equity compensation plans/arrangements not approved by shareholders	8,586	(2)	$58.24	16,610	(3)

Total	7,587,392		$8.14	3,710,375

* Excluding securities to be issued upon exercise of outstanding options, warrants and rights.

(1) Includes 2,466,829 shares remaining available for future grants at December 31, 2003 under our stock option plans plus 1,226,936 shares available for future sale to employees under our Employee Stock Purchase Plan.  Our stock option plans expired on January 31, 2004, and thus effective February 1, 2004, no shares are available for future stock option issuances.

(2) Represents warrants for 8,586 shares of our common stock issued in connection with our acquisition of Aris in 2001 as replacement of previously issued Aris warrants.  These warrants are exercisable at an average exercise price of $58.24 and expire in October 2004.

(3) Represents 16,610 shares available for issuance under the Directors’ Stock Compensation Plan (see Note 15 to the Consolidated Financial Statements included herein).

Recent Sales of Unregistered Securities and Use of Proceeds

On December 2, 2003, we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures were issued in a private placement in reliance on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the Debentures were only offered to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in reliance on Rule 144A in transactions exempt from the registration requirements of the Securities Act.

The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  The Debentures accrue interest at a rate of 2.875% per year.  Interest is payable semi-annually in arrears on June 15th and December 15th of each year, beginning June 15, 2004.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.

From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018 or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.

The debentures were sold through Wachovia Securities, Robert W. Baird & Co, Stifel, Nicolaus & Company Incorporated and McDonald Investment Inc.  Debenture issuance costs totaled $5.7 million, of which $5.25 million was underwriting fees.  Our net proceeds were $169.3 million.  Concurrently with the sale of the debentures we used $48.1 million of the net proceeds to repurchase 5.3 million shares of our common stock.  In addition, we used $16.6 million of net proceeds for repayment of our outstanding borrowings under our bank line of credit.  The remaining proceeds will be used in connection with our 2004 acquisition of SCB Computer Technology, Inc. as well as for other general corporate purposes.

Item 6.  Selected Financial Data

The following selected consolidated financial data has been derived from our consolidated financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto, which are included herein.

	Years Ended December 31,				Six Months Ended Dec. 31,	Year Ended June 30,
In thousands, except per share data	2003	2002	2001	2000	1999	1999
Operating Data:
Revenue	$691,987	608,318	558,875	621,534	362,000	719,661
Amortization of intangible assets	$2,664	910	12,155	14,032	6,754	7,520
Goodwill impairment	$—	—	—	80,773	—	—
Operating income (loss)	$32,462	24,522	2,596	(56,897)	29,225	89,340
Net income (loss)	$19,984	14,178	1,684	(66,775)	17,643	54,495
Earnings (loss) per share – basic	$0.31	0.22	0.03	(1.15)	0.31	0.98
Earnings (loss) per share – diluted	$0.31	0.22	0.03	(1.15)	0.30	0.95
Weighted average shares – basic	63,505	63,313	58,191	57,900	57,345	55,362
Weighted average shares – diluted	64,382	63,989	58,698	57,900	58,496	57,141

Balance Sheet Data:
Working capital	$212,552	100,847	101,938	102,918	77,983	149,948
Total assets	$573,323	427,141	368,751	326,347	422,568	408,632
Total long-term liabilities	$188,601	30,857	18,634	—	5,355	—
Contingent value of put option	$—	5,832	—	—	—	—
Total shareholders’ equity	$304,632	327,530	291,290	270,242	342,256	337,136
Shares outstanding, net of treasury	58,599	64,117	60,455	56,775	57,697	58,433

Notes:

•                  We have completed various acquisitions during the periods presented.  The revenue and operating results of acquired companies are included from the respective acquisition dates (see Note 3 to the Consolidated Financial Statements included herein).

•                  In December 2003, we issued $175 million of Convertible Senior Subordinated Debentures (See Note 10 to the Consolidated Financial Statements included herein).

•                  Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, whereby goodwill is no longer amortized.

•                  Effective December 31, 1999, we changed our year-end from June 30 to December 31.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report.  This section also contains forward-looking statements and should also be read in conjunction with the section of this Report titled “Disclosure Regarding Forward-Looking Statements.”

Business and Industry Overview

CIBER, Inc. and its subsidiaries provide information technology (“IT”) system integration consulting and other IT services primarily to governmental agencies, and Fortune 500 and middle market companies, across most major industries, from offices located throughout the United States and Europe, as well as Canada and India.  We provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  In addition, we also provide IT staff supplementation services and, to a lesser extent, resell certain IT hardware and software products.

Our January 2003 acquisition of ECsoft significantly expanded our European operations, and as a result, effective January 1, 2003 we created a new reportable segment called “European Operations.”  We now have three reportable segments, Custom Solutions, Package Solutions and European Operations.  Our Custom Solutions segment includes our United States based CIBER branch offices that provide IT project solutions and IT professional staffing services in custom developed software environments.  Our Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP) and supply chain management software from software vendors such as PeopleSoft, Lawson, Oracle and SAP.  Our European Operations segment includes CIBER Solution Partners’ operations based in the Netherlands plus the recently acquired ECsoft operations and is comprised of our European operations in Denmark, Germany, the Netherlands, Norway, Sweden and the United Kingdom.  CIBER Europe provides a broad range of IT consulting services that include application development, package implementation, systems integration and support services.  Our European operations accounted for 11% of our total revenue in 2003, up from 3% in 2002.

We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenue is recognized under time-and-material contracts as hours and costs are incurred.  For fixed-price contracts, which make up approximately 10% of our services revenue, revenue is recognized on the basis of the estimated percentage of completion.  Changes in our services revenue is primarily a function of hours worked on revenue generating activities and our average rate per hour.  Hours worked on revenue producing activities vary with the number of consultants employed and the utilization level of those consultants.  Utilization for our consultants represents the percentage of time worked on revenue producing engagements divided by the standard hours available (i.e. 40 hours per week).  Our average utilization rates are higher in our Custom Solutions segment (typically around 85% to 90%) as compared to our Package Solutions and European Operations segments (typically around 65% to 75%).  We actively manage both the number of consultants we have and our overall utilization levels.  If we determine we have excess available resources that we cannot place on a billable assignment in the near future, we consider reducing those resources.  As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment. The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our overall average rate per hour is also influenced by the results of our fixed-price engagements, which can vary.  Our average hourly billing rates are higher in our Package Solutions segment (typically around $145 to $155 per hour) as compared to our Custom Solutions segment (typically around $60 to $70 per hour) and our European Operations segment (typically around $100 to $110 per hour).

Other revenue includes resale of third-party IT hardware and software products as well as commissions on sales of IT products.  Our sales of IT hardware and software generally involve IT network infrastructure.  Gross margins on product sales are typically 10% to 15%.  As a remarketer of certain IT products, we recognize commission revenue net of product costs resulting in lower revenue and higher gross margin.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations and organizations in the markets and regions that we serve.  The pace of technology change as well as changes in business requirements and practices of our clients have a significant impact on the demand for the services that we provide.  In addition, the current economic downturn has negatively affected the operations of many of our clients and prospective clients, and has negatively impacted their IT spending. As a result, competition for new engagements and pricing pressure has been strong.  We have responded to these challenging business conditions by closely monitoring the utilization of our billable personnel, through continuing evaluation of the size of our workforce and required office space and by managing our selling, general and administrative costs as a percentage of revenue.

Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base.  From 2001 to 2003, we completed the following significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
ECsoft Group plc	January 2003	440	$16.7 million
Decision Consultants, Inc.	April 2002	896	$57.6 million
Metamor Industry Solutions, Inc.	October 2001	724	$29.8 million

ECsoft Group plc. (now named CIBER Europe Limited) is incorporated under the laws of England and Wales. At the time of the acquisition, ECsoft had operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provided information technology consulting services similar to services provided by CIBER.  Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  We acquired ECsoft to significantly increase the size of our European operations, including adding to our European management team.  At the time of the acquisition, we expected ECsoft to add approximately $55 million in annualized revenue.

Decision Consultants, Inc. (“DCI”) was very similar to our existing Custom Solutions operations. The majority of DCI’s revenue was from clients that were already CIBER clients and most of DCI’s operations were in locations already served by CIBER Custom branch operations.  As a result, the primary asset acquired was the workforce that was in place, which is accounted for as part of goodwill. Like CIBER, DCI’s consultants comprised an experienced technical workforce that we believed would help maintain and obtain business at both current and new clients.  DCI also added depth to our executive and operations management team.  The acquisition allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenue.  Also significant were the cost savings to be realized by combining redundant corporate back office functions.  DCI added significantly to CIBER’s existing consultant base at IBM, Ford and Verizon, among others.  In addition, the acquisition gave us opportunities at some new strategic clients, however, such clients did not constitute a significant percentage of DCI’s revenue.

Metamor Industry Solutions, Inc. (“Metamor”) provided custom software development and IT staffing for federal and state/local government agencies.  By combining Metamor with CIBER’s existing federal and state/local government operations, we approximately doubled the size of our public sector business.

Change in Accounting for Goodwill in 2002

In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective January 1, 2002 goodwill is no longer amortized, but is reviewed annually for impairment.  As a result, beginning January 1, 2002, our expense for amortization of intangible assets has decreased significantly.  Intangible assets other than goodwill continue to be amortized over their estimated useful lives.

Results of Operations

The following table sets forth certain statement of operations data, expressed as a percentage of total revenue:

	Years Ended December 31,
	2003	2002	2001

Consulting services	96.0%	95.8%	94.2%
Other revenue	4.0	4.2	5.8
Total revenue	100.0%	100.0%	100.0%

Gross margin-services	28.0%	28.5%	29.9%
Gross margin-other revenue	27.3	31.9	28.6
Gross margin-total	27.9	28.7	29.9
Selling, general and administrative expenses	22.8	24.5	27.2
Amortization of intangible assets	0.4	0.2	2.2
Operating income	4.7	4.0	0.5
Interest and other income (expense), net	(0.2)	(0.1)	—
Income before income taxes	4.5	3.9	0.5
Income tax expense	1.6	1.6	0.2
Net income	2.9%	2.3%	0.3%

The following table sets forth certain operating data for our reportable segments:

	Years ended December 31,
In thousands	2003	2002	2001
Services Revenue:
Custom Solutions	$506,111	$486,547	$404,541
Package Solutions	84,379	79,929	110,878
European Operations	75,777	19,715	13,242
Eliminations	(2,294)	(3,327)	(2,046)
	$663,973	$582,864	$526,615

Percent of Services Revenue:
Custom Solutions	76%	83%	77%
Package Solutions	13%	14%	21%
European Operations	11%	3%	2%
Services Gross Margin %:
Custom Solutions	26.4%	27.3%	28.0%
Package Solutions	33.9%	31.9%	34.8%
European Operations	31.6%	42.1%	48.5%

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Total revenue increased 14% to $692.0 million in 2003 from $608.3 million in 2002. This represents a 14% increase in consulting services revenue, as well as a 10% increase in other revenue.  Other revenue increased to $28.0 million in 2003 from $25.5 million in 2002.  This resulted from an increase in demand for IT products during 2003. Custom Solutions services revenue increased 4%, Package Solutions services revenue increased 6% and our European Operations service revenue increased 284% when compared to last year.  The 2003 revenue growth resulted primarily from our ECsoft and AlphaNet acquisitions, which closed in 2003, plus the full year benefit of our 2002 DCI acquisition.  Combined, these acquisitions added approximately $90 million in incremental revenue to 2003.  Additionally, we experienced a 2% improvement in billable consultant utilization in 2003 compared to 2002.  These increases were partially offset by a cut back in services from a large telecommunications client, which negatively impacted revenue by approximately $7 million in 2003.  Our average number of billable consultants increased 13% to approximately 5,100 in 2003 compared to approximately 4,500 in 2002.  The increase in Custom Solutions’

service revenue during 2003 was due to an average net increase of approximately 230 consultants (+6%). The increase in service revenue is also attributable to an improvement in billable consultant utilization to 92.5% in 2003 from 91.2% in 2002.  The increase in Package Solutions’ service revenue during the year ended December 31, 2003 was due to improved utilization levels to 74.6% in 2003 from 64.6% in 2002 and to a lesser extent, increased average billing rates.  These improvements in rates and utilization were partially offset by an average net decrease of approximately 52 consultants (-11%) period over period.  The increase in European Operations’ service revenue was the result of our ECsoft acquisition completed in January 2003, which added approximately 440 billable consultants to our European Operations segment.

In total, our gross margin percentage decreased to 27.9% of revenue in 2003 from 28.7% of in 2002. This decrease is due to lower gross margins on both service revenue as well as other revenue.  The decline in gross profit on services revenue was primarily due to pricing rate pressure in our Custom Solutions segment.  Custom Solutions’ gross margin on service revenue decreased 95 basis points in 2003 compared to 2002.  This decrease was primarily due to a lower average billing rate of $64 per hour in 2003 compared to $66 per hour in 2002.  Package Solutions’ gross margin on service revenue increased 202 basis points in 2003 compared to 2002.  This increase was due to the significant increase in utilization levels year over year, as significant steps were taken to bring non-billable time in line with current demand.  European Operations’ gross margin on service revenue decreased to 31.6% in 2003 from 42.1% in the prior year due to the addition of ECsoft, which has lower margins than our historical European operations.  Our gross margin percentage on other revenue decreased to 27.3% in 2003 from 31.9 % in 2002 due to increased sales on lower margin computer hardware products.  Low margin computer hardware product sales accounted for 64% of other revenue in 2003 compared to 54% in 2002, with higher margin commission revenue accounting for the remainder.

Selling, general and administrative expenses (“SG&A”) increased to $158.2 million in 2003 from $148.9 million in 2002.  As a percentage of sales, SG&A decreased to 22.8% in 2003 from 24.5% in 2002, which is evidence of our continuing efforts to contain costs and leverage our existing infrastructure.  Our rent and depreciation expense, combined was $2.7 million less in 2003 than it was in 2002.  The absolute increase in SG&A costs resulted from the incremental SG&A associated with the acquired operations of Decision Consultants in May of 2002, ECsoft in January of 2003 and AlphaNet in June of 2003.

Amortization of intangible assets increased to $2.7 million in 2003 from $910,000 in 2002 due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  In December 2003, we completed a $175 million sale of convertible senior subordinated debenture and paid off our outstanding borrowings under our bank line of credit.  Interest expense increased, year over year due to the combination of increased borrowing under our line of credit to fund our acquisition of ECsoft in January 2003 as well as interest expense relating to the debentures.

Our effective tax rate was 36.4% in 2003 compared to 40.4% in 2002.  Our effective tax rate has decreased in 2003 from the prior year, due to the current year tax benefits resulting from the closure of certain subsidiary operations.

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

Total revenue increased 9% to $608.3 million in 2002 from $558.9 million in 2001. This represents an 11% increase in consulting services revenue, which was partially offset by a 21% decrease in other revenue. Other revenue decreased to $25.5 million in 2002 from $32.3 million in 2001 due to decreased hardware sales.  Custom Solutions services revenue increased 20%, Package Solutions services revenue decreased 28% and our European Operations service revenue increased 49% when compared to the prior year.  The 2002 revenue growth compared to 2001 was attributed to the acquisitions closed in the fourth quarter of 2001 and the first half of 2002.  Year-over-year, our average number of billable consultants increased 18% to approximately 4,500 in 2002 from approximately 3,800 in 2001.  The increase in Custom Solutions’ service revenue during 2002 was due to an average net increase of approximately 748 consultants (+23%) from 2001 combined with an increase in utilization levels to 91.2% in 2002 from 88.5% in 2001. The decrease in Package Solutions service revenue in 2002 was due to a combination of an average net decrease of approximately 51 consultants (-10%), combined with a 4% decrease in average billing rates.  The increase in European Operations’ service revenue during 2002 was the combined result of an average net increase of approximately 22 consultants (+29%) from 2001 as well as a 9% increase in average billing rates to $106 in 2002 from $97 in 2001.

In total, our gross margin percentage decreased to 28.7% of revenue in 2002 from 29.9% of revenue in 2001. This decrease is due to declining gross margins on consulting services offset partially by improved gross margins on other revenue.  Custom Solutions’ gross margin on service revenue decreased 69 basis points in 2002 from the prior year.  This decrease was primarily due to the addition of Decision Consultants, Inc. (“DCI”) in 2002, which had slightly lower margins than CIBER’s other Custom Solutions operations.  The remainder of the decrease was primarily due to a lower average billing rate of $66 per hour in 2002 compared to $67 per hour in 2001.  Package Solutions’ gross margin on service revenue decreased 284 basis points in 2002 compared to 2001.  This decrease was due to lower utilization levels coupled with a decrease in average billing rates during 2002. European Operations’ gross margin on service revenue decreased to 42.1% for the year ended December 31, 2002 from 48.5% in the prior year due to the addition of our Aris U.K. operation in September 2001 which had lower gross margins than our historical CIBER Europe operations.  Our gross margin percentage on other revenue increased to 31.9% in 2002 from 28.6% in 2001 due to decreased sales on lower margin computer hardware products.  Low margin computer hardware product sales accounted for 59% of other revenue in 2002 compared to 65% in 2001, with higher margin commission revenue accounting for the remainder.

Selling, general and administrative expenses (“SG&A”) decreased to $148.9 million in 2002 from $152.0 million in 2001.  As a percentage of sales, SG&A decreased to 24.5% in 2002 from 27.2% in 2001, as we have made cost-saving efforts to better align our SG&A costs with our current revenue levels.  The cost-saving initiatives began during the second half of 2001 and primarily included reduced personnel and facility costs.  A metric that demonstrates the positive impact of our overhead personnel cuts is the ratio of billable employees to overhead employees which increased to 7.2:1 at December 31, 2002 from 4.9:1 at December 31, 2001.  In addition, we realized economies of scale with the acquisition of DCI, as many of the acquired offices were combined with our existing offices.  In 2001, we recorded $1.8 million of severance costs and $1.3 million of office closure costs that are included in SG&A. In connection with our reorganization of our DigiTerra and Waterstone subsidiaries, during the fourth quarter of 2001, we incurred severance costs related to certain executive management positions that were eliminated.  In addition, during 2001 we incurred expenses related to losses on excess office space that we had sub-leased to other parties.

Amortization of intangible assets decreased to $910,000 in 2002 from $12.2 million in 2001, primarily due to the adoption of SFAS No. 142 on January 1, 2002 whereby we no longer amortize goodwill.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed under our line of credit.  Interest expense increased in 2002 as we borrowed under our line of credit to fund our acquisition of Metamor in October 2001 and again in May 2002 for our acquisition of DCI.

Our 2002 effective tax rate was 40.4% compared to 41.1% in 2001. The decrease in our effective tax rate in 2002 is primarily due to the elimination of amortization expense relating to non-deductible goodwill, offset in part by increased state and foreign taxes.  Income tax expense also includes benefits of $395,000 in 2002 and $1.3 million in 2001 related to adjusting our prior years’ estimated federal and state tax liabilities to actual amounts upon completion of our tax returns.

Liquidity and Capital Resources

At December 31, 2003, we had $212.6 million of working capital and a current ratio of 3.7:1. Historically, we have used our operating cash flow plus the sale of stock and periodic borrowings under our line of credit to finance our operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and the proceeds from our debenture offering will be sufficient to finance our working capital needs through at least the next year.

	Years ended December 31,
In thousands	2003	2002	2001
Net cash provided by (used in):
Operating activities	$42,368	$47,620	$26,354
Investing activities	(19,541)	(48,422)	(49,760)
Financing activities	93,819	5,686	13,758
Effect of foreign exchange rates on cash	992	646	(176)
Net increase (decrease) in cash and equivalents	$117,638	$5,530	$(9,824)

Cash provided by operating activities decreased in 2003 compared to 2002 primarily due to improved operating results being more than offset by decreased cash provided by working capital changes, primarily reduced accounts receivable collections.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment. During 2003, we used $7.3 million of net cash for our ECsoft acquisition and $10.3 million of net cash for our AlphaNet acquisition compared to $40.2 million of net cash in 2002 for our acquisition of DCI.  Our cash used for purchases of investments decreased due to a decrease in investment activity during 2003 in addition to the fact that there was $2.9 million included in purchases of investments in 2002 for the purchase of shares of ECsoft.  We acquired the remaining 90% of ECsoft in January 2003.

Financing activities are primarily comprised of proceeds from our debenture offering, cash used for the purchase of treasury stock and borrowing/repayments under our line of credit.  In 2003 we issued $175.0 million of 2.875% Convertible Senior Subordinated Debentures in a private placement offering. In connection with the debenture offering, we used $48.1 million of the proceeds for the purchase of treasury stock.  In total, we purchased $55.3 million of treasury stock in 2003 compared to $4.0 million in 2002. We borrowed on our line of credit to partially fund our acquisitions of ECsoft and AlphaNet during the year, and repaid our line of credit with a portion of the proceeds from our debenture offering. During 2003 we also paid $5.8 million for the cash settlement of a put option issued in connection with our acquisition of DCI in 2002.  In 2002, we received net proceeds of $14.1 million from a sale of stock to investors that was used to fund part of the DCI acquisition consideration.  In connection with our 2002 acquisition of DCI, we assumed $11.7 million of DCI debt, which we subsequently repaid.

Total accounts receivable increased to $140.0 million at December 31, 2003 from $132.5 million at December 31, 2002 due to our 2003 acquisitions, which added $14.3 million of accounts receivable at the time of acquisition.  Total accounts receivable days sales outstanding (“DSO”) were 76 days at December 31, 2003 and 2002.  Changes in accounts receivable have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), fluctuations in the level of IT product sales and our level of collection efforts.  Many individual reasons are outside of our control.  As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

Our cash balance at December 31, 2003 primarily results from the net proceeds from December 2003 sale of $175 million of convertible senior subordinated debentures plus cash held by our foreign subsidiaries.  We used the net proceeds from the sale of debentures to repurchase $48.1 million of our common stock as well as $16.6 million to repay our outstanding line of credit balance.  At December 31, 2003, we had approximately $20.3 million of cash held by our foreign subsidiaries, most of which was acquired with the acquisition of ECsoft in January 2003.

Prepaid expenses and other current assets increased to $10.5 million at December 31, 2003 from $7.8 million at December 31, 2002 primarily as a result of approximately $2.1 million of prepaid and other current assets acquired in connection with the acquisition of ECsoft as well as $1.1 million for the current portion of capitalized debenture issuance costs.  Other long-term assets increased to $7.1 million at December 31, 2003 from $2.8 million at December 31, 2002 primarily as a result of $4.5 million for the long-term portion of capitalized debenture issuance costs.

Accrued compensation and related liabilities increased to $38.0 million as of December 31, 2003 from $30.4 million at December 31, 2002. This increase is due to a combination of $6.2 million of compensation-related liabilities acquired with ECsoft as well as the timing of our normal bi-weekly U.S. payroll cycle.  At December 31, 2003, there were thirteen days of unpaid wages compared to twelve days at December 31, 2002.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  The increase in accounts payable is due to acquisitions as well as additional hardware related payables at December 2003 while the increase in other accrued expenses and liabilities is primarily due to acquisitions.

Our reserve for accrued lease costs decreased to $8.6 million at December 31, 2003 from $9.6 million at December 2002.  This reserve results from office locations that are vacant or that we have subleased at a loss.  We made payments, including termination settlements, of approximately $6.3 million in 2003.  We recorded expense of approximately $1.3 million in both 2003 and 2002 related to closure of certain offices.  Primarily as a result of our recent acquisitions, we have assumed lease obligations for a number of facilities that are vacant.  As we continuously evaluate our office facility needs compared to our level of operations, we may incur future charges related to office consolidation.

In 2003 we continued the repurchase of our common stock under our share repurchase program.  At December 31, 2003, we had authorization for the repurchase of 174,000 shares remaining.  On February 18, 2004, our Board of Directors authorized an additional 1,000,000 shares for repurchase.  We may continue to use cash to repurchase our common stock.

Convertible Senior Subordinated Debentures - On December 2, 2003, in a private placement we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15th and December 15th of each year, beginning June 15, 2004.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.

From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018 or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.

Bank Line of Credit - We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on August 15, 2006.  The Line of Credit Agreement is secured by CIBER’s tangible and intangible assets and is also guaranteed by CIBER’s domestic subsidiaries.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 70 basis points to prime less 20 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Total Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.

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

As a result of our December 2003 sale of debentures, we repaid the outstanding balance under the line of credit and further borrowing under the line of credit has been suspended until an amendment to the line of credit is executed modifying certain terms and the financial covenants.  We expect to have an amendment completed during the first quarter of 2004.

March 2004 Acquisition of SCB Computer Technology - On March 1, 2004, we acquired SCB Computer Technology, Inc. (“SCB”).  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients. The acquisition of SCB added approximately 1,300 consultants to our professional staff.  We expect SCB to add approximately $125 million of annualized revenue.  The total consideration paid by CIBER for all of SCB’s outstanding shares is approximately $54 million, consisting of approximately $41 million in cash and approximately 1.4 million shares of CIBER common stock valued at approximately $13 million.  In addition, SCB had certain debt obligations, totaling approximately $33 million, which we have repaid shortly after closing of the acquisition. We used a portion of the cash raised from our December 2003 Convertible Debenture Offering to fund the cash portion of the purchase consideration and the repayment of SCB’s debt.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2003:

	Payments due by period
In thousands	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt (1)	$175,000	—	—	—	175,000
Operating leases (2)	48,369	19,294	21,243	7,714	118
Purchase obligations	2,058	1,371	687	—	—
Total	$225,427	$20,665	$21,930	$7,714	$175,118

(1)       Our Convertible Senior Subordinated debentures are due 2023.  However, pursuant to their terms, they may be redeemed or converted to CIBER common shares at various times prior to maturity.  (see Note 10 to the Consolidated Financial Statements included herein).

(2)       Includes operating leases for all office locations and office equipment.

Seasonality

We experience a moderate amount of seasonality.  Our consulting revenue and profitability are affected by the number of workdays in a quarter.  Typically our billable hours are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time.  As a result, our operating income as a percentage of revenue is generally the lowest in the fourth quarter of each calendar year.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an on-going basis, we evaluate our estimates including those related to revenue earned but not yet billed, costs to complete fixed-price projects, the collectibility of accounts receivable, acquisition accounting, the valuation of goodwill, certain accrued liabilities and other reserves, income taxes, and others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ materially from those estimates.  We believe the following accounting policies and estimates are most critical to our consolidated financial statements.

Revenue recognition and fixed-price contracts - We recognize revenue as we perform services for our clients.  We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenue is recognized under time-and-material contracts as hours and costs are incurred. Under our typical time and materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period we estimate and accrue revenue for services performed since the last billing cycle.  These unbilled amounts are actually billed the following month and any differences compared to estimates are accounted for.  The most common reason for differences between our accruals and actual bills relate to hour adjustments as time sheets are approved, late time sheets received, and rate changes.  For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. Each contract has different terms, scope, deliverables and engagement complexities that require significant judgment.  The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known. Our ability to accurately predict personnel requirements and other costs, as well as to effectively manage a project or achieve a certain level of performance can have a significant impact on the gross margins related to our engagements. Also, with fixed-price contracts, we are subject to the risk of cost overruns.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.

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

Acquisition accounting - In connection with acquisitions, we estimate the fair value of assets acquired and liabilities assumed.  Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and legal and other reserves require a high degree of management judgment.  Certain estimates may change as additional information becomes available.  In particular, restructuring liabilities are subject to change as we complete our assessment of the acquired operations and finalize our integration plan.

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

Valuation of other intangible assets - In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships.  Determining a fair value for such items requires a high degree of judgment, assumptions, and estimates.  In certain situations, where deemed necessary, we use third parties to assist us with such valuations.  In addition, these intangible assets are to be amortized over the best estimate of their useful life.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

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

•                  pricing policies of our competitors;

•                  the use of globally sourced, lower cost service delivery capabilities by our competitors and our clients; and

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

We have implemented cost-management programs to manage our costs, including personnel costs, support and other overhead costs.  Some of our costs, like office rents, are fixed in the short term, which limits our ability to reduce costs in periods of declining revenue.  Our current and future cost-management initiatives may not be sufficient to maintain our margins as our level of revenue varies.

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

If our clients are not satisfied with our services, we may have exposure to liabilities, which could adversely affect our profitability and financial condition as well as our ability to compete for future work.

If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts that are designed to limit our exposure to legal claims relating to our services and the applications we develop may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions. It is possible, because of the nature of our business, that we will be sued in the future.  In addition, although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.  Moreover, as a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high-quality services to retain and attract clients and employees. As a result, claims made against our work may damage our reputation, which in turn, could impact our ability to compete for new work and negatively impact our revenue and profitability.

If we do not successfully integrate the businesses that we acquire, our revenue and profitability may decline.

As an integral part of our business strategy, we intend to continue to expand by acquiring information technology businesses.  We regularly evaluate potential business combinations and aggressively pursue attractive transactions. We may be unable to profitably manage businesses that we have acquired or that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our revenue, profitability and our financial condition.

Acquisitions involve additional risks, including:

•                  diversion of management’s attention from existing business activities;

•                  additional costs and delays from difficulties in the integration of the acquired business with our existing business activities;

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

Historically, we have not always achieved the level of benefits that we expected from our acquisitions.  As a result of our acquisitions we have recorded a significant amount of goodwill.  Acquired businesses may perform significantly worse than we had expected for a variety of reasons, including, decreased customer demand for a particular service offering or the loss of a significant customer, among others.  Such factors could lead to a goodwill impairment charge.  During 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions.

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

The continuation of the current economic downturn has negatively impacted our revenue, and future economic downturns may cause our revenue and profitability to decline.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by regional and global economic conditions.  As a result of the current difficult economic environment, some clients have cancelled, reduced or deferred expenditures for information technology products and services.  Future deterioration of economic conditions could adversely affect our pricing and utilization rates, and therefore our revenue and profitability.

Financial and operational risks of international operations could result in a decline in our revenue and profitability.

We expect to continue to expand our international operations. Our foreign operations accounted for 11% of our 2003 revenue.  We now have offices in eight foreign countries: Canada, Denmark, India, Germany, the Netherlands, Norway, Sweden and the United Kingdom.  International operations could cause us to be subject to unexpected, uncontrollable and changing economic and political conditions that could have an adverse effect on our business, revenue, profitability and financial condition.  The following factors, among others, present risks that could have an adverse effect on us:

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

The termination of a contract by a significant client could reduce our revenue and profitability or adversely affect our financial condition.

Our five largest clients accounted for 29% of our revenue in 2003.  The various agencies of the federal government represent our largest client, accounting for 10% of total revenue in 2003, while no other customer accounted for more than 6% our total revenue.  We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months, however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts.  Among other things, governments may terminate contracts, with short notice, for convenience and may cancel multi-year contracts if funds become unavailable.  When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline.   In 2003, approximately 26% of our revenue was from public sector clients, including U. S. Federal, state, local and foreign governments and agencies.  Often government spending programs are dependent upon the budgetary capability to support such programs.  Many government budgets have been adversely impacted by the economic slowdown.  Most all states must operate under a balanced budget.  As a result of such budget and deficit considerations, our existing and future revenues and profitability could be adversely affected by reduced government IT spending.

We generate a significant portion of our revenue from projects to implement packaged software developed by others, including PeopleSoft, Lawson, Oracle, and SAP. Our future success in the packaged software implementation business depends on the continuing viability of these companies and their ability to maintain market leadership. For example, it is unclear whether PeopleSoft will continue to maintain a strong market presence following the acquisition of J.D. Edwards.  In addition, Oracle has commenced a hostile tender offer of PeopleSoft and has stated that if successful in acquiring PeopleSoft, it may discontinue developing and selling or continue to sell and support PeopleSoft software only for a limited time.  The uncertainty about Oracle’s intentions may cause customers of PeopleSoft and J.D. Edwards to defer or cancel software purchases, which could harm our business.  We cannot assure you that we will be able to maintain a good relationship with these companies or that they will maintain their leadership positions in the software market.

If we do not accurately estimate the cost of a large engagement which is conducted on a fixed-price basis our revenue and profitability may decline.

We estimate that approximately 10% of our revenue is from engagements performed on a fixed-price basis.  For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known. Losses, if any, on fixed-price contracts are recognized when the loss is determined. When proposing for and managing fixed-price engagements, we rely on our estimates of costs for completing the project. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to apply them to the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts including delays caused by factors outside of our control could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

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

We operate in a highly competitive industry that includes a large number of participants.  We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do. Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting the competitors’ profit margins.  In addition, there are relatively few barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets.  As a result, we may be unable to continue to compete successfully with our existing or any new future competitors and our revenue and profitability may be adversely affected.

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

If the accounting for employee stock options is changed, we may be forced to change our business practices.

Under current accounting principles, we do not record expense for our employee stock options.  If the proposals to require recording of expense for employee stock options that are currently under consideration by accounting standards organizations are adopted, we may be required to change our business practices.  As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees.  This could affect our ability to retain employees and attract qualified candidates and could increase the cash compensation we would have to pay.  In addition, such a change in accounting would have a negative effect on our earnings.

Our debt may affect our business and may restrict our operating flexibility.

In December 2003, we issued $175 million of Convertible Senior Subordinated Debentures (“debentures”) due 2023. This significantly increased our aggregate level of indebtedness.  In the future, we may obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing total leverage. We are not restricted under the terms of the debentures from incurring additional debt, including secured debt or repurchase of our securities. In addition, the limited covenants applicable to the debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. Our ability to incur additional debt and take a number of other actions that are not limited by the terms of the debentures could have the effect of diminishing our ability to make payments on the debentures when due. Certain of our other debt instruments may, however, restrict these and other actions.

We also have a $60 million bank revolving line of credit that expires in August 2006.  We have used borrowings under our line of credit for consideration related to our acquisitions in 2001, 2002 and 2003.  In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit, which non-compliances have been waived by our lender. We had no outstanding borrowings under our line of credit at December 31, 2003.

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

•                  increase our vulnerability to adverse economic and industry conditions; and

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

We may be unable to repurchase our outstanding debentures for cash on specific dates or following a designated event.

Holders of our Convertible Senior Subordinated Debentures (“debentures”) have a right to require us to repurchase the debentures on specified dates or upon the occurrence of a designated event prior to maturity as described in the agreement.  Any of our future debt agreements may contain a similar provision.  We may not have sufficient funds to make the required repurchase in cash at such time or the ability to arrange necessary financing on acceptable terms.  In addition, if we fail to repurchase the debenture as required by the indenture, it would constitute an event of default under the indenture governing the debentures which, in turn, would be expected to constitute an event of default under any agreement relating to debt outstanding, including our bank line of credit.  Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a designated event under the indenture governing the debentures and thus not permit the holders of the debentures to require us to repurchase or redeem the debentures.

Conversion of the debentures will dilute the ownership interest of existing shareholders and may adversely affect the price of our common stock.

The conversion of some or all of the debentures into CIBER common shares will dilute the ownership interest of existing shareholders.  Any significant sales in the public market of the common stock issuable upon conversion of the debentures could also adversely affect prevailing market prices of our common stock.

Our quarterly revenue, operating results and profitability will vary from quarter to quarter and other factors may result in increased volatility of our share price.

Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The changes in the market price of our common stock may also be for reasons unrelated to our operating performance. Some other factors that may cause the market price of our common stock to fluctuate substantially, include:

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

Certain provisions of our Certificate of Incorporation and Bylaws could delay the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us more difficult, even if such events would be beneficial to the interests of the shareholders. These provisions include adoption of a Preferred Stock Purchase Rights Agreement, commonly known as a “poison pill” that gives our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER. In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.  These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and as a result, the price of our common stock could decline.

The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of CIBER, including transactions in which our shareholders might otherwise receive a premium over the then-current market for their shares of CIBER common stock.

Our Chairman of the Board owns sufficient shares of our common stock and can significantly affect the results of any shareholder vote regardless of the opposition of other shareholders or the desire of other shareholders to pursue an alternate course of action.

Our Chairman of the board of directors and Founder, Bobby G. Stevenson, beneficially owns approximately 12% of our common stock. As a result, Mr. Stevenson has the ability to significantly influence the outcome of matters requiring a shareholder vote, including the election of the board of directors, amendments to our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. The interests of Mr. Stevenson may differ from the interests of our other shareholders, and Mr. Stevenson may be able to delay or prevent us from entering into transactions that would result in a change in control, including transactions in which our shareholders might otherwise receive a premium over the then-current market price for their shares.  These factors could limit the price that investors might be willing to pay in the future for shares of our common stock, and as a result, the price of our common stock could decline.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

During 2003, approximately 11% of our total revenue was attributable to our foreign operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our foreign subsidiaries and from client receivables in different currencies. Foreign sales are mostly made from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rates.  We are also exposed to foreign exchange rate fluctuations as the results of operations and balance sheets of our foreign subsidiaries are translated into U.S. dollars during consolidation.  From time-to-time, CIBER enters into forward foreign exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies.  At December 31, 2003, we had no outstanding foreign exchange contracts.

Our exposure to changes in interest rates arises primarily because our indebtedness, if any, under our bank line of credit has a variable interest rate.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors and Shareholders

CIBER, Inc.:

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002 and for business combinations in 2001.

KPMG LLP

Denver, Colorado
February 6, 2004, except as to Note 20,
which is as of March 1, 2004.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
In thousands, except per share data	2003	2002	2001

Consulting services	$663,973	$582,864	$526,615
Other revenue	28,014	25,454	32,260
Total revenue	691,987	608,318	558,875

Cost of consulting services	478,328	416,658	369,086
Cost of other revenue	20,369	17,326	23,043
Selling, general and administrative expenses	158,163	148,902	151,995
Amortization of intangible assets	2,664	910	12,155
Operating income	32,463	24,522	2,596
Interest income	887	160	526
Interest expense	(2,077)	(1,357)	(432)
Other income, net	162	460	167
Income before income taxes	31,435	23,785	2,857
Income tax expense	11,451	9,607	1,173
Net income	$19,984	$14,178	$1,684

Earnings per share – basic	$0.31	$0.22	$0.03

Earnings per share – diluted	$0.31	$0.22	$0.03

Weighted average shares – basic	63,505	63,313	58,191

Weighted average shares – diluted	64,382	63,989	58,698

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
In thousands, except per share data	2003	2002
Assets
Current assets:
Cash and cash equivalents	$132,537	$14,899
Accounts receivable, net	140,037	132,513
Prepaid expenses and other current assets	10,521	7,753
Income taxes refundable	4,616	3,570
Deferred income taxes	4,931	5,034
Total current assets	292,642	163,769

Property and equipment, at cost	46,023	51,746
Less accumulated depreciation and amortization	(30,646)	(34,122)
Net property and equipment	15,377	17,624

Goodwill, net	249,992	234,673
Other intangible assets, net	8,231	3,194
Investment in ECsoft	—	5,043
Other assets	7,081	2,838
Total assets	$573,323	$427,141

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,236	$13,527
Accrued compensation and related liabilities	37,954	30,360
Accrued lease costs – current portion	3,606	3,874
Other accrued expenses and liabilities	20,793	14,114
Income taxes payable	501	1,047
Total current liabilities	80,090	62,922
Bank line of credit	—	21,864
Accrued lease costs – long term	4,951	5,701
Deferred income taxes	8,650	3,292
Long term debentures	175,000	—
Total liabilities	268,691	93,779

Contingent redemption value of put option	—	5,832
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 64,705 shares issued	647	647
Additional paid-in capital	266,777	260,031
Retained earnings	85,366	67,831
Accumulated other comprehensive income	6,051	2,391
Treasury stock, 6,106 and 588 shares, at cost	(54,209)	(3,370)
Total shareholders’ equity	304,632	327,530
Total liabilities and shareholders’ equity	$573,323	$427,141

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

	Common Stock
In thousands	Shares	Amount
Balances at January 1, 2001	59,579	$596	$229,732	$70,098	$(1,470)	$(28,714)	$270,242
Net income	—	—	—	1,684	—	—	1,684
Unrealized gain on investments, net of $176 tax	—	—	—	—	370	—	370
Foreign currency translation	—	—	—	—	(601)	—	(601)
Comprehensive income							1,453
Acquisition consideration	1,386	14	9,393	(3,904)	—	16,197	21,700
Employee stock purchases and options exercised	1	—	(119)	(13,028)	—	20,074	6,927
Tax benefit from exercise of stock options	—	—	1,412	—	—	—	1,412
Contingent liability for put options	—	—	775	—	—	—	775
Stock compensation expense	1	—	123	(465)	—	1,090	748
Purchases of treasury stock	—	—	—	—	—	(11,967)	(11,967)
Balances at December 31, 2001	60,967	610	241,316	54,385	(1,701)	(3,320)	291,290
Net income	—	—	—	14,178	—	—	14,178
Unrealized gain on investments, net of $1,050 tax	—	—	—	—	1,511	—	1,511
Foreign currency translation	—	—	—	—	2,581	—	2,581
Comprehensive income							18,270
Acquisition consideration	1,105	11	8,685	—	—	—	8,696
Sale of stock to investors	2,459	25	14,070	—	—	—	14,095
Employee stock purchases and options exercised	172	1	1,267	(734)	—	5,183	5,717
Tax benefit from exercise of stock options	—	—	415	—	—	—	415
Stock compensation expense	2	—	110	2	—	34	146
Contingent liability for DCI put options	—	—	(5,832)	—	—	—	(5,832)
Purchases of treasury stock	—	—	—	—	—	(5,267)	(5,267)
Balances at December 31, 2002	64,705	647	260,031	67,831	2,391	(3,370)	327,530
Net income	—	—	—	19,984	—	—	19,984
Unrealized loss on investments, net of $873 tax	—	—	—	—	(1,310)	—	(1,310)
Foreign currency translation	—	—	—	—	4,970	—	4,970
Comprehensive income							23,644
Employee stock purchases and options exercised	—	—	—	(2,453)	—	10,277	7,824
Tax benefit from exercise of stock options	—	—	908	—	—	—	908
Stock compensation expense	—	—	6	4	—	64	74
Settlement of DCI put options	—	—	5,832	—	—	(5,832)	—
Purchases of treasury stock	—	—	—	—	—	(55,348)	(55,348)
Balances at December 31, 2003	64,705	$647	$266,777	$85,366	$6,051	$(54,209)	$304,632

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2003	2002	2001
Operating activities:
Net income	$19,984	$14,178	$1,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,604	10,684	9,441
Amortization of intangible assets	2,664	910	12,155
Deferred income taxes	7,653	7,009	(221)
Provision for doubtful receivables	2,025	3,520	4,912
Provision for office lease and closure costs	1,267	1,306	1,251
Other, net	(253)	(9)	1,100
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	6,789	16,849	19,441
Other current and long-term assets	1,459	2,121	(1,711)
Accounts payable	1,169	(7,400)	(4,391)
Accrued compensation and related liabilities	271	(427)	(6,910)
Accrued lease costs	(6,333)	(4,787)	(896)
Other accrued expenses and liabilities	(9,259)	(14)	(10,536)
Income taxes payable/refundable	6,328	3,680	1,035
Net cash provided by operating activities	42,368	47,620	26,354

Investing activities:
Acquisitions, net of cash acquired	(17,648)	(41,552)	(49,959)
Proceeds from the sale of DigiTerra Broadband, net of expenses	1,986	—	—
Purchases of property and equipment, net	(4,410)	(2,879)	(5,962)
Purchases of investments	(62)	(4,393)	(885)
Sales of investments	593	1,652	1,218
Sale of building, net	—	—	5,828
Loans to officers	—	(1,493)	—
Repayment loans to officers	—	243	—
Net cash used in investing activities	(19,541)	(48,422)	(49,760)

Financing activities:
Employee stock purchases and options exercised	7,824	5,717	6,927
Sale of stock to investors	—	14,095	—
Borrowings on long term bank line of credit	367,965	337,044	79,910
Payments on long term bank line of credit	(389,829)	(333,814)	(61,276)
Purchases of treasury stock	(55,348)	(4,017)	(11,190)
Repayment of debt of acquired company	—	(11,739)	—
Repayment of acquisition note payable	—	(1,500)	—
Line of credit origination fees paid	(250)	(100)	(613)
Proceeds from debenture offering, net of financing costs	169,289	—	—
Cash settlement of put option	(5,832)	—	—
Net cash provided by financing activities	93,819	5,686	13,758
Effect of foreign exchange rate changes on cash	992	646	(176)
Net increase (decrease) in cash and cash equivalents	117,638	5,530	(9,824)
Cash and cash equivalents, beginning of period	14,899	9,369	19,193
Cash and cash equivalents, end of period	$132,537	$14,899	$9,369

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1) Description of Operations

CIBER, Inc. and its subsidiaries provide information technology (“IT”) system integration consulting and other IT services.  We also resell certain third-party IT hardware and software products. Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (ERP) package environments, and across all technology platforms, operating systems and infrastructures. Our clients consist primarily of governmental agencies and Fortune 500 and middle market companies, across most major industries. We serve clients through local branch offices that are located throughout the United States and Europe, plus Canada and India, as well as several hundred traveling consultants.  Foreign operations accounted for 11% of our total revenue in 2003.

(2) Summary of Significant Accounting Policies

The following is a description of our more significant accounting policies.  The accounting policies and estimates we believe are most critical to the Company’s financial condition and operating results pertain to revenue recognition (including estimates of costs to complete engagements); collectibility of accounts receivable; acquisition accounting; valuation of goodwill and other intangible assets; accrued compensation and other liabilities and estimates of effective tax rates.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(b) Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expense. These estimates and assumptions include, but are not limited to, estimates of revenue earned but not yet billed, costs to complete fixed-price projects, the collectibility of accounts receivable, the valuation of goodwill and other intangible assets, certain accrued liabilities and other reserves, income taxes, and others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds, and all other highly liquid investments with maturities of three months or less when purchased.

(d) Investments in Marketable Securities and ECsoft

Investments in marketable equity securities are classified as available for sale and are recorded at fair market value, which is determined based on quoted market prices.  There were no investments held as of December 31, 2003.  At December 31, 2002, investments with a fair market value of $417 were included in prepaid expenses and other current assets.  All unrealized gain or loss, net of tax, are included in accumulated other comprehensive income in equity. Unrealized losses and declines in market value determined to be other than temporary are included in other income.  In 2002, we recorded losses of $800 to write down the value of certain marketable securities whose decline in value was deemed other than temporary. Realized gains and losses are based on average cost.  Net realized gains were $146, $175 and $2 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2002, we owned approximately 10% of ECsoft Group plc that we had acquired in the open market for a cost of $2,851, and which was accounted for as a marketable security at market value.  In January 2003, as a result of the acquisition of all of the remaining shares of ECsoft, the total ECsoft purchase price including the shares held at December 31, 2002 have been accounted for based on actual cost.  Accordingly, the unrealized gain on ECsoft shares of $2,192, which was recorded as part of accumulated other comprehensive income at December 31, 2002, was reversed in 2003.

(e) Property and Equipment

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

(f) Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired.  Other intangible assets from business combinations consist of customer relationships and non-compete agreements and are amortized, on a straight-line basis, over periods of up to seven years.

Effective July 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  SFAS 141 specifies the criteria for recording intangible assets separate from goodwill.  Under SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized, but instead is reviewed annually for impairment.  The non-amortization of goodwill became effective for business combinations after June 30, 2001.  With respect to goodwill acquired prior to July 1, 2001, we have adopted SFAS 142 effective January 1, 2002.  Other intangible assets with finite lives continue to be amortized over their estimated useful lives.

Goodwill is allocated to reporting units and tested for impairment at the reporting unit level.  The goodwill impairment test has two steps.  The first step identifies potential impairment by comparing the fair value of the reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying value exceeds fair value, the second step calculates the impairment by comparing the implied fair value of goodwill with the carrying amount.

(g) Revenue Recognition

We primarily provide consulting services under time-and-material or fixed-price contracts. The majority of our service revenue is recognized under time-and-material contracts as hours and costs are incurred. Revenue includes reimbursable expenses separately billed to clients. For fixed-price contracts, revenue is recognized on the basis of the estimated percentage of completion based on costs incurred relative to total estimated costs. The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known. Losses, if any, on fixed-price contracts are recognized when the loss is determined. Under certain national IT services contracts we are required by our client to act as a billing agent for other service providers to such client. We recognize the net fee under these arrangements as revenue.

Other revenue includes resale of third-party IT hardware and software products as well as commissions on sales of IT products. Revenue related to the sale of computer products is recognized when the products are shipped or, if applicable, when installed.  Where we are the re-marketer of certain computer products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period we accrue revenue for services performed since the last billing cycle.  These unbilled amounts are actually billed the following month. Costs and estimated earnings in excess of billings arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.

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

(i) Stock-based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock (or the estimated fair value of subsidiary stock) at the grant date over the amount the employee must pay for the stock. We generally grant stock options at fair value at the date of grant.

For all our stock-based plans, we have recorded compensation expenses of $74, $146 and $748 in 2003, 2002 and 2001, respectively. No compensation expense has been recorded for stock options.  The following table illustrates the effect on net income and earnings (loss) per share had we determined compensation cost for our stock-based compensation plans based on the fair value method of SFAS 123.

		Years ended December 31,
		2003	2002	2001
Net income as reported		$19,984	$14,178	$1,684
Stock based compensation expense determined under the fair value based method, net of related tax effects		(5,061)	(6,430)	(6,247)
Pro forma net income (loss)		$14,923	$7,748	$(4,563)

Earnings (loss) per share – basic:	As reported	$0.31	$0.22	$0.03
	Pro forma	$0.23	$0.12	$(0.08)

Earnings (loss) per share – diluted:	As reported	$0.31	$0.22	$0.03
	Pro forma	$0.23	$0.12	$(0.08)

The effect of applying SFAS 123 in this pro forma disclosure may not be indicative of the effect on pro forma net income for future years due to the fact that variables such as the number of options granted, exercises and stock price volatility included in these disclosures may not be indicative of future activity.

The weighted average fair values of CIBER, Inc. options granted in 2003, 2002 and 2001 were $3.60, $4.20 and $3.64, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Expected life	5 years	5 years	5 years
Risk free interest rate	3.00%	3.75%	4.50%
Expected volatility	55%	80%	75%
Dividend yield	0%	0%	0%

(j) Comprehensive income (loss)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders’ equity. Comprehensive income (loss) includes net income (loss) plus changes in the net unrealized gain/loss on investments, net of taxes and changes in cumulative foreign currency translation adjustment.

(k) Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenue and expense is translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the balance sheet.  Foreign currency transaction gains and losses are included in the results of operations as incurred. Foreign currency gains and losses on short-term loans with our foreign subsidiaries are also included in the results of operations as incurred.  We recorded a net foreign currency gain of $151, $795 and a loss of $117 in 2003, 2002 and 2001, respectively.

(l) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents accounts receivable and accounts payable approximate fair value due to their short-term nature.  Borrowings under our bank line of credit approximate their fair value due to the variable interest rates on these borrowings.

We estimate the fair value of our $175 million convertible Senior Subordinate debentures to be approximately $177.3 million based on the trading price for our debentures on December 31, 2003.

(m) Related party transaction

In  2002, we loaned $1,493 to our President pursuant to an unsecured, non-interest bearing, Revolving Promissory Note.  In December 2002, this note was repaid in full with cash of $243 and 200,000 shares of CIBER common stock valued at $1,250.

(3) Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions – 2003

AlphaNet Solutions, Inc. – On June 25, 2003, we completed our acquisition of AlphaNet Solutions, Inc. (“AlphaNet”). Prior to the acquisition, AlphaNet’s shares were publicly traded on the NASDAQ. We acquired all of the approximately 6.3 million outstanding shares of AlphaNet, for cash consideration of $4.05 per share.  The aggregate purchase price for all of AlphaNet’s shares, including stock options, totaled approximately $28,511, excluding transaction-related costs.  CIBER paid to the holders of vested AlphaNet stock options having an exercise price of less than $4.05 per share, the amount of $4.05 minus the exercise price of each vested stock option.  A significant consideration in arriving at the purchase price was AlphaNet’s cash balance of  $19,007 at closing. AlphaNet, located in Cedar Knolls, New Jersey provided information technology consulting services similar to CIBER and had 120 consultants at the time of the acquisition.  We acquired AlphaNet to increase our capabilities and service offerings and our client base in the New York/New Jersey metro area.  AlphaNet has been combined with our existing Edison, New Jersey Custom Solutions operations.

ECsoft Group plc – Effective January 23, 2003, we completed our acquisition of ECsoft Group plc (“ECsoft”).  Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by CIBER, for cash consideration of 305 pence (approximately $4.94) per share or approximately $50,204 in the aggregate.  In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3,231 bringing our total cost for all of ECsoft’s shares to approximately $53,435, excluding transaction-related costs.  At the time of the acquisition, ECsoft, (now named CIBER Europe Limited) which is incorporated under the laws of England and Wales had approximately 440 consultants and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provide information technology consulting services similar to CIBER.  We acquired ECsoft to expand our European presence.

The following table summarizes the estimated fair values of the acquired tangible assets and assumed liabilities of AlphaNet and ECsoft at the date of acquisition:

	Alphanet	ECsoft
Cash and cash equivalents	$19,007	$45,411
Accounts receivable, net	4,442	9,851
Property and equipment	151	2,193
Prepaid expenses and other current assets	485	2,102
Deferred income taxes	3,175	—
Income taxes refundable	2,642	679
Other assets	—	329
Total assets acquired	$29,902	$60,565
Accounts payable	(305)	(2,023)
Accrued compensation and related liabilities	(308)	(6,208)
Accrued lease costs	—	(4,689)
Deferred income taxes	—	(1,856)
Other liabilities	(1,670)	(9,915)
Total liabilities assumed	(2,283)	(24,691)
Net tangible assets	$27,619	$35,874

The components of the purchase price allocation for AlphaNet and ECsoft are as follows:

	Alphanet	ECsoft
Cash paid for shares	$25,617	$53,435
Cash paid for AlphaNet stock options	2,894	—
Transaction costs	656	2,182
Severance costs	574	2,535
Total	$29,741	$58,152

Allocation of purchase price:
Net tangible asset value acquired	$27,619	$35,874
Other intangible assets	1,628	5,623
Goodwill	494	16,655
Total	$29,741	$58,152

The AlphaNet goodwill has been assigned to our Custom Solutions Segment and our ECsoft goodwill has been assigned to our European Operations Segment.  We expect that all of the AlphaNet goodwill and $2,535 of the ECsoft goodwill will be deductible for income tax purposes.  At the date of the acquisition, ECsoft had tax loss carryforwards in certain foreign jurisdictions.  Any subsequent tax benefits from these loss carryforwards will be recorded as a reduction of goodwill.  We recorded an accrued liability of $574 and $2,535 for estimated severance of AlphaNet and ECsoft personnel, respectively, of which, all of the AlphaNet liability and $2,355 of the ECsoft Liability has been paid as of December 31, 2003.

The following unaudited pro forma information presents the combined results of operations of CIBER, AlphaNet and ECsoft as if the acquisitions had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as, the elimination of ECsoft’s goodwill impairment charge, the elimination of both AlphaNet and ECsoft’s expenses related to their acquisition by CIBER and the addition of interest expense on borrowings used to fund the purchases and amortization of other intangible assets, as well as, adjustments to income tax expense.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER, AlphaNet and ECsoft constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Unaudited Pro Forma Combined Years ended December 31,
	2003	2002

Total revenue	$707,259	$692,959
Net income (loss)	$18,660	$(9,584)
Income (loss) per share – basic and diluted	$0.29	$(0.15)

Acquisition – 2002

Decision Consultants, Inc. (“DCI”) – On April 30, 2002, we acquired substantially all of the assets and certain liabilities of Decision Consultants, Inc. (“DCI”).  DCI, headquartered in Southfield, Michigan, provided information technology consulting services similar to our Custom Solutions division.  The majority of DCI’s revenue was from clients that were already CIBER clients and most of DCI’s operations were in locations already served by CIBER.  As a result, the primary asset acquired was the workforce that was in place, which is accounted for as part of goodwill. Like CIBER, DCI’s consultants comprised an experienced technical workforce that we believe will help maintain and obtain business at both current and new clients.  DCI also added depth to our executive and operation’s management team.  The acquisition allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenue.  Also significant were the cost savings to be realized by combining redundant corporate back office functions.  DCI added significantly to CIBER’s existing consultant base at IBM, Ford and Verizon, among others.  In addition, the acquisition gave us opportunities at some new strategic clients, however, such clients did not constitute a significant percentage of DCI’s revenue.

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

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of DCI at the date of acquisition:

Cash	$179
Accounts receivable	16,396
Prepaids and other current assets	162
Property and equipment	524
Other assets	29
Total assets acquired	17,290
Notes payable	(11,739)
Accounts payable	(2,860)
Accrued compensation	(3,786)
Other liabilities	(770)
Total liabilities assumed	(19,155)
Net liabilities	$(1,865)

The components of the DCI purchase price allocation are as follows:

Cash consideration	$39,880
Note payable	1,500
Stock consideration	8,696
Transaction costs	472
Severance and other exit costs	6,452
Total	$57,000

Allocation of purchase price:
Net liability value acquired	$(1,865)
Other intangible assets	1,298
Goodwill	57,567
Total	$57,000

All DCI goodwill has been assigned to our Custom Solutions segment.  Substantially all of the DCI goodwill is expected to be deductible for income tax purposes.  We recorded an accrued liability of $1,771 for severance of DCI personnel, all of which was paid in 2002.  We recorded an accrued lease liability for DCI office lease exit costs of $4,038 for office locations that we will not use.  Information regarding accrued lease costs is included in Note 9.  We also recorded an accrued liability of $643 for other exit costs, primarily office closure costs, of which $484 was paid in 2002 and $159 was paid in 2003.  As part of the DCI purchase allocation, we have assigned $1,298 to other intangible assets for the estimated fair value of customer relationships.  Such amount was determined based on a cost-savings approach projected over estimated customer commitments at the time of the acquisition.  The Financial Accounting Standards Board issued additional guidance with respect to the recognition of customer relationship intangible assets acquired in business combination occurring after October 25, 2002.  We have applied this guidance to all acquisitions after that date.

Acquisitions – 2001

Metamor Industry Solutions, Inc. (“Metamor”) - On October 15, 2001, CIBER, Inc. acquired Metamor Industry Solutions, Inc. and its subsidiary, Metamor Government Solutions, Inc.  CIBER acquired all of the outstanding stock of Metamor Industry Solutions, Inc. from PSINet Consulting Solutions Holdings, Inc., a subsidiary of PSINet, Inc., for cash consideration of $36.6 million. We have recorded goodwill of $29.8 million, all of which is expected to be deductible for tax purposes.  We recorded reserves of $3,420 for estimated office lease exit costs as additional costs of the acquisition.  Metamor, based in Chicago, IL, provided IT consulting services similar to CIBER, including custom software development and IT staffing, primarily to governmental entities.  Our primary reason for acquiring Metamor was to expand our services to federal, state and local governments.

Aris Corporation (“Aris”) – On September 18, 2001, we acquired the business and properties of Aris as the result of Aris’ merger with and into CIBER. The consideration for the Aris stock consisted of $14.9 million in cash and 2,222,092 shares of CIBER common stock valued at $12.7 million.  The value of the CIBER shares issued was based on the average closing price of CIBER stock over the two-day period before and after the revised terms of the acquisition were agreed to.  We issued CIBER replacement stock options and warrants valued at $1.4 million.  We have recorded $7.7 million of goodwill, all of which is not deductible for tax purposes.  We recorded liabilities for severance and office/lease closure costs as additional costs of the acquisition.  We recorded an accrued liability of $2,529 for severance of Aris employees, of which $1,953 was paid in 2001 and $576 was paid in 2002.  We recorded an accrued lease liability for Aris office lease exit costs of $3,866. We also recorded an accrued liability of $488 for other exit costs, primarily office closure costs, of which $153 was paid in 2001 and $335 was paid in 2002.  Aris, headquartered in Bellevue, WA, provided IT consulting services similar to CIBER, including enterprise systems implementation and front-end web development. Our primary reason for acquiring Aris was to expand our presence in Microsoft and Oracle technologies as well as to add to our geographic presence in Seattle and New Jersey and add a location in the United Kingdom.

Century Computer Consultants, Inc. (“Century”) – On August 31, 2001, we acquired Century for an aggregate purchase price of approximately $10.4 million, consisting of $2.9 million in cash and 1,134,644 shares of CIBER common stock valued at $7.5 million.  The value of the CIBER shares issued was based on the closing stock price on August 30, 2001.  We have recorded $6.5 million of goodwill, all of which is not deductible for tax purposes.  Century, based in Overland Park, Kansas, provided IT services similar to CIBER.  Our primary reasons for acquiring Century were to strengthen strategic client relationships in Kansas City and in the wireless industry, add leadership to our existing Kansas City operations and realize the cost efficiencies associated with the combined operation.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed of Metamor, Aris and Century on the respective acquisition date:

	Metamor	Aris	Century
Cash and cash equivalents	$1,061	$12,680	$1,609
Accounts receivable	21,047	8,984	2,081
Equipment and furniture	1,315	1,441	67
Building	—	5,828	—
Income taxes refundable	—	1,032	—
Deferred taxes	—	6,009	79
Other assets	316	1,993	75
Total assets acquired	23,739	37,967	3,911
Accounts payable	4,151	745	145
Accrued compensation and related liabilities	5,080	2,155	—
Other accrued expenses and liabilities	5,113	5,916	—
Net assets acquired	$9,395	$29,151	$3,766

The components of the purchase price allocation for Metamor, Aris and Century are as follows:

	Metamor	Aris	Century
Cash consideration	$36,598	$14,915	$2,850
Stock consideration	—	12,733	7,500
Stock options and warrants	—	1,446	—
Transaction costs	1,141	936	33
Severance and other exit costs	3,420	6,883	—
Total	$41,159	$36,913	$10,383

Allocation of purchase price:
Net asset value acquired	$9,395	$29,151	$3,766
Other intangible assets	2,027	364	89
Goodwill	29,737	7,398	6,528
Total	$41,159	$36,913	$10,383

Other acquisitions - In 2001, we also acquired three other businesses for cash consideration of $4.8 million, for which we recorded goodwill of $4.3 million.

(4) Sale of DigiTerra Broadband

On May 31, 2003, we sold our DigiTerra Broadband subsidiary for $2,286, net of expenses, resulting in a pre-tax gain of $643, which has been included in other income for the year ended December 31, 2003.  As consideration, we received $1,986 in net cash proceeds and the remaining $300 will be held in escrow until May 31, 2004, at which time, we will receive the remaining escrow balance net of any claims which have been paid during the escrow period.  DigiTerra Broadband was a wholly owned subsidiary of CIBER, Inc., that provided technology to automate the sale and management of broadband, wireless and digital video services.  Prior to its sale, DigiTerra Broadband generated revenue of $795 and a net operating loss of $156 for the five months ended May 31, 2003.

(5) Earnings Per Share

The computation of earnings per share – basic and diluted is as follows (shares in thousands):

	Years ended December 31,
	2003	2002	2001
Numerator:
Net income	$19,984	$14,178	$1,684
Denominator:
Basic weighted average shares outstanding	63,505	63,313	58,191
Dilutive effect of employee stock options	757	614	507
Dilutive effect of put option	120	62	—
Diluted weighted average shares outstanding	64,382	63,989	58,698

Earnings per share - basic	$0.31	$0.22	$0.03
Earnings per share - diluted	$0.31	$0.22	$0.03

The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 3,331,000; 3,518,000 and 3,361,000 for 2003, 2002 and 2001, respectively.

(6) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2003	2002
Billed accounts receivable	$102,346	$95,462
Unbilled - scheduled billings	33,960	31,629
Costs and estimated earnings in excess of billings	5,387	6,338
	141,693	133,429
Less allowance for doubtful accounts	(1,656)	(916)
	$140,037	$132,513

The activity in the allowance for doubtful accounts consist of the following:

		Additions
	Balance at beginning of period	Charge to cost and expense	Other (1)	Deductions (Write-offs)	Balance at end of period
Year ended December 31, 2003	$916	2,025	510	(1,795)	$1,656
Year ended December 31, 2002	$4,711	3,520	—	(7,315)	$916
Year ended December 31, 2001	$2,063	4,912	3,707	(5,971)	$4,711

(1)       Represents additions due to acquisitions

(7) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002
Computer equipment and software	$32,102	$35,482
Furniture and fixtures	10,004	11,758
Leasehold improvements	3,917	4,506
	46,023	51,746
Less accumulated depreciation	(30,646)	(34,122)
Property and equipment, net	$15,377	$17,624

(8) Goodwill and Other Intangible Assets

Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized.  The following table presents net income and earnings per share for the periods presented, adjusted to exclude the affects of goodwill amortization.

	Years ended December 31,
	2003	2002	2001
Net income	$19,984	$14,178	$1,684
Add back: goodwill amortization, net of tax	—	—	8,226
Adjusted net income	$19,984	$14,178	$9,910

Basic and Diluted earnings per share:
Net income	$0.31	$0.22	$0.03
Goodwill amortization, net of tax	—	—	0.14
Adjusted net income	$0.31	$0.22	$0.17

In connection with our acquisition of ECsoft in January 2003, we have reorganized our foreign operations and have created a new European Operations Segment (see Note 18).  As a result, effective January 1, 2003 we have allocated $16,167 of goodwill, from our Custom Solutions and Package Solutions Segments to our European Operations Segment.

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Custom Solutions Segment	Package Solutions Segment	European Operations Segment	Total
Balance at January 1, 2003	$178,694	$39,812	$16,167	$234,673
Acquisition of ECsoft	—	—	16,655	16,655
Acquisition of AlphaNet	494	—	—	494
Sale of DigiTerra Broadband	(1,094)	—	—	(1,094)
Other	27	—	63	90
Goodwill adjustments on prior acquisitions:
Lease cost accrual adjustment	(946)	(322)	—	(1,268)
Acquired tax benefits realized	—	(1,319)	(2,286)	(3,605)
Effect of foreign exchange rate changes	—	—	4,047	4,047
Balance at December 31, 2003	$177,175	$38,171	$34,646	$249,992

Amortized other intangible assets are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization
December 31, 2002
Noncompete agreements	$251	$(163)
Customer relationships	3,778	(672)
	$4,029	$(835)

December 31, 2003
Noncompete agreements	$100	$(50)
Customer relationships	11,467	(3,286)
	$11,567	$(3,336)

Aggregate amortization expense
Year ended December 31, 2003		$2,664
Estimated Amortization expense
Year ended December 31, 2004		$1,644
Year ended December 31, 2005		$1,594
Year ended December 31, 2006		$1,492
Year ended December 31, 2007		$1,098
Year ended December 31, 2008		$1,098

(9) Office Leases

We have non-cancelable operating leases for our office space.  We also have certain office locations that we have subleased to other parties.  Net rent expense for operating leases totaled $13,729;  $14,300 and $14,006 in 2003, 2002 and 2001 respectively.  Net rent expense includes accrued lease losses of $1,267; $1,306 and $619 in 2003, 2002 and 2001, respectively.

Future minimum lease payments and sublease receipts as of December 31, 2003 are:

	Rental Payments	Sublease Receipts
2004	$16,751	$2,822
2005	11,878	1,950
2006	7,975	935
2007	4,563	311
2008	2,936	93
Thereafter	118	—
Total minimum lease payments	$44,221	$6,111

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss and a reserve for other costs of closing certain offices.  The activity in these reserves consists of the following:

	Lease Costs Reserve	Office Closure Costs Reserve
Balance at January 1, 2002	$3,017	$878
Charge to cost and expense	1,306	—
Additions due to acquisition	4,753	835
Adjustments to goodwill	5,186	77
Cash payments	(4,787)	(1,439)
Foreign currency translation	100	—
Balance at December 31, 2002	$9,575	$351
Charge to cost and expense	1,267	—
Additions due to acquisitions	4,689	—
Adjustments to goodwill	(1,075)	(193)
Cash payments	(6,333)	(158)
Foreign currency translation	434	—
Balance at December 31, 2003	$8,557	$—

(10) Convertible Senior Subordinated Debentures

On December 2, 2003, in a private placement we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  The Debentures accrue interest at a rate of 2.875% per year.  Interest is payable semi-annually in arrears on June 15th and December 15th of each year, beginning June 15, 2004.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.

From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018 or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.

Debenture issuance costs were approximately $5,711 and are being amortized over five years to interest expense.  The unamortized debt issuance costs were $5,616 as of December 31, 2003.  Of this amount, $1,142 is included in prepaid and other current assets and $4,474 is included in other assets in the accompanying consolidated balance sheet.

(11) Bank Line of Credit and Financing Agreement

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires August 15, 2006.  Borrowings bear interest based on the bank’s prime rate of interest (“prime”) and ranges from prime minus 0.70% to prime less 0.20%, depending on our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization, and changes accordingly at the beginning of each quarter.  We are also required to pay a fee of 0.125% per annum on the unused portion of the line of credit.  The line of credit is secured by substantially all of our assets.  The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum asset coverage ratio.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  As a result of our December 2003 sale of debentures, we repaid the outstanding balance under the line of credit and further borrowing under the line of credit has been suspended until an amendment to the line of credit is executed modifying certain terms and the financial covenants.  We expect to have an amendment completed during the first quarter of 2004.

Wholesale Financing Agreement - In connection with our operation as an authorized remarketer of certain computer hardware and other products, we have an Agreement for Wholesale Financing with IBM Credit Corporation.  Outstanding amounts under this agreement, which totaled $6,280 and $5,379 at December 31, 2003 and 2002, respectively, are included in accounts payable.  Our payment of individual amounts financed is due within normal trade credit payment terms, generally 45 days, and are without interest.  Outstanding amounts under the Wholesale Financing Agreement are secured by substantially all of our assets.

(12) Income Taxes

Income tax expense (benefit) consists of the following:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$1,793	$1,042	$577
State and local	1,515	250	139
Foreign	490	1,306	678
	3,798	2,598	1,394
Deferred:
Federal	6,172	5,652	(230)
State and local	1,481	1,357	9
Foreign	—	—	—
	7,653	7,009	(221)
Income tax expense	$11,451	$9,607	$1,173

U.S. and foreign income before income taxes are as follows:

	Years ended December 31,
	2003	2002	2001
United States	$28,256	$20,475	$345
Foreign	3,179	3,310	2,512
	$31,435	$23,785	$2,857

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Years ended December 31,
	2003	2002	2001
Income tax expense (benefit) at the federal statutory rate of 35%	$11,002	$8,325	$1,000
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,948	1,044	96
Nondeductible goodwill amortization	—	—	876
Nondeductible other costs	707	796	641
Adjustment to prior year’s estimated tax liability	—	(395)	(1,251)
Deductions from closure of subsidiaries	(2,213)	—	—
Other	7	(163)	(189)
Income tax expense	$11,451	$9,607	$1,173

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Accrued expenses	$4,745	$6,131
Accounts receivable	526	253
Net operating losses	4,744	2,255
Total gross deferred tax assets	10,015	8,639
Less valuation allowance	(2,013)	(625)
Net deferred tax assets	8,002	8,014
Deferred tax liabilities:
Property and equipment	(970)	(1,366)
Intangible assets	(10,411)	(3,556)
Investments	—	(600)
Other	(340)	(750)
Total gross deferred tax liabilities	(11,721)	(6,272)
Net deferred tax asset (liability)	$(3,719)	$1,742

Balance sheet classification of deferred tax asset:
Deferred tax asset - current	$4,931	$5,034
Deferred tax liability - long term	(8,650)	(3,292)
Net deferred tax asset (liability)	$(3,719)	$1,742

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the deferred tax assets.  In 2003, we recognized $3,605 of tax benefit from the closure of a subsidiary that was recorded as a reduction to goodwill.  In 2002, we realized a $401 tax benefit from the use of foreign net operating losses that was recorded as a reduction of goodwill.

At December 31, 2003, we have approximately $8.0 million of net operating loss (“NOL”) carryforwards for U.S. Federal tax purposes resulting from acquisitions.  There is no valuation allowance for these U.S. NOL’s.  Also at December 31, 2003, we have approximately $6.5 million of foreign NOL’s for which we have recorded a 100% valuation allowance of $2.0 million.  Most of these foreign NOL’s were acquired with our acquisition of ECsoft and any realized benefit from these pre-acquisition NOL’s will be recorded as a reduction of goodwill.

(13) Stock-Based Plans

Our stock-based compensation plans are described below.

Employees’ Stock Option Plan – We have a stock option plan for employees and up to 13,500,000 shares of CIBER, Inc. common stock are authorized for issuance under this plan. At December 31, 2003, there are 2,387,163 shares available for future option grants. This plan expired in January 2004, and thus effective February 1, 2004, no shares are available for future stock option grants.

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

1989 Stock Option Plan – We established a stock option plan in 1989 that was discontinued during 1994. The options expire twenty years after the date of grant through 2013.  At December 31, 2003, options for 123,000 shares were outstanding and vested under this plan with an average exercise price of $0.42.

Directors’ Stock Option Plan – Up to 300,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee, non-affiliate directors under this plan. Such stock options are non-discretionary and granted annually at the fair market value of our common stock on the date of grant. The number of options granted annually is fixed by the plan. Options expire 10 years from the date of grant.  At December 31, 2003, 79,666 shares were available for future option grants.  This plan expired in January 2004, and thus effective February 1, 2004, no shares are available for future stock option grants.

A summary of the status of the CIBER, Inc. stock option plans as of December 31, 2003, 2002 and 2001, and changes during the periods ending on those dates is presented below (shares in thousands):

	Years ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,295	$8.47	6,700	$9.74	7,405	$13.55
Granted	1,641	6.19	2,218	6.63	3,497	6.35
Exercised	(669)	5.23	(289)	5.31	(1,014)	1.95
Canceled	(688)	10.63	(1,334)	12.55	(3,188)	16.71
Outstanding at end of period	7,579	$8.08	7,295	$8.47	6,700	$9.72

Options exercisable at period end	4,276		3,921		3,267

At December 31, 2003, there were 10,045,635 shares of CIBER common stock reserved for outstanding and available future grants under our stock option plans.

Summary information about CIBER, Inc. stock options outstanding and exercisable at December 31, 2003 is as follows (shares in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.38	-	$5.00	2,155	$4.47	7.7	1,243	$4.23
5.02	-	6.51	2,532	5.91	8.6	909	5.75
6.54	-	13.25	1,899	9.51	7.6	1,177	10.38
14.13	-	50.98	993	18.72	5.1	947	18.81
$0.38	-	$50.98	7,579	$8.08	7.6	4,276	$9.47

Directors’ Stock Compensation Plan – A total of 50,000 shares of CIBER, Inc. common stock are authorized for issuance to non-employee directors under this plan.  Each non-employee director is issued shares having a fair market value of approximately two thousand five hundred dollars for attendance at each meeting of our Board of Directors. In 2003, 2002 and 2001, we issued 8,220; 7,406 and 7,550 shares, respectively, of common stock under this plan.  At December 31, 2003, 16,610 shares were available for future issuance.

Employee Stock Purchase Plan (“ESPP”) – Under our ESPP, eligible employees are allowed to purchase shares of our common stock at a price equal to 85% of the lower of its fair market value on the first day or the last day of the quarter. A total of 6,750,000 shares of common stock have been reserved for under the ESPP, of which, 1,226,936 shares are available at December 31, 2003 for future issuances.  Employees purchased 899,403; 719,039 and 1,226,878 shares under the ESPP in 2003, 2002 and 2001, respectively.

(14) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan. Our company matching contribution is determined based on the employee’s completed years of service.  We recorded expense of $3,916; $4,527 and $2,945 in 2003, 2002 and 2001, respectively, related to this plan.

(15) Shareholders’ Equity

Accumulated other comprehensive income (loss), net of taxes, is comprised of the following:

	December 31,
	2003	2002
Foreign currency translation	$6,051	$1,039
Unrealized gain on securities	—	1,352
Accumulated other comprehensive income	$6,051	$2,391

Sale of Stock to Investors –On April 29, 2002, we sold 2,459,016 shares of our common stock to investors at $6.10 per share, in a private placement.  Total proceeds, net of expenses were $14,095.

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

Share Repurchase Program – In 2002, we reached the maximum number of shares authorized by the Board of Directors under our previous share repurchase program that began in 1999.  A total of 6,888,591 shares were repurchased under this program.  On July 30, 2002 our Board of Directors approved a new share repurchase program and authorized up to 1,000,000 common shares to be repurchased.  In 2003, we reached the maximum number of shares authorized by the Board of Directors under this new share repurchase program and authorized up to another 1,000,000 common shares to be repurchased.  During 2003 we repurchased a total of 1,061,500 shares under the Share Repurchase Program at a cost of  $7,255.  At December 31, 2003, there were 174,000 authorized shares remaining available for repurchase.

Shelf Registration Statement on Form S-4  – At December 31, 2003, we have an effective registration statement of Form S-4, under which 8,261,365 shares of our common stock remain and may be used from time to time in connection with future business combinations.

Warrants for Common Stock – In connection with our acquisition of Aris in 2001, we issued warrants for shares of our common stock in replacement of Aris’s previously outstanding warrants.  The 8,586 warrants outstanding at December 31, 2003 are exercisable at $58.24 per share, and expire in October 2004.

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

(16) Contingencies

We are routinely involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business. Although, the outcome of such matters is not predictable with assurance, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.  However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

(17) Business and Credit Concentrations

Financial instruments that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable.  Our cash and cash equivalents are in high credit quality short-term investments and held by high credit qualified financial institutions.  Accounts receivable are reviewed on a periodic basis and an allowance for bad debts is recorded where such amounts are determined to be uncollectible.  Our revenue and accounts receivable are principally concentrated with large companies across several industries and governmental entities located throughout the United States. Our largest client accounted for approximately 10%, 12% and 6% of total revenue in 2003, 2002 and 2001, respectively. In 2003 and 2002, our largest client was the various agencies of the U.S. federal government.  In addition, our five largest clients accounted for, in the aggregate, approximately 29%, 30% and 16% of our total revenue in 2003, 2002 and 2001, respectively.

(18) Segment Information

 Our operating segments are organized internally primarily by the nature of their services and geographic area. As a result of our January 2003 acquisition of ECsoft we have significantly expanded and reorganized our European operations.  Effective January 1, 2003, we created a new reportable segment “European Operations,” resulting in three reportable segments, Custom Solutions, Package Solutions and European Operations. All prior year segment data presented herein has been restated to conform with the 2003 segment presentation.  Similar operating units have been aggregated in the determination of reportable segments.  The Custom Solutions segment includes our United States based CIBER branch offices that provide IT project solutions and IT professional staffing services in custom developed software environments.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division (including our Canadian subsidiary) and our DigiTerra, Inc. subsidiary.  The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), and supply chain management software from software vendors such as PeopleSoft, Lawson, Oracle and SAP.  In 2003, our European Operations segment includes the acquired ECsoft operations and is comprised of our European operations in Denmark, Germany, Hungary, the Netherlands, Norway, Sweden and the United Kingdom.  In 2002, European Operations included our CIBER Solution Partners’ operations in Germany, Hungary, the Netherlands and the United Kingdom.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets and goodwill impairment.  We do not account for or report to our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies.

The following presents financial information about our reporting segments:

	Years ended December 31,
	2003	2002	2001
Total revenue:
Custom Solutions	$523,971	$500,341	$424,980
Package Solutions	93,801	90,388	122,274
European Operations	76,509	20,916	13,667
Inter-segment	(2,294)	(3,327)	(2,046)
Total	691,987	$608,318	$558,875

Inter-segment revenue:
Custom Solutions	$(164)	$(64)	$(52)
Package Solutions	(2,130)	(3,263)	(1,994)
Total	$(2,294)	$(3,327)	$(2,046)

Income from operations:
Custom Solutions	$46,410	$43,364	$27,227
Package Solutions	8,797	4,648	5,017
European Operations	2,373	2,644	3,035
Corporate	(22,453)	(25,224)	(20,528)
Total	35,127	25,432	14,751
Amortization of intangibles	(2,664)	(910)	(12,155)
Operating income	$32,463	$24,522	$2,596

Other information:
Total foreign revenue	$78,587	$22,071	$16,743
Total foreign long lived assets (1)	$42,596	$17,827	$12,348

(1) This balance includes $40,023, $13,838 and $11,816 of intangible assets as of December 31, 2003, 2002 and 2001 respectively.

(19) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Years ended December 31,
	2003	2002	2001
Acquisitions:
Fair value of assets recorded, excluding cash	$50,611	$83,306	$96,225
Liabilities recorded	(32,963)	(34,058)	(27,890)
Common stock issued	—	(8,696)	(21,679)
Payment of accrued acquisition liabilities	—	1,000	2,445
Change in minority interest	—	—	858
Cash paid for acquisitions, net of cash acquired	$17,648	$41,552	$49,959
Noncash investing and financing activities:
CIBER stock received as payment of officer loan	—	$1,250	—
Exchange of shares of non-marketable investment for CIBER stock	—	—	$777
Cash paid for interest	$1,673	$1,511	$211
Cash paid (refunded) for income taxes, net	$2,410	$(1,985)	$506

(20) Subsequent Events

Acquisition of the Services Division of FullTilt Solutions, Inc. – On January 23, 2004, CIBER, Inc. acquired the Services Division of FullTilt Solutions, Inc., for cash consideration of approximately $9.9 million (unaudited), excluding transaction-related costs.  The Services Division has operations similar to CIBER, located in Philadelphia and Pittsburgh that have been combined with CIBER’s existing Custom Solutions operations in those areas.

Acquisition of SCB Technology, Inc. (“SCB”) – On March 1, 2004, we acquired SCB Computer Technology, Inc. (“SCB”).  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients. The total consideration paid by CIBER for all of SCB’s outstanding shares is approximately $54 million (unaudited), consisting of approximately $41 million in cash (unaudited) and approximately 1.4 million shares of CIBER common stock valued at approximately $13 million (unaudited).  In addition, SCB had certain debt obligations, totaling approximately $33 million (unaudited), which we repaid shortly after closing of the acquisition.  We used a portion of the cash raised from our December 2003 Convertible Debenture Offering to fund the cash portion of the purchase consideration and the repayment of SCB’s debt.

The acquisition of SCB expands our Federal Government and State & Local Government Practices and also adds beneficial customer relationships to our commercial sector business.  We believe that the acquisition will be beneficial due to the revenue that SCB’s business will add to our existing operations, and due to the expanded presence in certain markets that SCB’s existing client base offers to CIBER. In particular, SCB’s public sector business will compliment our existing state and Federal government service offerings.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  In addition we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

On February 18, 2004, our Board of Directors authorized an additional 1,000,000 shares for our share repurchase program.

(21) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2003
Revenue	$169,555	$177,143	$177,891	$167,398	$691,987
Operating income	7,839	11,391	7,545	5,688	32,463
Net income	4,568	6,846	4,392	4,178	19,984
Earnings per share – basic and diluted	$0.07	$0.11	$0.07	$0.07	$0.31

Year ended December 31, 2002
Revenue	$134,533	$155,057	$159,325	$159,403	$608,318
Operating income	2,855	5,671	8,183	7,813	24,522
Net income	1,607	3,216	4,404	4,951	14,178
Earnings per share – basic and diluted	$0.03	$0.05	$0.07	$0.08	$0.22

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financials reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In response to recent legislation and proposed regulations, we have begun a process of reviewing our internal control structure and our disclosure controls and procedures.  Although we believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing minor changes, from time to time, primarily to formalize and document procedures already in place.

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2004 Annual Meeting of Shareholders scheduled for April 27, 2004 (the “2004 Proxy Statement”) within 120 days of December 31, 2003 and certain information included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers

The information required by this item is incorporated by reference from the sections captioned “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in CIBER’s 2004 Proxy Statement.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” in CIBER’s 2004 Proxy Statement.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CIBER’s 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” in CIBER’s 2004 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Independent Public Accountants” in CIBER’s 2004 Proxy Statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements
The following financial statements are filed as part of this report:

Independent Auditors’ Report
Consolidated Statements of Operations – Years Ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets – December 31, 2003 and 2002
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

None.

	(3)	Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)		Reports on Form 8-K During the Quarter Ended December 31, 2003

On October 1, 2002, we filed a Form 8-K announcing that we have decided to change the record keeper for the CIBER 401(k) Savings Plan.

On October 24, we filed a Form 8-K announcing that we had entered into an Agreement and Plan of Merger with SCB Computer Technology (“SCB”), whereby, CIBER has agreed to acquire all of the outstanding shares of SCB.

On October 30, 2003, we filed a Form 8-K announcing that we had issued a press release in which we announced our financial results for the quarter ended September 30, 2003.

On November 25, we filed a Form 8-K announcing that we had issued a press release announcing that we intend to offer $100 million (plus an option to purchase an additional $25 million) of Convertible Senior Subordinated Debentures due 2023, through a Rule 144A offering to qualified institutional buyers.

On November 26, 2003 we filed a Form 8-K announcing that we had issued a press release announcing that we had priced our 2.875% Convertible Senior Subordinated Debentures due 2023.

On December 2, 2003, we filed a Form 8-K announcing that we had completed our sale of $175 million of 2.875% Convertible Senior Subordinated Debentures due 2023 through a Rule 144A offering to qualified institutional buyers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIBER, Inc.

Date: March 10, 2004	By:	/s/ Mac J. Slingerlend

Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY G. STEVENSON	Chairman of the Board and Founder	March 10, 2004
Bobby G. Stevenson

/s/ MAC J. SLINGERLEND	Chief Executive Officer, President,	March 10, 2004
Mac J. Slingerlend	Secretary and Director
(Principal Executive Officer)

/s/ DAVID G. DURHAM	Chief Financial Officer, Senior Vice	March 10, 2004
David G. Durham	President and Treasurer
(Principal Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO	Vice President/Chief Accounting Officer	March 10, 2004
Christopher L. Loffredo	(Principal Accounting Officer)

/s/ PETER H. CHEESBROUGH	Director	March 10, 2004
Peter H. Cheesbrough

/s/ ARCHIBALD J. MCGILL	Director	March 10, 2004
Archibald J. McGill

/s/ JAMES A. RUTHERFORD	Director	March 10, 2004
James A. Rutherford

/s/ GEORGE A. SISSEL	Director	March 10, 2004
George A. Sissel

/s/ JAMES C. SPIRA	Director	March 10, 2004
James C. Spira

EXHIBIT INDEX

Number	Description of Exhibits
2.1

The Second Amended and Restated Agreement and Plan of Merger by and between CIBER, Inc. and Aris Corporation, incorporated by reference to the Post-Effective Amendment No. 2 to Form S-4 filed by CIBER, Inc. on August 3, 2001

2.2

Stock Purchase Agreement dated September 7, 2001 by and among CIBER, Inc., PSINet Consulting Solutions Holdings, Inc. and PSINet Inc. and the Amendment Agreement dated October 9, 2001 and Closing Agreement dated October 15, 2001, incorporated by reference to CIBER’s Current Report on Form 8-K filed with the Commission on October 30, 2001

2.3

Asset Purchase Agreement, dated April 30, 2002, by and among CIBER, Inc., Decision Consultants, Inc., KRT System, L.P. and John A. Krasula, Sole Trustee of the John A. Krasula Living Trust, dated April 1, 1988 (4)

2.4	Recommended Cash Offer by Rothschild on behalf of CIBER (UK) Limited a wholly owned subsidiary of CIBER, Inc. for ECsoft Group plc and the related Form of Acceptance and Authority (6)
2.5	Amended and Restated Agreement and Plan of Merger by and among CIBER, Inc., CIBER Acquisition Corporation and AlphaNet Solutions, Inc., dated as of April 21, 2003, with exhibits. (7)
2.6	First Amendment to Merger Agreement, dated January 20, 2004, among CIBER, Inc., Daphne Acquisition Corporation and SCB Computer Technology, Inc. (11)
3(i)

Amended and Restated Certificate of Incorporation of CIBER, Inc.; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1996; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated March 4, 1998, incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1999, incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

3(ii)	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001, incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
3(iii)	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003.(8)
4.1	Form of Common Stock Certificate (1)
4.2(i)	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A., incorporated by reference to CIBER’s Current Report on Form 8-K filed with the Commission on September 16, 1998
4.2(ii)	Amendment to the Rights Agreement dated as of February 18, 2003 between CIBER, Inc. and UMB Bank, N.A.(8)
4.2(iii)	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee. (9)
10.1*	1989 CIBER, Inc. Employee Stock Option Plan (1)
10.2	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan (1)
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001, incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
10.4	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997), incorporated by reference to CIBER’s Annual Report on Form 10-K for the year ended June 30, 1998
10.5*	Employment Agreement with Mac J. Slingerlend dated July 1, 1999 (2)
10.6*	Employment Agreement with Joseph A. Mancuso dated July 1, 1999 (2)
10.7*	Promissory Note between CIBER, Inc. and Joseph A. Mancuso, incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
10.8*	Employment Agreement with David G. Durham dated January 22, 2001, incorporated by reference to CIBER’s Annual Report on Form 10-K for the year ended December 31, 2000
10.9

Commercial & Investment Real Estate Purchase & Sale Agreement dated August 2, 2001 between Aris Corporation and Parker, Smith and Feek, Inc., including Amendment and Second Amendment, incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10.10*	Employment Agreement with William R. Wheeler dated July 1, 2001 (3)
10.11*	Salary Continuation Retirement Plan for Mac J. Slingerlend, Second Revision – February 2002 (3)
10.12*	Promissory note between CIBER, Inc. and Mac J. Slingerlend dated January 2, 2002 (4)
10.13	Form of Stock Purchase Agreement between CIBER and various investors, executed on April 29, 2002 (4)
10.14*	Employment Agreement with Ed Longo dated May 1, 2002, incorporated by reference to CIBER’s

Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
10.15

Agreement dated April 30, 2002 by and among CIBER, Inc.; Decision Consultants, Inc.; KTR System, L.P. and The John A. Krasula Living Trust Dated April 1, 1998, regarding the stock repurchase option (5)

10.16*	Form of Change of Control Agreement adopted as of February 18, 2003. (8)
10.17*	Form of Indemnification Agreement adopted as of February 18, 2003 (8)
10.18

Office Building Lease dated as of February 1, 2003 between Building One DTC Limited Partnership as Landlord and CIBER, Inc. as Tenant. The exhibits listed have been omitted and CIBER agrees to supplementally furnish to the Commission a copy of any such exhibit upon request.

10.19	Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, National Association dated August 15, 2003. (10)
21.1	List of Subsidiaries of CIBER, Inc., filed herewith
23.1	Consent of KPMG LLP, filed herewith
31.1	Certification by CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification by CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Section 1350 Principal Executive Officer Certification, filed herewith
32.2	Section 1350 Principal Financial Officer Certification, filed herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 33-74774), as filed with the SEC on February 2, 1994
(2)	Incorporated by reference to CIBER’s Annual Report on Form 10-K for the year ended June 30, 1999
(3)	Incorporated by reference to CIBER’s Annual Report on Form 10-K for the year ended December 31, 2001
(4)	Incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(5)	Incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(6)	Incorporated by reference to CIBER’s Current Report on Form 8-K filed with the SEC on February 4, 2003
(7)	Incorporated by reference to CIBER’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(8)	Incorporated by reference to CIBER’s Annual Report on Form 10-K for the year ended December 31, 2002
(9)	Incorporated by reference to CIBER’s Current Report on Form 8-K filed with the SEC on December 2, 2003
(10)	Incorporated by reference to CIBER’s Current Report on Form 8-K filed with the SEC on August 20, 2003
(11)	Incorporated by reference to the Registration Statement on Form S-4, Post-effective Amendment No. 2, as filed with the SEC on January 26, 2004
*	Indicates a management contract or compensatory plan