Form 10-Q
period 2004-03-31
CIBER INC
filed 2004-05-03
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2004

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

Yes  ☒    No  ☐

As of March 31, 2004, there were 60,272,520 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
In thousands, except per share data	2004	2003

Consulting services	$173,289	$164,864
Other revenue	6,766	4,691
Total revenue	180,055	169,555

Cost of consulting services	125,615	118,331
Cost of other revenue	5,017	3,633
Selling, general and administrative expenses	39,099	39,223
Amortization of intangible assets	609	529
Operating income	9,715	7,839
Interest income	234	291
Interest expense	(1,553)	(668)
Other income (expense), net	1,383	(16)
Income before income taxes	9,779	7,446
Income tax expense	3,814	2,878
Net income	$5,965	$4,568

Earnings per share - basic	$0.10	$0.07

Earnings per share - diluted	$0.10	$0.07

Weighted average shares - basic	59,242	64,200

Weighted average shares - diluted	60,621	64,740

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

In thousands, except per share data	March 31 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$38,525	$132,537
Accounts receivable, net	163,044	140,037
Prepaid expenses and other current assets	11,288	10,521
Income taxes refundable	3,456	4,616
Deferred income taxes	6,329	4,931
Total current assets	222,642	292,642

Property and equipment, at cost	47,856	46,023
Less accumulated depreciation and amortization	(26,479)	(30,646)
Net property and equipment	21,377	15,377

Goodwill	318,070	249,992
Other intangible assets, net	21,383	8,231
Other assets	6,656	7,081
Total assets	$590,128	$573,323

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,841	$17,236
Accrued compensation and related liabilities	34,801	37,954
Accrued lease costs – current portion	3,567	3,606
Other accrued expenses and liabilities	26,841	20,793
Income taxes payable	852	501
Total current liabilities	81,902	80,090
Accrued lease costs – long term	6,131	4,951
Deferred income taxes	2,340	8,650
Long term debentures	175,000	175,000
Total liabilities	265,373	268,691
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 64,705 issued	647	647
Additional paid-in capital	268,191	266,777
Retained earnings	89,852	85,366
Accumulated other comprehensive income	5,532	6,051
Treasury stock, 4,432 and 6,106 shares at cost	(39,467)	(54,209)
Total shareholders’ equity	324,755	304,632
Total liabilities and shareholders’ equity	$590,128	$573,323

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
In thousands	2004	2003

Operating activities:
Net income	$5,965	$4,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,963	2,157
Amortization of intangible assets	609	529
Deferred income taxes	2,022	1,589
Provision for doubtful receivables	(49)	462
Provision for office lease and closure costs	—	512
Other, net	408	(205)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,320	(5,855)
Other current and long-term assets	(880)	(1,773)
Accounts payable	(2,802)	1,590
Accrued compensation and related liabilities	(12,076)	(6,129)
Accrued lease costs	(1,706)	(1,511)
Other accrued expenses and liabilities	(3,104)	(5)
Income taxes payable/refundable	2,095	2,768
Net cash used in operating activities	(6,235)	(1,303)

Investing activities:
Acquisitions, net of cash acquired	(53,797)	(6,628)
Purchases of property and equipment, net	(1,366)	(1,129)
Purchases of investments	—	(500)
Sales of investments	—	75
Net cash used in investing activities	(55,163)	(8,182)

Financing activities:
Employee stock purchases and options exercised	3,290	1,042
Purchases of treasury stock	(2,047)	(1,829)
Repayment of debt of acquired company	(33,094)	—
Borrowings on long term bank line of credit	—	126,270
Payments on long term bank line of credit	—	(109,434)
Line of credit origination fees paid	—	(250)
Net cash provided by (used in) financing activities	(31,851)	15,799
Effect of foreign exchange rate changes on cash	(763)	(1,065)
Net increase (decrease) in cash and cash equivalents	(94,012)	5,249
Cash and cash equivalents, beginning of period	132,537	14,899
Cash and cash equivalents, end of period	$38,525	$20,148

Non-cash activities:
Note forgiveness as purchase consideration	$1,174	$—
Value of shares issued for acquisition	$12,704	$—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
In thousands	Shares	Amount

Balances at January 1, 2004	64,705	$647	$266,777	$85,366	$6,051	$(54,209)	$304,632
Net income	—	—	—	5,965	—	—	5,965
Foreign currency translation	—	—	—	—	(519)	—	(519)
Acquisition consideration	—	—	948	—	—	12,027	12,975
Employee stock purchases and options exercised	—	—	21	(1,479)	—	4,748	3,290
Tax benefit from exercise of stock options	—	—	445	—	—	—	445
Stock compensation expense		—	—	—	—	14	14
Purchases of treasury stock	—	—	—	—	—	(2,047)	(2,047)
Balances at March 31, 2004	64,705	$647	$268,191	$89,852	$5,532	$(39,467)	$324,755

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations.  In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of operating results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-based Compensation.  As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)”. We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock upon exercise. We generally grant stock options at the market price at the date of grant.

For all our stock-based plans, we have recorded expense of $14 and $16 for the three months ended March 31, 2004 and 2003, respectively. No compensation expense has been recorded for stock options.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123.

		Three months ended March 31,
		2004	2003
Net income, as reported		$5,965	$4,568
Deduct: Stock based compensation expense determined under fair value based method, net of related tax effects		(1,093)	(1,182)
Pro forma net income		$4,872	$3,386

Earnings per share - basic:	As reported	$0.10	$0.07
	Pro forma	$0.08	$0.05

Earnings per share - diluted:	As reported	$0.10	$0.07
	Pro forma	$0.08	$0.05

(2) Earnings Per Share

The computation of earnings per share – basic and diluted is as follows (shares in thousands):

	Three months ended March 31,
	2004	2003
Numerator:
Net income	$5,965	$4,568
Denominator:
Basic weighted average shares outstanding	59,242	64,200
Dilutive effect of employee stock options	1,379	180
Dilutive effect of put option	—	360
Diluted weighted average shares outstanding	60,621	64,740

Earnings per share - basic	$0.10	$0.07
Earnings per share - diluted	$0.10	$0.07

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 1,703,000 and 5,299,000 for the three months ended March 31, 2004 and 2003, respectively.  There were 12,830,000 shares excluded from the calculation of diluted weighted average shares outstanding related to our convertible senior subordinated debentures, as the conversion triggers are substantive and have not been met as of March 31, 2004.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,
	2004	2003
Net income	$5,965	$4,568
Change in net unrealized gain/loss on available for sale investments	—	(1,350)
Foreign currency translation adjustments	(519)	(1,353)
Comprehensive income	$5,446	$1,865

(4) Acquisitions

SCB ComputerTechnology, Inc. (“SCB”) – On March 1, 2004, we acquired SCB Computer Technology, Inc. and Subsidiaries (“SCB”). The results of SCB’s operations have been included in our consolidated financial statements since that date.  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients. At the date of the acquisition, SCB had approximately 1,250 consultants.  This acquisition expands our Federal Government and State & Local Government Practices and also adds beneficial customer relationships to our commercial sector business.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  In addition we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs. The total consideration paid by CIBER for all of SCB’s outstanding shares, options and warrants was approximately $57,299 consisting of $44,324 in cash, 1,353,000 shares of CIBER common stock valued at approximately $12,704 and replacement employee stock options valued at $271. The value of the CIBER shares issued was based on the average closing price of CIBER stock for the five trading days ended three days prior to the closing date.

The components of the preliminary purchase price allocation are as follows:

Cash paid	$44,324
CIBER shares issued	12,704
CIBER options issued	271
Transaction costs	1,341
Severance costs and other exit costs	5,495
Total	$64,135

Allocation of purchase price:
Net liability value acquired	$(7,402)
Value assigned to customer relationships	12,000
Goodwill	59,537
Total	$64,135

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of SCB at the date of acquisition:

Cash and cash equivalents	$1,714
Accounts receivable, net	21,775
Property and equipment	6,045
Prepaid expenses and other current assets	925
Income taxes refundable	295
Deferred income taxes	10,000
Total assets acquired	40,754
Accounts payable	(1,198)
Accrued compensation and related liabilities	(5,434)
Other liabilities	(8,430)
Long-term debt	(33,094)
Total liabilities assumed	(48,156)
Net liabilities	$(7,402)

We have recorded preliminary goodwill of $59,537 related to the acquisition of SCB, all of which has been assigned to our Custom Solutions Segment.  We expect that approximately $9 million of the total goodwill will be deductible for income tax purposes.  As of March 31, 2004, we have assigned $12 million to other intangible assets for the estimated fair value of customer relationships that is being amortized over 7 years.  We are in the process of completing the review and determination of the fair values of these other intangible assets, as well as certain other assets and liabilities, and therefore our preliminary estimates are subject to adjustment. Thus, the allocation of purchase price is subject to revision.  The accrued exit costs are accounted for as additional costs of the acquisition and reflect our best estimates.  Actual amounts may vary, however any excess reserve will reduce goodwill.  This amount consists of an accrued liability of $2,772 to exit certain leased locations, and an accrued liability, of $2,723 for estimated severance of SCB personnel, of which $2,451 was paid during the quarter, resulting in a balance of $272 at March 31, 2004.

The following pro forma information presents the combined results of operations of CIBER and SCB as if the acquisition had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as, the elimination of SCB’s expenses related to their acquisition by CIBER, the elimination of their historical intangible asset amortization and the addition of amortization of intangible assets resulting from CIBER’s acquisition of SCB as well as interest expense on the cash portion of the purchase price.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER and SCB constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended March 31,
	2004	2003

Total revenue	$199,020	$194,998
Net income	$4,336	$5,158
Income per share – basic	$0.07	$0.08
Income per share – diluted	$0.07	$0.08

Services Division of FullTilt Solutions, Inc.– On January 23, 2004, we acquired the Services Division of FullTilt Solutions, Inc. (“FullTilt”) for $9,751, excluding transaction-related costs.  The results of the Services Divisions operations have been included in our consolidated financial statements since that date.  The Services Division has operations similar to CIBER, located in Philadelphia and Pittsburgh and has been combined with CIBER’s existing Custom Solutions operations in those areas.  The addition will enhance our business model, expand our customer base and strengthen our project delivery capability.  This acquisition added approximately 80 consultants.  The purchase price was allocated to $1,308 in net tangible assets acquired, $1,592 to customer relationships and $6,877 to goodwill.

(5) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

	Custom Solutions Segment	Package Solutions Segment	European Operations Segment	Total
Balance at January 1, 2004	$177,175	$38,171	$34,646	$249,992
SCB goodwill	59,537	—	—	59,537
FullTilt goodwill	6,877	—	—	6,877
Other acquisition	1,234	—	—	1,234
Effect of foreign exchange rate changes	—	—	430	430
Balance at March 31, 2004	$244,823	$38,171	$35,076	$318,070

Amortized other intangible assets are comprised of the following:

	As of March 31, 2004			As of December 31, 2003
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Noncompete agreements	$100	$(75)	$25	$100	$(50)	$50
Customer relationships	23,987	(2,629)	21,358	11,467	(3,286)	8,181
	$24,087	$(2,704)	$21,383	$11,567	$(3,336)	$8,231

The estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $3,313, $3,568, $3,466, $3,072 and $3,072.

(6) Accrued lease costs

We have a lease reserve for certain office space that is vacant or has been subleased at a loss.  The activity in the accrued lease costs reserve during the three months ended March 31, 2004, consists of the following:

Balance at January 1, 2004	$8,557
Additions due to acquisitions	2,735
Cash payments	(1,706)
Effect of foreign exchange rate changes	112
Balance at March 31, 2004	$9,698

(7) Convertible Senior Subordinated Debentures

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

(8) Bank Line of Credit and Term Loan

Bank Line of Credit – On March 31, 2004, we amended our Line of Credit Agreement with Wells Fargo Bank, N.A.  Under the amended agreement, the maximum amount that may be borrowed under the Line of Credit Agreement decreased from $60 million to $50 million and the expiration was extended through September 30, 2007.  We also modified certain terms and financial covenants.  The line of credit is unsecured, unless borrowings exceed $40 million or if certain financial covenant thresholds are exceeded, in which case substantially all of CIBER’s assets would secure the line of credit. The interest rate charged on borrowings under the amended agreement ranges from the prime rate of interest (“prime”) less 80 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On April 1, 2004, the bank’s prime rate was 4.00% and our rate for borrowing was 3.20%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with the covenants as of March 31,2004.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisition and investment activity and prohibit the payment of any dividends.

In connection with the March 31, 2004 amendment to our line of credit agreement, we also entered into a term loan with Wells Fargo in the amount of $6 million, which expires on September 30, 2006.  This term loan was funded in early April 2004.  The term loan bears interest at the same rate as our line of credit.  This term loan is secured by certain computer hardware valued at approximately $6 million.  The outstanding principal balance of the term loan is due in equal monthly installments of $200,000, beginning on April 30, 2004.

(9) Stock Based Plans

Share Repurchase Program – During the three months ended March 31, 2004, we repurchased 215,000 shares of our common stock at a cost of  $2,047.  At March 31, 2004, there were 959,000 shares available for repurchase under the plan authorized by the board of directors.

SCB Employee Inducement Award Plan – Effective March 1, 2004, we established the SCB Employee Inducement Award Plan.  This plan was established to provide new CIBER employees who joined the Company, as a result of the SCB merger, with CIBER stock options.  This is a single-purpose plan approved by CIBER’s Board of Directors.  There are 300,000 shares authorized under this plan and options for approximately 205,000 shares have been issued under this plan as of March 31, 2004

(10) Segment Information

Our operating segments are organized internally primarily by the nature of their services and geographic area. Similar operating units have been aggregated in the determination of reportable segments.  The Custom Solutions segment includes our United States based CIBER branch offices that provide IT project solutions and IT professional staffing services in custom developed software environments.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division (including our Canadian subsidiary).  The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), and supply chain management software from software vendors such as PeopleSoft, Lawson, Oracle and SAP.  Our European Operations segment includes the acquired ECsoft operations and is comprised of our European operations in Denmark, Germany, Hungary, the Netherlands, Norway, Sweden and the United Kingdom.

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

The following presents financial information about our reporting segments:

	Three months ended March 31,
	2004	2003
Total revenue:
Custom Solutions	$135,771	$131,961
Package Solutions	21,293	22,758
European Operations	23,924	15,446
Inter-segment	(933)	(610)
Total	$180,055	$169,555

Inter-segment revenue:
Custom Solutions	$(830)	$(6)
Package Solutions	(103)	(604)
Total	$(933)	$(610)

Income (loss) from operations:
Custom Solutions	$11,976	$12,218
Package Solutions	1,009	1,811
European Operations	1,513	(545)
Corporate	(4,174)	(5,116)
Total	10,324	8,368
Amortization of intangibles	(609)	(529)
Operating income	$9,715	$7,839

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base.  In 2004, we completed the following significant business combination:

Acquired Company	Date	Consultants added	Goodwill added
SCB Computer Technology	March 2004	1,250	$59.5 million

On March 1, 2004, we completed our acquisition SCB Computer Technology, Inc. (“SCB”). The results of SCB’s operations have been included in our consolidated financial statements since that date.  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients. The aggregate purchase price for all of SCB’s shares, options and warrants totaled $57.3 million, excluding transaction-related costs, consisting of $44.3 million in cash and approximately 1,353,000 shares of CIBER common stock valued at approximately $12.7 million and replacement options valued at $271. In addition, SCB had certain debt obligations, totaling approximately $33 million, which we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our December 2003 Convertible Debenture Offering to fund the cash portion of the purchase consideration and the repayment of SCB’s debt.

This acquisition expands our Federal Government and State & Local Government Practices and also adds beneficial customer relationships to our commercial sector business.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  In addition we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

Results of Operations

The following table sets forth certain statement of operations data, expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2004	2003

Consulting services	96.2%	97.2%
Other revenue	3.8	2.8
Total revenue	100.0%	100.0%

Gross margin-services	27.5%	28.2%
Gross margin-other revenue	25.9	22.6
Gross margin-total	27.4	28.0
Selling, general and administrative expenses	21.7	23.1
Operating income before amortization	5.7	4.9
Amortization of intangible assets	0.3	0.3
Operating income	5.4	4.6
Interest and other income, net	0.0	(0.2)
Income before income taxes	5.4	4.4
Income tax expense	2.1	1.7
Net income	3.3%	2.7%

The following table sets forth certain operating data for our reportable segments:

	Three months ended March 31,
In thousands	2004	2003
Services Revenue:
Custom Solutions	$131,788	$128,689
Package Solutions	19,398	21,531
European Operations	23,036	15,254
Eliminations	(933)	(610)
	$173,289	$164,864

Percent of Services Revenue:
Custom Solutions	76%	78%
Package Solutions	11%	13%
European Operations	13%	9%
Services Gross Margin%:
Custom Solutions	26.4%	26.7%
Package Solutions	27.5%	36.5%
European Operations	30.5%	28.2%

Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003

Total revenue for the three months ended March 31, 2004 increased 6% to $180.1 million from $169.6 million for the quarter ended March 31, 2003.  This represents a 5% increase in consulting service revenue, as well as a 44% increase in other revenue.  Other revenue totaled $6.8 million for the three months ended March 31, 2004 compared to $4.7 million for the same quarter last year, an increase of 44%.  This resulted from an increase in demand for IT products during the quarter ended March 31, 2004.  Custom Solutions service revenue increased 2%, Package Solutions service revenue decreased 10% and our European Operations service revenue increased

51% when compared to the same period, last year.  Overall, the 2004 revenue growth is primarily due to our March 1, 2004 acquisition of SCB, plus the full quarter benefit of our ECsoft acquisition, which closed in late January 2003. Our average number of billable consultants increased 12% to approximately 5,500 for the quarter ended March 31, 2004 from approximately 4,900 for the quarter ended March 31, 2003 and we ended the quarter with 6,400 billable consultants.  The increase in Custom Solutions’ service revenue during the three months ended March 31, 2004 was due to an average net increase of approximately 470 consultants (+11%), primarily attributable to the SCB acquisition. Our consultant utilization rate remained consistent quarter over quarter.  The decrease in Package Solutions’ service revenue during the three months ended March 31, 2004 was due to a 600 basis point decrease in utilization levels to 69.3% for the three-months ended March 31, 2004 from 75.3% for the three-months ended March 31, 2003, combined with an average net decrease of approximately 50 consultants (-13%) quarter-over-quarter.  The utilization decrease was due solely to cost overruns incurred on a single project during the quarter.  The increase in European Operations’ service revenue was due to the fact that ECsoft was included in our results for the entire first quarter of 2004 compared to only two months of the 2003 first quarter.

In total, our gross margin percentage decreased to 27.4% of revenue for the three months ended March 31, 2004 from 28.0% of revenue for the same quarter of last year. This decrease is due to lower gross margins on service revenue offset partially by improved gross margins on other revenue.  The decline in gross profit on services revenue was primarily due to the cost overrun on the Package Segment project mentioned previously, plus lower margins, as expected on the incremental revenue contributed by SCB.  Custom Solutions’ gross margin on service revenue decreased 30 basis points during the three months ended March 31, 2004 from the same period in the prior year.  This is primarily due to the acquisition of SCB in March 2004, which had slightly lower margins than CIBER’s other Custom Solutions operations.  Package Solutions’ gross margin on service revenue decreased 900 basis points for the quarter ended March 31, 2004 compared to the same quarter of the prior year.  This decrease was due to cost associated with one project that a client began then unexpectedly canceled and a second project that incurred cost overruns.  The affect of these projects will be less in the June 2004 quarter. European Operations’ gross margin on service revenue increased 230 basis points to 30.5% for the quarter ended March 31, 2003 from 28.2% for the same period in the prior year due to an increase in average billing rates to approximately $117 for the quarter ended March 31, 2004 from approximately $102 for the quarter ended March 31, 2003.

Our gross margin percentage on other revenue increased to 25.9% for the three months ended March 31, 2004 from 22.6% in 2004 due to increased margins on both hardware sales and commissions on product sales during the period.

Selling, general and administrative expenses (“SG&A”) decreased to $39.1 million for the quarter ended March 31, 2004 from $39.2 million for the quarter ended March 31, 2003.  As a percentage of sales, SG&A decreased to 21.7% for the quarter ended March 31, 2004 from 23.1% in 2003, as we continue efforts to contain costs and leverage our existing overhead infrastructure.

Amortization of intangible assets increased to $609,000 for the three months ended March 31, 2004 from $529,000 for the same quarter last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  In December 2003, we completed a $175 million sale of convertible senior subordinated debentures and paid off our outstanding borrowings under our bank line of credit.  The increase in interest expense quarter over quarter is due to the fact that we recorded interest expense on the $175 million debenture balance for the quarter ended March 31, 2004 compared to interest expense on our line of credit, which had an average outstanding balance of approximately $39 million during the quarter ended March 31, 2003.

Other income of $1.4 million was recorded during the three months ended March 31, 2004, primarily due to $637,000 of foreign currency transaction gains as well as $734,000 of foreign currency investment gains.

Our effective tax rate of 39.0% for the three months ended March 31, 2004 was consistent with the effective rate of 38.7% for the same period of last year.

Liquidity and Capital Resources

At March 31, 2004, we had $140.7 million of working capital and a current ratio of 2.7:1. Historically, we have used our operating cash flow plus the periodic sales of stock and borrowings under our line of credit to finance our operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Three Months ended March 31,
In thousands	2004	2003
Net cash provided by (used in):
Operating activities	$(6,235)	$(1,303)
Investing activities	(55,163)	(8,182)
Financing activities	(31,851)	15,799
Effect of foreign exchange rates on cash	(763)	(1,065)
Net increase (decrease) in cash and equivalents	$(94,012)	$5,249

Net cash used in operations increased during the three months ended March 31, 2004 compared to the same period of the prior year due to a smaller quarter-end payroll accrual due to the timing of our normal US bi-weekly payroll cycle as well as cash used to pay various accounts payable and accrued liabilities acquired with our acquisition of SCB.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  Purchases of property and equipment have increased as a result of certain system upgrades completed during the quarter.  In 2004, we used cash of $44.0 million and $9.8 million for our acquisitions of SCB and FullTilt, respectively.

Financing activities are primarily comprised of cash used for the repayment of acquired debt and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  During the three months ended March 31, 2004, we repaid $33.1 million of debt acquired in connection with our SCB acquisition.  We purchased $2.0 million of treasury stock during the three months ended March 31, 2004 compared to $1.8 for the same period of last year. The cash provided by sales of stock under our employee stock purchase plan and options exercised increased to $3.3 million during the three months ended March 31, 2004 compared to $1.0 million during the three months ended March 31, 2003.

Total accounts receivable increased to $163.0 million at March 31, 2004 from $140.0 million at December 31, 2003 primarily due to our acquisition of SCB, which added approximately $21.8 million of accounts receivable. Total accounts receivable days sales outstanding (“DSO”) decreased slightly to 75 days at March 31, 2004 compared to 76 days at December 31, 2003.  Changes in accounts receivable have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), and our level of collection efforts.  Many individual reasons are outside of our control.  As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

Accrued compensation and related liabilities decreased to $34.8 million as of March 31, 2004 from $38.0 million at December 31, 2003. This decrease is due to a decrease in the number of days of payroll accrued at the end of the period due to the timing of our normal bi-weekly U.S. payroll cycle.  At March 31, 2004, there were eight days of unpaid wages compared to thirteen days at December 31, 2003.  This was mostly offset by increased payroll tax liabilities and the addition of $5.4 million of accrued compensation from our acquisition of SCB.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items, relate to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Other accrued expenses and liabilities increased to $26.8 million as of March 31, 2004 from $20.8 million as of December 31, 2003 primarily due to our acquisition of SCB.

In 2004 we continued the repurchase of our common stock under our share repurchase program.  At March 31, 2004, there were 959,000 shares available for repurchase under the plan authorized by the board of directors.  We may continue to use cash to repurchase our common stock in future periods.

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

Bank Line of Credit - On March 31, 2004, we amended our Line of Credit Agreement with Wells Fargo Bank, N.A.  Under the amended agreement, the maximum amount that may be borrowed under the Line of Credit Agreement decreased from $60 million to $50 million and the expiration was extended through September 30, 2007.  We also modified certain terms and financial covenants.  The line of credit is unsecured, unless borrowings exceed $40 million or if certain financial covenant thresholds are exceeded, in which case substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the amended agreement ranges from the prime rate of interest (“prime”) less 80 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters then ended.  On April 1, 2004, the bank’s prime rate was 4.00% and our rate for borrowing was 3.20%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ration of Senior Funded Indebtedness divided by EBITDA) of

1.5 to 1.0; and a minimum fixed charged coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75.  We are required to satisfy the financial covenants at the end of each quarter.  Certain elements of these ratios are defined below.

•      Senior Funded indebtedness includes borrowings under our line of credit and our term loan with Wells Fargo plus the face amount of any outstanding Letter of Credit and any liabilities under our Wholesale Financing Agreement with IBM Credit.  It does not include our convertible subordinated debentures.

•      Total Funded Indebtedness includes all Senior Funded Indebtedness plus all subordinated indebtedness.  This includes our convertible subordinated debentures.

•      EBITDA represents net income from continuing operations plus:  interest expense, income tax expense, depreciation expense, and amortization expense, measured over prior four quarters.

•      EBITDAR represents net income plus:  interest expense, income tax expense, depreciation expense, amortization expense, and rent payments, measured over the prior four quarters.

•      Total Fixed Charges represents the sum of capital expenditures, plus interest expense plus rent payments, measured over the prior four quarters.

We were in compliance with the covenants at March 31, 2004.

In connection with the March 31, 2004 amended to our line of credit agreement, we also entered into a term loan with Wells Fargo in the amount of $6 million, which expires on September 30, 2006.  This term loan was funded in early April 2004.  The term loan bears interest at the same rate as our line of credit.  This term loan is secured by certain computer hardware valued at approximately $6 million.  The outstanding principal balance of the term loan is due in equal monthly installments of $200,000, beginning on April 30, 2004.

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

We also have a $50 million bank revolving line of credit that expires in September 2007.  We have used borrowings under our line of credit for consideration related to our acquisitions in 2001, 2002 and 2003.  In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit, which non-compliances have been waived by our lender. We had no outstanding borrowings under our line of credit at March 31, 2004.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks were reported in our Annual report on Form 10-K for the year ended December 31, 2003.  There have been no material changes in these risks since the end of the year.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

None

ITEM 2.        Changes in Securities and Use of Proceeds

In connection with our March 1, 2004 acquisition of SCB Computer Technology, Inc. (SCB), as part of the total consideration for each outstanding share of SCB stock, we issued to SCB shareholders a total of 1,352,912 registered shares of CIBER common stock.  There were no cash proceeds to CIBER.  The CIBER shares issued were registered on Form S-4 (commission file number 333-102780) effective July 18, 2003, as amended.

ITEM 3.        Defaults Upon Senior Securities

Not applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders

None

ITEM 5.        Other Information

None

ITEM 6.        Exhibits and Reports on Form 8-K

Exhibit 10.1      First Amendment to Amended and Restated Credit and Security Agreement with Wells Fargo Bank, N.A. dated as of March 31, 2004.

Exhibit 31.1      Certification by Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2      Certification by Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1      Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K During the Quarter Ended March 31, 2004

On March 3, 2004 we filed a Form 8-K dated February 12, 2004 announcing that we had issued a press release with our financial results for the three and twelve-months ended December 31, 2003.

On March 3, 2004 we filed a Form 8-K dated March 1, 2004 announcing that we had completed our acquisition of SCB Computer Technology, Inc.

On March 16, 2004 we filed a Form 8-K dated March 10, 2004 announcing engagement of Ernst & Young LLP as principal accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC.
(Registrant)

Date May 3, 2004	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date May 3, 2004	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer