Form 10-Q
period 2004-06-30
CIBER INC
filed 2004-07-29
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2004

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

Yes   ☒     No   ☐

As of June 30, 2004, there were 60,280,183 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

In thousands, except per share data	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Consulting services	$199,933	$168,950	$373,222	$333,814
Other revenue	8,345	8,193	15,111	12,884
Total revenue	208,278	177,143	388,333	346,698

Cost of consulting services	144,356	119,472	269,971	237,803
Cost of other revenue	6,176	5,558	11,193	9,191
Selling, general and administrative expenses	42,808	39,938	81,907	79,161
Amortization of intangible assets	1,007	784	1,616	1,313
Operating income	13,931	11,391	23,646	19,230
Interest income	182	156	416	447
Interest expense	(1,668)	(440)	(3,221)	(1,108)
Other income, net	553	158	1,936	142
Income before income taxes	12,998	11,265	22,777	18,711
Income tax expense	5,068	4,419	8,882	7,297
Net income	$7,930	$6,846	$13,895	$11,414

Earnings per share - basic	$0.13	$0.11	$0.23	$0.18

Earnings per share - diluted	$0.13	$0.11	$0.23	$0.18

Weighted average shares - basic	60,279	63,851	59,760	64,026

Weighted average shares - diluted	61,467	64,307	61,044	64,524

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

In thousands, except per share data	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$12,879	$132,537
Accounts receivable, net	181,447	140,037
Prepaid expenses and other current assets	14,160	10,521
Income taxes refundable	3,253	4,616
Deferred income taxes	5,857	4,931
Total current assets	217,596	292,642

Property and equipment, at cost	51,849	46,023
Less accumulated depreciation and amortization	(28,907)	(30,646)
Net property and equipment	22,942	15,377

Goodwill	354,361	249,992
Other intangible assets, net	28,660	8,231
Other assets	6,289	7,081
Total assets	$629,848	$573,323

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,985	$17,236
Accrued compensation and related liabilities	44,084	37,954
Other accrued expenses and liabilities	27,421	23,652
Deferred revenue	10,915	747
Bank term loan – current portion	2,400	—
Income taxes payable	2,857	501
Total current liabilities	108,662	80,090
Bank term loan – long term	3,000	—
Deferred income taxes	6,402	8,650
Other long term liabilities	4,499	4,951
Long term debentures	175,000	175,000
Total liabilities	297,563	268,691
Minority interest	203	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 64,705 issued	647	647
Additional paid-in capital	268,283	266,777
Retained earnings	97,173	85,366
Accumulated other comprehensive income	5,611	6,051
Treasury stock, 4,425 and 6,106 shares at cost	(39,632)	(54,209)
Total shareholders’ equity	332,082	304,632
Total liabilities and shareholders’ equity	$629,848	$573,323

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

In thousands	Six months ended June 30,
	2004	2003

Operating activities:	$13,895	$11,414
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,544	4,595
Amortization of intangible assets	1,616	1,313
Deferred income taxes	4,414	3,100
Provision for doubtful receivables	124	1,227
Provision for office lease and closure costs	—	940
Other, net	1,661	(582)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(11,737)	(15,107)
Other current and long-term assets	712	892
Accounts payable	(758)	4,935
Accrued compensation and related liabilities	(4,605)	(2,825)
Deferred revenue	1,348	1,712
Other current and long-term liabilities	(9,073)	(6,673)
Income taxes payable/refundable	4,473	4,753
Net cash provided by operating activities	6,614	9,694

Investing activities:
Acquisitions, net of cash acquired	(73,547)	(18,089)
Proceeds from the sale of DigiTerra Broadband, net of expenses	—	2,059
Purchases of property and equipment, net	(3,149)	(2,076)
Purchases of investments	—	(108)
Sales of investments	—	241
Net cash used in investing activities	(76,696)	(17,973)

Financing activities:
Employee stock purchases and options exercised	4,947	2,507
Purchases of treasury stock	(5,958)	(3,120)
Cash settlement of put option	—	(5,832)
Repayment of debt of acquired companies	(52,628)	—
Borrowings on long term bank line of credit	51,916	225,938
Payments on long term bank line of credit	(51,916)	(205,552)
Line of credit origination fees paid	—	(250)
Borrowings on term note	6,000	—
Payments on term note	(600)	—
Net cash provided by (used in) financing activities	(48,239)	13,691
Effect of foreign exchange rate changes on cash	(1,337)	1,063
Net increase (decrease) in cash and cash equivalents	(119,658)	6,475
Cash and cash equivalents, beginning of period	132,537	14,899
Cash and cash equivalents, end of period	$12,879	$21,374

Non-cash activities:
Note forgiveness as acquisition consideration	$1,174	—
Value of shares and options issued for acquisitions	$14,448	—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity

(Unaudited)

In thousands	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
	Shares	Amount

Balances at January 1, 2004	64,705	$647	$266,777	$85,366	$6,051	$(54,209)	$304,632
Net income	—	—	—	13,895	—	—	13,895
Foreign currency translation	—	—	—	—	(440)	—	(440)
Acquisition consideration	—	—	948	(110)	—	13,610	14,448
Employee stock purchases and options exercised	—	—	29	(1,978)	—	6,896	4,947
Tax benefit from exercise of stock options	—	—	529	—	—	—	529
Stock compensation expense		—	—	—	—	29	29
Purchases of treasury stock	—	—	—	—	—	(5,958)	(5,958)
Balances at June 30, 2004	64,705	$647	$268,283	$97,173	$5,611	$(39,632)	$332,082

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1)   Summary of Significant Accounting Policies

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations.  In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three  and six month period ended June 30, 2004 are not necessarily indicative of operating results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

For all of our stock-based plans, we have recorded expense of $29 and $27 for the six months ended June 30, 2004 and 2003, respectively. No compensation expense has been recorded for stock options.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123.

		Three months ended June 30,		Six months ended June 30,
		2004	2003	2004	2003
Net income, as reported		$7,930	$6,846	$13,895	$11,414
Deduct: Stock based compensation expense determined under fair value based method, net of related tax effects		(1,301)	(1,227)	(2,394)	(2,400)
Pro forma net income		$6,629	$5,619	$11,501	$9,014

Earnings per share – basic:	As reported	$0.13	$0.11	$0.23	$0.18
	Pro forma	$0.11	$0.09	$0.19	$0.14

Earnings per share – diluted:	As reported	$0.13	$0.11	$0.23	$0.18
	Pro forma	$0.11	$0.09	$0.19	$0.14

(2) Earnings Per Share

The computation of earnings per share – basic and diluted is as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$7,930	$6,846	$13,895	$11,414
Denominator:
Basic weighted average shares outstanding	60,279	63,851	59,760	64,026
Dilutive effect of employee stock options	1,188	337	1,284	259
Dilutive effect of put option	—	119	—	239
Diluted weighted average shares outstanding	61,467	64,307	61,044	64,524

Earnings per share – basic	$0.13	$0.11	$0.23	$0.18
Earnings per share – diluted	$0.13	$0.11	$0.23	$0.18

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 2,006,000 and 6,158,000 for the three months ended June 30, 2004 and 2003, respectively and 1,855,000 and 4,773,000 for the six months ended June 30, 2004 and 2003.  There were 12,830,000 shares excluded from the calculation of diluted weighted average shares outstanding related to our Convertible Senior Subordinated Debentures, as the conversion triggers are substantive and have not been met as of June 30, 2004.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$7,930	$6,846	$13,895	$11,414
Change in net unrealized gain (loss) on available for sale investments	—	85	—	(1,265)
Foreign currency translation adjustments	79	2,765	(440)	1,412
Comprehensive income	$8,009	$9,696	$13,455	$11,561

(4) Acquisitions

Ascent Technology Group Limited (“Ascent”) – On May 24, 2004, we acquired Ascent Technology Group Limited and Subsidiaries.  The results of Ascent’s operations have been included in our consolidated financial statements since that date. Ascent, based in, Leicestershire, U.K., provides IT services to medium-size enterprises, with a particular focus on software implementation and sales, including, both SAP and Sage ERP solution, as well as, their own proprietary customer relationship management software. At the time of the acquisition, Ascent had approximately 130 consultants. This acquisition expands our existing UK presence and allows us to achieve economies of scale resulting in reduced overhead costs as a percentage of revenue. The total consideration paid by CIBER for all of Ascent’s outstanding shares was approximately $21,664 consisting of $20,191 in cash, and approximately 177,000 shares of CIBER common stock valued at $1,473. The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended May 19, 2004.

We have recorded preliminary goodwill of $36,319 related to the acquisition of Ascent.  The Ascent goodwill has been assigned to our European Operations segment.  We expect that approximately $500 of this goodwill will be deductible for income tax purposes.  We have preliminarily assigned $8,000 to other intangible assets for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over 8 years.  We are in the process of completing the review and determination of the fair values of these other intangible assets, as well as certain other assets and liabilities, and therefore our preliminary estimates are subject to adjustment. Thus, the allocation of purchase price is subject to revision.  The accrued exit costs are accounted for as additional costs of the acquisition and reflect our best estimates and actual amounts may vary.  Ascent’s exit costs consist of an accrued liability of $537 for estimated severance of Ascent personnel.

SCB ComputerTechnology, Inc. (“SCB”) – On March 1, 2004, we acquired SCB Computer Technology, Inc. and Subsidiaries (“SCB”). The results of SCB’s operations have been included in our consolidated financial statements since that date.   SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients and has been combined with our existing Custom Solutions operations. At the date of the acquisition, SCB had approximately 1,250 consultants.  This acquisition expands our Federal Government and State & Local Government Practices and also adds beneficial customer relationships to our commercial sector business.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  In addition we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs. The total consideration paid by CIBER for all of SCB’s outstanding shares, options and warrants was approximately $57,299 consisting of $44,324 in cash, 1,353,000 shares of CIBER common stock valued at approximately $12,704 and replacement employee stock options valued at $271. The value of the CIBER shares issued was based on the average closing price of CIBER stock for the five trading days ended three days prior to the closing date.

We have recorded preliminary goodwill of $59,327 related to the acquisition of SCB, which has been assigned to our Custom Solutions segment.  We expect that approximately $2.5 million of the total SCB goodwill will be deductible for income tax purposes.  We have assigned $12,165 to other intangible assets for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over 7 years.  We are in the process of completing the review and determination of the fair values of certain tax assets and liabilities, and therefore our preliminary estimates are subject to adjustment. Thus, the allocation of purchase price is subject to revision.  SCB’s exit costs consists of an accrued liability of $2,140 to terminate an office lease and an accrued liability, of $327 for severance of SCB personnel, all of which was paid as of June 30, 2004.

The components of the preliminary purchase price allocation for Ascent and SCB are as follows:

Ascent

SCB

Cash paid	$20,191	$44,324
CIBER shares issued	1,473	12,704
CIBER options issued	—	271
Transaction costs	1,020	1,342
Severance costs and other exit costs	537	2,467
Total	$23,221	$61,108

Allocation of purchase price:
Net asset (liability) value acquired	$(13,098)	$1,781
Goodwill	36,319	59,327
Total	$23,221	$61,108

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Ascent and SCB at the date of acquisition:

	Ascent	SCB
Cash and cash equivalents	$1,452	$1,714
Accounts receivable, net	5,483	21,863
Property and equipment	2,581	5,811
Prepaid expenses and other current assets	3,633	1,156
Income taxes refundable	64	295
Deferred income taxes	169	9,956
Other intangible assets	8,000	12,165
Total assets acquired	21,382	52,960
Accounts payable	(2,220)	(1,198)
Accrued compensation and related liabilities	(1,445)	(5,302)
Deferred revenue	(7,870)	(632)
Other liabilities	(993)	(10,953)
Long-term debt	(19,534)	(33,094)
Deferred income taxes	(2,418)	—
Total liabilities assumed	(34,480)	(51,179)
Net assets (liabilities)	$(13,098)	$1,781

The following pro forma information presents the combined results of operations of CIBER, SCB and Ascent as if the acquisitions had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as, the elimination of SCB’s expenses related to their acquisition by CIBER, the elimination of SCB and Ascent’s historical intangible asset amortization and the addition of amortization of intangible assets resulting from CIBER’s acquisition of SCB and Ascent as well as interest expense on the cash portion of the purchase price.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER, SCB and Ascent constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended June 30,		Pro Forma Six months ended June 30,
	2004	2003	2004	2003
Total revenue	$212,848	$213,750	$420,938	$417,752
Net income	$7,382	$8,657	$11,553	$13,478
Income per share – basic	$0.12	$0.13	$0.19	$0.21
Income per share – diluted	$0.12	$0.13	$0.19	$0.20

Services Division of FullTilt Solutions, Inc.– On January 23, 2004, we acquired certain assets and liabilities comprising the Services Division of FullTilt Solutions, Inc. (“FullTilt”) for $9,751, plus transaction-related costs of $26.  The results of the Services Divisions operations have been included in our consolidated financial statements since that date.  The Services Division has operations similar to CIBER, located in Philadelphia and Pittsburgh and has been combined with CIBER’s existing Custom Solutions operations in those areas.  The addition will enhance our business model, expand our customer base and strengthen our project delivery capability.  This acquisition added approximately 80 consultants.  The purchase price was allocated to $1,308 in net tangible assets acquired, $1,592 to customer relationships and $6,936 to goodwill.

(5) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	Custom Solutions Segment	Package Solutions Segment	European Operations Segment	Total
Balance at January 1, 2004	$177,175	$38,171	$34,646	$249,992
SCB goodwill	59,327	—	—	59,327
FullTilt goodwill	6,936	—	—	6,936
Ascent goodwill	—	—	36,319	36,319
Other acquisitions	1,229	—	—	1,229
Effect of foreign exchange rate changes	—	—	558	558
Balance at June 30, 2004	$244,667	$38,171	$71,523	$354,361

Amortized other intangible assets are comprised of the following:

	As of June 30, 2004			As of December 31, 2003
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer relationships	$31,989	$(3,329)	$28,660	$11,467	$(3,286)	$8,181
Noncompete agreements	—	—	—	100	(50)	50
	$31,989	$(3,329)	$28,660	$11,567	$(3,336)	$8,231

The estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $3,918, $4,603, $4,502, $4,107 and $4,107.

(6) Accrued lease costs

We have a lease reserve, included in other liabilities, for certain office space that is vacant or has been subleased at a loss.  The activity in the accrued lease costs reserve during the six months ended June 30, 2004, consists of the following:

Balance at January 1, 2004	$8,557
Additions due to acquisitions	2,635
Cash payments	(3,891)
Effect of foreign exchange rate changes	77
Balance at June 30, 2004	$7,378

(7) Convertible Senior Subordinated Debentures

On December 2, 2003, in a private placement we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  The Debentures accrue interest at a rate of 2.875% per year.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $16.37 per share) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.

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

(8) Bank Line of Credit and Term Loan

Bank Line of Credit – We have a $50 million Line of Credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  The line of credit is unsecured, unless borrowings exceed $40 million or if certain financial covenant thresholds are exceeded, in which case substantially all of CIBER’s assets would secure the line of credit. The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 80 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter. CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On July 1, 2004, the bank’s prime rate was 4.25% and our rate for borrowing was 3.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with the covenants as of June 30, 2004.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisition and investment activity and prohibit the payment of any dividends.

On April 9, 2004, we entered into a term loan with Wells Fargo in the amount of $6 million, which matures on September 30, 2006.  The term loan bears interest at the same rate as our line of credit.  This term loan is secured by certain computer hardware.  The outstanding principal balance of the term loan is due in equal monthly installments of $200,000.  At June 30, 2004, the term loan had an outstanding principal balance of $5.4 million.

(9) Stock Based Plans

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) – On April 27, 2004 our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan to replace the CIBER, Inc. Equity Incentive Plan, and the CIBER, Inc. Non-Employee Director Stock Option Plan, which both expired on January 31, 2004 and the Non-Employee Director Compensation Plan, which has no expiration date.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the plan.

The plan administrators may grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof. The Compensation Committee of the Board of Directors determines the number and nature of awards. Options become exercisable, as determined at the date of grant by the Board of Directors, and expire within 10 years from the date of grant.

Share Repurchase Program – During the six months ended June 30, 2004, we repurchased 627,000 shares of our common stock at a cost of  $5,958.  At June 30, 2004, there were 547,000 shares authorized by the board of directors for future repurchase under the plan.

SCB Employee Inducement Award Plan – Effective March 1, 2004, we established the SCB Employee Inducement Award Plan.  This plan was established to provide new CIBER employees who joined the Company, as a result of the SCB merger, with CIBER stock options.  This is a single-purpose plan approved by CIBER’s Board of Directors.  There are 300,000 shares authorized under this plan and options for approximately 140,000 shares have been issued under this plan as of June 30, 2004.

(10) Segment Information

Our operating segments are organized internally primarily by the nature of their services and geographic area. Similar operating units have been aggregated in the determination of reportable segments.  The Custom Solutions segment includes our United States based CIBER branch offices that provide IT project solutions and IT professional staffing services in custom developed software environments.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division (including our Canadian subsidiary).  The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), and supply chain management software from software vendors such as PeopleSoft, Lawson, Oracle and SAP.  Our European Operations segment is comprised of our European operations in Denmark, Germany, the Netherlands, Norway, Sweden and the United Kingdom.

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

The following presents financial information about our reporting segments:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Total revenue:
Custom Solutions	$160,629	$132,121	$296,401	$264,082
Package Solutions	22,442	25,203	43,734	47,962
European Operations	25,901	20,257	49,822	35,703
Inter-segment	(694)	(438)	(1,624)	(1,049)
Total	$208,278	$177,143	$388,333	$346,698

Inter-segment revenue:
Custom Solutions	$(175)	$(86)	$(1,347)	$(92)
Package Solutions	(519)	(352)	(277)	(957)
Total	$(694)	$(438)	$(1,624)	$(1,049)

Income (loss) from operations:
Custom Solutions	$15,883	$12,973	$27,861	$25,191
Package Solutions	2,011	3,017	3,021	4,828
European Operations	2,215	948	3,729	403
Corporate	(5,171)	(4,763)	(9,349)	(9,879)
Total	14,938	12,175	25,262	20,543
Amortization of intangibles	(1,007)	(784)	(1,616)	(1,313)
Operating income	$13,931	$11,391	$23,646	$19,230

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

Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base.  In 2004, we completed the following significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added

SCB Computer Technology	March 2004	1,250	$59.3 million
Ascent Technology Group Limited	May 2004	130	$36.3 million

On March 1, 2004, we completed our acquisition of SCB Computer Technology, Inc. (“SCB”). The results of SCB’s operations have been included in our consolidated financial statements since that date.   SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients. The aggregate purchase price for all of SCB’s shares, options and warrants totaled $57.3 million, excluding transaction-related costs, consisting of $44.3 million in cash and approximately 1,353,000 shares of CIBER common stock valued at approximately $12.7 million and replacement options valued at $271,000. In addition, SCB had certain debt obligations, totaling approximately $33.1 million, which we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our December 2003 Convertible Debenture Offering to fund the cash portion of the purchase consideration and the repayment of SCB’s debt.

This acquisition expands our Federal Government and State and Local Government Practices and also adds beneficial customer relationships to our commercial sector business.   We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  SCB’s operations generally had lower average billing rates, lower client cost and slightly lower margins than our Custom Solutions Segment’s historical rates, which we estimate lowered our average billing rate for our Custom Solutions segment by approximately $4.50 per hour for the six months ended June 30, 2004 compared to the prior year.   However, we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

On May 24, 2004 we completed our acquisition of U.K. based, Ascent Technology Group Limited (“Ascent”).  The results of Ascents operations have been included in our consolidated financial statements since that date.   Ascent, based in, Leicestershire, U.K. provides IT services to medium-sized enterprises with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions as well as, their own proprietary customer relationship management software. The aggregate purchase price for all of Ascent’s shares totaled $21.7 million, excluding transaction-related costs, consisting of $20.2 million in cash and approximately 177,000 shares of CIBER common stock valued at approximately $1.5 million.  In addition, Ascent had certain debt obligations, totaling approximately $19.5 million, which we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our December 2003 Convertible Debenture Offering to fund the cash portion of the purchase consideration and the repayment of Ascent’s debt.

Results of Operations

The following table sets forth certain statement of operations data, expressed as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Consulting services	96.0%	95.4%	96.1%	96.3%
Other revenue	4.0	4.6	3.9	3.7
Total revenue	100.0%	100.0%	100.0%	100.0%

Gross margin—services	27.8%	29.3%	27.7%	28.8%
Gross margin—other revenue	26.0	32.2	25.9	28.7
Gross margin—total	27.7	29.4	27.6	28.8
Selling, general and administrative expenses	20.5	22.6	21.1	22.8
Operating income before amortization	7.2	6.8	6.5	6.0
Amortization of intangible assets	0.5	0.4	0.4	0.4
Operating income	6.7	6.4	6.1	5.6
Interest and other income (expense), net	(0.5)	0.0	(0.2)	(0.2)
Income before income taxes	6.2	6.4	5.9	5.4
Income tax expense	2.4	2.5	2.3	2.1
Net income	3.8%	3.9%	3.6%	3.3%

The following table sets forth certain operating data for our reportable segments:

In thousands	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Services Revenue:
Custom Solutions	$156,223	$127,667	$288,012	$256,359
Package Solutions	20,214	21,767	39,612	43,298
European Operations	24,189	19,951	47,222	35,206
Eliminations	(693)	(435)	(1,624)	(1,049)
	$199,933	$168,950	$373,222	$333,814

Percent of Services Revenue:
Custom Solutions	78%	75%	77%	77%
Package Solutions	10%	13%	10%	13%
European Operations	12%	12%	13%	10%
Services Gross Margin %:
Custom Solutions	26.7%	27.2%	26.6%	27.0%
Package Solutions	29.8%	34.7%	28.7%	35.6%
European Operations	33.3%	34.1%	31.9%	31.5%

Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003

Total revenue for the three months ended June 30, 2004 increased 18% to $208.3 million from $177.1 million for the quarter ended June 30, 2003.  This represents an 18% increase in consulting service revenue, as well as a 2% increase in other revenue.  Other revenue totaled $8.3 million for the three months ended June 30, 2004 compared to $8.2 million for the same quarter last year.   This resulted from an increase in  IT product sales during the quarter ended June 30, 2004 primarily as a result of our Ascent acquisition, completed in May 2004, which added approximately $1.5 million of product revenue to the quarter ended June 30, 2004.  This increase in product sales was partially offset by a decrease in commissions on product sales quarter-over-quarter.  Custom Solutions service revenue increased 22%, Package Solutions service revenue decreased 7% and our European Operations service revenue increased 21% when compared to the same period last year.  Overall, the 2004 revenue growth is primarily due to our March 1, 2004 acquisition of SCB, the one-month benefit of our Ascent acquisition, which closed in late May 2004, combined with organic growth of approximately 3%. Our average number of billable consultants increased 27% to approximately 6,500 for the quarter ended June 30, 2004 from approximately 5,100 for the quarter ended June 30, 2003.  The increase in Custom Solutions’ service revenue during the three months ended June 30, 2004 was due to an average net increase of approximately 1,370 consultants (+33%), primarily attributable to the SCB acquisition, as well as a 150 basis point increase in utilization levels to 95.4% for the three-months ended June 30, 2004 from 93.9% for the three-months ended June 30, 2003. The decrease in Package Solutions’ service revenue during the three months ended June 30, 2004 was due to an average net decrease of approximately 40 consultants (-9%) quarter-over-quarter as well as a 230 basis point decrease in utilization levels to 74.8% for the three-months ended June 30, 2004 from 77.1% for the three-months ended June 30, 2003. The increase in European Operations’ service revenue was primarily due to the Ascent acquisition completed in May 2004.  This acquisition increased our European billable headcount 28% to 659 as of June 30, 2004 from 516 as of June 30, 2003.

In total, our gross margin percentage decreased to 27.7% of revenue for the three months ended June 30, 2004 from 29.4% of revenue for the same quarter of 2003. This decrease is due to lower gross margins on both service revenue and other revenue.  The decline in gross profit on services revenue was primarily due to the expected lower margins on the incremental revenue contributed by SCB, plus lower utilization in the Package Segment resulting from the final costs associated with a project overrun.  Custom Solutions’ gross margin on service revenue decreased 50 basis points during the three months ended June 30, 2004 from the same quarter in the prior year.  Our average billing rates decreased to $59 for the three-months ended June 30, 2004 from $65 for the three-months ended June 30, 2003.  This decrease in billing rates is primarily due to the acquisition of SCB in March 2004, which had lower billing rates and slightly lower gross margins than CIBER’s other Custom Solutions operations.  Package Solutions’ gross margin on service revenue decreased 490 basis points for the quarter ended June 30, 2004 compared to the same quarter of the prior year.  This decrease was the combined result of a decrease in average billing rates to $145 for the three months ended June 30, 2004 from $147 for the three months ended June 20, 2003 as well as additional cost associated with one project that a client began then unexpectedly canceled and a second project that incurred cost overruns. European Operations’ gross margin on service revenue decreased 70 basis points to 33.3% for the quarter ended June 30, 2004 from 34.0% for the same quarter in the prior year due to a 260 basis point decrease in utilization levels to 69.8% for the quarter ended June 30, 2004 from 72.4% for the quarter ended June 30, 2003, partially offset by an increase in the average billing rate to $117 per hour for the quarter ended June 30, 2004 compared to $102 per hour for the same period in 2003.

Our gross margin percentage on other revenue decreased to 26.0% for the three months ended June 30, 2004 from 32.2% in 2003 due to the fact that commission revenue on product sales, which have high margins, constituted only 27% of other revenues during the quarter ended June 30, 2004 compared to 43% of other revenues during the same quarter of the prior year.

Selling, general and administrative expenses (“SG&A”) increased to $42.8 million for the quarter ended June 30, 2004 from $39.9 million for the quarter ended June 30, 2003.  However, as a percentage of sales, SG&A decreased to 20.5% for the quarter ended June 30, 2004 from 22.6% in 2003, as we continue efforts to contain costs and leverage our existing overhead infrastructure.

Amortization of intangible assets increased to $1,007,000 for the three months ended June 30, 2004 from $784,000 for the same quarter last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  In December 2003, we completed a $175 million sale of convertible senior subordinated debentures and paid off our outstanding borrowings under our bank line of credit.  The increase in interest expense quarter over quarter is due to the fact that we recorded interest expense on the $175 million debenture balance for the quarter ended June 30, 2004 compared to interest expense on our line of credit, which had an average outstanding balance of approximately $38 million during the quarter ended June 30, 2003.

Other income of $553,000 was recorded during the three months ended June 30, 2004, primarily due to $286,000 of minority interest relating to our 51% ownership interest in CIBER India as well as $185,000 of foreign currency transaction gains.

Our effective tax rate of 39.0% for the three months ended June 30, 2004 was consistent with the effective rate of 39.2% for the same period of last year.

Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003

Total revenue for the six months ended June 30, 2004 increased 12% to $388.3 million from $346.7 million for the six months ended June 30, 2003.  This represents a 12% increase in consulting service revenue, as well as a 17% increase in other revenue.  Other revenue totaled $15.1 million for the six-months ended June 31, 2004 compared to $12.9 million for the same period last year.  This resulted from an increase in demand for IT products during the six months ended June 30, 2004 partially as a result of our Ascent acquisition, completed in May 2004, which added approximately $1.5 million of product revenue to the six months ended June 30, 2004.  Custom Solutions service revenue increased 12%, Package Solutions service revenue decreased 9% and our European Operations service revenue increased 34% when compared to the same period last year.  Overall, the 2004 revenue growth is primarily due to our March 1, 2004 acquisition of SCB and the full period benefit of our ECsoft acquisition, which closed in late January 2003.  Our average number of billable consultants increased 20% to approximately 6,000 for the six months ended June 30, 2004 from approximately 5,000 for the six months ended June 30, 2003.  The increase in Custom Solutions’ service revenue during the six months ended June 30, 2004 was due to an average net increase of approximately 920 consultants (+22%), primarily attributable to the SCB acquisition as well as a 40 basis point increase in utilization levels to 94.8% for the six months ended June 30, 2004 from 94.4% for the six months ended June 30, 2003. The decrease in Package Solutions’ service revenue during the six months ended June 30, 2004 was due to a 190 basis point decrease in utilization levels to 75.3 % for the six-months ended June 30, 2004 from 77.2% for the six-months ended June 30, 2003, combined with an average net decrease of approximately 50 consultants (-11%) period-over-period.  The utilization decrease was due primarily to cost overruns incurred on a single project during the period.  The increase in European Operations’ service revenue was due to the fact that ECsoft was included in our results for the entire six months of 2004 compared to only five months of 2003.  In addition, the 2004 period included one month of revenue from the May 2004 acquisition of Ascent.

In total, our gross margin percentage decreased to 27.6% of revenue for the six months ended June 30, 2004 from 28.8% of revenue for the same period in 2003. This decrease is due to lower gross margins on both service revenue and other revenue.  The decline in gross profit on services revenue was primarily due to the cost overrun on the Package Segment project mentioned previously, plus lower margins, as expected on the incremental revenue contributed by SCB.  Custom Solutions’ gross margin on service revenue decreased 40 basis points during the six months ended June 30, 2004 from the same period in the prior year.  Our average billing rates decreased to $60 for the six-months ended June 30, 2004 from $65 for the six-months ended June 30, 2003.  This decrease in billing rates is primarily due to the acquisition of SCB in March 2004, which had lower billing rates and slightly lower gross margins than CIBER’s other Custom Solutions operations.  Package Solutions’ gross margin on service revenue decreased 690 basis points for the six months ended June 30, 2004 compared to the same period in the prior year.  This decrease was the combined result of a decrease in average billing rates to $145 for the six-months ended June 30, 2004 from $148 for the six-months ended June 20, 2003 as well as additional cost associated with one project that a client began then unexpectedly canceled during the first quarter of 2004 and a second project that incurred cost overruns.  European Operations’ gross margin on service revenue increased 40 basis points to 31.9% for the six months ended June 30, 2004 from 31.5% for the same period in the prior year due to an increase in average billing rates to approximately $117 for the six months ended June 30, 2004 from approximately $102 for the six months ended June 30, 2003.

Our gross margin percentage on other revenue increased to 25.9% for the six months ended June 30, 2004 from 28.7% in 2003 due to decreased margins on hardware sales during the period.

Selling, general and administrative expenses (“SG&A”) increased to $81.9 million for the six months ended June 30, 2004 from $79.2 million for the six months ended June 30, 2003.  However, as a percentage of sales, SG&A decreased to 21.1% for the six months ended June 30, 2004 from 22.8% in 2003, as we continue efforts to contain costs and leverage our existing overhead infrastructure.

Amortization of intangible assets increased to $1.6 million for the six months ended June 30, 2004 from $1.3 million for the same period last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  In December 2003, we completed a $175 million sale of convertible senior subordinated debentures and paid off our outstanding borrowings under our bank line of credit.  The increase in interest expense period over period is due to the fact that we recorded interest expense on the $175 million debenture balance for the six months ended June 30, 2004 compared to interest expense on our line of credit, which had an average outstanding balance of approximately $41 million during the six months ended June 30, 2003.

Other income of $1.9 million was recorded during the six months ended June 30, 2004, primarily due to $822,000 of foreign currency transaction gains as well as $734,000 of foreign currency investment gains and $286,000 of minority interest.

Our effective tax rate was 39.0% for the six months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

At June 30, 2004, we had $108.9 million of working capital and a current ratio of 2.0:1. Historically, we have used our operating cash flow plus the periodic sales of stock and borrowings under our line of credit to finance our operations and business combinations.  In December 2003 we sold $175 million of Convertible Senior Subordinated Debentures.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

In thousands	Six months ended June 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$6,614	$9,694
Investing activities	(76,696)	(17,973)
Financing activities	(48,239)	13,691
Effect of foreign exchange rates on cash	(1,337)	1,063
Net increase (decrease) in cash and equivalents	$(119,658)	$6,475

Net cash provided by operations decreased during the six months ended June 30, 2004 compared to the same period of the prior year due to a larger quarter-end payroll accrual as a result of our increase in headcount to 7,400 at June 30, 2004 from 5,700 at December 31, 2003 as well as cash used to pay various accounts payable and accrued liabilities acquired with our acquisitions of SCB and Ascent.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  Purchases of property and equipment have increased as a result of certain system upgrades completed during the quarter.  In 2004, we used cash of $73.5 million for our acquisitions of Ascent, SCB and FullTilt.

Financing activities are primarily comprised of cash used for the repayment of acquired debt, cash provided by a term loan, the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  During the six months ended June 30, 2004, we repaid $33.1 million of debt acquired in connection with our SCB acquisition and $19.5 million of debt acquired in connection with our Ascent acquisition.  We entered into a $6 million term loan, which matures on September 30, 2006.  We purchased $6.0 million of treasury stock during the six months ended June 30, 2004 compared to $3.1 million for the same period of last year. The cash provided by sales of stock under our employee stock purchase plan and options exercised increased to $4.9 million during the six months ended June 30, 2004 compared to $2.5 million during the six months ended June 30, 2003.

Total accounts receivable increased to $181.4 million at June 30, 2004 from $140.0 million at December 31, 2003 primarily due to our acquisitions of Ascent and SCB, which added approximately $5.5 million and $21.9 million of accounts receivable, respectively. Total accounts receivable days sales outstanding (“DSO”) increased slightly to 77 days at June 30, 2004 compared to 76 days at December 31, 2003.  Changes in accounts receivable have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), and our level of collection efforts.  Many individual reasons are outside of our control.  As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

Accrued compensation and related liabilities increased to $44.1 million as of June 30, 2004 from $38.0 million at December 31, 2003. This increase is solely due to an increase in headcount of approximately 1,700, to 7,400 as of June 30, 2004 from 5,700 as of December 31, 2003.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items, relate to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Other accrued expenses and liabilities increased to $27.4 million as of June 30, 2004 from $23.7 million as of December 31, 2003 primarily due to our acquisitions of Ascent and SCB as well as an increase accrual for subcontractor payments at June 30, 2004 compared to December 31, 2003.

Deferred Revenue increased to $10.9 million as of June 30, 2004 from $700,000 as of December 31, 2003.  This increase is primarily due to our acquisitions of Ascent and SCB, which increased deferred revenue by $8.5 million, combined.

In 2004 we continued the repurchase of our common stock under our share repurchase program.  At June 30, 2004, there were 547,000 shares authorized by the board of directors for future repurchase under the plan.  We may continue to use cash to repurchase our common stock in future periods.

Convertible Senior Subordinated Debentures - On December 2, 2003, in a private placement we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $16.37 per share) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.

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

Bank Line of Credit – We have a $50 million Line of Credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  The line of credit is unsecured, unless borrowings exceed $40 million or if certain financial covenant thresholds are exceeded, in which case substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 80 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior four fiscal quarters then ended.  On July 1, 2004, the bank’s prime rate was 4.25% and our rate for borrowing was 3.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

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

Possible Impacts of Future Accounting Standards

In July 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) announced a tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.  The EITF tentatively concluded that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met.  Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation.  The EITF also agreed that the tentative conclusion would be applied by restating previously reported diluted earnings per share.    Issue 04-8 is scheduled for further discussion, by the EITF in September 2004.

Our current method of accounting for diluted earnings per share does not give consideration to the possible conversion of our Convertible Senior Subordinated Debentures.  Thus, if the tentative conclusion of the EITF is adopted, this change in accounting would impact our calculation of earnings per share and our diluted earning per share for the quarter ended June 30, 2004 would be reduced by approximately $0.01.

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

Our five largest clients accounted for 29% of our revenue in 2003.  The various agencies of the U.S. Federal Government represent our largest client, accounting for 10% of total revenue in 2003, while no other customer accounted for more than 6% our total revenue.  In 2004 we expect that the US Federal Government will represent approximately 15-20% of our total revenues. We strive to develop long-term relationships with our clients. Most individual client assignments are from three to twelve months, however, many of our client relationships have continued for many years. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Although they may be subject to penalty provisions, clients may generally cancel a contract at any time. Under many contracts, clients may reduce their use of our services under such contract without penalty. In addition, contracts with the federal government contain provisions and are subject to laws and regulations that provide the federal government with rights and remedies not typically found in commercial contracts.  Among other things, governments may terminate contracts, with short notice, for convenience and may cancel multi-year contracts if funds become unavailable.  When contracts are terminated, our revenue may decline and if we are unable to eliminate associated costs in a timely manner, our profitability may decline.   In 2003, approximately 26% of our revenue was from public sector clients, including U. S. Federal, state, local and foreign governments and agencies.  We expect that in 2004 our public sector clients will comprise 35-40% of our total revenues.  Often government spending programs are dependent upon the budgetary capability to support such programs.  Many government budgets have been adversely impacted by the economic slowdown.  Most all states must operate under a balanced budget.  As a result of such budget and deficit considerations, our existing and future revenue and profitability could be adversely affected by reduced government IT spending.

We generate a significant portion of our revenue from projects to implement packaged software developed by others, including PeopleSoft, Lawson, Oracle, and SAP. Our future success in the packaged software implementation business depends on the continuing viability of these companies and their ability to maintain market leadership. For example, it is unclear whether PeopleSoft will continue to maintain a strong market presence following the acquisition of J.D. Edwards.  In addition, Oracle has commenced a hostile tender offer of PeopleSoft and has stated that if successful in acquiring PeopleSoft, it may discontinue developing and selling or continue to sell and support PeopleSoft software only for a limited time.  The uncertainty about Oracle’s intentions may cause customers of PeopleSoft to defer or cancel software purchases, which could harm our business.  We cannot assure you that we will be able to maintain a good relationship with these companies or that they will maintain their leadership positions in the software market.

If we do not accurately estimate the cost of a large engagement, which is conducted on a fixed-price basis, our revenue and profitability may decline.

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

Our profitability is also a function of our ability to control our costs and improve our efficiency. Growth places significant demands on our management as well as on our administrative, operational and financial resources.  As we increase the number of our professionals and execute our strategy for growth, we may not be able to manage a significantly larger and/or more diverse workforce, control our costs or improve our efficiency.

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

We also have a $50 million bank revolving line of credit that expires in September 2007.  We have used borrowings under our line of credit for consideration related to our acquisitions in 2001, 2002 and 2003.  In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit, which non-compliances have been waived by our lender. We had no outstanding borrowings under our line of credit at June 30, 2004.

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

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

None

ITEM 2.        Changes in Securities and Use of Proceeds

In connection with our May 24, 2004 acquisition of Ascent Technology Group Ltd (“Ascent”), as part of the total consideration for each outstanding share of Ascent stock, we issued to Ascent shareholders a total of 176,661 registered shares of CIBER common stock.  There were no cash proceeds to CIBER.  The CIBER shares issued were registered on Form S-4 (commission file number 333-102780) effective July 18, 2003, as amended.

ITEM 3.        Defaults Upon Senior Securities

Not applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of CIBER, Inc. held on April 27, 2004, the following matters were voted upon with the results indicated below.

Election of three Class I Directors to serve as members of the Board of Directors for a term of three years, or until their successors have been duly elected and qualified.

	In Favor	Withheld
Bobby G Stevenson	53,119,443	544,091
James C. Spira	52,124,503	1,539,031
Peter H. Cheesbrough	51,888,978	1,774,556

Adoption of the CIBER, Inc. 2004 Incentive Plan to replace (1) the CIBER, Inc. Equity Incentive Plan, which expired on January 31, 2004; (2) the CIBER, Inc. Non-Employee Director Stock Option Plan, which expired January 31, 2004 and (3) the Non-employee Director Stock Compensation Plan, which had no expiration date.  And as part of this proposal, to authorize 5,000,000 shares for issuance under the plan.

In Favor	Withheld	Abstain
30,505,274	11,465,138	1,492,296

Amendment of the CIBER, Inc. Employee Stock Purchase Plan (the “ESP” Plan) to increase the number of shares of Common Stock authorized for issuance under the plan from a total of 6,750,000 to 8,750,000 shares, or 2,000,000 shares.

In Favor	Withheld	Abstain
39,773,964	2,217,700	1,471,044

ITEM 5.        Other Information

None

ITEM 6.        Exhibits and Reports on Form 8-K

Exhibit 10.1            Third revision to the CIBER, Inc. Salary Continuation Retirement Plan for Mac J. Slingerlend dated as of May 18, 2004.

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

Reports on Form 8-K During the Quarter Ended June 30, 2004

On April 26, 2004 we filed a Form 8-K announcing that we had issued a press release with our financial results for the three-months ended March 31, 2004.

On April 28, 2004 we filed a Form 8-K announcing that we had updated our full year guidance.

On June 21, 2004 we filed a Form 8-K announcing the filing of a shelf equity registration statement with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CIBER, INC.
(Registrant)

Date	July 29, 2004	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date	July 29, 2004	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer