Form 10-Q
period 2004-09-30
CIBER INC
filed 2004-11-05
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2004

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

Yes ☒    No ☐

As of September 30, 2004, there were 62,431,486 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2004	2003	2004	2003

Consulting services	$209,897	$168,495	$583,119	$502,309
Other revenue	9,554	9,396	24,665	22,280
Total revenue	219,451	177,891	607,784	524,589

Cost of consulting services	152,124	121,165	422,095	358,968
Cost of other revenue	5,090	7,019	16,283	16,210
Selling, general and administrative expenses	46,696	41,452	128,603	120,613
Amortization of intangible assets	1,223	710	2,839	2,023
Operating income	14,318	7,545	37,964	26,775
Interest income	316	96	732	543
Interest expense	(1,779)	(321)	(5,000)	(1,429)
Other income (expense), net	354	(122)	2,290	20
Income before income taxes	13,209	7,198	35,986	25,909
Income tax expense	4,854	2,806	13,736	10,103
Net income	$8,355	$4,392	$22,250	$15,806

Earnings per share - basic	$0.14	$0.07	$0.37	$0.25

Earnings per share - diluted	$0.14	$0.07	$0.36	$0.24

Weighted average shares - basic	60,742	63,739	60,088	63,930

Weighted average shares - diluted	61,415	65,016	61,168	64,688

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

In thousands, except per share data	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$28,652	$132,537
Accounts receivable, net	204,888	140,037
Prepaid expenses and other current assets	18,163	10,521
Income taxes refundable	2,109	4,616
Deferred income taxes	5,354	4,931
Total current assets	259,166	292,642

Property and equipment, at cost	57,213	46,023
Less accumulated depreciation and amortization	(32,150)	(30,646)
Net property and equipment	25,063	15,377

Goodwill	388,776	249,992
Other intangible assets, net	32,727	8,231
Other assets	11,720	7,081
Total assets	$717,452	$573,323

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,005	$17,236
Accrued compensation and related liabilities	39,993	37,954
Other accrued expenses and liabilities	42,599	23,652
Deferred revenue	11,386	747
Bank term loan – current portion	2,400	—
Income taxes payable	2,075	501
Deferred income taxes	4,163	—
Total current liabilities	126,621	80,090
Bank line of credit	29,258	—
Bank term loan – long term	2,400	—
Deferred income taxes	8,114	8,650
Other long term liabilities	4,054	4,951
Long term debentures	175,000	175,000
Total liabilities	345,447	268,691
Minority interest	16,201	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 64,705 issued	647	647
Additional paid-in capital	267,336	266,777
Retained earnings	101,407	85,366
Accumulated other comprehensive income	6,370	6,051
Treasury stock, 2,273 and 6,106 shares at cost	(19,956)	(54,209)
Total shareholders’ equity	355,804	304,632
Total liabilities and shareholders’ equity	$717,452	$573,323

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
In thousands	2004	2003

Operating activities:
Net income	$22,250	$15,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,736	6,719
Amortization of intangible assets	2,839	2,023
Deferred income taxes	8,646	5,576
Provision for doubtful receivables	219	1,501
Provision for office lease and closure costs	—	940
Other, net	681	(846)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(16,940)	(1,271)
Other current and long-term assets	584	1,280
Accounts payable	1,364	(1,111)
Accrued compensation and related liabilities	(9,807)	(8,218)
Deferred revenue	1,756	835
Other current and long-term liabilities	(4,819)	(7,937)
Income taxes payable/refundable	6,482	7,291
Net cash provided by operating activities	20,991	22,588

Investing activities:
Acquisitions, net of cash acquired	(98,953)	(17,605)
Proceeds from the sale of DigiTerra Broadband, net of expenses	—	2,080
Purchases of property and equipment, net	(4,782)	(3,169)
Purchases of investments	—	(62)
Sales of investments	—	593
Net cash used in investing activities	(103,735)	(18,163)

Financing activities:
Employee stock purchases and options exercised	6,288	6,363
Purchases of treasury stock	(8,746)	(5,479)
Cash settlement of put option	—	(5,832)
Repayment of debt of acquired companies	(52,628)	—
Borrowings on long term bank line of credit	141,794	326,425
Payments on long term bank line of credit	(112,536)	(321,021)
Line of credit origination fees paid	—	(250)
Borrowings on term note	6,000	—
Payments on term note	(1,200)	—
Minority contribution	294	—
Net cash provided by (used in) financing activities	(20,734)	206
Effect of foreign exchange rate changes on cash	(407)	127
Net increase (decrease) in cash and cash equivalents	(103,885)	4,758
Cash and cash equivalents, beginning of period	132,537	14,899
Cash and cash equivalents, end of period	$28,652	$19,657

Non-cash activities:
Note forgiveness as acquisition consideration	$1,174	—
Value of shares and options issued for acquisitions	$30,458	—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

In thousands			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
	Common stock
	Shares	Amount

Balances at January 1, 2004	64,705	$647	$266,777	$85,366	$6,051	$(54,209)	$304,632
Net income	—	—	—	22,250	—	—	22,250
Foreign currency translation	—	—	—	—	319	—	319
Acquisition consideration	—	—	—	(3,797)	—	34,255	30,458
Employee stock purchases and options exercised	—	—	—	(2,408)	—	8,696	6,288
Tax benefit from exercise of stock options	—	—	559	—	—	—	559
Stock compensation expense		—	—	(4)	—	48	44
Purchases of treasury stock	—	—	—	—	—	(8,746)	(8,746)
Balances at September 30, 2004	64,705	$647	$267,336	$101,407	$6,370	$(19,956)	$355,804

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

The accompanying consolidated financial statements of CIBER, Inc. and subsidiaries have been prepared without audit. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the Securities and Exchange Commission rules and regulations.  In the opinion of management, these unaudited consolidated financial statements include all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of operating results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

For all of our stock-based plans, we have recorded expense of $44 and $42 for the nine months ended September 30, 2004 and 2003, respectively. No compensation expense has been recorded for stock options.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value approach of SFAS 123.

		Three months ended September 30,		Nine months ended September 30,
		2004	2003	2004	2003
Net income, as reported		$8,355	$4,392	$22,250	$15,806
Deduct: Stock based compensation expense determined under fair value based method, net of related tax effects		(1,230)	(1,159)	(3,624)	(3,577)
Pro forma net income		$7,125	$3,233	$18,626	$12,229

Earnings per share – basic:	As reported	$0.14	$0.07	$0.37	$0.25
	Pro forma	$0.12	$0.05	$0.31	$0.19

Earnings per share – diluted:	As reported	$0.14	$0.07	$0.36	$0.24
	Pro forma	$0.12	$0.05	$0.30	$0.19

Minority Interest - On September 10, 2004, we acquired approximately 67% of the net outstanding shares of Novasoft AG.  In addition we have three international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as minority interest in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.

Recently Issued Accounting Standards - In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.  The EITF concluded that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met.  Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation.  The FASB plans to issue an amendment to FASB Statement No. 128 “Earnings per Share” in the fourth quarter of 2004 that incorporates this new consensus.  That amendment is expected to be effective for periods ending after December 15, 2004, and the consensus must be applied by restating previously reported diluted earnings per share.  Our current method of accounting for diluted earnings per share does not give consideration to the possible conversion of our Convertible Senior Subordinated Debentures.  Thus, adoption of this new accounting standard will impact our calculation of diluted earnings per share.   Had this accounting standard been in effect currently, our diluted earning per share would be reduced by $0.01 for the three months ended September 30, 2004 and by $0.02 for the nine months ended September 30, 2004.

(2) Earnings Per Share

The computation of earnings per share – basic and diluted is as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$8,355	$4,392	$22,250	$15,806
Denominator:
Basic weighted average shares outstanding	60,742	63,739	60,088	63,930
Dilutive effect of employee stock options	673	1,277	1,080	598
Dilutive effect of put option	—	—	—	160
Diluted weighted average shares outstanding	61,415	65,016	61,168	64,688

Earnings per share – basic	$0.14	$0.07	$0.37	$0.25
Earnings per share – diluted	$0.14	$0.07	$0.36	$0.24

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 3,600,000 and 3,637,000 for the three months ended September 30, 2004 and 2003, respectively and 2,436,000 and 5,426,000 for the nine months ended September 30, 2004 and 2003.  There were 12,830,000 shares excluded from the calculation of diluted weighted average shares outstanding related to our Convertible Senior Subordinated Debentures, as the conversion triggers are substantive and have not been met as of September 30, 2004.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$8,355	$4,392	$22,250	$15,806
Change in net unrealized gain/loss on available for sale investments	—	(46)	—	(1,311)
Foreign currency translation adjustments	759	116	319	1,528
Comprehensive income	$9,114	$4,462	$22,569	$16,023

(4) Acquisitions

Novasoft AG (“Novasoft”) – On September 10, 2004 we acquired approximately 67 percent of the net outstanding shares of Novasoft AG, an international SAP consultancy, headquartered in Heidelberg, Germany.  The results of Novasoft’s operations have been included in our consolidated financial statements since that date.  We acquired the Novasoft shares owned by the two founding partners of Novasoft, in a private transaction, for total consideration of approximately $53,457, consisting of approximately $37,446 in cash and 2,338,023 shares of CIBER common stock valued at approximately $16,011.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended August 25, 2004.  Novasoft and its subsidiaries is a provider of implementation and other consulting services related to SAP software products.  Novasoft is a SAP Alliance Partner, and implements all of SAP’s ERP products including mySAP.com products and industry specific applications. At the time of the acquisition, Novasoft had approximately 425 consultants, primarily located in Germany, the United Kingdom and Spain.  We acquired Novasoft to expand our international presence as well as our geographically limited focus on SAP related services.

We have recorded preliminary goodwill of $35,600 related to the acquisition of Novasoft.  The Novasoft goodwill has been assigned to our European Operations segment.  We expect that none of this goodwill will be deductible for income tax purposes.  We have preliminarily assigned $6,339 to other intangible assets which is primarily for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over 7 years.  We are in the process of completing the review and determination of the fair values of these other intangible assets, as well as certain other assets and liabilities, and therefore our preliminary estimates are subject to adjustment. Thus, the allocation of purchase price is subject to revision.

In October 2004, CIBER filed with BaFin, the German securities authority, a compulsory cash offer to all of Novasoft’s public shareholders to acquire the remaining Novasoft shares.   In October 2004, we borrowed approximately $30 million under our bank line of credit and transferred these funds to our wholly owned German subsidiary, to be held in a bank account, in escrow by ABN Amro NV to satisfy the cash availability requirements of the compulsory share purchase offer.

Ascent Technology Group Limited (“Ascent”) – On May 24, 2004 we acquired Ascent Technology Group Limited and Subsidiaries.  The results of Ascent’s operations have been included in our consolidated financial statements since that date. Ascent, based in Leicestershire, U.K., provides IT services to medium-size enterprises, with a particular focus on software implementation and sales, including both SAP and Sage ERP solution, as well as, their own proprietary customer relationship management software.  At the time of the acquisition, Ascent had approximately 130 consultants. This acquisition expands our existing UK presence and allows us to achieve economies of scale resulting in reduced overhead costs as a percentage of revenue. The total consideration paid by CIBER for all of Ascent’s outstanding shares was approximately $21,664 consisting of $20,191 in cash, and approximately 177,000 shares of CIBER common stock valued at $1,473. The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended May 19, 2004.

We have recorded preliminary goodwill of $36,969 related to the acquisition of Ascent.  The Ascent goodwill has been assigned to our European Operations segment.  We expect that approximately $500 of this goodwill will be deductible for income tax purposes.  We have assigned $7,075 to other intangible assets for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over 7 years.  The accrued exit costs are accounted for as additional costs of the acquisition and reflect our best estimates and actual amounts may vary.  Ascent’s exit costs consist of an accrued liability for estimated severance of Ascent personnel in the amount of $537.

SCB ComputerTechnology, Inc. (“SCB”) – On March 1, 2004 we acquired SCB Computer Technology, Inc. and Subsidiaries (“SCB”). The results of SCB’s operations have been included in our consolidated financial statements since that date.   SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients and has been combined with our existing Custom Solutions operations. At the date of the acquisition, SCB had approximately 1,250 consultants.  This acquisition expands our Federal Government and State & Local Government Practices and also adds beneficial customer relationships to our commercial sector business.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  In addition we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs. The total consideration paid by CIBER for all of SCB’s outstanding shares, options and warrants was approximately $57,299 consisting of $44,324 in cash, 1,353,000 shares of CIBER common stock valued at approximately $12,704 and replacement employee stock options valued at $271. The value of the CIBER shares issued was based on the average closing price of CIBER stock for the five trading days ended three days prior to the closing date.

We have recorded preliminary goodwill of $57,327 related to the acquisition of SCB, which has been assigned to our Custom Solutions segment.  We expect that approximately $2.5 million of the total SCB goodwill will be deductible for income tax purposes.  We have assigned $12,165 to other intangible assets for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over 7 years.  We are in the process of completing the review and determination of the fair values of certain tax assets and liabilities, and therefore our preliminary estimates are subject to adjustment. Thus, the allocation of purchase price is subject to revision.  SCB exit costs consist of $2,140 to terminate an office lease and $327 for severance of SCB personnel.   All but $881 related to the lease termination has been paid as of September 30, 2004.

The components of the preliminary purchase price allocation for Novasoft, Ascent and SCB are as follows:

	Novasoft	Ascent	SCB
Cash paid	$37,446	$20,191	$44,324
CIBER shares issued	16,011	1,473	12,704
CIBER options issued	—	—	271
Transaction costs	1,182	1,031	1,342
Severance costs and other exit costs	—	537	2,467
Total	$54,639	$23,232	$61,108

Allocation of purchase price:
Net asset (liability) value acquired	$19,039	$(13,727)	$3,781
Goodwill	35,600	36,959	57,327
Total	$54,639	$23,232	$61,108

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Novasoft, Ascent and SCB at the date of acquisition:

	Novasoft	Ascent	SCB
Cash and cash equivalents	$13,243	$1,452	$1,714
Accounts receivable, net	17,619	5,483	21,863
Prepaid expenses and other current assets	4,513	3,633	1,156
Income taxes refundable	769	64	295
Deferred income taxes	1,656	169	11,956
Property and equipment	3,557	2,581	5,811
Other assets	3,688	—	—
Other intangible assets	6,339	7,075	12,165
Total assets acquired	51,384	20,457	54,960
Accounts payable	(1,805)	(2,220)	(1,198)
Accrued compensation and related liabilities	(1,000)	(1,445)	(5,302)
Deferred revenue	—	(7,870)	(632)
Income taxes payable	(1,370)	—	—
Other liabilities	(9,927)	(993)	(10,953)
Long-term debt	—	(19,534)	(33,094)
Deferred income taxes	(2,100)	(2,122)	—
Minority interest	(16,143)	—	—
Total liabilities assumed	(32,345)	(34,184)	(51,179)
Net assets (liabilities)	$19,039	$(13,727)	$3,781

The following pro forma information presents the combined results of operations of CIBER, SCB, Ascent and Novasoft as if the acquisitions had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as the elimination of SCB’s expenses related to their acquisition by CIBER, the elimination of historical intangible asset amortization and the addition of amortization of intangible assets resulting from CIBER’s acquisition of as well as interest expense on the cash portion of the purchase price.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER, SCB, Ascent and Novasoft constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2004	2003	2004	2003
Total revenue	$230,964	$234,499	$692,169	$687,003
Net income	$8,294	$4,512	$21,431	$18,488
Income per share - basic	$0.13	$0.07	$0.34	$0.27
Income per share - diluted	$0.13	$0.07	$0.34	$0.27

Services Division of FullTilt Solutions, Inc.– On January 23, 2004, we acquired certain assets and liabilities comprising the Services Division of FullTilt Solutions, Inc. (the “Services Division”) for consideration of $9,751.  The results of the Services Division’s operations have been included in our consolidated financial statements since that date.  The Services Division had operations similar to CIBER, located in Philadelphia and Pittsburgh and has been combined with CIBER’s existing Custom Solutions operations in those areas.  The addition will enhance our business model, expand our customer base and strengthen our project delivery capability.  This acquisition added approximately 80 consultants.  The purchase price was allocated as follows: $1,308 to net tangible assets acquired, $1,592 to customer relationships and $6,936 to goodwill.

(5) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	Custom Solutions Segment	Package Solutions Segment	European Operations Segment	Total
Balance at January 1, 2004	$177,175	$38,171	$34,646	$249,992
SCB goodwill	57,327	—	—	57,327
FullTilt goodwill	6,936	—	—	6,936
Novasoft goodwill	—	—	35,600	35,600
Ascent goodwill	—	—	36,959	36,959
Other acquisitions	1,229	—	—	1,229
Effect of foreign exchange rate changes	—	—	733	733
Balance at September 30, 2004	$242,667	$38,171	$107,938	$388,776

Amortized other intangible assets are comprised of the following:

	As of September 30, 2004			As of December 31, 2003
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer relationships	$37,539	$(4,812)	$32,727	$11,467	$(3,286)	$8,181
Other	—	—	—	100	(50)	50
	$37,539	$(4,812)	$32,727	$11,567	$(3,336)	$8,231

The estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $4,056, $5,382, $5,281, $4,888 and $4,888, respectively.

(6) Accrued Lease Costs

We have a lease reserve, included in other liabilities, for certain office space that is vacant or has been subleased at a loss.  The activity in the accrued lease costs reserve during the nine months ended September 30, 2004, consists of the following:

Balance at January 1, 2004	$8,557
Additions due to acquisitions	2,635
Cash payments	(4,769)
Effect of foreign exchange rate changes	88
Balance at September 30, 2004	$6,511

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

From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018 or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.

(8) Bank Line of Credit and Term Loan

Bank Line of Credit – We have a Revolving Line of Credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  On October 1, 2004 we amended the line of credit to increase the maximum allowable borrowings from $50 million to $75 million.  The line of credit automatically reduces to $60 million on March, 31, 2005 and then again to $50 million on September 30, 2005.  The line of credit is unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case substantially all of CIBER’s assets would secure the line of credit. The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter. CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On October 1, 2004, the bank’s prime rate was 4.75% and our rate for borrowing was

3.75%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: maximum liabilities to tangible net worth, minimum fixed charge coverage ratio, maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of September 30, 2004.  The terms of the credit agreement also contains, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibits the payment of any dividends.   The line of credit provides for the issuance of up to $10 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At September 30, 2004, we had approximately $7 million of outstanding letters of credit securing certain financial performance obligations.

On April 9, 2004, we entered into a term loan with Wells Fargo in the amount of $6 million, which matures on September 30, 2006.  The term loan bears interest at the same rate as our line of credit.  This term loan is secured by certain computer hardware.  The outstanding principal balance of the term loan is due in equal monthly installments of $200,000.  At September 30, 2004, the term loan had an outstanding principal balance of $4.8 million.

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

Share Repurchase Program – During the nine months ended September 30, 2004, we repurchased 1,017,000 shares of our common stock at a cost of  $8,746.  During the quarter, our Board of Directors approved an increase of 1,500,000 shares to our share repurchase program.  At September 30, 2004, there were 1,657,000 shares authorized by the board of directors for future repurchase under the plan.

SCB Employee Inducement Award Plan – Effective March 1, 2004, we established the SCB Employee Inducement Award Plan.  This plan was established to provide new CIBER employees who joined the Company, as a result of the acquisition of SCB, with CIBER stock options.  This is a single-purpose plan approved by CIBER’s Board of Directors under which options for approximately 275,000 shares were issued. No further options may be granted under this plan.

(10) Segment Information

Our operating segments are organized internally primarily by the nature of their services and geographic area. Similar operating units have been aggregated in the determination of reportable segments.  The Custom Solutions segment includes our United States based CIBER branch offices and our CIBER India subsidiary that provide IT project solutions and IT professional staffing services in custom developed software environments.  Our Package Solutions segment is comprised of our U.S based CIBER Enterprise Solutions division (including our Canadian subsidiary).  The Package Solutions segment primarily provides enterprise software implementation services, including enterprise resource planning (ERP), and supply chain management software from software vendors such as PeopleSoft, Lawson, Oracle and SAP.  Our European Operations primarily provides both custom and package software consulting services to European customers.  Our London based European Operations segment has offices in approximately 14 countries, including Asia.

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

The following presents financial information about our reporting segments:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total revenue:
Custom Solutions	$160,517	$135,493	$456,917	$399,574
Package Solutions	22,359	24,772	66,093	72,734
European Operations	37,081	18,195	86,903	53,899
Inter-segment	(506)	(569)	(2,129)	(1,618)
Total	$219,451	$177,891	$607,784	$524,589

Income (loss) from operations:
Custom Solutions	$16,544	$11,986	$44,400	$37,177
Package Solutions	2,023	2,965	5,044	7,793
European Operations	2,446	463	6,174	867
Corporate	(5,472)	(7,159)	(14,815)	(17,039)
Total	15,541	8,255	40,803	28,798
Amortization of intangibles	(1,223)	(710)	(2,839)	(2,023)
Operating income	$14,318	$7,545	$37,964	$26,775

Inter-segment revenue is primarily within the Package Solutions segment.

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

Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base.  In 2004, we completed the following significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
Novasoft AG	September 2004	425	$35.6 million
Ascent Technology Group Limited	May 2004	130	$37.0 million
SCB Computer Technology	March 2004	1,250	$57.3 million

Novasoft AG (“Novasoft”) – On September 10, 2004 we acquired approximately 67 percent of the net outstanding shares of Novasoft AG, headquartered in Heidelberg, Germany.  We acquired the Novasoft shares owned by the two founding partners of Novasoft, in a private transaction, for total consideration of approximately $53.5 million, consisting of approximately $37.4 million in cash and 2,338,023 shares of CIBER common stock valued at approximately $16.0 million.  Payment of the cash portion of the consideration was funded by borrowing under our bank revolving line of credit. Novasoft is a provider of implementation and other consulting services related to SAP software products.  Novasoft is a SAP Alliance Partner and implements all of SAP’s ERP products including mySAP.com products and industry specific applications. At the time of the acquisition, Novasoft had approximately 425 consultants, primarily located in Germany, the United Kingdom and Spain.  We acquired Novasoft to expand our international presence as well as our geographically limited focus on SAP related services.

Ascent Technology Group Limited (“Ascent”) - On May 24, 2004 we acquired all of the outstanding stock of Ascent.  Ascent, based in Leicestershire, U.K., provides IT services to medium-sized enterprises with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions as well as their own proprietary customer relationship management software. The aggregate purchase price for all of Ascent’s shares totaled $21.7 million, excluding transaction-related costs, consisting of $20.2 million in cash and approximately 177,000 shares of CIBER common stock valued at approximately $1.5 million.  In addition,

Ascent had certain debt obligations, totaling approximately $19.5 million, which we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our December 2003 Convertible Debenture Offering and to a lesser extent, borrowing under our bank line of credit, to fund the cash portion of the purchase consideration and the repayment of Novasoft’s debt.

SCB Computer Technology, Inc. (“SCB”) - On March 1, 2004 we acquired all of the outstanding stock of SCB.  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients. The aggregate purchase price for all of SCB’s shares, options and warrants totaled $57.3 million, excluding transaction-related costs, consisting of $44.3 million in cash and approximately 1,353,000 shares of CIBER common stock valued at approximately $12.7 million and replacement options valued at $271,000. In addition, SCB had certain debt obligations, totaling approximately $33.1 million, which we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our December 2003 Convertible Debenture Offering to fund the cash portion of the purchase consideration and the repayment of SCB’s debt.  This acquisition expands our Federal Government and State and Local Government Practices and also adds beneficial customer relationships to our commercial sector business.   We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  SCB’s operations generally had lower average billing rates, lower client cost and slightly lower margins than our Custom Solutions Segment’s historical rates, which we estimate lowered our average billing rate for our Custom Solutions segment by approximately $4.00 per hour for the nine months ended September 30, 2004 compared to the prior year.   However, we believe that the acquisition will provide an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

The results of operations of these acquired businesses have been included in our consolidated financial statements since the date of the respective acquisition.

Results of Operations

The following table sets forth certain statement of operations data, expressed as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Consulting services	95.6%	94.7%	95.9%	95.8%
Other revenue	4.4	5.3	4.1	4.2
Total revenue	100.0%	100.0%	100.0%	100.0%

Gross margin—services	27.5%	28.1%	27.6%	28.5%
Gross margin—other revenue	46.7	25.3	34.0	27.2
Gross margin—total	28.4	27.9	27.9	28.5
Selling, general and administrative expenses	21.3	23.3	21.2	23.0
Operating income before amortization	7.1	4.6	6.7	5.5
Amortization of intangible assets	0.6	0.4	0.5	0.4
Operating income	6.5	4.2	6.2	5.1
Interest and other income (expense), net	(0.5)	(0.2)	(0.3)	(0.2)
Income before income taxes	6.0	4.0	5.9	4.9
Income tax expense	2.2	1.6	2.3	1.9
Net income	3.8%	2.4%	3.7%	3.0%

The following table sets forth certain operating data for our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Services Revenue:
Custom Solutions	$157,238	$128,990	$445,250	$385,351
Package Solutions	20,109	22,034	59,721	65,331
European Operations	33,056	18,040	80,278	53,245
Eliminations	(506)	(569)	(2,130)	(1,618)
	$209,897	$168,495	$583,119	$502,309

Percent of Services Revenue:
Custom Solutions	75%	76%	76%	77%
Package Solutions	9%	13%	10%	13%
European Operations	16%	11%	14%	10%
Services Gross Margin%:
Custom Solutions	26.7%	26.5%	27.6%	26.9%
Package Solutions	31.6%	34.9%	29.7%	35.4%
European Operations	29.2%	30.3%	30.8%	31.2%

Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003

Total revenue for the three months ended September 30, 2004 increased 23.4% to $219.5 million from $177.9 million for the quarter ended September 30, 2003.  This represents a 24.6% increase in consulting service revenue, as well as a 2% increase in other revenue.  Other revenue totaled $9.6 million for the three months ended September 30, 2004 compared to $9.4 million for the same quarter last year.   This resulted from an increase in IT product sales during the quarter ended September 30, 2004 resulting from our Ascent acquisition, completed in May 2004, which added approximately $3.7 million of product revenue to the quarter ended September 30, 2004.  This increase was almost entirely offset by a decrease in product sales in our Custom Solutions segment quarter-over-quarter.  Custom Solutions service revenue increased 21.9%, Package Solutions service revenue decreased 8.7% and our European Operations service revenue increased 83.2% when compared to the same period last year.  Overall, the 2004 revenue growth is due to our March 1, 2004 acquisition of SCB, the May 24, 2004 acquisition of Ascent and the one month benefit of our September 2004 Novasoft acquisition.  Our average number of billable consultants increased 28.9% to approximately 6,700 for the quarter ended September 30, 2004 from approximately 5,200 for the quarter ended September 30, 2003.  The increase in Custom Solutions’ service revenue during the three months ended September 30, 2004 was due to an average net increase of approximately 1,300 consultants (+29.9%), primarily attributable to the SCB acquisition, as well as a 110 basis point increase in utilization levels to 93.4% for the three months ended September 30, 2004 from 92.3% for the three months ended September 30, 2003. The decrease in Package Solutions’ service revenue during the three months ended September 30, 2004 was due to an average net decrease of approximately 40 consultants (-10.3%) quarter-over-quarter and a 50 basis point decrease in utilization levels to 75.1% for the three-months ended September 30, 2004 from 75.6% for the three months ended September 30, 2003. The increase in European Operations’ service revenue was primarily due to the Ascent acquisition completed in May 2004 and the September 2004 acquisition of Novasoft.  These acquisitions increased our average European billable headcount 51.1% to 775 for the quarter ended September 30, 2004 compared to 520 for the quarter ended September 30, 2003.

In total, our gross margin percentage increased to 28.4% of revenue for the three months ended September 30, 2004 from 27.9% of revenue for the same quarter of 2003. This increase is due to higher gross margins on other revenue offset by slightly lower gross margins on services revenue.  The decline in gross profit on services revenue was primarily due to lower gross profit in our European segment which also accounted for a higher percentage of overall revenue. Lower utilization and billing rates in our Package Segment also contributed to the decrease.  Europe’s gross margin on service revenue decreased 110 basis points during the three months ended

September 30, 2004 from the same quarter in the prior year due to expected lower services margins for Ascent and Novasoft.    Package Solutions’ gross margin on service revenue decreased 330 basis points for the quarter ended September 30, 2004 compared to the same quarter of the prior year.  This decrease was the result of a decrease in average billing rates to $144 per hour for the three months ended September 30, 2004 from $147 per hour for the three months ended September 30, 2003.

Our gross margin percentage on other revenue increased to 46.7% for the three months ended September 30, 2004 from 25.3% in 2003 due to high margins on maintenance and license revenue contributed by Ascent.

Selling, general and administrative expenses (“SG&A”) increased to $46.7 million for the quarter ended September 30, 2004 from $41.5 million for the quarter ended September 30, 2003.  However, as a percentage of sales, SG&A decreased to 21.3% for the quarter ended September 30, 2004 from 23.3% in 2003, as we continue efforts to contain costs and leverage our existing overhead infrastructure.

Amortization of intangible assets increased to $1.2 million for the three months ended September 30, 2004 from $710,000 for the same quarter last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  In December 2003, we completed a $175 million sale of convertible senior subordinated debentures and paid off our outstanding borrowings under our bank line of credit.  The increase in interest expense quarter over quarter is due to the fact that we recorded interest expense on the $175 million debenture balance for the quarter ended September 30, 2004 compared to interest expense on our line of credit, which had an average outstanding balance of approximately $32 million during the quarter ended September 30, 2003.

Other income of $354,000 was recorded during the three months ended September 30, 2004, primarily due to foreign currency investment gains.

Our effective tax rate of 36.8% for the three months ended September 30, 2004 was lower than the effective rate of 39.0% for the same period of last year.  The decrease is due to the expected benefit of a research and experimentation credit that CIBER will realize in 2004.

Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003

Total revenue for the nine months ended September 30, 2004 increased 15.9% to $607.8 million from $524.6 million for the nine months ended September 30, 2003.  This represents a 16.1% increase in consulting service revenue, as well as a 10.7% increase in other revenue.  Other revenue totaled $24.7 million for the nine months ended September 31, 2004 compared to $22.3 million for the same period last year.  The increase is due to the incremental revenue contributed by our Ascent acquisition, completed in May 2004, which added approximately $5.3 million of product revenue to the nine months ended September 30, 2004.  Custom Solutions service revenue increased 15.5%, Package Solutions service revenue decreased 8.6% and our European Operations service revenue increased 50.8% when compared to the same period last year.  Overall, the 2004 revenue growth is primarily due to our March 1, 2004 acquisition of SCB, our May 24, 2004 acquisition of Ascent, our September 10, 2004 acquisition of Novasoft and the full period benefit of our ECsoft acquisition, which closed in late January 2003.  Our average number of billable consultants increased 22% to approximately 6,200 for the nine months ended September 30, 2004 from approximately 5,100 for the nine months ended September 30, 2003.  The increase in Custom Solutions’ service revenue during the nine months ended September 30, 2004 was due to an average net increase of approximately 1,000 consultants (+23.8%), primarily attributable to the SCB acquisition as well as a 70 basis point increase in utilization levels to 94.3% for the nine months ended September 30, 2004 from 93.6% for the nine months ended September 30, 2003. The decrease in Package Solutions’ service revenue during the nine months ended September 30, 2004 was due to a 290 basis point decrease in utilization levels to 73.1 % for the nine months ended September 30, 2004 from 76.0% for the nine months ended September 30, 2003, combined with an 11.6% decrease in the average number of consultants in 2004 compared to 2003.  The 2004 utilization decrease was due primarily to cost overruns incurred on a single project during the first six months of the nine month period.  The increase in European Operations’ service revenue was due to four months of revenue contributed from the Ascent acquisition, one month of revenue contributed from the Novasoft acquisition, plus the contribution of ECsoft’s results for nine months of 2004 compared to only eight months of 2003.

In total, our gross margin percentage decreased to 27.9% of revenue for the nine months ended September 30, 2004 from 28.5% of revenue for the same period in 2003. This decrease is due to lower gross margins on service revenue offset by higher gross margins on other revenue.  The decline in gross profit on service revenue was primarily due to a cost overrun on a Package Segment project, plus lower margins, as expected on the incremental revenue contributed by SCB.  Custom Solutions’ gross margin on service revenue decreased 19 basis points during the nine months ended September 30, 2004 from the same period in the prior year.  Our average billing rates decreased to $60 for the nine months ended September 30, 2004 from $65 for the nine months ended September 30, 2003.  The decrease in billing rates is due to SCB, acquired in March 2004, which had lower billing rates and slightly lower gross margins than CIBER’s other Custom Solutions operations.  Package Solutions’ gross margin on service revenue decreased 568 basis points for the nine months ended September 30, 2004 compared to the same period in the prior year.  This decrease was the combined result of a decrease in average billing rates to $145 for the nine months ended September 30, 2004 from $148 for the nine months ended September 30, 2003 as well as additional costs associated with one project that incurred cost overruns.  European Operations’ gross margin on service revenue was approximately 31% for the nine months ended September 30, 2004 and for the same period in 2003.

Our gross margin percentage on other revenue increased to 34.0% for the nine months ended September 30, 2004 from 27.2% in 2003 due to better margins on the incremental other revenue contributed by our acquisition of Ascent.

Selling, general and administrative expenses (“SG&A”) increased to $128.6 million for the nine months ended September 30, 2004 from $120.6 million for the nine months ended September 30, 2003.  However, as a percentage of sales, SG&A decreased to 21.2% for the nine months ended September 30, 2004 from 23.0% in 2003, as we continue efforts to contain costs and leverage our existing overhead infrastructure.

Amortization of intangible assets increased to $2.8 million for the nine months ended September 30, 2004 from $2.0 million for the same period last year, due to additional amortizable intangible assets resulting from recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  In December 2003, we completed a $175 million sale of convertible senior subordinated debentures and paid off our outstanding borrowings under our bank line of credit.  The increase in interest expense period over period is due to the fact that we recorded interest expense on the $175 million debenture balance for the nine months ended September 30, 2004 compared to interest expense on our line of credit, which had an average outstanding balance of approximately $47 million during the nine months ended September 30, 2003.

Other income of $2.3 million was recorded during the nine months ended September 30, 2004, primarily due to $0.7 million of foreign currency transaction gains as well as $1.4 million of foreign currency investment gains and $0.2 million of minority interest.

Our effective tax rate was 38.2% and 39.0% for the nine months ended September 30, 2004 and 2003, respectively.  The decrease is due to the expected benefit of a research and experimentation credit that CIBER will realize in 2004.

Liquidity and Capital Resources

At September 30, 2004, we had $132.5 million of working capital and a current ratio of 2.0:1. Historically, we have used our operating cash flow plus the periodic sales of stock and borrowings under our line of credit to finance our operations and business combinations.  In December 2003 we sold $175 million of Convertible Senior Subordinated Debentures.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Nine months ended September 30,
In thousands	2004	2003
Net cash provided by (used in):
Operating activities	$20,991	$22,588
Investing activities	(103,735)	(18,163)
Financing activities	(20,734)	206
Effect of foreign exchange rates on cash	(407)	127
Net increase (decrease) in cash and equivalents	$(103,885)	$4,758

Net cash provided by operations decreased during the nine months ended September 30, 2004 compared to the same period of the prior year due to an increase in accounts receivable days sales outstanding to 76 days on services and 80 days overall at September 30, 2004 from 70 days on services and 76 days overall at December 31, 2003, as well as cash used to pay various accounts payable and accrued liabilities acquired with our acquisitions of SCB and Ascent.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  In 2004, we used cash of $99.0 million for our acquisitions of Novasoft, Ascent, SCB and FullTilt, compared to $17.6 million for our acquisitions of ECsoft and Alphanet in 2003.  In 2003, we also received $2.1 million in proceeds from the sale of DigiTerra Broadband.  Purchases of property and equipment were also higher for the first nine months of 2004 compared to the same period in 2003 due to our larger size in 2004.

Financing activities are primarily comprised of cash used for the repayment of acquired debt, cash provided by a term loan, the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  During the nine months ended September 30, 2004, we repaid $52.6 million of debt acquired in connection with our acquisitions of SCB and Ascent.  We entered into a $6 million term loan, which matures on September 30, 2006.  We purchased $8.7 million of treasury stock during the nine months ended September 30, 2004 compared to $5.5 million for the same period of last year. The cash provided by sales of stock under our employee stock purchase plan and options exercised decreased slightly to $6.3 million during the nine months ended September 30, 2004 compared to $6.4 million during the nine months ended September 30, 2003.

Total accounts receivable increased to $204.9 million at September 30, 2004 from $140.0 million at December 31, 2003 primarily due to our 2004 acquisitions, which added approximately $48 million of accounts receivable. Total accounts receivable days sales outstanding (“DSO”) increased slightly to 80 days at September 30, 2004 compared to 76 days at December 31, 2003.  Changes in accounts receivable have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include, contractual payment terms, client payment patterns (including approval or processing delays and cash management), and our level of collection efforts.  Many individual reasons are outside of our control.  As a result, our DSO will normally fluctuate from period to period affecting our liquidity.

Accrued compensation and related liabilities increased to $40.0 million as of September 30, 2004 from $38.0 million at December 31, 2003. The increase is due to an increase in headcount of approximately 40%, to 8,000 as of September 30, 2004 from 5,700 as of December 31, 2003.  The reason that the increase was not greater is that there were only nine days of payroll accrued for our U.S. operations as of September 30, 2004 as compared to thirteen days accrued as of December 31, 2003.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items relate to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Other accrued expenses and liabilities increased to $42.6 million as of September 30, 2004 from $23.7 million as of December 31, 2003 primarily due to our 2004 acquisitions as well as an increase in our accrual for subcontractor payments at September 30, 2004 compared to December 31, 2003.

Deferred Revenue increased to $11.4 million as of September 30, 2004 from $700,000 as of December 31, 2003.  This increase is primarily due to our acquisitions of Ascent and SCB, which increased deferred revenue by approximately $8.5 million.  The large deferred revenue balance for Ascent results from up front payments received from customers for annual software maintenance agreements.

Borrowings under our revolving Bank Line of Credit totaled $29.3 million as of September 30, 2004.  We had nothing borrowed on the Line of Credit as of December 31, 2003.  The increase is attributable to our September 10, 2004 purchase of 67% of Novasoft AG.  In October 2004, CIBER filed with BaFin, the German securities authority, a compulsory cash offer to all of Novasoft’s public shareholders to acquire the remaining Novasoft shares.  In October 2004, we borrowed approximately $30 million under our bank line of credit.  The funds were transferred to our wholly owned German subsidiary, to be held in a bank account, in escrow by ABN Amro NV to satisfy the cash availability requirements of the compulsory share purchase offer.

In 2004 we continued the repurchase of our common stock under our share repurchase program.  At September 30, 2004, there were approximately 1.7 million shares authorized by the board of directors for future repurchase under the plan.  We may continue to use cash to repurchase our common stock in future periods.

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price (approximately $16.36 per share) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.

From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018 or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.

Bank Line of Credit – We have a revolving Line of Credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  On October 1, 2004 we amended the line of credit to increase the maximum allowable borrowings from $50 million to $75 million.  The line of credit automatically reduces to $60 million on March, 31, 2005 and then again to $50 million on September 30, 2005.  The line of credit is unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case substantially all of CIBER’s assets would secure the line of credit. The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On October 1, 2004, the bank’s prime rate was 4.75% and our rate for borrowing was

3.75%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (ratio of Total Funded Indebtedness divided by EBITDA) of  5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charged coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of September 30, 2004.  Certain elements of these ratios are defined below.

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

Impacts of Future Accounting Standards

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.  The EITF concluded that contingently convertible debt should be included in the calculation of diluted earnings per share using the if-converted method regardless of whether the market price trigger has been met.  Under the if-converted method, the debt is considered converted to shares, with the resulting number of shares included in the denominator of the earnings per share calculation and the related interest expense (net of tax) added back to the numerator of the earnings per share calculation.  The FASB plans to issue an amendment to FASB Statement No. 128 “Earnings per Share” in the fourth quarter of 2004 that incorporates this new consensus.  That amendment is expected to be effective for periods ending after December 15, 2004, and the consensus must be applied by restating previously reported diluted earnings per share.

Our current method of accounting for diluted earnings per share does not give consideration to the possible conversion of our Convertible Senior Subordinated Debentures.  Thus, adoption of this new accounting standard will impact our calculation of diluted earnings per share.   Had this accounting standard been in effect currently, our diluted earning per share would be reduced by $0.01 for the quarter ended September 30, 2004 and by $0.02 for the nine months ended September 30, 2004.

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

We have continued to expand our international operations in 2004 and we estimate that our foreign operations currently accounts for approximately 20% of our total revenue.   We currently have offices in sixteen foreign countries.  International operations could cause us to be subject to unexpected, uncontrollable and changing economic and political conditions that could have an adverse effect on our business, revenue, profitability and financial condition.  The following factors, among others, present risks that could have an adverse effect on us:

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

We also have a $75 million bank revolving line of credit that expires in September 2007.  We have used borrowings under our line of credit for consideration related to our acquisitions.  In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit, which non-compliances have been waived by our lender. We had $29.3 outstanding borrowings under our line of credit at September 30, 2004.

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

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

None

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our September 10, 2004 acquisition of Novasoft AG (“Novasoft”), as part of the total consideration paid to the sellers for their shares of Novasoft stock, we issued a total of 2,338,023 registered shares of CIBER common stock.  There were no cash proceeds to CIBER.  The CIBER shares issued were registered on Form S-4 (commission file number 333-102780) effective July 18, 2003, as amended.

Issuer Purchases of Equity Securities:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 2004	200,000	$7.33	200,000	346,937
August 2004	115,000	$6.86	115,000	231,937
September 2004	75,000	$7.10	75,000	1,656,937
Total	390,000	$7.15	390,000

(1)       Calendar month

(2)       As of end of month indicated

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In September 2004, the Board of Directors increased the authorized shares by 1,500,000.  In total, 11,388,591 shares have been authorized under this program since its inception.

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

CIBER, INC.

(Registrant)

Date:	November 5, 2004	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	November 5, 2004	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer