Form 10-K
period 2004-12-31
CIBER INC
filed 2005-03-14
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

                The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2004 was $431,808,749, based on the closing price of the registrant’s Common Stock of $8.22 per share reported on the New York Stock Exchange on such date.

                As of February 28, 2005, there were 62,659,246 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be held on May 3, 2005 are incorporated by reference into Part III of this Report.

CIBER, Inc.

Form 10-K

Part I

Disclosure Regarding Forward-Looking Statements

Included in this Annual Report and elsewhere from time to time in other written and oral statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,”  “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in this Annual Report under the caption “FACTORS THAT MAY AFFECT FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK.”  As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  Additionally, we caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Item 1.  Business

General Development of Business

CIBER, Inc. and its subsidiaries (generally referred to herein as “CIBER,” “the Company,” “we,” “our,” or “us”) provide information technology (“IT”) system integration consulting and other IT services.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  Our clients consist primarily of governmental agencies, Fortune 500 and middle market companies, across most major industries.  To a small extent, we also resell certain IT hardware and software products.  Our consultants serve client businesses from over 60 U.S. offices, 22 European offices and three offices in Asia.  Our foreign operations, across 17 countries, accounted for 17% of our total revenue in 2004.  At December 31, 2004, we had approximately 8,000 employees.  CIBER, Inc. was originally incorporated in Michigan in 1974 and later reincorporated in Delaware in 1993.  We completed our initial public offering in 1994 and our common stock trades on the New York Stock Exchange under the symbol “CBR.”  Our corporate headquarters is located in Greenwood Village, Colorado and our main telephone number is 303-220-0100.

We have used acquisitions to grow our scale and help expand our business model.  In 2004, we significantly expanded our European presence with our acquisitions of Novasoft AG (“Novasoft”) in September and Ascent Technology Group Limited (“Ascent”) in May.  In March, we also acquired SCB Computer Technology, Inc. (“SCB”) significantly extending our public sector scale in the U.S.

Financial Information about Segments

The information required by this item is incorporated herein by reference to Note 18 in the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report.

Narrative Description of Business

Services and Operations

We organize our operations by the nature of their services, client base and geography.  At December 31, 2004, we had five reportable segments as follows:

2004 Revenue %
U.S. Custom Solutions:
Commercial Solutions	42%
Federal Government Solutions	17%
State & Local Government Solutions	14%
U.S. Package Solutions	10%
European Operations	17%

In 2004, we continued to expand our business model through acquisitions that increased our public sector (Federal and State & Local Government) and European segments, as well as added depth to our SAP-related services.

U.S. Custom Solutions

Our domestic Custom Solutions branch office network provides IT project solutions and IT staffing in custom-developed software environments.  The branch office network is an integral part of our business strategy.  Each branch office has local leadership, sales, recruiting and delivery capabilities.  Through the branch office network, we can (1) offer a broad range of consulting services on a local basis, (2) respond to changing market demands for IT services through a variety of relationships in many industries and geographic areas, and (3) maintain a quality professional staff because of our nationwide reputation and strong recruiting capabilities.  Our sales methodology and solution delivery capabilities continue to enhance our ability to identify, pursue and close project or solutions-based business.  The primary service offerings of our Custom Solutions branch offices include:

•      Application Development;

•      Enterprise Integration; and

•      Outsourcing

CIBER’s Application Development services provide analysis, design, development, testing and implementation of business applications.  Our delivery capabilities span service-oriented architectures, including J2EE and .NET, as well as traditional client/server and mainframe development.  We also offer portal development, wireless and mobility applications and managed content services.

CIBER’s Enterprise Integration services integrate data and applications for companies and organizations to deliver fully functional business solutions.  We blend our proprietary tools, standardized processes and skilled resources in enterprise architecture, enterprise application integration, business intelligence/data warehousing, business continuity/disaster recovery and network security to help our clients leverage information for optimal business value.

CIBER offers a comprehensive scope of IT-related Outsourcing services.  Our Application Management Outsourcing service assumes responsibility for a client’s specific IT operation and for providing on-going application support, which we categorize as follows:

•      Tier 1 – Application Specific Help Desk:  This service includes operation of an application-specific help desk dedicated to supporting end users and IT needs during the client’s core business hours.

•      Tier 2 – Production Support: This service may include 24/7/365 production support, depending upon client requirements.  We focus on identifying and fixing system faults quickly or crafting workarounds enabling Tier 3 support personnel to perform root cause analysis and fix problems permanently.

•      Tier 3 – Routine Maintenance: This service includes major and minor enhancements and routine maintenance, including backlog management, root cause analysis, and corrective adaptive or perfective maintenance, as appropriate.

We also provide infrastructure and IT operations outsourcing in the areas of:

•      Technology solutions, including:

•      Networks

•      Servers

•      Storage

•      Security

•      Desktops

•      Service desk solutions, including:

•      Help desk and call center

•      Data center hosting

•      Monitoring and management

•      Maintenance and systems support

Our Custom Solutions group also has two branch offices that also resell certain third-party IT hardware and software products, primarily network equipment, including switches and routers, fileservers, application and database servers and related software, data storage systems, security appliances and security software.

We have organized our Custom Solutions branch offices around their designated client focus category (Commercial, Federal Government or State & Local Government).  However, an individual office may also have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.

Commercial Solutions

With approximately 3,000 consultants, our Commercial Solutions practice is our largest operating group and targets large commercial clients across most major industries, including manufacturing, high-technology, services, banking/financial services and retail.  This includes CIBER India Private Ltd., our subsidiary that provides services to our U.S. and European clients from offshore facilities in India.

Federal Government Solutions

Our Federal Government practice, comprised of approximately 1,800 consultants, primarily provides custom solutions to defense and civilian agencies of the U.S. Federal Government.  In the aggregate, the various agencies of the U.S. Federal Government represent our largest client and accounted for approximately 16% of our total revenue in 2004.  Areas of focus include: defense and aerospace, energy, accounting and financial, and homeland security.

State & Local Government Solutions

Our State & Local Government practice, comprised of approximately 900 consultants, primarily provides custom solutions to over 40 states plus many city, county and municipal governments.  Areas of focus include:  health and human services, transportation, law and justice, labor and workforce development, transportation, and finance and administration.

U.S. Package Solutions

Our U.S. Package Solutions segment operates as the CIBER Enterprise Solutions (“CES”) division.  CES’s approximately 400 consultants provide consulting services to support software from enterprise solutions vendors including Oracle/PeopleSoft, SAP and Lawson, as well as several supply chain management products.  Our services include package software assessment, planning and implementation.  We have vertical expertise in higher education, healthcare, public sector, telecommunications and manufacturing, among others.  The division’s Technology Solutions Practice helps clients select, configure and design IT platform-related solutions, and we are an authorized reseller of certain technology products, primarily from IBM.  Package Solutions also includes our Canadian subsidiary.

We are a PeopleSoft Gold Services Partner, an Oracle Certified Advantage Partner, a Lawson Consulting Partner, and an SAP Strategic Partner for Public Services.  Our partner relationships are a key component of our Package Solutions segment.  These alliance or partner relationships allow us access to various sales and marketing opportunities.  In some cases, it allows us to jointly propose our services along with the software vendor’s proposal for software.  We believe that prospective package software implementation customers often have a preference to only consider purchasing services from a software vendor partner.  Also, software vendors with whom we partner typically give us a license to their software applications, as well as access to their most recent research and development findings and training programs.

European Operations

Our CIBER Europe operations provide a broad range of business and technical consulting services that include package implementation, application development, systems integration and support services, as well as our own Customer Relationship Management software products.  CIBER Europe has approximately 1,100 consultants in 12 European and two Asian countries.  Our partner relationships in Europe include, SAP, Sage and Microsoft.  With our acquisitions of Novasoft and Ascent in 2004, we now provide SAP-related services from 10 countries.  We have re-branded our SAP business as “CIBER Novasoft” to continue the recognition established in Europe by Novasoft.  We are an SAP Alliance Partner, as well as a Special Expertise Partner in Automotive, Retail and Chemicals.

Clients

Our clients consist primarily of Fortune 500 and middle market companies across most major industries, as well as governmental agencies.  These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives.

In 2004, we estimate our approximate percentage of total revenue by client industry was:

Government	32%
Manufacturing	19%
Finance, banking, and insurance	13%
Telecommunications	8%
Automotive	8%
Healthcare	7%
Education	3%
Services and other	10%

Certain clients account for a significant portion of our revenue.  Our largest client, the various agencies of the U.S. Federal Government, accounted for approximately 12%, 10% and 16% of total revenue in 2002, 2003 and 2004, respectively.  No other client accounted for more than 6% of our revenue in 2004.  In addition, our five largest clients accounted for, in the aggregate, approximately 30% of our total revenue in 2004.  Also in 2004, our largest client in each segment, as a percentage of that segment’s total revenue was: Commercial - 14%; Federal - 90%; State & Local -18%; Package - 6% and European Operations - 10%.  No segment had more than one client that accounted for more than 10% of its revenue.

Client retention and turnover is highly dependent upon whether we are providing a custom solution or a package software solution.  Many of our client relationships have continued for many years.  Most of our U.S. Custom Services revenue each year comes from clients for whom we have previously provided services.  With services related to package software solutions, which includes all of our Package Solutions segment, as well as a large part of our European Operations, client engagements most typically involve a large enterprise software implementation over a period of six to 18 months.  Typically, once package software implementations are completed, future services revenue from that client is minimal and, as a result, client turnover is high, and we are generally selling services to new customers.

Typically, both our commercial and government clients may cancel their contracts or reduce their use of our services on short notice.  If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse affect on our financial condition and results of operations.

Acquisitions/Business Combinations

We began operations in 1974 as a professional services staffing organization to assist companies in need of computer programming support.  In the late-1980s, we initiated a growth strategy that included expanding our range of IT-related services, developing a professional sales force and selectively acquiring established complementary companies.  Since our initial public offering in March of 1994, we have completed over 50 business combinations.  Our acquisition strategy has been central to our ability to expand our business model.  Our acquisitions have allowed us to effectively expand our business model in the following areas:

•              Increased project-based capabilities - We have expanded our project-based delivery capabilities by adding expertise around PeopleSoft and other enterprise resource planning (“ERP”) packages.  In addition to acquiring project-based ERP capabilities, we have organically developed project level expertise in delivery of custom software applications, application maintenance and technology outsourcing services.  This combination of acquired and organically developed project delivery capabilities has resulted in a shift in our mix of business to project-based work from staff supplementation services.

•              Established significant public sector presence - Our acquisitions have enabled us to become an established firm in the public sector, providing services to over 40 state governments and several hundred state agencies, as well as to several agencies of the federal government.  Our public sector clients, including Europe, accounted for approximately 32% of our total revenue in 2004.

•              Expanded geographic presence - Acquisitions have also allowed us to expand our geographic footprint to include a significant European presence.  Beginning with our late 1999 acquisition of Netherlands based Solution Partners BV, and most recently our 2004 acquisition of Novasoft, we have expanded our European operations to include 25 foreign offices located in 17 countries, including Asia.

Given the highly fragmented nature of the IT services industry, we intend to continue to pursue business combinations as part of our growth and operations strategy, including international opportunities.  The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate their personnel and to maintain their client base.  In reviewing potential business combinations, we consider the target company’s geographic reach, cultural fit, capabilities in specific technical services, client base, expected financial performance and the abilities of management, sales and recruiting personnel, among other factors.  From 1996 to 2000, our business combinations generally involved smaller privately held companies and were more frequent as we looked to expand our geographic reach and service offerings.  Since 2001, we have acquired fewer but larger companies.

From January 2002 to December 2004, we have completed the following significant business combinations:

Acquired Company	Date	Consultants added
Novasoft AG	September 2004	425
Ascent Technology Group Limited	May 2004	130
SCB Computer Technology	March 2004	1,250
ECsoft Group, plc	January 2003	440
Decision Consultants, Inc.	April 2002	896

Novasoft AG (“Novasoft”) – In late 2004, we acquired approximately 94% of the net outstanding shares of Novasoft, headquartered in Heidelberg, Germany.  Novasoft is a provider of implementation and other consulting services related to SAP software products.  Novasoft is an SAP Alliance Partner and implements all of SAP’s ERP products including mySAP.com products and industry specific applications.  At the time of the acquisition, Novasoft had approximately 425 consultants, located mainly in Germany, the U.K. and Spain.  We acquired Novasoft to expand our international presence, as well as our capacity to deliver SAP-related services.

Ascent Technology Group Limited (“Ascent”) - Based in Hinckley, U.K., Ascent provides IT services to medium-sized enterprises with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions and Microsoft .Net software services.  Ascent has also developed and sells its own proprietary customer relationship management software.

SCB Computer Technology, Inc. (“SCB”) -  Based in Memphis, Tennessee, SCB provides IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients.  This acquisition expanded our Federal Government and State & Local Government Practices and added beneficial customer relationships to our commercial sector business.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  We believe the acquisition provides an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

ECsoft Group plc. (“ECsoft”), now named CIBER Europe Limited, is based in London.  ECsoft operates in Denmark, the Netherlands, Norway, Sweden and the U.K. that provided IT consulting services similar to services provided by CIBER.  We acquired ECsoft to increase the size of our European operations and add depth to our European management team.

Decision Consultants, Inc. (“DCI”) was very similar to our existing Commercial Solutions operations.  The majority of DCI’s revenue was from clients that were already CIBER clients and most of DCI’s operations were in locations already served by CIBER Commercial branch operations.  DCI added depth to our executive and operations management teams and allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenue.  Also significant were the cost savings realized by combining redundant corporate back office functions.  DCI added significantly to CIBER’s existing consultant base at IBM, Ford and Verizon, among others.  In addition, the acquisition gave us opportunities within some new strategic clients; however, these clients did not constitute a significant percentage of DCI’s revenue.

Due to our numerous acquisitions, we have recorded a significant amount of goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business.  Many of our acquisitions have involved a relatively small amount of acquired net assets, and thus, a large portion of the purchase price has been assigned to goodwill.  Not all of our acquisitions have been successful.  Acquired businesses may perform significantly worse than we had expected for a variety of reasons, including decreased customer demand for a particular service offering or the loss of a significant customer, among others.  Such factors could lead to a future goodwill impairment charge.  During 2000, we recorded a goodwill impairment charge of $80.8 million to write-down the goodwill associated with certain acquisitions.

Our Competitive Strengths

We believe that our corporate strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

•              Balanced Business Model - We have developed a business model that allows us to provide superior, leading-edge services, which are routinely updated to meet the current needs of our clients.  We have developed a reputation for thought leadership in industry verticals such as state government and higher education and in technology verticals such as wireless and security applications, including homeland security.

•              Competitive Pricing Model - Our pricing structure is very competitive relative to the level of our service offerings.  Because of the efficient overhead structure of our branch office operations and the high utilization of our billable consulting staff, we are able to offer our clients a pricing model that is very competitive.  We believe that, on average, our hourly billing rates are significantly lower than the rates of national competitors for similar services.

•              Scale of Operations - The competitive landscape for the delivery of IT services is highly fragmented.  In almost every major market we compete with larger national and international publicly-held firms, as well as a host of smaller regional and local privately-held firms.  For the past several years, large clients have attempted to consolidate the purchasing of IT services and work with fewer firms.  Because of the relatively large scale of our operations, we have been able to compete effectively to remain a vendor to these large clients.  Our success has come at the expense of local and regional competitors that currently lack the scale to compete successfully for this work.

•              Breadth of Service Offering -  We offer a broad range of services to our clients including staff supplementation services, custom application development services, implementation services of ERP packages, application maintenance outsourcing services, resale of certain hardware and software products, managed hosting and call center support.  We believe that having this broad delivery capacity is often a competitive advantage, particularly when competing against smaller local and regional firms.

•              Long-term Client Relationships - We have been in business since 1974 and a prominent first-year client, Ford Motor Company, remains one of our top five clients today in terms of annual revenue.  This relationship exemplifies the kind of long-term commitment that we have toward our clients and speaks to the quality and breadth of the services that we provide.

•              Optimized Delivery Methodology - Our proprietary Optimized Delivery Model ™ (“ODM”) is designed to determine the right mix of client and CIBER resources and the appropriate work site for an engagement, balancing the cost of the resources and the complexity of managing a diverse and distributed team.  Our approach minimizes resource costs and maximizes delivery effectiveness for the benefit of the client.  The approach consists of a series of steps to profile the customer’s business drivers and capabilities, create alternative resource scenarios, and formalize governance around delivering the work.  The output of these efforts is a recommended delivery model that is optimized to balance the client’s resource costs with the risks and constraints of distributed delivery teams.  The overall ODM process has been effective in our pursuit of project engagements, and use of the methodology has become a distinct competitive advantage.

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

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies.  Our competition varies significantly from city to city as well as by the type of service provided.  Our principal competitors include: Accenture, Atos Origin, BearingPoint, Inc., Cap Gemini Ernst & Young,  CGI Group, Inc., Deloitte & Touche, EDS, IBM Global Services, Keane, Inc., Logica/CMG and Xansa.  Many large consulting firms also offer services that overlap with some of our services.  Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we do.  In addition, we must frequently compete with a client’s own internal IT staff.  We also compete with Internet professional services firms, as well as the service divisions of various software developers.  Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India) by our competitors and our clients.  There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

Employees

As of December 31, 2004, we had approximately 8,000 employees (approximately 7,000 billable consultants).  None of our employees are subject to a collective bargaining arrangement.  We have employment agreements with our executive officers and certain other employees.  We believe our relations with our employees are good.

Our future success depends in part on our ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated IT needs of our clients.  Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies.  Historically, competition for personnel in the IT services industry has been significant.  We have had in the past, and expect at some point in the future, to have difficulty attracting and retaining an optimal level of qualified consultants.  There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully.  Because of this, the recruitment of skilled consultants is a critical element to our success.  We have an internal staff of recruiters devoted to meeting our personnel requirements.

Seasonality

We experience a moderate amount of seasonality.  Typically, our billable hours, which directly affect our revenue and profitability, are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time taken by our billable consultants.  As a result, our operating income as a percentage of revenue is generally the lowest in the fourth quarter of each calendar year.

Financial Information about Geographic Areas

The information required by this item is incorporated herein by reference to Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

Available Information

The Internet address of our website is http://www.ciber.com.  Through our website, we make available, free of charge, access to all reports filed with the Securities and Exchange Commission (“SEC”) including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practical after they are electronically filed or furnished to the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.  Properties

Our corporate office is located at 5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111, where we occupy approximately 64,000 square feet under a lease that expires in December 2008.  Approximately 13,000 square feet of this office space is used by our Denver area operations.  Generally, we provide our services at client locations and, therefore, our office locations are primarily used for sales and other administrative functions.  At December 31, 2004, we had lease obligations for approximately 812,000 square feet of office space in approximately 108 locations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.”  The table below sets forth, for the periods indicated, the low and high sales price per share of our common stock.

	Low	High
Year Ended December 31, 2003:
First Quarter	$3.80	$5.95
Second Quarter	4.50	7.19
Third Quarter	6.66	11.05
Fourth Quarter	7.38	9.70
Year Ended December 31, 2004:
First Quarter	$8.91	$11.30
Second Quarter	7.90	11.41
Third Quarter	6.35	8.22
Fourth Quarter	7.54	9.80

The closing price of our common stock on February 28, 2005 was $7.49.  As of February 28, 2005, there were 3,553 registered holders of record of our common stock.  We estimate there are approximately 15,000 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business.  Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so.  In addition, pursuant to the terms of our line of credit agreement with Wells Fargo Bank, we are prohibited from paying dividends on our stock.

Recent Sales of Unregistered Securities: None

Purchases of Equity Securities by the Issuer - The following table sets forth the information required regarding repurchases of our common stock made during the three months ended December 31, 2004.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)

October 2004	90,000	$8.02	90,000	1,566,937
November 2004	130,000	8.99	130,000	1,436,937
December 2004	57,500	9.48	57,500	1,379,437
Total	277,500	$8.78	277,500

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In total, 11,388,591 shares have been authorized for repurchase under this program since its inception.

Item 6.  Selected Financial Data

We have derived the selected consolidated financial data presented below from our consolidated financial statements and the related notes.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes, included elsewhere in this report.

As of and for the Year Ended December 31,

	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenue	$621,534	$558,875	$608,318	$691,987	$843,021
Amortization of intangible assets (2)	14,032	12,155	910	2,664	4,214
Goodwill impairment (3)	80,773	—	—	—	—
Operating income (loss)	(56,897)	2,596	24,522	32,463	51,268
Net income (loss)	(66,775)	1,684	14,178	19,984	29,701
Earnings (loss) per share:
Basic	$(1.15)	$0.03	$0.22	$0.31	$0.49
Diluted (4)	(1.15)	0.03	0.22	0.31	0.45
Weighted average shares outstanding:
Basic	57,900	58,191	63,313	63,505	60,701
Diluted (4)	57,900	58,698	63,989	65,451	74,642

Balance Sheet Data:
Working capital	$102,918	$101,938	$100,847	$212,552	$138,871
Total assets	326,347	368,751	427,141	573,323	758,672
Total long-term liabilities (5)	—	18,634	30,857	188,601	241,122
Contingent value of put option	—	—	5,832	—	—
Total shareholders’ equity	270,242	291,290	327,530	304,632	377,663

Shares outstanding, net of treasury	56,775	60,455	64,117	58,599	62,542

(1)   We have completed various acquisitions during the periods presented.  The revenue and operating results of acquired companies are included from the respective acquisition dates (see Note 3 to the Consolidated Financial Statements included herein).

(2)   Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, whereby goodwill is no longer amortized.

(3)   During 2000, we recorded a goodwill impairment charge to write-down the goodwill associated with certain acquisitions.

(4)   Our computation of 2003 diluted weighted average shares outstanding has been restated to include the dilutive effect of our Convertible Senior Subordinated Debentures in accordance with EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”  Our computation of 2004 diluted weighted average shares outstanding includes 12.8 million shares related to the Debentures.  For more information, see Note 5 to the Consolidated Financials Statements included herein.

(5)   In December 2003, we issued $175 million of Convertible Senior Subordinated Debentures (See Note 10 to the Consolidated Financial Statements included herein).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report.  This section also contains forward-looking statements and should be read in conjunction with the section of this report titled “Disclosure Regarding Forward-Looking Statements.”

Business and Industry Overview

CIBER provides information technology (“IT”) system integration consulting and other IT services primarily to governmental agencies and Fortune 500 and middle market companies, across most major industries.  From offices located throughout the United States and Europe, we provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  To a lesser extent, we also resell certain IT hardware and software products.

In 2004, we continued to expand our business model through acquisitions that increased our public sector (Federal and State & Local) and European segments, as well as added depth to our SAP-related services.  We used the remaining net proceeds from our December 2003 sale of $175 million of Convertible Senior Subordinated Debentures (“Debentures”), as well as borrowings under our bank line of credit, to fund these acquisitions.

Our operating segments are organized internally primarily by the nature of their services, client base and geography.  Effective December 31, 2004, we have reorganized our domestic custom IT solution operations and have expanded our reportable segments from three to five: Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, Package Solutions and European Operations.  The Commercial Solutions, Federal Government Solutions, and State & Local Government Solutions, collectively, were formerly known as our Custom Solutions segment.  These segments comprise our U.S.-based CIBER branch offices that provide IT services and products in custom-developed software environments.  These offices are classified into a segment based on their primary client focus category (Commercial, Federal or State & Local), however they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India operations are considered part of our Commercial Solutions segment.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle/PeopleSoft, Lawson and SAP.  Our European Operations segment represents our offices in Europe and Eastern Asia that provide a broad range of IT consulting services that include package software implementation, application development, systems integration and support services.

The majority of our services revenue is recognized under time-and-material contracts as hours and costs are incurred.  Under fixed-price contracts, which make up approximately 10%-15% of our services revenue, our revenue is fixed under the contract while our costs to complete our obligations under the contract are variable.  As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss.  Changes in our services revenue is primarily a function of hours worked on revenue-generating activities and, to a lesser extent, changes in our average rate per hour.  Hours worked on revenue-producing activities vary with the number of consultants employed and their utilization level.  Utilization represents the percentage of time worked on revenue-producing engagements divided by the standard hours available (i.e. 40 hours per week).  Our average utilization rates are higher in our Commercial, Federal and State & Local Government Solutions segments (typically around 85% to 90%) as compared to our Package Solutions and European Operations segments (typically around 65% to 75%).  We actively manage both our number of consultants and our overall utilization levels.  If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources.  As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment.

The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our overall average rate per hour is also influenced by the results of our fixed-price engagements, which can vary.  Our effective average hourly billing rates are highest in our Package Solutions segment (approximately $145 per hour) as compared to our European Operations segment (approximately $100 to $120 per hour) and to our Commercial, Federal and State & Local Government Solutions segments (approximately $55 to $75 per hour).  Success or overruns on fixed-price contracts can also influence our effective average rate per hour.  In addition, our foreign revenue is also impacted by changes in exchange rates.

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software and commissions on sales of IT products.  Our sales of IT hardware and software generally involve IT network infrastructure.  Gross margin on other revenues is approximately 40%.  This is a blend of low-margin product sales (typically 5% to 15%) and higher-margin product commissions and proprietary software sales.  Depending on the mix of these business activities, gross margin on other revenue will fluctuate.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.  In addition, the current economic downturn has negatively affected the operations of many of our clients and prospective clients and has negatively impacted their IT spending.  As a result, competition for new engagements and pricing pressure has been strong.  We have responded to these challenging business conditions by closely monitoring the utilization of our billable personnel, through continuing evaluation of the size of our workforce and required office space, and by managing our selling, general and administrative costs as a percentage of revenue.

Business Combinations

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach, service offerings and client base.  During 2002, 2003 and 2004, we completed the following significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
Novasoft AG	September 2004	425	$49.2 million
Ascent Technology Group Limited	May 2004	130	37.0 million
SCB Computer Technology	March 2004	1,250	63.4 million
ECsoft Group, plc	January 2003	440	16.7 million
Decision Consultants, Inc.	April 2002	896	57.6 million

Novasoft AG (“Novasoft”) – In late 2004, we acquired approximately 94% of the net outstanding shares of Novasoft, headquartered in Heidelberg, Germany, for total consideration of approximately $61.0 million in cash and $16.0 million of CIBER common stock.  The cash portion of the payment consideration was primarily funded by borrowing under our bank revolving line of credit.  Novasoft is a provider of implementation and other consulting services related to SAP software products.  Novasoft is an SAP Alliance Partner and implements all of SAP’s ERP products including mySAP.com products and industry specific applications.  At the time of the acquisition, Novasoft had approximately 425 consultants, located mainly in Germany, the U.K. and Spain.  We acquired Novasoft to expand both our international presence and our capacity to deliver SAP-related services.  When combined with our existing European operations, we now provide SAP related consulting services from 10 European countries.  At the time of the acquisition, we expected Novasoft to contribute approximately $78 million in annualized revenue.

Ascent Technology Group Limited (“Ascent”) - Based in Hinckley, U.K., Ascent provides IT services to medium-sized enterprises with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions and Microsoft .Net software services.  Ascent has also developed and sells its own proprietary customer relationship management software.  The aggregate purchase consideration for Ascent included $20.2 million in cash and $1.5 million of CIBER common stock. In addition, Ascent had certain debt obligations, totaling approximately $19.5 million, which we repaid shortly after closing the acquisition.  We primarily used a portion of the cash raised from our Debentures to fund the cash portion of the purchase consideration and to repay Ascent’s debt.  At the time of the acquisition, we expected Ascent to contribute approximately $40 million in annualized revenue.

SCB Computer Technology, Inc. (“SCB”) -  Based in Memphis, Tennessee, SCB provides IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients.  The aggregate purchase price included $44.3 million in cash and $12.7 million in CIBER common stock.  In addition, SCB had certain debt obligations, totaling approximately $33.1 million, which we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our Debentures to fund the cash portion of the purchase consideration and to repay SCB’s debt.  This acquisition expanded our Federal Government and State & Local Government Solutions segment and added beneficial customer relationships to our Commercial Solutions business.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.   At the time of the acquisition, we expected SCB to contribute approximately $120 million in annualized revenue; however, SCB’s operations generally had lower average billing rates and slightly lower gross margins than our historical averages, which lower our measurements in these areas slightly.  The acquisition provides an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

ECsoft Group plc. (now named CIBER Europe Limited) is based in London.  At the time of the acquisition, ECsoft had operations in Denmark, the Netherlands, Norway, Sweden and the U.K. that provided IT consulting services similar to services provided by CIBER.  We acquired ECsoft to increase the size of our European operations and add depth to our European management team.  At the time of the acquisition we expected ECsoft to add approximately $55 million in annual revenue.

Decision Consultants, Inc. (“DCI”) was very similar to our existing Commercial Solutions operations.  The majority of DCI’s revenue was from clients that were already CIBER clients and most of DCI’s operations were in locations already served by CIBER Commercial branch operations.  As a result, the primary asset acquired was the workforce in place, which is accounted for as goodwill.  Like CIBER, DCI’s consultants comprised an experienced technical workforce that we believed would help maintain and obtain business at both current and new clients.  DCI added depth to our executive and operations management teams and allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenue.  Also significant were the cost savings realized by combining redundant corporate back-office functions.  DCI added significantly to CIBER’s existing consultant base at IBM, Ford and Verizon, among others.  In addition, the acquisition gave us opportunities within some new strategic clients; however, these clients did not constitute a significant percentage of DCI’s revenue.

The results of operations of these acquired businesses have been included in our Consolidated Financial Statements since the closing date of the respective acquisition.

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Year Ended December 31,
	2002	2003	2004

Consulting services	95.8%	96.0%	96.0%
Other revenue	4.2	4.0	4.0
Total revenue	100.0	100.0	100.0

Gross profit-consulting services	28.5	28.0	27.2
Gross profit-other revenue	31.9	27.3	36.6
Gross profit-total	28.7	27.9	27.5
Selling, general and administrative expenses	24.5	22.8	20.9
Amortization of intangible assets	0.2	0.4	0.5
Operating income	4.0	4.7	6.1
Interest and other income (expense), net	(0.1)	(0.2)	(0.5)
Income before income taxes	3.9	4.5	5.6
Income tax expense	1.6	1.6	2.1
Net income	2.3%	2.9%	3.5%

The following table sets forth certain operating data for our reportable segments:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Total revenue:
Commercial Solutions	$350,718	$363,508	$353,501
Federal Government Solutions	62,078	73,769	147,685
State & Local Government Solutions	87,545	86,694	115,493
Package Solutions	90,388	93,801	88,002
European Operations	20,916	76,509	140,790
Inter-segment	(3,327)	(2,294)	(2,450)
Total revenue	608,318	691,987	843,021

Income from operations:
Commercial Solutions	29,458	29,520	29,281
Federal Government Solutions	7,306	10,975	19,633
State & Local Government Solutions	6,600	5,915	8,788
Package Solutions	4,648	8,797	7,974
European Operations	2,644	2,373	9,067
Corporate expenses	(25,224)	(22,453)	(19,261)
Total	25,432	35,127	55,482
Amortization of intangibles	(910)	(2,664)	(4,214)
Operating income	24,522	32,463	51,268

Net interest and other expense	(737)	(1,028)	(3,873)

Net income	$14,178	$19,984	$29,701

Year Ended December 31, 2004 as compared to Year Ended December 31, 2003

Total revenue increased 22% to $843.0 million in 2004 from $692.0 million in 2003.  The 2004 revenue growth primarily resulted from our 2004 acquisitions of SCB, Ascent and Novasoft, plus the full year benefit of our 2003 acquisitions of ECSoft and AlphaNet.  Our 2004 acquisitions added approximately $165 million in incremental revenue to 2004 and the full year benefit of our 2003 acquisitions added another $13 million in incremental revenue to 2004.  Excluding the incremental revenue contributed by the 2003 and 2004 acquisitions, 2004 revenues would have decreased by approximately 4% from the prior year.  Approximately one fourth of the decrease was due to a reduction in services from a large telecommunications client in September of 2003, which negatively impacted revenue on a year over year basis by approximately $8 million.  Revenue in 2004 was positively impacted by organic revenue growth in our Federal Government Solutions and European Operations segments that was offset by decreased sales in our Commercial, State & Local Government and Package Solutions segments.  Our average number of billable consultants working during the year increased 27% to approximately 6,500 in 2004 from approximately 5,100 in 2003.  Other revenues increased to $33.9 million in 2004 from $28.0 million in 2003 due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by decreased domestic hardware and software sales.  Our average billing rate decreased to $71 per hour in 2004 compared to $72 per hour in 2003, primarily due to lower billing rates on the incremental revenue contributed by SCB and offset partially by increased average billing rates in Europe in part from slightly higher average rates contributed by Novasoft.

In total, our gross profit percentage decreased to 27.5% of revenue in 2004 from 27.9% of revenue in 2003.  This decrease is due to lower gross margins on services revenue, partially offset by increased gross margins on other revenue.  The decline in gross profit on services revenue was primarily due to expected lower margins on the incremental revenue contributed by SCB, as well as lower profitability on three projects that experienced cost overruns.  Our gross profit percentage on other revenue increased to 36.6% in 2004 from 27.3% in 2003 due to increased sales of higher-margin proprietary software products contributed by Ascent.  In addition, consultant utilization improved in 2004 to 90% compared to utilization of 89% in 2003.

Selling, general and administrative expenses (“SG&A”) increased to $176.7 million in 2004 from $158.2 million in 2003, due to the incremental costs associated with our 2004 acquisitions.  As a percentage of sales, SG&A decreased to 20.9% in 2004 from 22.9% in 2003, as we continued efforts to contain costs and leverage our existing overhead infrastructure.  Contributing to this was a combined $2.0 million decrease in office rent and SG&A depreciation expense in 2004.

Amortization of intangible assets increased to $4.2 million in 2004 from $2.7 million in 2003 due to additional amortizable intangible assets, primarily customer relationships, resulting from our recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Interest expense increased to $7.0 million in 2004 from $2.1 million in 2003 primarily due to the December 2003 sale of $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”).  Interest income is primarily from cash held in our European subsidiaries.

Other income, net was $2.2 million in 2004 as compared to $162,000 in 2003.  Other income in 2004 included foreign currency transaction gains of $1.2 million as well as $376,000 of gains on foreign currency forward contracts.

Our effective tax rate was 37.3% in 2004 compared to 36.4% in 2003.  Our effective tax rate in 2004 was favorably impacted by a Federal research credit while to a greater extent 2003 was favorably impacted from tax benefits resulting from the closure of certain subsidiary operations.  Our acquisition of Novasoft in late 2004 has also slightly increased our effective taxes rates as Novasoft operates in foreign countries with higher tax rates.

Year Ended December 31, 2003 as compared to Year Ended December 31, 2002

Total revenue increased 14% to $692.0 million in 2003 from $608.3 million in 2002. This represented a 14% increase in consulting services revenue, as well as a 10% increase in other revenue.  Other revenue increased to $28.0 million in 2003 from $25.5 million in 2002.  This resulted from an increase in demand for IT products during 2003.  The 2003 revenue growth resulted primarily from our ECsoft and AlphaNet acquisitions, which closed in 2003, plus the full year benefit of our 2002 DCI acquisition.  Combined, these acquisitions added approximately $90 million in incremental revenue to 2003.  These increases were partially offset by a reduction in services from a large telecommunications client, which negatively impacted revenue by approximately $7 million in 2003.  Our average number of billable consultants increased 13% to approximately 5,100 in 2003 compared to approximately 4,500 in 2002.

In total, our gross profit percentage decreased to 27.9% of revenue in 2003 from 28.7% in 2002.  This decrease was due to lower gross margins on both services revenue and other revenue.  The decline in gross profit on services revenue was due to a combination of domestic pricing rate pressure and a lower gross profit percentage on the full year incremental revenue contributed by our May 2002 acquisition of DCI.  Our gross profit percentage on other revenue decreased to 27.3% in 2003 from 31.9% in 2002 due to increased sales on lower-margin computer hardware products.  Lower-margin computer hardware product sales accounted for 64% of other revenue in 2003 compared to 54% in 2002, with higher-margin commission revenue accounting for the remainder.

Selling, general and administrative expenses (“SG&A”) increased to $158.2 million in 2003 from $148.9 million in 2002.  As a percentage of sales, SG&A decreased to 22.9% in 2003 from 24.5% in 2002, which demonstrated our continuing efforts to contain costs and leverage our existing infrastructure.  Our rent and SG&A depreciation expense, combined was $2.7 million less in 2003 than it was in 2002.  The absolute increase in SG&A costs resulted from the incremental SG&A associated with the acquired operations of DCI in May of 2002, ECsoft in January of 2003 and AlphaNet in June of 2003.

Amortization of intangible assets increased to $2.7 million in 2003 from $910,000 in 2002 due to additional amortizable intangible assets resulting from acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  In December 2003, we completed a $175 million sale of Debentures and paid off our outstanding borrowings under our bank line of credit.  Interest expense increased, year over year due to the combination of increased borrowing under our line of credit to fund our acquisition of ECsoft in January 2003, as well as interest expense relating to the Debentures.

Our effective tax rate was 36.4% in 2003 compared to 40.4% in 2002.  Our effective tax rate decreased in 2003 from the prior year due to the current year tax benefits resulting from the closure of certain subsidiary operations.

Commercial Solutions

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Consulting services	$343,373	$353,850	$346,288
Other revenue	7,345	9,658	7,213
Total revenue	350,718	363,508	353,501
Gross profit-consulting services	92,820	91,361	91,147
Gross profit-other revenue	894	1,152	739
Gross profit-total	93,714	92,513	91,886
Operating income	29,458	29,520	29,281

Gross profit percentage-consulting services	27.0%	25.8%	26.3%
Gross profit percentage-other revenue	12.2%	11.9%	10.2%
Gross profit percentage-total	26.7%	25.5%	26.0%
Operating income percentage	8.4%	8.1%	8.3%

Commercial Solutions revenue most significantly benefited from our acquisition of DCI in 2002 and, to a lesser extent, our acquisitions of AlphaNet in 2003 and SCB in 2004.  Excluding the impact of acquisitions, Commercial Solutions revenue decreased by approximately 14% in 2004 and 11% in 2003 as compared to the prior year.  The decrease in revenues is primarily due to the continued intentional shift away from IT staffing toward a project-based solution oriented model.  This shift is substantially complete and is evidenced by quarterly revenue growth in this segment during 2004.  After a decline in revenue in the first quarter of 2004 as compared to the fourth quarter of 2003, revenue in this segment grew sequentially in the second and third quarters of 2004.  Revenue declined slightly in the fourth quarter of 2004 as compared to the third quarter of 2004 due to expected lower consultant utilization resulting from increased vacation time taken during the holiday season.  The single event that negatively impacted revenue in this segment the most in 2003 and 2004 occurred in September of 2003, when a large telecommunications client significantly reduced the use of our services.  This client reduction negatively impacted revenue by approximately $7 million in 2003 and by $8 million in 2004.  We expect the organic growth that occurred within 2004 in the Commercial Solutions segment to continue in 2005 since the shift away from IT staffing and toward more project-based work is substantially complete.

Gross profit percentage on service revenue decreased by 120 basis points to 25.8% in 2003 compared to 27.0% in 2002 due primarily to the full year impact of lower gross profit associated with revenue contributed by our May 2002 acquisition of DCI.  Gross profit percentage on service revenue improved by 50 basis points in 2004 to 26.3% compared to 25.8% in 2003 due to our continued shift away from IT staffing toward higher-margin project-based work.  Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, declined by 30 basis points in 2003 compared to 2002 and by 170 basis points in 2004 compared to 2003.  Continued downward pricing pressure on hardware and software, resulting from increased competition from the direct sales channels of hardware and software manufacturers, was the primary cause of the decrease in the other revenue gross profit percentage.

Operating income percentage has been relatively consistent, with slight changes resulting primarily from changes in gross profit.

Our average billing rate was approximately $64, $62 and $61 per hour in 2002, 2003 and 2004, respectively, while our consultant utilization for the same periods was 92%, 93% and 94%. Commercial Solutions’ average consultant headcount was approximately 2,800, 3,000 and 3,000 in 2002, 2003 and 2004, respectively.

Federal Government Solutions

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Consulting services	$61,943	$73,769	$147,657
Other revenue	135	—	28
Total revenue	62,078	73,769	147,685
Gross profit-consulting services	15,990	19,861	35,269
Gross profit-other revenue	2	—	2
Gross profit-total	15,992	19,861	35,271
Operating income	7,306	10,975	19,633

Gross profit percentage-consulting services	25.8%	26.9%	23.9%
Gross profit percentage-other revenue	1.5%	—	7.1%
Gross profit percentage-total	25.8%	26.9%	23.9%
Operating income percentage	11.8%	14.9%	13.3%

Federal Government Solutions revenue increased significantly in both 2003 and 2004.  Our acquisition of SCB in March of 2004 contributed to the 2004 revenue increase, adding incremental revenue of approximately $53 million.  Excluding the impact of the SCB acquisition, Federal revenue increased by approximately 19% in 2003 and 28% in 2004 as compared to the prior year.  The revenue increase is primarily due to increased spending, particularly in the areas of defense and homeland security within existing government agency clients, as well as the successful penetration of new agency accounts resulting in new contract wins.  While we do expect organic growth to continue in the Federal Government Solutions segment in 2005, we believe it is unlikely that this segment will grow at the same high rate as in 2003 and 2004.

Gross profit percentage in the Federal Government Solutions segment decreased in 2004 by 300 basis points to 23.9% compared to 26.9% in 2003.  Our March 2004 acquisition of SCB accounted for all of that decline.  The majority of the Federal revenue contributed by SCB consists of long-term contracts with low bill rates and low gross margins.  Though gross margins are low on these contracts, the SG&A overhead structure is also low.  As a result, operating income as a percentage of revenue declined by only 160 basis points in 2004 compared to the 300 basis point year over year decline in the gross profit percentage.

Our average billing rate was approximately $64, $66 and $50 per hour in 2002, 2003 and 2004, respectively, while our consultant utilization rate for the same periods was 93%, 93% and 94%. Federal Government Solutions’ average consultant headcount was approximately 500, 600 and 1,550 in 2002, 2003 and 2004, respectively.

State & Local Government Solutions

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Consulting services	$81,231	$78,490	$108,254
Other revenue	6,314	8,204	7,239
Total revenue	87,545	86,694	115,493
Gross profit-consulting services	24,083	22,166	30,617
Gross profit-other revenue	715	852	1,043
Gross profit-total	24,798	23,018	31,660
Operating income	6,600	5,915	8,788

Gross profit percentage-consulting services	29.6%	28.2%	28.3%
Gross profit percentage-other revenue	11.3%	10.4%	14.4%
Gross profit percentage-total	28.3%	26.6%	27.4%
Operating income percentage	7.5%	6.8%	7.6%

State & Local Government Solutions revenue significantly benefited from our acquisition of SCB in 2004.  Excluding the impact of that acquisition, State & Local Government operations 2004 revenue decreased by approximately 8% compared to 2003 and 2003 revenue decreased 1% compared to 2002.  The decrease in revenue is due primarily to IT budget constraints in the state and local government marketplace resulting from overall state and local budget deficits.  Other revenue represents resale of third-party hardware and software products.  If state budgets improve in 2005, we anticipate that organic growth in the State & Local Government Solutions segment will improve, evidenced by a strong pipeline of business opportunities in this segment.

The consulting services gross profit percentage in our State & Local segment decreased in 2003 by 140 basis points from 29.6% in 2002 to 28.2% in 2003.  Increased use of higher-cost subcontractor labor in 2003 was the main cause of the gross profit percentage decline.  In 2004, consulting services gross profit percentage remained relatively consistent with 2003 as consultant utilization improved slightly but was offset by a decrease in the average billing rate.

Our average billing rate was approximately $76, $77 and $73 per hour in 2002, 2003 and 2004, respectively, while our consultant utilization for the same periods was 88%, 90% and 91%.  State & Local Government Solutions’ average consultant headcount was approximately 575, 560 and 810 in 2002, 2003 and 2004, respectively.  SG&A as a percentage of revenue was relatively flat in 2004 and thus the improvement in 2004 operating income percentage was due entirely to improvement in the overall gross profit percentage.

Package Solutions

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Consulting services	$79,929	$84,380	$77,942
Other revenue	10,459	9,421	10,060
Total revenue	90,388	93,801	88,002
Gross profit-consulting services	25,516	28,637	23,322
Gross profit-other revenue	6,490	5,230	5,385
Gross profit-total	32,006	33,867	28,707
Operating income	4,648	8,797	7,974

Gross profit percentage-consulting services	31.9%	33.9%	29.9%
Gross profit percentage-other revenue	62.1%	55.5%	53.5%
Gross profit percentage-total	35.4%	36.1%	32.6%
Operating income percentage	5.1%	9.4%	9.1%

Package Solutions 2004 revenue decreased by approximately 6% compared to 2003 and 2003 revenue increased approximately 4% compared to 2002.  The decrease in 2004 revenues was primarily due to a decrease in PeopleSoft-related services offset in part by an increase in Oracle-related services.  The market for PeopleSoft implementation services was hindered in 2004 due to the uncertainty around Oracle Corporation’s bid to acquire PeopleSoft.  Firms that had purchased PeopleSoft software licenses were reluctant to engage firms like CIBER to implement that software until there was clarity around the outcome of Oracle’s takeover attempt.  In January of 2005, Oracle successfully completed the takeover of PeopleSoft.  We are hopeful that completion of the takeover of PeopleSoft by Oracle will lead to organic growth in 2005 resulting from implementation service revenue associated with PeopleSoft software.  The 2003 increase in sales was primarily due to an increase in PeopleSoft-related services focused in the Higher Education market.  Other revenue is from commissions on the resale of third-party IT hardware products.

Gross profit as a percentage of service revenue in the Package Solutions segment declined by 400 basis points in 2004 to 29.9% compared to 33.9% in 2003.  The decline was due to constrained demand because of the Oracle takeover attempt of PeopleSoft previously mentioned, which caused consultant utilization to decline.  In addition, cost overruns on a PeopleSoft project in the first half of 2004 also negatively impacted gross profit margins on service revenue.  Gross profit on other revenue, which consists of commission dollars earned on the resale of certain hardware products, declined in both 2003 and 2004 compared to margins earned in each of the previous years.  The decline in 2003 of 660 basis points from 62.1% of revenue to 55.5% was due to the completion of a highly profitable royalty arrangement that concluded in the first quarter of 2002.

Package Solutions’ operating income in 2004 was positively affected by a decrease in SG&A costs of approximately $2.2 million (10%) primarily due to decreased rent/occupancy costs, as well as less depreciation expense.  SG&A as a percentage of revenue decreased by 310 basis points in 2004 compared to the prior year.

Our average billing rate was approximately $146, $147 and $145 per hour in 2002, 2003 and 2004, respectively, while our consultant utilization for the same periods was 65%, 75% and 76%.  Package Solutions’ average consultant headcount was approximately 400, 350 and 325 in 2002, 2003 and 2004, respectively.

European Operations

	Year Ended December 31,
	2002	2003	2004
	(Dollars in thousands)
Consulting services	$19,715	$75,778	$131,471
Other revenue	1,201	731	9,319
Total revenue	20,916	76,509	140,790
Gross profit-consulting services	8,310	23,927	39,452
Gross profit-other revenue	27	411	5,240
Gross profit-total	8,337	24,338	44,692
Operating income	2,644	2,373	9,067

Gross profit percentage-consulting services	42.2%	31.6%	30.0%
Gross profit percentage-other revenue	2.2%	56.2%	56.2%
Gross profit percentage-total	39.9%	31.8%	31.7%
Operating income percentage	12.6%	3.1%	6.4%

Our European Operations segment revenue increased significantly in both 2003 and 2004.  Our acquisition of ECsoft in January 2003 and our acquisitions of Ascent in May 2004 and Novasoft in September 2004 contributed significantly to the increase.  ECsoft contributed revenue of approximately $55 million in 2003 and $60 million in 2004.  Ascent and Novasoft contributed approximately $25 million and $27 million in 2004, respectively.  Excluding the impact of acquisitions, European operations revenue increased by approximately 33% in 2004 compared to 2003.  This includes the impact of favorable changes in foreign currency rates vs. the U.S. Dollar, which we estimate contributed approximately $3 million to the 2004 revenue increase.  Excluding the impact of foreign exchange rate changes, our European Operations had organic revenue growth of approximately 17% in 2004.  The 2004 organic growth rate is somewhat distorted by the large percentage of overall revenue contributed by acquisitions in 2003 and 2004.  While we do expect organic growth to continue in 2005, we believe it is unrealistic to expect an organic growth rate similar to that of 2004.  Other revenue in 2004 represents Ascent’s sales of proprietary and third-party software products.

Gross profit percentage on services decreased 160 basis points in 2004 to 30.0% compared to 31.6% in 2003.  Approximately 70 basis points of the 2004 decrease was due to a project overrun in our Denmark operation.  The remainder of the fluctuation in gross profit percentage for both 2003 and 2004 was due to a change in the mix of our business resulting from our various acquisitions during those years of companies that operated at more traditional industry levels.  Overall gross profit percentage was relatively unchanged in 2004 compared to 2003 due to high margin Ascent software sales.  The acquisition of ECsoft in January 2003 caused significant changes in the gross profit and operating income percentages in 2003 compared to 2002.

Operating income as a percentage of revenue improved in 2004 due to the acquisitions of Ascent and Novasoft, both higher operating margin businesses, and also reductions in SG&A payroll costs and office rent.  In addition, 2003 operating income was negatively impacted by a $1.6 million operating loss within a U.K. subsidiary closed in the middle of that year.

Our average billing rate was approximately $106, $103 and $121 per hour in 2002, 2003 and 2004, respectively, while our consultant utilization for the same periods was 74%, 69% and 69%.  European Operations’ average consultant headcount was approximately 100, 500 and 750 in 2002, 2003 and 2004, respectively, but had grown to approximately 1,100 by December 31, 2004.

Liquidity and Capital Resources

At December 31, 2004, we had $138.9 million of working capital and a current ratio of 2.0: 1.  Historically, we have used our operating cash flow, periodic borrowings under our line of credit, periodic sales of our common stock as well as the sale of Debentures to finance our operations and business combinations.  We believe that our cash and cash equivalents and our operating cash flow will be sufficient to finance our working capital needs through at least the next year.

	Year Ended December 31,
	2003	2004
	(In thousands)
Net cash provided by (used in):
Operating activities	$42,368	$36,925
Investing activities	(19,541)	(127,385)
Financing activities	93,819	(2,070)
Effect of foreign exchange rates on cash	992	4,439
Net increase (decrease) in cash and equivalents	$117,638	$(88,091)

Our balance of cash and cash equivalents was $44.4 million at December 31, 2004 as compared to a balance of $132.5 million at December 31, 2003.  At December 31, 2004, substantially all of our cash balance was maintained by our European subsidiaries; of which, approximately $28 million was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of their cash, outside of their business opportunities or needs, is limited.

Although 2004 operating results improved over 2003, cash provided by operating activities decreased as a result of working capital changes, primarily within accounts receivable and accrued compensation.

Total accounts receivable increased to $206.1 million at December 31, 2004 from $140.0 million at December 31, 2003 primarily due to our 2004 acquisitions, which added $44.6 million of accounts receivable in the aggregate on the closing dates of the acquisitions.  Total accounts receivable days sales outstanding (“DSO”) was 80 days at December 31, 2004 as compared to 76 days at December 31, 2003.  Changes in accounts receivable have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period affecting our liquidity.

Accrued compensation and related liabilities increased to $46.5 million at December 31, 2004 from $38.0 million at December 31, 2003.  This increase is primarily due to $17.1 million of compensation-related liabilities acquired with SCB, Ascent and Novasoft acquisitions, being offset partially by the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At December 31, 2004, there were only 5 days of unpaid wages as compared to 13 days at December 31, 2003.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used cash of $120.3 million for acquisitions in 2004 as compared to only $17.6 million used for acquisitions in 2003.  Spending on property and equipment increased to $7.4 million in 2004 from $4.4 million in 2003 as we made certain investments in corporate back-office systems, as well as equipment used for certain client engagements.

Financing activities used cash in 2004, primarily because our net borrowings under our line of credit were $48.7 million, which was offset by our repayment of $52.6 million of debt assumed with our acquisitions.  In 2003, we received net cash proceeds of $169.3 million from the sale of the Debentures.  We used $48.1 million of the Debenture proceeds for the purchase of treasury stock and we paid off the balance under our line of credit.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  The increase in accounts payable in 2004 is partially due to both acquisitions and additional hardware-related payables, while the increase in other accrued expenses and liabilities is primarily due to acquisitions.

Deferred Revenue increased to $12.4 million at December 31, 2004 from $747,000 as of December 31, 2003 primarily due to our acquisition of Ascent.  Ascent receives payments from clients up front for annual software maintenance agreements.

In 2004, we continued the repurchase of our common stock under our share repurchase program.  At December 31, 2004, we had authorization for the repurchase of approximately 1,400,000 shares remaining.  We may continue to use cash to repurchase our common stock.

In early 2005, we increased our ownership in Novasoft to 95% and we announced our intentions to attempt to acquire all of the remaining Novasoft minority interest shares.  We expect the cost to acquire all of the minority interest shares would be approximately $6-$7 million.

Convertible Senior Subordinated Debentures - In a private placement on December 2, 2003, we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15th and December 15th of each year.  We made our first required payment on June 15, 2004.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, CIBER made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares.

From December 20, 2008 to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-day notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018 or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.

Bank Line of Credit – We have a $75 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  As of December 31, 2004, we had $48.7 million of outstanding borrowings under this line of credit.  The line of credit automatically reduces to $60 million on March 31, 2005 and then again to $50 million on September 30, 2005.  The line of credit is unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On January 1, 2005, the bank’s prime rate was 5.25% and our rate for borrowing was 4.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of December 31, 2004.  Certain elements of these ratios are defined below.

•      Senior Funded Indebtedness includes borrowings under our line of credit and our term loans with Wells Fargo plus the face amount of any outstanding Letter of Credit and any liabilities under our Wholesale Financing Agreement with IBM Credit.  It does not include our Debentures.

•      Total Funded Indebtedness includes all Senior Funded Indebtedness plus all subordinated indebtedness.  This includes our Debentures.

•      EBITDA represents net income from continuing operations plus:  interest expense, income tax expense, depreciation expense and amortization expense, measured over the prior four quarters.

•      EBITDAR represents net income plus:  interest expense, income tax expense, depreciation expense, amortization expense and rent payments, measured over the prior four quarters.

•      Total Fixed Charges represents the sum of capital expenditures, plus interest expense and rent payments, measured over the prior four quarters.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2004:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Long-term debt(1)(2)	$225,504	$—	$50,504	$—	$175,000
Operating leases(3)	61,740	22,462	26,548	9,714	3,016
Purchase obligations	1,603	1,060	543	—	—
Total	$288,847	$23,522	$77,595	$9,714	$178,016

(1)   Our Debentures of $175 million are due 2023 and we presently pay approximately $5 million annually in interest related to the Debentures.  However, pursuant to their terms, they may be redeemed or converted to CIBER common shares at various times prior to maturity.  See Note 10 to the Consolidated Financial Statements included herein for additional information.

(2)   We believe the future interest obligation on our line of credit is not estimable, primarily because the balance is not predictable and because the interest rate is a variable rate determined quarterly.  Assuming neither the balance nor the rate changes in 2005, we would pay less than $2.2 million for interest expense in 2005 related to the line of credit.

(3)   Includes operating leases for all office locations and office equipment.

Seasonality

We experience a moderate amount of seasonality.  Our consulting revenue and profitability are affected by the number of workdays in a quarter.  Typically, our billable hours are reduced in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time taken by our billable consultants.  As a result, our operating income as a percentage of revenue is generally the lowest in the fourth quarter of each calendar year.

Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and amends SFAS No. 95, “Statement of Cash Flows.”  The Company must adopt SFAS No. 123R effective July 1, 2005, at which time the Company must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received.  The cost of the equity instruments is to be measured based on the grant-date fair value of the instruments and is required to be recognized over the period during which employees are required to provide services.  Under the “modified prospective” transition method that we expect to apply upon adoption, compensation cost will be recognized for all awards granted subsequent to the effective date of SFAS No. 123R, as well as for the unvested portion of the awards outstanding as of the effective date.  The implementation of the provisions of SFAS No. 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS No. 123R will reduce our 2005 net income by approximately $1.5 million to $2.5 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses.  On an on-going basis we evaluate our estimates, including those related to revenue earned but not yet billed, costs to complete fixed-price projects, collectibility of accounts receivable, valuation of goodwill, valuation of other intangible assets, certain accrued liabilities and other reserves, amounts related to income taxes and others.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ materially from those estimates.  We believe the following accounting policies and estimates are most critical to our consolidated financial statements.

Revenue recognition - We recognize revenue as services are performed or products are delivered in accordance with contractual agreements and U.S. generally accepted accounting principles.  We primarily provide consulting services under time-and-materials or fixed-price contracts.  We estimate that approximately 85%-90% of our service revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we estimate and accrue revenue for services performed since the last billing cycle.  When billed in the following month, we compare the actual bills to our accruals and any differences are adjusted to revenue at this time.  Differences are commonly the result of adjustments made as time sheets are approved, late time sheets are received and rates are changed.  For fixed-price contracts for system design, development and implementation, which we estimate represents approximately 10%-15% of our total revenue, we recognize revenue based on the estimated percentage of completion based on costs incurred relative to total estimated costs.  Each contract has different terms, scope, deliverables and engagement complexities that require significant judgment.  The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known.  Our ability to accurately predict personnel requirements and other costs, as well as to effectively manage a project or achieve a certain level of performance can have a significant impact on the gross margins related to our engagements.  Also, with fixed-price contracts, we are subject to the risk of cost overruns.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.

Collectibility of accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2004, we had gross accounts receivable of $208.2 million and our allowance for doubtful accounts was $2.1 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  Historically, our bad debt expense has been a very small percentage of our total revenue as most of our revenues are from large credit-worthy Fortune 500 companies and governments.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

Valuation of goodwill – At December 31, 2004, we had $417.7 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but is subject to annual impairment testing.  The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated.  The estimation of fair value requires significant judgment.  Any loss resulting from an impairment test would be reflected in operating income in our statement of operations.

Valuation of other intangible assets - In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  We often use third parties to assist us with such valuations.  At December 31, 2004, we had $32.0 million of other intangible assets.  In addition, these intangible assets are amortized over our best estimate of their useful life.

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

Income taxes - To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  In addition, income tax expense at interim reporting dates requires us to estimate our expected effective tax rate for the entire year.  This involves estimating our actual current tax liability together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates.  We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized.  We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  If we subsequently determine that we will realize more or less of our net deferred tax assets in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made.  Circumstances that could cause our estimates of income tax expense to change include: the impact of information that subsequently becomes available as we prepare our tax returns; revision to tax positions taken as a result of further analysis and consultation; changes in the geographic mix of our business; the actual level of pre-tax income; changes in tax rules, regulations and rates; and changes mandated as a result of audits by taxing authorities.

We also establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not fully succeed.  We adjust these reserves in light of changing facts, such as the progress of a tax audit, new case law, or expiration of a statute of limitations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties.  The following section describes some, but not all, of the risks and uncertainties that may have a material adverse affect on our business, financial condition, results of operations and the market price of our common stock and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict.  This may lead to volatility in our share price.  Some of the factors that are likely to cause these variations are:

•      the business decisions of our clients regarding the use of our services;

•      the stage of completion of existing projects and/or their termination;

•      our ability to maintain our profit margins and manage costs, including those for personnel, support services and severance;

•      acquisition and integration costs related to possible acquisitions of other businesses;

•      changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles;

•      currency exchange rate fluctuations;

•      changes in estimates, accruals or payments of variable compensation to our employees; and

•      global, regional and local economic and political conditions and related risks.

Our profit margin, and therefore our profitability, is largely a function of the rates we charge for our services and the utilization rate, or chargeability, of our consultants.  Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our consultants, we will not be able to sustain our profit margin and our profitability will suffer.  A number of factors affect the rates we charge for our services, including:

•      our clients’ perception of our ability to add value through our services;

•      changes in our pricing policies or those of our competitors;

•      the introduction of new products or services by us or our competitors;

•      the use of globally-sourced, lower-cost service delivery capabilities by our competitors and our clients; and

•      general economic conditions.

Additionally, a number of factors affect our utilization rates, such as:

•      seasonality, including number of workdays and holiday and summer vacations;

•      our ability to transition consultants quickly from completed projects to new engagements;

•      our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•      our ability to manage employee turnover.

Our results of operations are materially affected by economic conditions and levels of client spending.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by regional and global economic conditions.  We continue to operate in a challenging economic environment in the United States and abroad, particularly in Europe.  Due to the current economic environment, some clients have cancelled, reduced or deferred expenditures for IT products and services.  We have implemented cost management programs to manage our expenses as a percentage of revenue.  Current and future cost management efforts may not be sufficient, however, to maintain our margins if the current economic environment continues.  In addition, our business tends to lag behind economic cycles and, consequently, the benefits of any economic recovery to our business may take longer to realize.

If we are not able to anticipate and keep pace with rapid changes in technology, our business will be negatively affected.

Our market is characterized by rapidly changing technologies, such as the evolution of the Internet, frequent new product and service introductions and evolving industry standards.  Our success depends, in part, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences.  We may not be successful in anticipating or responding to these developments on a timely basis and our offerings may not be successful in the marketplace.  In addition, services, solutions and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete.  Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

We may face damage to our professional reputation and/or legal liability if our clients are not satisfied with our services.

As a professional services firm, we depend largely on our relationships with our clients and our reputation for high-quality professional services and integrity to attract and retain clients and employees.  Additionally, many of our engagements involve projects that are critical to the operations of our clients’ businesses.  If a client is not satisfied with our services and/or we do not meet our contractual obligations to a client, it could subject us to legal liability and may be very damaging to our reputation, business, operating results and financial condition.  Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions.  It is possible, due to the nature of our business, that we will be sued in the future.  Although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.

Termination of a contract by a significant client and/or cancellation with short notice could reduce our revenue and profitability and adversely affect our financial condition.

Our five largest clients accounted for 30% of our revenue in 2004.  The various agencies of the U.S. Federal Government represent our largest client, accounting for 16% of total revenue in 2004, while no other customer accounted for more than 6% of our total revenue.  In 2005, we expect that the U.S. Federal Government will represent approximately 15-20% of our total revenues.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract at any time with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy generally.  When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.  Consequently our profit margins may be adversely affected.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of a large engagement conducted on a fixed-price basis.

We estimate that approximately 10-15% of our total revenue in 2004 is from engagements performed in accordance with fixed-price contracts.  Revenue for these types of engagements is recognized based on the estimated percentage of completion determined generally by costs incurred relative to total estimated costs.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for completing the project.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the project.  The cumulative impact of any adjustments in estimated revenue and cost are recognized as necessary in the period during which the facts causing the adjustment become known.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.  Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

Financial and operational risks of our international operations could result in a decline in revenue and profitability.

We have continued to expand our international operations in 2004 and estimate that our foreign operations currently represent approximately 17% of our total revenue.  We presently have offices in 17 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

•      the costs and difficulties relating to managing geographically diverse operations;

•      foreign currency exchange rate fluctuations (discussed in more detail below);

•      differences in, and uncertainties arising from changes in, foreign business culture and practices;

•      restrictions on the movement of cash and the repatriation of earnings;

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

The revenues and expenses of our international operations generally are denominated in local currencies.  Accordingly, we are subject to exchange rate fluctuations between such local currencies and the U.S. dollar.  These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations and the cost of potential acquisitions.  There can be no assurance that we will not experience fluctuations in financial results from our operations outside of the U.S., and there can be no assurance that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.  We manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  There is no assurance that we will continue to use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risks.

We depend on contracts with various federal, state and local government agencies for a significant portion of our revenue, and if the spending policies or budget priorities of these agencies change, we could lose revenue.

In 2004, approximately 32% of our revenue was from public sector clients, including federal, state, local and foreign governments and agencies.  In 2005, we expect our public sector clients to comprise 35-40% of our total revenues.  The market for our services depends largely on federal and state legislative programs and the budgetary capability to support programs, including the continuance of existing programs.  These programs can be modified or amended at any time by acts of federal and state governments.  Many government budgets have been adversely impacted by the economic slowdown.  All but one state must operate under a balanced budget.  In addition, changes in federal initiatives or in the level of federal spending due to budgetary or deficit considerations may have a significant impact on our future financial performance, as may curtailment of the federal government’s use of consulting and technology services firms, the adoption of new laws or regulations that affect companies providing services to the federal government and potential delays in the government appropriation process.

Additionally, federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts.  Among other things, governments may terminate contracts, with short notice, for convenience, as well as for default and cancel multi-year contracts if funds become unavailable.

Unfavorable government audits could require us to adjust previously reported operating results, to forego anticipated revenue and could subject us to penalties and sanctions.

The government agencies we contract with generally have the authority to audit and review our contracts with them.  As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards.  An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our previously reported operating results.  For example, any costs that were originally reimbursed could be subsequently disallowed.  In this case, cash we have already collected may have to be refunded and operating margins may be reduced.

If a government audit uncovers improper or illegal activities by us, or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.  Any unfavorable determination could adversely affect our ability to bid for new work with one or more jurisdictions.

We may have difficulty integrating or managing those businesses we have acquired or may acquire in the future, which may have a material adverse impact on our financial results.

Since January 1, 2002, we have acquired five different organizations, three of which are European companies.  These acquisitions included Decision Consultants, Inc., ECsoft Group, plc, SCB Computer Technology, Ascent Technology Group Limited and Novasoft AG.  Each of these acquisitions involves the integration of separate companies that have previously operated independently and have different corporate cultures.  As a result, we may not succeed at integrating or managing acquired businesses or in managing the larger company that results from these acquisitions.  The process of combining these companies may be disruptive to their business and our business and could have an adverse impact on the reputation and/or financial results of our Company as a result of the following difficulties, among others:

•      loss of key clients or management and technical personnel;

•      additional costs and delays from difficulties in the integration of the acquired business with our existing business activities;

•      assumption of unanticipated legal or other financial liabilities;

•      impairment charges for acquired intangible assets, including goodwill, that decline in value;

•      inconsistencies in standards, controls, procedures and policies among the companies being combined, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems;

•      coordination of geographically diverse organizations;

•      diversion of management’s attention from the day-to-day business of our Company;

•      becoming significantly leveraged as a result of debt incurred to finance acquisitions; and

•      dilution to our earnings per share as a result of issuing shares of our stock to finance acquisitions.

Difficulties with integration or management may also affect client satisfaction or create problems with the quality of client service, which could have an adverse impact on the reputation of our Company.

If we are unable to integrate our acquisitions in a timely manner, or at all, or if we experience difficulty integrating or managing the acquired businesses, we may not achieve the desired level of benefits in connection with the transactions.  Also, the costs of achieving those benefits may be greater than we anticipate.  In the course of acquiring companies, we have recorded a significant amount of goodwill.  Historically, we have not always achieved the level of benefits that we expected from our acquisitions, nor have the acquired businesses always achieved the revenue and profitability we anticipated.  Such experiences could lead to a subsequent goodwill impairment charge.

We will continue to evaluate from time to time, on a selective basis, other strategic acquisitions if we believe they will help us obtain well-trained, high-quality consultants, new service offerings, additional industry expertise, a broader client base or an expanded geographic presence.  There can be no assurance that we will be successful in identifying candidates or consummating acquisitions on terms that are acceptable or favorable to us.  In addition, there can be no assurance that financing for acquisitions will be available on terms that are acceptable or favorable to us, if at all.  We may issue shares of our common stock as part of the purchase price for some or all of these acquisitions.  Future issuances of our common stock in connection with acquisitions also may dilute our earnings per share.

Our future success depends on our ability to continue to retain and attract qualified employees.

Our business involves the delivery of professional services and is highly labor intensive.  Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly skilled technical, managerial, sales and marketing personnel.  Although we invest significant resources in recruiting and retaining employees, there is often considerable competition for certain personnel in the IT services industry, as a result, employee turnover is generally high.  From time to time, we have trouble locating enough highly qualified candidates in desired geographic locations or with required specific expertise.  The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues.

In addition, we believe that there are certain key employees within the organization, primarily in the senior management team, who are important for us to meet our objectives.  Due to the competitive employment nature of our industry, there is a risk that we will not be able to retain these key employees.  The loss of one or more key employees could adversely affect our continued growth.  In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in our stock price and result in further turnover of our employees.

Our current indebtedness, and any future indebtedness, could adversely affect our business, our operating flexibility and our ability to make full payment on the Debentures.

Our aggregate level of indebtedness increased in December 2003 in connection with our issuance of $175 million of Convertible Senior Subordinated Debentures (“Debentures”) due 2023.  The terms of the Debentures permit us to incur additional debt, including secured debt, and to repurchase our common stock.  Additionally, the limited covenants applicable to the Debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations.  We also have a $75 million bank revolving line of credit that expires on September 30, 2007.  We have used borrowings under our line of credit to finance some of our acquisitions.  This credit facility contains specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of dividends.  Additionally, it requires CIBER to maintain specified financial covenants, including an asset coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charges coverage ratio.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit that have been waived by our lender.  If we fail to comply with any covenants in the future, however, we may not be able to obtain a waiver and could be in default under a credit agreement.

In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  As of December 31, 2004, we had approximately $227.9 million of outstanding indebtedness and had the ability to incur approximately $20 million of additional debt under our revolving credit facility.  We may obtain additional long-term debt and working capital lines of credit to meet our future financing needs, which would have the effect of increasing our total leverage.

An increase in our leverage could have significant negative consequences, including:

•      limiting our cash flow available for general corporate purposes, such as acquisitions, due to the ongoing cash flow requirements for debt service;

•      limiting our ability to obtain, or obtain on favorable terms, future additional debt financing for working capital or acquisitions;

•      limiting our flexibility to react to competitive and other changes in our industry and economic conditions generally;

•      exposing us to a risk that a substantial decrease in net operating cash flows due to economic or adverse developments in our business could make it difficult to meet debt service requirements;

•      increasing our vulnerability to adverse economic and industry conditions; and

•      exposing us to risks inherent in interest rate fluctuations due to variable interest rates, which could result in higher interest expense.

Our ability to repay or to refinance our indebtedness will depend upon our future operating performance and on economic, financial, competitive, regulatory, business and other factors beyond our control.  If we are unable to service our indebtedness or maintain covenant compliance, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital.  Any additional capital raised through the sale of equity may dilute shareholders’ ownership interest.  There can be no assurances that any of these strategies could be undertaken on satisfactory terms, if at all.

We may be unable to repurchase our outstanding Debentures for cash or shares on specific dates or following a designated event.

Debenture holders have a right to require us to repurchase the Debentures on specified dates or upon the occurrence of a designated event prior to maturity as described in the indenture.  Additionally, the Debentures are convertible at the option of the holder into shares of our common stock under certain circumstances.  CIBER has made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares, under these circumstances.  We may not have sufficient funds to pay the repurchase or conversion price for all tendered Debentures in cash at such time or the ability to arrange necessary financing on acceptable terms.  We may be subject to limitations under our bank line of credit related to the repurchase or conversion of our indebtedness.  We may be prohibited under future indebtedness from repurchasing any Debentures prior to their stated maturity.  In addition, if we fail to repurchase the Debentures as required by the indenture, it would constitute an event of default under the indenture, which, in turn, would be expected to constitute an event of default under any agreement relating to indebtedness, including our bank line of credit.  Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a designated event under the indenture governing the Debentures and thus not permit the Debenture holders to require us to repurchase or redeem the Debentures.

Conversion of the Debentures into shares would dilute the ownership interest of existing shareholders and may adversely affect the price of our common stock.

Should it occur, the conversion of some or all of the Debentures into CIBER common shares will dilute the ownership interest of existing shareholders.  Any significant sales in the public market of the common stock issuable upon conversion of the Debentures could also adversely affect prevailing market prices of our common stock.

We may be unable to obtain surety bonds or letters of credit in support of client engagements on acceptable terms, if available, which could affect our ability to obtain additional client engagements that require them.

Some of our government clients, largely in the state and local market, may require us to provide surety bonds or letters of credit as a condition of being awarded a new engagement.  We cannot be certain that surety bonds or letters of credit will be available to us on acceptable terms, if at all.  If we cannot obtain surety bonds or letters of credit on acceptable terms, we may be unable to obtain additional client engagements that require them, which could negatively impact our ability to grow our business and adversely affect our business, financial condition and results of operations.  As of December 31, 2004, we had approximately $18 million of outstanding surety bonds and approximately $800,000 of outstanding letters of credit supporting client engagements for which we may be required to make future payment.  The issuer of our outstanding surety bonds requires that we post a letter of credit as collateral to support these possible obligations.  We have a $6.0 million letter of credit outstanding to support our current surety program.  The surety company may, at its discretion, require us to provide additional collateral as a condition for future surety bond issuances.  We cannot be certain that such collateral will be available if needed.

The IT services industry is highly competitive, and we may not be able to compete effectively.

We operate in a highly competitive industry that includes a large number of participants.  We believe that we currently compete principally with other IT professional services firms, technology vendors and the internal information systems groups of our clients.  Many of the companies that provide services in our industry have significantly greater financial, technical and marketing resources than we do.  Our marketplace is experiencing rapid changes in its competitive landscape.  Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners.  Larger and better-capitalized competitors have enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts.  These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives.

One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins.  In addition, there are relatively few barriers to entry into our industry.  As a result, we have faced and expect to continue to face, competition from new entrants into our market.  We may be unable to compete successfully with current or future competitors and our revenue and profitability may be adversely affected.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of CIBER or limit the price investors might be willing to pay for our stock, thus affecting the market price of our stock.

Our certificate of incorporation and bylaws each contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors.  These provisions include adoption of a Preferred Stock Purchase Rights Agreement, commonly known as a “poison pill” that gives our board of directors the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER.  In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control.  These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and as a result, the price of our common stock could decline.

The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of CIBER; this could adversely affect transactions in which our shareholders might otherwise receive a premium over the then-current market price for their shares of CIBER common stock.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

During 2004, approximately 17% of our total revenue was attributable to our foreign operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our foreign subsidiaries and from client receivables in different currencies.  Foreign sales are mostly made from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rates.

Our exposure to changes in interest rates arises primarily because our indebtedness under our bank line of credit has a variable interest rate.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIBER, Inc.:

We have audited the accompanying consolidated balance sheet of CIBER, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIBER, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002.

KPMG LLP

Denver, Colorado

February 6, 2004, except as to Note 18, which is as of March 10, 2005

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004

Consulting services	$582,864	$663,973	$809,162
Other revenue	25,454	28,014	33,859
Total revenue	608,318	691,987	843,021

Cost of consulting services	416,658	478,328	589,397
Cost of other revenue	17,326	20,369	21,450
Selling, general and administrative expenses	148,902	158,163	176,692
Amortization of intangible assets	910	2,664	4,214
Operating income	24,522	32,463	51,268
Interest income	160	887	923
Interest expense	(1,357)	(2,077)	(7,028)
Other income, net	460	162	2,232
Income before income taxes	23,785	31,435	47,395
Income tax expense	9,607	11,451	17,694
Net income	$14,178	$19,984	$29,701

Earnings per share – basic	$0.22	$0.31	$0.49

Earnings per share – diluted	$0.22	$0.31	$0.45

Weighted average shares – basic	63,313	63,505	60,701

Weighted average shares – diluted	63,989	65,451	74,642

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$132,537	$44,446
Accounts receivable, net	140,037	206,108
Prepaid expenses and other current assets	10,521	18,163
Income taxes refundable	4,616	743
Deferred income taxes	4,931	5,421
Total current assets	292,642	274,881

Property and equipment, at cost	46,023	61,308
Less accumulated depreciation and amortization	(30,646)	(34,563)
Property and equipment, net	15,377	26,745

Goodwill	249,992	417,663
Other intangible assets, net	8,231	31,982
Deferred income taxes	—	879
Other assets	7,081	6,522
Total assets	$573,323	$758,672

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,236	$28,200
Accrued compensation and related liabilities	37,954	46,491
Other accrued expenses and liabilities	23,652	35,570
Deferred revenue	747	12,435
Bank term loan – current portion	—	2,400
Income taxes payable	501	10,914
Total current liabilities	80,090	136,010

Bank line of credit	—	48,704
Bank term loan – long-term portion	—	1,800
Other long-term liabilities	4,951	2,500
Deferred income taxes	8,650	13,118
Long-term debentures	175,000	175,000
Total liabilities	268,691	377,132

Minority interest	—	3,877
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	266,777	267,549
Retained earnings	85,366	107,808
Accumulated other comprehensive income	6,051	20,647
Treasury stock, 6,106 and 2,163 shares, at cost	(54,209)	(18,988)
Total shareholders’ equity	304,632	377,663
Total liabilities and shareholders’ equity	$573,323	$758,672

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at January 1, 2002	60,967	$610	$241,316	$54,385	$(1,701)	$(3,320)	$291,290
Net income	—	—	—	14,178	—	—	14,178
Unrealized gain on investments, net of $1,050 tax	—	—	—	—	1,511	—	1,511
Foreign currency translation	—	—	—	—	2,581	—	2,581
Comprehensive income							18,270
Acquisition consideration	1,105	11	8,685	—	—	—	8,696
Sale of stock to investors	2,459	25	14,070	—	—	—	14,095
Employee stock purchases and options exercised	172	1	1,267	(734)	—	5,183	5,717
Tax benefit from exercise of stock options	—	—	415	—	—	—	415
Stock compensation expense	2	—	110	2	—	34	146
Contingent liability for DCI put options	—	—	(5,832)	—	—	—	(5,832)
Purchases of treasury stock	—	—	—	—	—	(5,267)	(5,267)
Balances at December 31, 2002	64,705	647	260,031	67,831	2,391	(3,370)	327,530
Net income	—	—	—	19,984	—	—	19,984
Unrealized loss on investments, net of $873 tax	—	—	—	—	(1,310)	—	(1,310)
Foreign currency translation	—	—	—	—	4,970	—	4,970
Comprehensive income							23,644
Employee stock purchases and options exercised	—	—	—	(2,453)	—	10,277	7,824
Tax benefit from exercise of stock options	—	—	908	—	—	—	908
Stock compensation expense	—	—	6	4	—	64	74
Settlement of DCI put options	—	—	5,832	—	—	(5,832)	—
Purchases of treasury stock	—	—	—	—	—	(55,348)	(55,348)
Balances at December 31, 2003	64,705	647	266,777	85,366	6,051	(54,209)	304,632
Net income	—	—	—	29,701	—	—	29,701
Foreign currency translation	—	—	—	—	14,596	—	14,596
Comprehensive income							44,297
Acquisition consideration	—	—	—	(3,797)	—	34,255	30,458
Employee stock purchases and options exercised	—	—	—	(3,458)	—	12,087	8,629
Tax benefit from exercise of stock options	—	—	772	—	—	—	772
Stock compensation expense	—	—	—	(4)	—	60	56
Purchases of treasury stock	—	—	—	—	—	(11,181)	(11,181)
Balances at December 31, 2004	64,705	$647	$267,549	$107,808	$20,647	$(18,988)	$377,663

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities:
Net income	$14,178	$19,984	$29,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,684	8,604	10,006
Amortization of intangible assets	910	2,664	4,214
Deferred income tax expense	7,009	7,653	10,155
Provision for doubtful receivables	3,520	2,025	1,208
Provision for office lease and closure costs	1,306	1,267	—
Other, net	(9)	(253)	(27)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	16,849	6,789	(15,948)
Other current and long-term assets	2,121	1,459	1,347
Accounts payable	(7,400)	1,169	4,685
Accrued compensation and related liabilities	(427)	271	(12,145)
Other accrued expenses and liabilities	(4,801)	(15,592)	(6,185)
Income taxes payable/refundable	3,680	6,328	9,914
Net cash provided by operating activities	47,620	42,368	36,925

Investing activities:
Acquisitions, net of cash acquired	(41,552)	(17,648)	(120,328)
Proceeds from the sale of DigiTerra Broadband, net of expenses	—	1,986	300
Purchases of property and equipment, net	(2,879)	(4,410)	(7,357)
Purchases of investments	(4,393)	(62)	—
Sales of investments	1,652	593	—
Loans to officers	(1,493)	—	—
Repayment of loans to officers	243	—	—
Net cash used in investing activities	(48,422)	(19,541)	(127,385)

Financing activities:
Employee stock purchases and options exercised	5,717	7,824	8,629
Sale of stock to investors	14,095	—	—
Borrowings on long-term bank line of credit	337,044	367,965	246,448
Payments on long-term bank line of credit	(333,814)	(389,829)	(197,744)
Purchases of treasury stock	(4,017)	(55,348)	(11,181)
Borrowings on term note	—	—	6,000
Payments on term note	—	—	(1,800)
Minority shareholder capital contribution	—	—	294
Repayment of debt of acquired companies	(11,739)	—	(52,628)
Repayment of acquisition note payable	(1,500)	—	—
Line of credit origination/amendment fees paid	(100)	(250)	(88)
Proceeds from debenture offering, net of financing costs	—	169,289	—
Cash settlement of put options	—	(5,832)	—
Net cash provided by (used in) financing activities	5,686	93,819	(2,070)
Effect of foreign exchange rate changes on cash	646	992	4,439
Net increase (decrease) in cash and cash equivalents	5,530	117,638	(88,091)
Cash and cash equivalents, beginning of year	9,369	14,899	132,537
Cash and cash equivalents, end of year	$14,899	$132,537	$44,446

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1) Description of Operations

CIBER, Inc. and its subsidiaries provide information technology (“IT”) system integration consulting and other IT services on an international basis.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  We also resell certain third-party IT hardware and software products.  Our clients consist primarily of governmental agencies, Fortune 500 and middle market companies, across most major industries.  Founded in 1974, our consultants serve clients from over 60 U.S. offices and 22 European offices and three offices in Asia.  Our foreign operations across 17 countries, accounted for 17% of our total revenue in 2004.

(2) Summary of Significant Accounting Policies

The following is a description of our more significant accounting policies.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries (together “CIBER,” “the Company,” “we,” “our,” or “us”).  All material intercompany balances and transactions have been eliminated.

At December 31, 2004, we owned approximately 94% of the net outstanding shares of Novasoft AG.  In addition, we have three other international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.   In 2004, the minority share of the net loss of these subsidiaries resulted in a net gain of $70.

(b) Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expense.  These estimates and assumptions include, but are not limited to, estimates of revenue earned but not yet billed, costs to complete fixed-price projects, the collectibility of accounts receivable, the valuation of goodwill and other intangible assets, certain accrued liabilities and other reserves, income taxes, and others.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds, and all other highly liquid investments with maturities of three months or less when purchased.

(d) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts.  On a regular basis we evaluate our client receivables, especially receivables that are past due, and we establish the allowance for doubtful accounts based on specific client collection issues.

(e) Property and Equipment

Property and equipment, which consists of computer equipment and software, furniture and leasehold improvements, is stated at cost.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging primarily from three to seven years.  Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment.

(f) Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the estimated fair value assigned to the net assets acquired.  Goodwill is reviewed for impairment at the end of the second quarter of each year or more frequently if indicators of possible impairment arise.  Goodwill is not amortized.  The impairment review is performed at the business segment level.   Potential impairment is indicated when the book value of a segment, including goodwill, exceeds its fair value.  If potential impairment exists, the fair value of the segment is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the segment’s goodwill.  Impairment loss is recognized for any excess of the book value of a segment’s goodwill over the implied fair value.

Other intangible assets arise from business combinations and consist of customer relationships and non-compete agreements that are amortized, on a straight-line basis, over periods of up to seven years.

(g) Long-Lived Assets (excluding Goodwill)

We follow the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

(h) Revenue Recognition

Services revenue is generally recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable (which generally occurs when amounts are billable to customers) and collectibility is reasonably assured.   The majority of our service revenue is recognized under time-and-material contracts as hours and costs are incurred.  Revenue includes reimbursable expenses separately billed to clients.  Revenue on cost-plus contracts is recognized based on costs incurred plus the fee earned.  Under certain national IT services contracts we are required by our client to act as a billing agent for other service providers to such client.  We recognize the net fee under these arrangements as revenue.

For fixed-price contracts for system design, development and implementation we recognize revenue based on the estimated percentage of completion based on costs incurred relative to total estimated costs.  The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.  For other fixed-price contracts, revenue is recognized as amounts become billable in accordance with contract terms, or in the case of outsourcing type contracts with advanced or irregular payments, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern.

For contracts for software support, revenue is recognized ratably over the term of the related agreement.  When a contract or sale involves multiple elements, such elements are generally divided into separate units of accounting based on the relative vendor-specific objective evidence of fair value of each element.

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software, as well as commissions on sales of IT products.  Revenue related to the sale of IT products is generally recognized when the products are shipped or, if applicable, when delivered or installed, in accordance with the terms of the sale.  Where we are the re-marketer of certain computer products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we accrue revenue for services performed since the last billing cycle.  These unbilled amounts are actually billed the following month.  Costs and estimated earnings in excess of billings arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.  Billings in excess of revenue recognized are recorded as deferred revenue, and are primarily comprised of deferred software support revenue.

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

The provision for income taxes represents the estimated amounts for federal, state, and foreign taxes. The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.  Interim-period tax expense is recorded based upon our best estimate of the effective tax rate expected to be applicable for the full fiscal year.

(j) Stock-based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).”  We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock.  We recorded compensation expense of $146, $74 and $56 in 2002, 2003 and 2004, respectively, for grants of common stock.  No compensation expense has been recorded for stock options as all options had an exercise price equal to the market value of our common stock on the date of issuance.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value method of SFAS 123.

		Year Ended December 31,
		2002	2003	2004

Net income as reported		$14,178	$19,984	$29,701
Stock-based compensation expense determined under the fair value based method, net of related tax effects		(6,430)	(5,061)	(7,322)
Pro forma net income		$7,748	$14,923	$22,379

Earnings per share – basic:	As reported	$0.22	$0.31	$0.49
	Pro forma	$0.12	$0.23	$0.37

Earnings per share – diluted:	As reported	$0.22	$0.31	$0.45
	Pro forma	$0.12	$0.23	$0.35

In November 2004, we accelerated the vesting on employee stock options for approximately 962,000 common shares, the exercise price for which was greater than the market price of our stock on that day.  The impact of the acceleration is reflected in the 2004 stock-based compensation expense under the fair value method presented above.  Similarly, in early 2005, we accelerated the vesting on approximately 843,000 additional employee options.  We accelerated the vesting on these stock options to avoid future expense related to these options when we are required to adopt FASB Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” in the third quarter of 2005 (see Note 2 (p) below).  We have taken this action because as a result of the issuance of SFAS 123R, we have changed our practices surrounding the issuance of equity-based instruments to employees.  Had the provisions of SFAS 123R been in effect previously, we believe our practices surrounding employee equity instruments would have been different.

The weighted average fair values of CIBER, Inc. options granted in 2002, 2003 and 2004 were $4.20, $3.60 and $3.94, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2003	2004
Expected life	5 years	5 years	5 years
Risk free interest rate	3.75%	3.00%	3.40%
Expected volatility	80%	55%	47%
Dividend yield	0%	0%	0%

(k) Foreign Exchange Instruments

From time to time, we enter into foreign exchange forward contracts for investment purposes.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates as credit risk.  We manage credit risk through careful selection of the financial institution utilized as the counterparty.  We have not entered into any material derivatives designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts are included in “other income, net” in the consolidated statement of operations.  A net gain of $376 was recorded in 2004.  On December 30, 2004, we entered into a foreign exchange forward contract to sell 11 million Euro, which settled in January 2005 at a gain of $624.

(l) Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenue and expense are translated at average exchange rates for the period.  The resulting translation adjustments are included in “accumulated other comprehensive income” on the balance sheet.  Gains and losses arising from inter-company international transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

Foreign currency transaction gains and losses are included in the results of operations as incurred.  Foreign currency gains and losses on short-term inter-company loans and advances are also included in the results of operations as incurred.  We recorded net foreign currency gains of $795, $151 and $1,191 in 2002, 2003 and 2004, respectively, which are included in “other income, net” in the consolidated statement of operations.

(m) Comprehensive Income

Comprehensive income includes changes in the balances of items that are reported directly as separate components of shareholders’ equity.  Comprehensive income includes net income plus changes in cumulative foreign currency translation adjustment and changes in the net unrealized gain or loss on investments, net of taxes, if any.  At December 31, 2002, we owned approximately 10% of ECsoft Group plc that we had acquired in the open market that was accounted for as a marketable security at market value.  In January 2003, as a result of our acquisition of all of the remaining shares of ECsoft, the total ECsoft purchase price, including the shares held at December 31, 2002, have been accounted for based on actual cost.  Accordingly, the unrealized gain on ECsoft shares of $2,192 that was recorded as part of accumulated other comprehensive income at December 31, 2002, was reversed in 2003.

At December 31, 2003 and 2004, the entire balance of “accumulated other comprehensive income” reflected on the consolidated balance sheets relate to cumulative foreign currency translation adjustment.

(n) Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Borrowings under our bank line of credit and bank term loan approximate their fair value due to the variable interest rates on these borrowings.

We estimate the fair value of our $175 million Convertible Senior Subordinated Debentures to be approximately $180.6 million based on the trading price for our debentures on December 31, 2004.

(o) Related Party Transaction

In 2002, we loaned $1,493 to our President pursuant to an unsecured, non-interest bearing, Revolving Promissory Note.  In December 2002, this note was repaid in full with cash of $243 and 200,000 shares of CIBER common stock valued at $1,250.

(p) Recently Issued Accounting Standard

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” We must adopt SFAS 123R by July 1, 2005.   SFAS No. 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and amends Statement No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires companies to recognize expense in the income statement for the grant-date fair value of all awards of equity instruments, including stock options, to employees. Expense is to be recognized over the period during which employees are required to provide service. Under the modified prospective transition method we expect to apply, compensation cost will be recognized after the date of adoption for: 1) the portion of outstanding awards granted prior to the adoption of SFAS 123R for which service has not yet been rendered, and 2) all subsequent share-based awards.  The implementation of the provisions of SFAS No. 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS No. 123R will reduce our 2005 net income by approximately $1.5 million to $2.5 million.

(3) Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions – 2004

Novasoft AG (“Novasoft”) – On September 10, 2004, we acquired approximately 67 percent of the net outstanding shares of Novasoft AG, an international SAP consultancy, headquartered in Heidelberg, Germany.  We acquired the Novasoft shares owned by the two founding partners of Novasoft, in a private transaction, for total consideration of $53,746, consisting of $37,735 in cash and 2,338,023 shares of CIBER common stock valued at approximately $16,011.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended August 25, 2004.  In October 2004, CIBER filed with BaFin, the German securities authority, a compulsory cash offer to all of Novasoft’s public shareholders to acquire the remaining Novasoft shares.  Through this public offer, which concluded in November 2004, as well as other open market purchases made in November and December, we acquired an additional 27 percent of Novasoft’s shares at a total cost of $23,253, bringing our total ownership percentage at December 31, 2004 to approximately 94 percent.  Novasoft’s shares trade on the Frankfurt Stock Exchange.

Novasoft and its subsidiaries provide implementation and other consulting services related to SAP software products.  Novasoft is an SAP Alliance Partner, and implements all of SAP’s ERP products including mySAP.com products and industry specific applications.  At the time of the acquisition, Novasoft had approximately 425 consultants, located mainly in Germany, the United Kingdom and Spain.  We acquired Novasoft to expand our international presence as well as our capacity to deliver SAP related services.

We recorded preliminary goodwill of $49,193 related to the acquisition of Novasoft.  The Novasoft goodwill has been assigned to our European Operations segment.  We expect that none of this goodwill will be deductible for income tax purposes.  We have assigned $5,689 to other intangible assets for the estimated fair value of customer relationships, which is being amortized on a straight-line basis over 5 years.  At the date of the acquisition, Novasoft had tax loss carryforwards in certain foreign jurisdictions for which a full valuation allowance has been recorded.  Any subsequent tax benefits from these loss carryforwards will be recorded as a reduction of goodwill.  We are in the process of completing the review and determination of the fair values of certain assets and liabilities, and therefore our preliminary estimates are subject to adjustment.  Thus, the allocation of purchase price is subject to revision.

Ascent Technology Group Limited (“Ascent”) – On May 24, 2004 we acquired Ascent Technology Group Limited and Subsidiaries.  Ascent, based in Leicestershire, U.K., provides IT services to medium-size enterprises, with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions.   Ascent also developed and sells their own proprietary customer relationship management software.  At the time of the acquisition, Ascent had approximately 130 consultants.  This acquisition expands our existing U.K. presence and allows us to achieve economies of scale resulting in reduced overhead costs as a percentage of revenue.  The total consideration paid by CIBER for all of Ascent’s outstanding shares was approximately $21,664 consisting of $20,191 in cash, and approximately 177,000 shares of CIBER common stock valued at $1,473.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended May 19, 2004.

We have recorded goodwill of $36,948 related to the acquisition of Ascent.  The Ascent goodwill has been assigned to our European Operations segment.  We expect that approximately $500 of this goodwill will be deductible for income tax purposes.  We have assigned $7,075 to other intangible assets for the estimated fair value of customer relationships, which is being amortized on a straight-line basis over 7 years.  The accrued exit costs are accounted for as additional costs of the acquisition and reflect our best estimate; actual amounts may vary.  Ascent’s exit costs consisted of $537 for severance of Ascent personnel.

SCB Computer Technology, Inc. (“SCB”) – On March 1, 2004 we acquired SCB Computer Technology, Inc. and Subsidiaries.  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients, and has been combined with our existing operations.  At the date of the acquisition, SCB had approximately 1,250 consultants.  This acquisition primarily expanded our Federal Government and State & Local Government practices and to a lesser extent added beneficial customer relationships to our commercial sector business.  We expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  The acquisition provides an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.  The total consideration paid by CIBER for all of SCB’s outstanding shares, options and warrants was approximately $57,299 consisting of $44,324 in cash, 1,353,000 shares of CIBER common stock valued at approximately $12,704 and replacement employee stock options valued at $271.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the five trading days ended three days prior to the closing date.  Prior to the acquisition by CIBER, SCB common stock was publicly traded in the over-the-counter market.

We have recorded goodwill of $63,379 related to the acquisition of SCB, which has been allocated to our Commercial, Federal Government and State & Local Government Solutions segments (see Note 8).  We expect that approximately $23.3 million of the total SCB goodwill will be deductible for income tax purposes.  We have assigned $12,165 to other intangible assets for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over 7 years.  SCB exit costs consisted of $2,140 paid to terminate an office lease and $327 paid for severance of certain SCB personnel.

The components of the preliminary purchase price allocation for Novasoft, Ascent and SCB are as follows:

	Novasoft	Ascent	SCB
Cash paid	$60,988	$20,191	$44,324
CIBER shares issued	16,011	1,473	12,704
CIBER options issued	—	—	271
Transaction costs	1,827	1,020	1,342
Severance costs and other exit costs	—	537	2,467
Total	$78,826	$23,221	$61,108

Allocation of purchase price:
Net asset (liability) value acquired	$29,633	$(13,727)	$(2,271)
Goodwill	49,193	36,948	63,379
Total	$78,826	$23,221	$61,108

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Novasoft, Ascent and SCB at the date of acquisition:

	Novasoft	Ascent	SCB
Cash and cash equivalents	$16,486	$1,452	$1,683
Accounts receivable, net	17,207	5,483	21,863
Prepaid expenses and other current assets	4,831	3,633	881
Income taxes refundable	768	64	104
Deferred income taxes	1,820	169	5,315
Property and equipment	3,872	2,581	6,093
Other assets	374	—	229
Other intangible assets	5,689	7,075	12,165
Total assets acquired	51,047	20,457	48,333
Accounts payable	(1,950)	(2,220)	(1,198)
Accrued compensation and related liabilities	(7,849)	(1,445)	(7,808)
Deferred revenue	—	(7,870)	(632)
Income taxes payable	(1,467)	—	—
Other liabilities	(4,504)	(993)	(7,872)
Long-term debt	—	(19,534)	(33,094)
Deferred income taxes	(2,400)	(2,122)	—
Minority interest	(3,244)	—	—
Total liabilities assumed	(21,414)	(34,184)	(50,604)
Net assets (liabilities)	$29,633	$(13,727)	$(2,271)

The following pro forma information presents the combined results of operations of CIBER, SCB, Ascent and Novasoft as if the acquisitions had occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as the elimination of SCB’s expenses related to their acquisition by CIBER, the elimination of historical intangible asset amortization and the addition of amortization of intangible assets resulting from CIBER’s acquisition, as well as interest expense on the cash portion of the purchase price.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had CIBER, SCB, Ascent and Novasoft constituted a single entity during such periods, nor are they necessarily indicative of future operating results.

	Unaudited Pro Forma Combined Year Ended December 31,
	2003	2004

Total revenue	$911,968	$927,406
Net income	20,576	28,300
Income per share – basic	0.31	0.45
Income per share – diluted	0.30	0.42

Services Division of FullTilt Solutions, Inc.— On January 23, 2004, we acquired certain assets and liabilities comprising the Services Division of FullTilt Solutions, Inc. (the “Services Division”) for $9,777.  The Services Division had operations similar to CIBER, located in Philadelphia and Pittsburgh and has been combined with CIBER’s existing Commercial Solutions operations in those areas.  The addition enhanced our business model, expanded our customer base and strengthened our project delivery capability.  This acquisition added approximately 80 consultants.  The purchase price was allocated as follows: $1,249 to net tangible assets acquired, $1,592 to customer relationships and $6,936 to goodwill.

Acquisitions – 2003

AlphaNet Solutions, Inc. (“AlphaNet”)  – On June 25, 2003, we completed our acquisition of AlphaNet.  Prior to the acquisition, AlphaNet’s shares were publicly traded on the NASDAQ.  We acquired all of the approximately 6.3 million outstanding shares of AlphaNet for cash consideration of $4.05 per share.  The aggregate purchase price for all of AlphaNet’s shares, including stock options, totaled approximately $28,511, excluding transaction-related costs.  CIBER paid to the holders of vested AlphaNet stock options having an exercise price of less than $4.05 per share, the amount of $4.05 minus the exercise price of each vested stock option.  A significant consideration in arriving at the purchase price was AlphaNet’s cash balance of $19,007 at closing.  AlphaNet, located in Cedar Knolls, New Jersey, provided IT consulting services similar to CIBER and had 120 consultants at the time of the acquisition.  We acquired AlphaNet to increase our capabilities and service offerings and our client base in the New York/New Jersey metro area.  AlphaNet has been combined with our existing Edison, New Jersey operations.

ECsoft Group plc (“ECsoft”) – Effective January 23, 2003, we completed our acquisition of ECsoft.  Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by CIBER, for cash consideration of 305 pence (approximately $4.94) per share, or approximately $50,204 in the aggregate.  In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3,231, bringing our total cost for all of ECsoft’s shares to approximately $53,435, excluding transaction-related costs.  At the time of the acquisition, ECsoft, (now named CIBER Europe Limited) which is incorporated under the laws of England and Wales had approximately 440 consultants and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provided IT consulting services similar to CIBER.  We acquired ECsoft to expand our European presence.

The following table summarizes the estimated fair values of the acquired tangible assets and assumed liabilities of AlphaNet and ECsoft at the date of acquisition:

	AlphaNet	ECsoft
Cash and cash equivalents	$19,007	$45,411
Accounts receivable, net	4,442	9,851
Property and equipment	151	2,193
Prepaid expenses and other current assets	485	2,102
Deferred income taxes	3,175	—
Income taxes refundable	2,642	679
Other assets	—	329
Total assets acquired	29,902	60,565
Accounts payable	(305)	(2,023)
Accrued compensation and related liabilities	(308)	(6,208)
Accrued lease costs	—	(4,689)
Deferred income taxes	—	(1,856)
Other liabilities	(1,670)	(9,915)
Total liabilities assumed	(2,283)	(24,691)
Net tangible assets	$27,619	$35,874

The components of the purchase price allocation for AlphaNet and ECsoft are as follows:

	AlphaNet	ECsoft
Cash paid for shares	$25,617	$53,435
Cash paid for AlphaNet stock options	2,894	—
Transaction costs	656	2,182
Severance costs	574	2,535
Total	$29,741	$58,152

Allocation of purchase price:
Net tangible asset value acquired	$27,619	$35,874
Other intangible assets	1,628	5,623
Goodwill	494	16,655
Total	$29,741	$58,152

The AlphaNet goodwill has been assigned to our Commercial Solutions Segment and the ECsoft goodwill has been assigned to our European Operations Segment.  We expect that all of the AlphaNet goodwill and $2,535 of the ECsoft goodwill will be deductible for income tax purposes.  At the date of the acquisition, ECsoft had tax loss carryforwards in certain foreign jurisdictions for which a full valuation allowance has been recorded.  Any subsequent tax benefits from these loss carryforwards will be recorded as a reduction of goodwill.  We recorded an accrued liability of $574 and $2,535 for payments of severance for certain AlphaNet and ECsoft personnel, respectively.

Acquisition – 2002

Decision Consultants, Inc. (“DCI”) – On April 30, 2002, we acquired substantially all of the assets and certain liabilities of DCI.  DCI, headquartered in Southfield, Michigan, provided information technology consulting services similar to our Custom Solutions division.  The majority of DCI’s revenue was from clients that were already CIBER clients and most of DCI’s operations were in locations already served by CIBER.  As a result, the primary asset acquired was the workforce that was in place, which is accounted for as part of goodwill.  Like CIBER, DCI’s consultants comprised an experienced technical workforce that we believe will help maintain and obtain business at both current and new clients.  DCI added depth to our executive and operations management team and allowed us to combine many of the DCI offices with existing CIBER offices to obtain economies of scale resulting in reduced overhead costs as a percentage of revenue.  Also significant were the cost savings to be realized by combining redundant corporate back-office functions.  DCI added significantly to CIBER’s existing consultant base at IBM, Ford and Verizon, among others.  In addition, the acquisition gave us opportunities within new strategic clients; however, such clients did not constitute a significant percentage of DCI’s revenue.

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

All DCI goodwill has been assigned to our Commercial Solutions segment.  Substantially all of the DCI goodwill is expected to be deductible for income tax purposes.  We recorded an accrued liability of $1,771 for severance of DCI personnel, all of which was paid in 2002.  We recorded an accrued lease liability for DCI office lease exit costs of $4,038 for office locations that we will not use.  We also recorded $643 for other exit costs, primarily office closure costs.  As part of the DCI purchase allocation, we assigned $1,298 to other intangible assets for the estimated fair value of customer relationships.  Such amount was determined based on a cost-savings approach projected over estimated customer commitments at the time of the acquisition.  The Financial Accounting Standards Board issued additional guidance with respect to the recognition of customer relationship intangible assets acquired in business combinations occurring after October 25, 2002.  We have applied this guidance to all acquisitions after that date.

(4) Sale of DigiTerra Broadband

On May 31, 2003, we sold our DigiTerra Broadband subsidiary for $2,286, net of expenses, resulting in a pre-tax gain of $643, which has been included in other income for the year ended December 31, 2003.  As consideration, we initially received $1,986 in net cash proceeds and the remaining $300 was received in 2004.  DigiTerra Broadband was a wholly owned subsidiary of CIBER, Inc., that provided technology to automate the sale and management of broadband, wireless and digital video services.  Prior to its sale, DigiTerra Broadband generated revenue of $795 and a net operating loss of $156 for the five months ended May 31, 2003.

(5) Earnings per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  If all Debentures were converted, we would need to issue approximately 12,830,000 shares of our common stock.  Prior to December 31, 2004, we did not include shares related to the Debentures in the calculation of diluted weighted average shares outstanding, as the conversion triggers were substantive and had not been met.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which is effective for periods ending after December 15, 2004, these shares are now included in our diluted earnings per share calculation as if the Debentures had been fully converted to shares.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax cost of interest expense on the Debentures.   As required by EITF 04-8, we have retroactively restated our diluted earnings per share for all periods since the Debentures were issued, including the fourth quarter of 2003, the full year of 2003 and the first three quarters of 2004.  This restatement changed the 2003 diluted weighted average shares, however; the reported diluted earnings per share amounts in 2003 did not change.  Diluted weighted averages shares in 2003, prior to the restatement for the debentures, were 64,382,000.  The impact of this restatement on our 2004 quarterly results through September 30, 2004 is shown in Note 20.

On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares.  As a result, our calculation of diluted earning per share after that date will assume conversion of only 70% of the Debentures.

Our computation of earnings per share – basic and diluted is as follows (shares in thousands):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Basic - net income as reported	$14,178	$19,984	$29,701
Interest expense related to the debentures, net of related tax effects	—	319	3,834
Diluted – net income assuming debenture conversion	$14,178	$20,303	$33,535
Denominator:
Basic weighted average shares outstanding	63,313	63,505	60,701
Dilutive effect of debentures	—	1,069	12,830
Dilutive effect of employee stock options	614	757	1,111
Dilutive effect of put option	62	120	—
Diluted weighted average shares	63,989	65,451	74,642

Earnings per share - basic	$0.22	$0.31	$0.49
Earnings per share - diluted	$0.22	$0.31	$0.45

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The approximate average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 3,518,000, 3,331,000 and 2,371,000 for 2002, 2003 and 2004, respectively.

(6) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2003	2004
Billed accounts receivable	$102,346	$161,063
Unbilled - scheduled billings	33,960	37,647
Costs and estimated earnings in excess of billings	5,387	9,468
	141,693	208,178
Less allowance for doubtful accounts	(1,656)	(2,070)
	$140,037	$206,108

The activity in the allowance for doubtful accounts consists of the following:

		Additions
	Balance at	Charge			Balance at
	beginning	to Cost and		Deductions	end
	of period	Expense	Other (1)	(Write-offs)	of period
Year ended December 31, 2002	$4,711	3,520	—	(7,315)	$916
Year ended December 31, 2003	$916	2,025	510	(1,795)	$1,656
Year ended December 31, 2004	$1,656	1,208	832	(1,626)	$2,070

(1)         Represents additions due to acquisitions

(7) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2004
Computer equipment and software	$32,102	$41,836
Furniture and fixtures	10,004	12,329
Leasehold improvements	3,917	7,143
	46,023	61,308
Less accumulated depreciation	(30,646)	(34,563)
Property and equipment, net	$15,377	$26,745

(8) Goodwill and Other Intangible Assets

In 2004, we reorganized our U.S. branch office structure.  As a result, we have split what previously was known as our Custom Solutions segment into three separate segments: Commercial Solutions, Federal Solutions, and State & Local Government Solutions (see Note 18).  Therefore, effective December 31, 2004, we have allocated all of the goodwill related to our Custom Solutions segment to these three new segments and have restated the prior year information on a consistent basis.

The changes in the carrying amount of goodwill are as follows:

	Commercial Solutions	Federal Solutions	State & Local Gov’t. Solutions	Package Solutions	European Operations	Total
Balance at January 1, 2003	$121,349	$30,250	$27,095	$39,812	$16,167	$234,673
Acquisition of ECsoft	—	—	—	—	16,655	16,655
Acquisition of AlphaNet	494	—	—	—	—	494
Sale of DigiTerra Broadband	(1,094)	—	—	—	—	(1,094)
Other	—	—	27	—	63	90
Adjustments on prior acquisitions:
Lease cost accrual adjustment	(946)	—	—	(322)	—	(1,268)
Acquired tax benefits realized	—	—	—	(1,319)	(2,286)	(3,605)
Effect of foreign exchange rate changes	—	—	—	—	4,047	4,047
Balance at December 31, 2003	119,803	30,250	27,122	38,171	34,646	249,992
Acquisition of SCB	3,853	44,366	15,160	—	—	63,379
Acquisition of Ascent	—	—	—	—	36,948	36,948
Acquisition of Novasoft	—	—	—	—	49,193	49,193
Acquisition of FullTilt	6,936	—	—	—	—	6,936
Other	1,230	—	—	—	—	1,230
Effect of foreign exchange rate changes	—	—	—	—	9,985	9,985
Balance at December 31, 2004	$131,822	$74,616	$42,282	$38,171	$130,772	$417,663

Amortized other intangible assets are comprised of the following:

	Cost	Accumulated Amortization	Intangible Assets, net
December 31, 2003
Noncompete agreements	$100	$(50)	$50
Customer relationships	11,467	(3,286)	8,181
	$11,567	$(3,336)	$8,231
December 31, 2004
Customer relationships	$39,624	$(7,642)	$31,982

Aggregate amortization expense
Year ended December 31, 2004		$4,214
Estimated amortization expense
Year ended December 31, 2005		$5,598
Year ended December 31, 2006		$5,497
Year ended December 31, 2007		$5,103
Year ended December 31, 2008		$5,103
Year ended December 31, 2009		$5,103

(9) Office Leases

We have non-cancelable operating leases for our office space.  We also have certain office locations that we have subleased to other parties.  Net rent expense for operating leases totaled $14,300, $13,729 and $12,065 in 2002, 2003 and 2004, respectively.  Net rent expense includes accrued lease losses of $1,306 and $1,267 in 2002 and 2003, respectively.

Future minimum lease payments and sublease receipts as of December 31, 2004 are:

	Rental Payments	Sublease Receipts
2005	$15,716	$1,684
2006	11,872	1,128
2007	8,741	482
2008	6,380	150
2009	2,870	—
Thereafter	3,009	—
	$48,588	$3,444

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve consists of the following:

Lease Costs Reserve
Balance at January 1, 2003	$9,575
Charge to cost and expense	1,267
Additions due to acquisition	4,689
Adjustments to goodwill	(1,075)
Cash payments	(6,333)
Foreign currency translation	434
Balance at December 31, 2003	$8,557
Additions due to acquisitions	2,769
Cash payments	(5,568)
Foreign currency translation	214
Balance at December 31, 2004	$5,972

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per thousand dollars principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per one thousand dollars principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of one thousand dollars principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  Upon conversion, we will have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock.  The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares.

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

Debenture issuance costs were approximately $5,778 and are being amortized over five years to interest expense.  The unamortized debt issuance costs were $4,530 as of December 31, 2004.  Of this amount, $1,157 is included in prepaid and other current assets and $3,373 is included in other assets in the accompanying consolidated balance sheet.

(11) Bank Line of Credit, Bank Term Loan and Financing Agreement

Bank Line of Credit -We have a revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  On October 1, 2004, we amended the line of credit to increase the maximum allowable borrowings from $50 million to $75 million.  The line of credit automatically reduces to $60 million on March 31, 2005 and then again to $50 million on September 30, 2005.  The line of credit is unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On January 1, 2005, the bank’s prime rate was 5.25% and our rate for borrowing was 4.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of December 31, 2004.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibits the payment of any dividends.  The line of credit provides for the issuance of up to $10 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At December 31, 2004, we had $7.0 million of outstanding letters of credit securing certain financial performance obligations.

Bank Term Loan - On April 9, 2004, we entered into a term loan with Wells Fargo in the amount of $6,000 that matures on September 30, 2006.  The term loan bears interest at the same rate as our line of credit.  This term loan is secured by certain computer hardware.  The outstanding principal balance of the term loan is due in equal monthly installments of $200.  At December 31, 2004, the term loan had an outstanding principal balance of $4,200.

Wholesale Financing Agreement - In connection with our operation as an authorized remarketer of certain computer hardware and other products, we have an Agreement for Wholesale Financing with IBM Credit LLC.  Outstanding amounts under this agreement, which totaled $6,280 and $7,920 at December 31, 2003 and 2004, respectively, are included in accounts payable.  Our payment of individual amounts financed is due within normal trade credit payment terms, generally 45 days, and are without interest.  Outstanding amounts under the Wholesale Financing Agreement are secured by substantially all of our assets.

(12) Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$1,042	$1,793	$2,945
State and local	250	1,515	1,203
Foreign	1,306	490	3,391
	2,598	3,798	7,539
Deferred:
Federal	5,652	6,172	8,503
State and local	1,357	1,481	2,041
Foreign	—	—	(389)
	7,009	7,653	10,155
Income tax expense	$9,607	$11,451	$17,694

U.S. and foreign income before income taxes are as follows:

	Year Ended December 31,
	2002	2003	2004
United States	$20,475	$28,256	$40,393
Foreign	3,310	3,179	7,002
	$23,785	$31,435	$47,395

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2002	2003	2004
Income tax expense at the federal statutory rate of 35%	$8,325	$11,002	$16,588
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,044	1,948	2,109
Nondeductible other costs	796	707	907
Federal research credit	—	—	(2,641)
Deductions from closure of subsidiaries	—	(2,213)	—
Adjustment to prior year’s estimated tax liability	(395)	—	—
Other	(163)	7	731
Income tax expense	$9,607	$11,451	$17,694

Our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. In accordance with SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies,”

we establish the reserves based upon our assessment of the exposure associated with certain tax positions.   The tax reserves are analyzed periodically and adjusted, as events occur to warrant adjustment to the reserves, such as when the statutory period for assessing tax on a given tax return or period expires, the reserve associated with that period is reduced. In addition, the adjustment to the reserve may reflect additional exposure based on current calculations. Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.   In 2004, we established a tax reserve of $3,285 that is included in “other accrued expenses and liabilities” on the consolidated balance sheet.

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Accrued expenses	$4,745	$5,901
Accounts receivable	526	391
Federal tax credit carryforwards	—	3,504
U.S. net operating loss carryforwards	2,731	6,653
Foreign net operating loss carryforwards	2,013	12,294
Total gross deferred tax assets	10,015	28,743
Less valuation allowance for Foreign NOL’s	(2,013)	(8,899)
Net deferred tax assets	8,002	19,844
Deferred tax liabilities:
Property and equipment	(970)	(744)
Intangible assets	(10,411)	(25,047)
Other	(340)	(871)
Total gross deferred tax liabilities	(11,721)	(26,662)
Net deferred tax liability	$(3,719)	$(6,818)

Balance sheet classification of deferred taxes:
Deferred tax asset – current	$4,931	$5,421
Deferred tax asset – long-term	—	879
Deferred tax liability – long-term	(8,650)	(13,118)
Net deferred tax liability	$(3,719)	$(6,818)

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the net deferred tax assets.  In 2003, we recognized $3,605 of tax benefit from the closure of a subsidiary that was recorded as a reduction to goodwill.

At December 31, 2004, we have approximately $18.5 million of net operating loss (“NOL”) carryforwards for U.S. Federal tax purposes resulting from acquisitions.  Annual usage of these U.S. NOL’s are limited under U.S. tax rules, however they do not begin to expire until 2020.  There is no valuation allowance for U.S. NOL’s as we expect to fully utilize them.  At December 31, 2004, we also have approximately $39.3 million of foreign NOL’s of which approximately $31.6 million were pre-acquisition NOL’s.   We have recorded a valuation allowance for most of the foreign NOL’s due to the uncertainty over our ability to utilize them. Most of the foreign NOL’s do not expire. Any additional realized benefit from any pre-acquisition NOL’s will be recorded as a reduction of goodwill.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries.  At December 31, 2004, these undistributed earnings totaled approximately $57 million.  If some of these earnings were distributed, some countries may impose withholding taxes; in addition, as foreign taxes have previously been paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distribution.  As such, it is not practicable to determine the net amount of the related unrecognized U. S. deferred tax liability.

(13) Stock-Based Plans

Our stock-based compensation plans are described below.

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) – On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan to replace the 1994 Employees’ Stock Option Plan and the Directors’ Stock Option Plan, both of which expired on January 31, 2004, and the Directors’ Stock Compensation Plan, which had no expiration date.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance bonuses or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number and nature of such awards.  The 2004 Plan also implements a formula stock plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors, and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  Anniversary options will be exercisable one year from grant, and initial option grants will vest in equal annual increments over a two-year period.  All other options granted under the 2004 Plan become exercisable as determined at the date of grant by the Board of Directors and all 2004 Plan options expire within 10 years from the date of grant.  The 2004 Plan further provides for a grant of shares to each non-employee director having a fair market value of approximately two thousand, five hundred dollars for attendance at each meeting of our Board of Directors.  As of December 31, 2004, there are approximately 3,767,000 shares available for future grants under the 2004 Plan.

SCB Employee Inducement Award Plan – Effective March 1, 2004, we established the SCB Employee Inducement Award Plan.  This plan was established to provide new CIBER employees who joined the Company, as a result of the SCB acquisition, with CIBER stock options.  This is a single-purpose plan approved by CIBER’s Board of Directors under which options for approximately 275,000 shares were issued.  No further options may be granted under this plan.

1994 Employees’ Stock Option Plan –  Prior to this plan’s expiration on January 31, 2004, the plan administrators could grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof.  The Compensation Committee of the Board of Directors determined the number and nature of such awards.  Options issued under this plan are set to become exercisable as determined at the various dates of grant by the Board of Directors and will expire through 2014.

1989 Stock Option Plan – We established a stock option plan in 1989 that was discontinued during 1994.  The options expire twenty years after the date of grant through 2013.  At December 31, 2004, options for 96,000 shares were outstanding and vested under this plan with an average exercise price of $0.42.

Directors’ Stock Option Plan – Prior to its expiration on January 31, 2004, this plan provided for the issuance of stock options to non-employee, non-affiliate directors.  Such stock options were non-discretionary and granted annually at the fair market value of our common stock on the date of grant.  The number of options granted annually was fixed by the plan.  Options outstanding under this plan expire through 2014.

At December 31, 2004, there were approximately 11,961,000 shares of CIBER common stock reserved for outstanding and available future grants under our stock option plans.

A summary of the status of the CIBER, Inc. stock option plans as of December 31, 2002, 2003 and 2004, and changes during the periods ending on those dates is presented below (options in thousands):

	Year Ended December 31,
	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,700	$9.74	7,295	$8.47	7,579	$8.08
Granted	2,218	6.63	1,641	6.19	1,865	8.75
Exercised	(289)	5.31	(669)	5.23	(626)	5.73
Canceled	(1,334)	12.55	(688)	10.63	(623)	10.36
Outstanding, end of year	7,295	8.47	7,579	8.08	8,195	8.25

Options exercisable at year end	3,921		4,276		5,975

Summary information about CIBER, Inc. stock options outstanding and exercisable at December 31, 2004 is as follows (options in thousands):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.38	-	$5.00	1,819	$4.49	6.7	1,423	$4.40
5.02	-	6.51	2,175	5.89	7.6	1,274	5.80
6.54	-	8.44	1,182	7.83	9.0	318	7.85
8.47	-	11.00	1,880	9.34	7.9	1,822	9.33
11.06	-	39.68	1,139	17.40	4.3	1,138	17.40
$0.38	-	$39.68	8,195	8.25	7.2	5,975	8.91

Directors’ Stock Compensation Plan – On April 27, 2004, this plan was replaced by the 2004 Plan.  In 2002, 2003 and 2004, we issued 7,406, 8,220 and 1,542 shares, respectively, of common stock under this plan.

Employee Stock Purchase Plan (“ESPP”) – Under our ESPP, eligible employees are allowed to purchase shares of our common stock at a price equal to 85% of the lower of its fair market value on the first day or the last day of the quarter.  A total of 8,750,000 shares of common stock have been reserved for under the ESPP, of which, approximately 2,448,000 shares are available at December 31, 2004 for future issuances.  Employees purchased 719,039, 899,403 and 778,732 shares under the ESPP in 2002, 2003 and 2004, respectively.

(14) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan.  The Company matches a portion of the employee contribution.  Vesting in the Company matching contribution occurs over six years.  Forfeitures reduce the Company matching contributions.   We record forfeitures when a participant’s employment ends.  We recorded expense of $4,527, $3,916 and $3,560 in 2002, 2003 and 2004, respectively, related to this plan.

(15) Shareholders’ Equity

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

Share Repurchase Program – In 1999, we began a share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In 2004, the Board of Directors increased the authorized shares by 2,500,000. In 2004, we repurchased 1,294,500 shares under this program at a cost of $11,183.  At December 31, 2004, there were approximately 1,379,000 authorized shares remaining available for repurchase.  In total, approximately 11.4 million shares have been authorized under this program since its inception.

Shelf Registration Statement on Form S-4 – At December 31, 2004, we have an effective registration statement on Form S-4, under which 4,393,769 shares of our common stock remain available and which may be used from time to time in connection with future business combinations.

Shelf Registration Statement on Form S-3 – At December 31, 2004, we have an effective registration statement on Form S-3, under which up to 10,000,000 shares of our common stock may be sold in the future.  This registration statement enables us to raise funds from the offering of common stock from time to time, subject to market condition and our capital needs.

Stock Purchase Rights - On September 21, 1998, CIBER, Inc. paid a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of CIBER, Inc. common stock (“Common Stock”).  A Right is also attached to all shares of Common Stock issued after the dividend date.  Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock, par value $0.01, at a purchase price of two hundred fifty dollars, subject to adjustment.  The Rights become exercisable ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for 15% or more of our outstanding Common Stock.  In the event the Rights become exercisable, each Right will entitle its holder, other than the Acquiring Person (as defined in the Rights Agreement), to that number of shares of our Common Stock having a market value of two times the exercise price of the Right.  In the event the Rights become exercisable because of a merger or certain other business combination, each Right will entitle its holder to purchase common stock of the acquiring company having a market value of two times the exercise price of the Right.  If the Rights were fully exercised, the shares issued would cause substantial dilution to the Acquiring Person or the Shareholders of the acquiring company.  We can redeem the Rights in their entirety, prior to their becoming exercisable, at $0.001 per Right.  The Rights expire on August 28, 2008, unless extended or earlier redeemed.

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

(17) Business and Credit Concentrations

Financial instruments that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable.  Our cash and cash equivalents are in high-credit quality short-term investments and held by high-credit qualified financial institutions.  Accounts receivable are reviewed on a periodic basis and an allowance for bad debts is recorded where such amounts are determined to be uncollectible.  Our revenue and accounts receivable are principally concentrated with large companies across several industries and governmental entities located throughout the United States and Europe.  Our largest client is the various agencies of the U.S. federal government, which accounted for approximately 12%, 10% and 16% of our total revenue in 2002, 2003 and 2004, respectively.

(18) Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography.  Effective December 31, 2004, we have reorganized our domestic custom solution operations and have expanded our reportable segments to five: Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, Package Solutions and European Operations.  The Commercial Solutions, Federal Government Solutions, and State & Local Government Solutions, collectively, were formerly known as our Custom Solutions segment.  These groups comprise our U.S. based CIBER branch offices that provide IT services and products in custom-developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, Federal or State & Local), however they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India operations are considered part of our Commercial Solutions segment.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle/PeopleSoft, Lawson and SAP.  Our European Operations segment represents our offices in Europe and Eastern Asia that provide a broad range of IT consulting services that include package software implementation, application development, systems integration and support services.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  We do not account for or report to our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies in Note 2.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2002	2003	2004
Total revenue:
Commercial Solutions	$350,718	$363,508	$353,501
Federal Government Solutions	62,078	73,769	147,685
State & Local Government Solutions	87,545	86,694	115,493
Package Solutions	90,388	93,801	88,002
European Operations	20,916	76,509	140,790
Inter-segment	(3,327)	(2,294)	(2,450)
Total revenue	$608,318	$691,987	$843,021

Income from operations:
Commercial Solutions	$29,458	$29,520	$29,281
Federal Government Solutions	7,306	10,975	19,633
State & Local Government Solutions	6,600	5,915	8,788
Package Solutions	4,648	8,797	7,974
European Operations	2,644	2,373	9,067
Corporate expenses	(25,224)	(22,453)	(19,261)
Total	25,432	35,127	55,482
Amortization of intangibles	(910)	(2,664)	(4,214)
Operating income	$24,522	$32,463	$51,268

Other information:
Total foreign revenue	$22,071	$78,587	$144,783
Total foreign long-lived assets (1)	$17,827	$42,596	$158,462

(1) This balance includes $13,838, $40,023 and $148,564 of goodwill and other intangible assets as of December 31, 2002, 2003 and 2004, respectively.

(19) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2002	2003	2004
Acquisitions:
Fair value of assets recorded, excluding cash	$83,306	$50,611	$256,125
Liabilities recorded	(34,058)	(32,963)	(105,339)
Common stock and options issued	(8,696)	—	(30,458)
Payment of accrued acquisition liabilities	1,000	—	—
Cash paid for acquisitions, net of cash acquired	$41,552	$17,648	$120,328
Noncash investing and financing activities:
CIBER stock received as payment of officer loan	$1,250	$—	$—
Note forgiveness as acquisition consideration	—	—	1,174
Cash paid for interest	1,511	1,673	6,845
Cash paid (refunded) for income taxes, net	(1,985)	2,410	533

(20) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2003
Revenue	$169,555	$177,143	$177,891	$167,398	$691,987
Operating income	7,839	11,391	7,545	5,688	32,463
Net income	4,568	6,846	4,392	4,178	19,984
Earnings per share – basic and diluted	$0.07	$0.11	$0.07	$0.07	$0.31

Year ended December 31, 2004
Revenue	$180,055	$208,278	$219,451	$235,237	$843,021
Operating income	9,715	13,931	14,318	13,304	51,268
Net income	5,965	7,930	8,355	7,451	29,701
Earnings per share – basic	$0.10	$0.13	$0.14	$0.12	$0.49
Earnings per share – diluted, as originally reported (1)	$0.10	$0.13	$0.14	$0.11	$0.45
Earnings per share – diluted, as restated (1)	$0.09	$0.12	$0.13
Weighted average shares – diluted, as originally reported (1)	60,621	61,467	61,415
Weighted average shares – diluted, as restated (1)	73,451	74,297	74,245

(1) As discussed in Note 5, effective December 31, 2004, we were required to retroactively adopt EITF 04-8.  That adoption changed our calculation of diluted earnings per share and resulted in a change in our previously reported diluted earnings per share for the first three quarters of 2004.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP was previously the principal accountant for CIBER, Inc.  On March 10, 2004, the Audit Committee of the Board of Directors of CIBER, Inc. (“CIBER”) approved and notified KPMG LLP (“KPMG”) that they would not be retained for 2004 as the principal accountant for CIBER and its subsidiaries.  The Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) as CIBER’s principal accountant as of March 12, 2004.

The reports of KPMG on CIBER’s financial statements as of and for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s report on the consolidated financial statements of CIBER and subsidiaries as of and for each of the years in the three-year period ended December 31, 2003, contained a separate paragraph stating CIBER changed its method of accounting for intangible assets in 2002 and for business combinations in 2001.  In connection with the audits of financial statements as of and for the years ended December 31, 2003 and 2002, and the subsequent interim period through March 10, 2004, there were no:

(i)       disagreements between CIBER and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement; or

(ii)    reportable events involving KPMG that would have required disclosure under Item 304(a)(1)(v) of Regulation S-K.

KPMG has furnished CIBER with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.  A copy of such letter dated March 15, 2004, is filed as Exhibit 16.1 to this Form 10-K.

During the years ended December 31, 2003 and 2002, and through the date of the above referenced letter, neither CIBER nor anyone acting on its behalf consulted Ernst & Young regarding either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on CIBER’s consolidated financial statements.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  CIBER’s internal control systems were designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We have excluded from the scope of our evaluation the operations of Novasoft AG and its subsidiaries (“Novasoft”) since it was acquired in September 2004.  Novasoft accounted for 3.3% and 4.9% of our 2004 total revenue and net income, respectively, and 15.4% of our total assets at December 31, 2004.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CIBER, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Novasoft AG, which is included in the 2004 consolidated financial statements of the Company and constituted 15.4% of total assets as of December 31, 2004 and 3.3% and 4.9% of revenues and net income, respectively, for the year then ended.  Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company acquired a majority interest in the entity on September 10, 2004.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Novasoft AG.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

March 10, 2005

Item 9B.    Other Information

None

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2005 Annual Meeting of Shareholders scheduled for May 3, 2005 (the “2005 Proxy Statement”) within 120 days after December 31, 2004 and certain information included therein is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant

Audit Committee Financial Expert

Our Board of Directors has determined that Peter H. Cheesbrough, one of our independent directors and Chairman of our audit committee, qualifies as a “financial expert” pursuant to the requirements of Section 401(h) of Regulation S-K.

Corporate Governance Matters

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer., or persons performing similar functions.  That code can be found on our website at http://www.ciber.com.  We have also adopted Corporate Governance Guidelines and have revised or adopted new charters for the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.  These Guidelines and Charters can also be found on our website http://www.ciber.com.  Any amendments or waivers to our Code of Ethics will be disclosed, as necessary, on our website at http://www.ciber.com.  Additionally, copies of our Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as the Charters for the various Committees of the Board of Directors are available in print to any shareholder that requests them.

As required by Section 303A.12 of the Listed Company Manual of the New York Stock Exchange (“NYSE”), the Company has filed with the NYSE the chief executive officer’s annual certification regarding compliance with the NYSE’s corporate governance listing standards.  Additionally, the Company’s chief executive officer and chief financial officer certifications required by Section 302 of the Sarbanes-Oxley Act are included as Exhibits 31.1 and 31.2 in this Annual Report on Form 10-K.

The additional information required by this item is incorporated by reference from the sections captioned “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in CIBER’s 2005 Proxy Statement.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” in CIBER’s 2005 Proxy Statement.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2004 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by shareholders	7,938,723	$8.20	6,215,008	(2)

Equity compensation plans/arrangements not approved by shareholders (3)	255,964	$9.69	—
Total	8,194,687	$8.25	6,215,008

(1)          Excludes securities to be issued upon exercise of outstanding options and rights.

(2)          Includes 3,766,804 shares remaining available for future grants at December 31, 2004 under our 2004 Incentive Plan plus 2,448,204 shares available for future sales to employees under our Employee Stock Purchase Plan.

(3)          Represents shares issued under the SCB Employee Inducement Award Plan.

The additional information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CIBER’s 2005 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” in CIBER’s 2005 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Independent Public Accountants” in CIBER’s 2005 Proxy Statement.

Part IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
		Report of Independent Registered Public Accounting Firm – KPMG LLP
		Consolidated Statements of Operations – Years Ended December 31, 2002, 2003 and 2004
		Consolidated Balance Sheets – December 31, 2003 and 2004
		Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2002, 2003 and 2004
		Consolidated Statements of Cash Flows – Years Ended December 31, 2002, 2003 and 2004
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

CIBER, Inc.

Date: March 14, 2005	By:	/s/ Mac J. Slingerlend
Mac J. Slingerlend

  Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY G. STEVENSON	Chairman of the Board and Founder	March 14, 2005
Bobby G. Stevenson

/s/ MAC J. SLINGERLEND	Chief Executive Officer, President,	March 14, 2005
Mac J. Slingerlend	Secretary and Director
(Principal Executive Officer)

/s/ DAVID G. DURHAM	Chief Financial Officer, Senior Vice	March 14, 2005
David G. Durham	President and Treasurer
(Principal Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO	Vice President/Chief Accounting Officer	March 14, 2005
Christopher L. Loffredo	(Principal Accounting Officer)

/s/ PETER H. CHEESBROUGH	Director	March 14, 2005
Peter H. Cheesbrough

/s/ PAUL A. JACOBS	Director	March 14, 2005
Paul A. Jacobs

/s/ ARCHIBALD J. MCGILL	Director	March 14, 2005
Archibald J. McGill

/s/ JAMES A. RUTHERFORD	Director	March 14, 2005
James A. Rutherford

/s/ GEORGE A. SISSEL	Director	March 14, 2005
George A. Sissel

/s/ JAMES C. SPIRA	Director	March 14, 2005
James C. Spira

/s/ JAMES C. WETHERBE	Director	March 14, 2005
James C. Wetherbe

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
2.1

Asset Purchase Agreement, dated April 30, 2002, by and among CIBER, Inc., Decision Consultants, Inc., KRT System, L.P. and John A. Krasula, Sole Trustee of the John A. Krasula Living Trust, dated April 1, 1988

		10-Q	001-13103	5/9/2002
2.2	Recommended Cash Offer by Rothschild on behalf of CIBER (UK) Limited, a wholly-owned subsidiary of CIBER, Inc., for ECsoft Group plc and the related Form of Acceptance and Authority	8-K	001-13103	2/4/2003
2.3	Amended and Restated Agreement and Plan of Merger by and among CIBER, Inc., CIBER Acquisition Corporation and AlphaNet Solutions, Inc., dated as of April 21, 2003	10-Q	001-13103	5/14/2003
2.4	First Amendment to Merger Agreement, dated January 20, 2004, among CIBER, Inc., Daphne Acquisition Corporation and SCB Computer Technology, Inc.	POS AM to S-4	333-102780	1/27/2004
3.1

Amended and Restated Certificate of Incorporation of CIBER, Inc.; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1996; Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated March 4, 1998

		10-Q	001-13103	5/8/1998
	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CIBER, Inc. dated October 29, 1999	10-Q	001-13103	11/12/1999
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A.	8-K	001-13103	9/16/1998
4.3	Amendment to the Rights Agreement, dated as of February 18, 2003, between CIBER, Inc. and UMB Bank, N.A.	10-K	001-13103	3/27/2003
4.4	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee	8-K	001-13103	12/2/2003
10.1*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4*	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5*	Employment Agreement with Mac J. Slingerlend dated July 1, 1999	10-K	001-13103	9/24/1999
10.6*	Employment Agreement with David G. Durham dated January 22, 2001	10-K	001-13103	3/23/2001
107*	Promissory note between CIBER, Inc. and Mac J. Slingerlend dated January 2, 2002	10-Q	001-13103	5/9/2002
10.8	Form of Stock Purchase Agreement between CIBER and various investors, executed on April 29, 2002	10-Q	001-13103	5/9/2002
10.9*	Employment Agreement with Ed Longo dated May 1, 2002	10-Q	001-13103	8/13/2002
10.10	Agreement dated April 30, 2002 by and among CIBER, Inc.; Decision Consultants, Inc.; KTR System, L.P. and The John A. Krasula Living Trust Dated April 1, 1988, regarding the stock repurchase option	10-Q	001-13103	11/13/2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
10.11*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.12*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.13	Office Building Lease dated as of February 1, 2003 between Building One DTC Limited Partnership as Landlord and CIBER, Inc. as Tenant	10-K	001-13103	3/27/2003
10.14	Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A. dated August 15, 2003 First Amendment to Amended and Restated Credit and Security	8-K	001-13103	8/20/2003
	Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A., dated March 31, 2004	10-Q	001-13103	5/3/2004
Second Amendment to Amended and Restated Credit and Security
	Agreement dated as of October 1, 2004 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	10/7/2004
10.15	Voting and Option Agreement dated as of October 24, 2003 between CIBER, Inc. and T. Scott Cobb and T. Scott Cobb, Jr. and Jeffery Cobb	8-K	001-13103	10/30/2003
10.16*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.17*	CIBER, Inc. 2004 Incentive Plan	S-8	333-115951	5/27/2004
10.18*	Third revision to the CIBER, Inc. Salary Continuation Retirement Plan for Mac J. Slingerlend dated as of May 18, 2004	10-Q	001-13103	7/29/2004
10.19

Share Purchase Agreement relating to Shares of Novasoft AG dated August 27, 2004 between Dr. Georg Konrad and Dr. Laszlo Gotthard as Sellers, and CIBER Holding GmbH (in formation) and CIBER, Inc. as Purchasers

		8-K	001-13103	9/2/2004
10.20*	Employment agreement with Wallace W. Birdseye dated October 28, 1996	Filed herewith
10.21*	Employment agreement with Terje Laugerud dated January 1, 2003	Filed herewith
10.22*	Description of Director Compensation	Filed herewith
10.23*	Description of Employment Agreements with Named Executive Officers	Filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
16.1	Letter from KPMG LLP to the Commission dated March 15, 2004	8-K	001-13103	3/16/2004
21.1	List of Subsidiaries of CIBER, Inc.	Filed herewith
23.1	Consent of Ernst & Young, LLP	Filed herewith
23.2	Consent of KPMG LLP	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

*                 Indicates a management contract or compensatory plan or arrangement