Form 10-Q
period 2005-03-31
CIBER INC
filed 2005-05-02
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

☒ Yes   ☐ No

As of March 31, 2005, there were 62,574,218 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc. and Subsidiaries

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2004	2005
	(In thousands, except per share amounts)

Consulting services	$173,289	$231,073
Other revenue	6,766	8,492
Total revenue	180,055	239,565

Cost of consulting services	125,615	167,913
Cost of other revenue	5,017	4,762
Selling, general and administrative expenses	39,099	51,108
Amortization of intangible assets	609	1,580
Operating income	9,715	14,202
Interest income	234	317
Interest expense	(1,553)	(2,206)
Other income (expense), net	1,383	468
Income before income taxes	9,779	12,781
Income tax expense	3,814	4,984
Net income	$5,965	$7,797

Earnings per share – basic	$0.10	$0.12

Earnings per share – diluted	$0.09	$0.12

Weighted average shares – basic	59,242	62,648

Weighted average shares – diluted	73,451	72,547

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2004	2005
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$44,446	$21,400
Accounts receivable, net of allowances of $2,070 and $1,328	206,108	210,192
Prepaid expenses and other current assets	18,163	19,857
Income taxes refundable	743	1,049
Deferred income taxes	5,421	4,906
Total current assets	274,881	257,404

Property and equipment, at cost	61,308	62,712
Less accumulated depreciation and amortization	(34,563)	(36,962)
Net property and equipment	26,745	25,750

Goodwill	417,663	416,399
Other intangible assets, net	31,982	30,424
Deferred income taxes	879	848
Other assets	6,522	6,337
Total assets	$758,672	$737,162

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,200	$23,804
Accrued compensation and related liabilities	46,491	45,561
Other accrued expenses and liabilities	35,570	31,076
Deferred revenue	12,435	10,923
Bank term loan – current portion	2,400	2,400
Income taxes payable	10,914	9,782
Total current liabilities	136,010	123,546

Bank line of credit	48,704	40,708
Bank term loan – long-term portion	1,800	1,200
Other long-term liabilities	2,500	1,653
Deferred income taxes	13,118	14,894
Long-term debentures	175,000	175,000
Total liabilities	377,132	357,001

Minority interest	3,877	2,978
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	267,549	267,612
Retained earnings	107,808	114,903
Accumulated other comprehensive income	20,647	12,523
Treasury stock, 2,163 and 2,131 shares at cost	(18,988)	(18,502)
Total shareholders’ equity	377,663	377,183
Total liabilities and shareholders’ equity	$758,672	$737,162

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2005
	(In thousands)
Operating activities:
Net income	$5,965	$7,797
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,963	2,933
Amortization of intangible assets	609	1,580
Deferred income tax expense	2,022	2,054
Provision for doubtful receivables	(49)	142
Other, net	408	873
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	1,320	(5,113)
Other current and long-term assets	(880)	(2,206)
Accounts payable	(2,802)	(4,120)
Accrued compensation and related liabilities	(12,076)	(484)
Other accrued expenses and liabilities	(4,810)	(6,556)
Income taxes payable/refundable	2,095	(1,281)
Net cash used in operating activities	(6,235)	(4,381)

Investing activities:
Acquisitions, net of cash acquired	(53,797)	(6,405)
Purchases of property and equipment, net	(1,366)	(2,127)
Net cash used in investing activities	(55,163)	(8,532)

Financing activities:
Employee stock purchases and options exercised	3,290	1,830
Purchases of treasury stock	(2,047)	(2,255)
Repayment of debt of acquired company	(33,094)	—
Borrowings on long-term bank line of credit	—	86,530
Payments on long-term bank line of credit	—	(94,526)
Payments on term note	—	(600)
Minority shareholder capital contribution	—	271
Net cash used in financing activities	(31,851)	(8,750)
Effect of foreign exchange rate changes on cash	(763)	(1,383)
Net decrease in cash and cash equivalents	(94,012)	(23,046)
Cash and cash equivalents, beginning of period	132,537	44,446
Cash and cash equivalents, end of period	$38,525	$21,400

Non-cash activities:
Value of shares and options issued for acquisitions	$12,704	$186
Note forgiveness as acquisition consideration	1,174	—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Stock	Equity
	(In thousands)
Balances at January 1, 2005	64,705	$647	$267,549	$107,808	$20,647	$(18,988)	$377,663
Net income	—	—	—	7,797	—	—	7,797
Foreign currency translation	—	—	—	—	(8,124)	—	(8,124)
Comprehensive loss							(327)
Acquisition consideration	—	—	—	12	—	174	186
Employee stock purchases and options exercised	—	—	—	(714)	—	2,544	1,830
Tax benefit from exercise of stock options	—	—	63	—	—	—	63
Stock compensation expense	—	—	—	—	—	23	23
Purchases of treasury stock	—	—	—	—	—	(2,255)	(2,255)
Balances at March 31, 2005	64,705	$647	$267,612	$114,903	$12,523	$(18,502)	$377,183

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three month period ended March 31, 2005 are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2005.

Stock-based Compensation.  As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)”.  We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock.  We recorded compensation expense of $14 and $23 for the three months ended March 31, 2004 and 2005, respectively, for grants of common stock.  No compensation expense has been recorded for stock options as all options had an exercise price equal to the market value of our common stock on the date of issuance.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value method of SFAS 123.

		Three months ended March 31,
		2004	2005
Net income, as reported		$5,965	$7,797
Stock-based compensation expense determined under the fair value based method, net of related tax effects		(1,093)	(3,227)
Pro forma net income		$4,872	$4,570

Earnings per share – basic:	As reported	$0.10	$0.12
	Pro forma	$0.08	$0.07

Earnings per share – diluted:	As reported	$0.10	$0.12
	Pro forma	$0.08	$0.07

During the three months ended March 31, 2005, we accelerated the vesting on approximately 914,000 employee stock options, the exercise prices for which were greater than the market price of our stock on the days that the accelerations occurred.  The impact of the accelerations is reflected in the 2005 stock-based compensation expense under the fair value method presented above.  We accelerated the vesting on these stock options to avoid future expense related to these options when we are required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006.  We have taken this action because, as a result of the issuance of SFAS 123R, we have changed our practices surrounding the issuance of equity-based instruments to employees.  Had the provisions of SFAS 123R been in effect previously, we believe our prior practices surrounding employee equity instruments would have been different.

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.”  SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and amends Statement No. 95, “Statement of Cash Flows.”  SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of all awards of equity instruments, including stock options, to employees.  Expense is to be recognized over the period during which employees are required to provide service.  Under the modified prospective transition method we expect to apply, compensation cost will be recognized after the date of adoption for: 1) the portion of outstanding awards granted prior to the adoption of SFAS 123R for which service has not yet been rendered, and 2) all subsequent share-based awards.  The implementation of the provisions of SFAS 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS 123R will reduce our 2006 net income by approximately $900 to $1,200.

Minority Interest.  At March 31, 2005, we owned approximately 95% of the net outstanding shares of Novasoft AG (“Novasoft”).  In addition, we have two international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.

Foreign Exchange Instruments.  From time to time, we enter into foreign exchange forward contracts to protect against the foreign exchange risk associated with the expected income of our European Operations segment.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk.  We manage credit risk through careful selection of the financial institution utilized as the counterparty.  We have not entered into any derivatives designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts are included in “other income, net” in the consolidated statement of operations.  Net gains of $734 and $829 were recorded in the three months ended March 31, 2004 and 2005, respectively.

(2) Earnings Per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  Prior to December 31, 2004, we did not include shares related to the Debentures in the calculation of diluted weighted average shares outstanding, as the conversion triggers were substantive and had not been met.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which was effective for periods ending after December 15, 2004, the dilutive effect of our Debentures are now included in our diluted earnings per share calculation.  As required by EITF 04-8 effective December 31, 2004, we retroactively restated our diluted earnings per share for the first three quarters of 2004.  Such restatement is reflected in our computation of earnings per share in the table on the following page.  Diluted weighted average shares outstanding and diluted earnings per share for the three months ended March 31, 2004, prior to the restatement for EITF 04-8, were 60,621,000 and $0.10, respectively.

For purposes of our 2004 diluted earnings per share calculations, we assumed that the Debentures had been fully converted to shares, the result of which would require us to issue approximately 12,830,000 shares of our common stock.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares.  As a result, our calculations of diluted earnings per share after that date will assume conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax costs for interest and debt fee amortization expense on the Debentures.

Our computation of earnings per share – basic and diluted is as follows:

	Three months ended March 31,
	2004	2005
Numerator:
Net income, as reported	$5,965	$7,797
Interest and amortization expense related to the Debentures, net of related tax effects	957	660
Net income assuming dilution	$6,922	$8,457
Denominator (shares in thousands):
Basic weighted average shares outstanding	59,242	62,648
Dilutive effect of Debentures	12,830	8,981
Dilutive effect of employee stock options	1,379	918
Diluted weighted average shares outstanding	73,451	72,547

Earnings per share – basic	$0.10	$0.12
Earnings per share – diluted	$0.09	$0.12

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of weighted average shares – diluted was 1,703,000 and 3,527,000 for the three months ended March 31, 2004 and 2005, respectively.

(3) Acquisitions

On January 1, 2005, we acquired certain assets and liabilities comprising an office of another entity for consideration of $3,716.  The results of the acquired office’s operations have been included in our consolidated financial statements since that date and have been combined with our Package Solutions segment.  The purchase price was allocated as follows: $561 to net tangible assets acquired, $400 to customer relationships and $2,755 to goodwill.

During the first quarter of 2005, we acquired approximately another 1% of the net outstanding shares of Novasoft for consideration of $1,200, bringing our total ownership percentage at March 31, 2005 to 95%.

(4) Accrued Lease Costs

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve during the three months ended March 31, 2005, consists of the following:

Balance at January 1, 2005	$5,972
Cash payments	(1,660)
Effect of foreign exchange rate changes	(62)
Balance at March 31, 2005	$4,250

(5) Convertible Senior Subordinated Debentures

On December 2, 2003, in a private placement we issued $175,000 of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  The Debentures accrue interest at a rate of 2.875% per year.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004.

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

(6) Bank Line of Credit and Term Loan

Bank Line of Credit – We have a revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  On March 31, 2005 we amended the line of credit to provide for a maximum borrowing amount of $65,000 which will reduce to $50,000 on September 30, 2005.  The line of credit is unsecured, unless borrowings exceed $40,000 for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The March 31, 2005 amendment provides that the fiscal quarters ended December 31, 2004 and June 30, 2005 shall be considered consecutive fiscal quarters and the fiscal quarter ended March 31, 2005 shall be excluded from any calculation made for purposes of determining whether our borrowings, which are presently unsecured, shall become secured under the credit facility.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On April 1, 2005, the bank’s prime rate was 5.75% and our rate for borrowing was 4.95%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of March 31, 2005.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15,000 in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At March 31, 2005, we had approximately $6,997 of outstanding letters of credit securing certain financial performance obligations.

Bank Term Loan - On April 9, 2004, we entered into a term loan with Wells Fargo in the amount of $6,000 that matures on September 30, 2006.  The term loan bears interest at the same rate as our line of credit.  This term loan is secured by certain computer hardware.  The outstanding principal balance of the term loan is due in equal monthly installments of $200.  At March 31, 2005, the term loan had an outstanding principal balance of $3,600.

(7) Shareholder’s Equity

Share Repurchase Program – During the three months ended March 31, 2005, we repurchased 280,000 shares of our common stock at a cost of $2,255.  At March 31, 2005, there were approximately 1,099,000 shares authorized by the board of directors for future repurchase under the plan.

(8) Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography. Effective December 31, 2004, we reorganized our domestic custom solution operations and have expanded our reportable segments to five: Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, Package Solutions and European Operations.  The Commercial Solutions, Federal Government Solutions and State & Local Government Solutions, collectively, were formerly known as our Custom Solutions segment.  These groups comprise our U.S. based CIBER branch offices that provide IT services and products in custom- developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, Federal or State & Local); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India operations are considered part of our Commercial Solutions segment.  Our Package Solutions segment is comprised of our U.S based CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) and supply chain management software from software vendors such as Oracle/PeopleSoft, Lawson and SAP.  Our European Operations segment represents our offices in Europe and Eastern Asia that provide a broad range of IT consulting services that include package software implementation, application development, systems integration and support services.

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

The following presents financial information about our reportable segments:

	Three months ended March 31,
	2004	2005
Total revenue:
Commercial Solutions	$84,177	$88,391
Federal Government Solutions	26,512	42,199
State & Local Government Solutions	25,084	31,170
Package Solutions	21,293	24,901
European Operations	23,922	53,443
Inter-segment	(933)	(539)
Total revenue	$180,055	$239,565

Income from operations:
Commercial Solutions	$6,391	$7,080
Federal Government Solutions	3,575	5,723
State & Local Government Solutions	2,012	2,318
Package Solutions	1,009	2,554
European Operations	1,513	2,266
Corporate expenses	(4,176)	(4,159)
Total	10,324	15,782
Amortization of intangibles	(609)	(1,580)
Operating income	$9,715	$14,202

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

Included in this Quarterly Report and elsewhere from time to time in other written and oral statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including, without limitation, the factors set forth in this Quarterly Report under the caption “FACTORS THAT MAY AFFECT FUTURE RESULTS OR THE MARKET PRICE OF OUR STOCK.”  As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  Additionally, we caution investors not to place undue reliance on any forward-looking statement as these statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three months ended March 31,
	2004	2005

Consulting services	96.2%	96.5%
Other revenue	3.8	3.5
Total revenue	100.0	100.0

Gross profit – consulting services	27.5	27.3
Gross profit – other revenue	25.9	43.9
Gross profit – total	27.4	27.9
Selling, general and administrative expenses	21.7	21.3
Operating income before amortization	5.7	6.6
Amortization of intangible assets	0.3	0.7
Operating income	5.4	5.9
Interest and other income (expense), net	0.0	(0.5)
Income before income taxes	5.4	5.4
Income tax expense	2.1	2.1
Net income	3.3%	3.3%

The following table sets forth certain operating data for our reportable segments:

	Three months ended March 31,
	2004	2005
	(In thousands)
Total Revenue:
Commercial Solutions	$84,177	$88,391
Federal Government Solutions	26,512	42,199
State & Local Government Solutions	25,084	31,170
Package Solutions	21,293	24,901
European Operations	23,922	53,443
Inter-segment	(933)	(539)
Total revenue	180,055	239,565

Income from operations:
Commercial Solutions	6,391	7,080
Federal Government Solutions	3,575	5,723
State & Local Government Solutions	2,012	2,318
Package Solutions	1,009	2,554
European Operations	1,513	2,266
Corporate expenses	(4,176)	(4,159)
Total	10,324	15,782
Amortization of intangibles	(609)	(1,580)
Operating income	9,715	14,202
Net interest and other income (expense)	64	(1,421)
Income before income taxes	9,779	12,781
Income tax expense	3,814	4,984
Net income	$5,965	$7,797

Three Months Ended March 31, 2005 as compared to Three Months Ended March 31, 2004

Total revenue for the three months ended March 31, 2005 increased 33% to $239.6 million from $180.1 million for the three months ended March 31, 2004.  The 2005 revenue growth primarily resulted from our 2004 acquisitions of SCB, Ascent and Novasoft which added approximately $60 million in incremental revenue to the first three months of 2005.  Excluding the incremental revenue contributed by the 2004 acquisitions, 2005 revenues would have increased by approximately 5% compared to the prior year.  2005 revenue was positively impacted by strong organic revenue growth in our Federal Government and Package segments, modest organic growth in our Commercial and European segments and offset slightly by decreased sales in our State & Local Government segment.  Our average number of billable consultants working during the quarter increased 30% to approximately 7,175 for the three months ended March 31, 2005 from approximately 5,500 for the three months ended March 31, 2004.  Other revenues increased to $8.5 million for the three months ended March 31, 2005 from $6.8 million for the three months ended March 31, 2004 due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by an approximate $700,000 decrease in domestic hardware and software sales.  Our average billing rate increased to approximately $75 per hour for the three months ended March 31, 2005 compared to approximately $72 per hour for the three months ended March 31, 2004.  Higher billing rates in our European segment, now a larger percentage of the overall revenue total, offset by lower billing rates associated with incremental revenue contributed by SCB, accounted for the majority of the increase.

In total, our gross profit percentage increased to 27.9% of revenue for the three months ended March 31, 2005 from 27.4% of revenue for the same period of 2004.  This increase is due to greatly improved gross profit on other revenue associated with incremental revenue contributed by Ascent and sales of their proprietary software product. Gross profit on services revenue declined slightly to 27.3% for the three months ended March 31, 2005 compared to 27.5% for the same period in 2004.  The decline in gross profit on services revenue was primarily due to expected lower margins on incremental revenue contributed by SCB, offset by higher margins in our Package segment due to improved productivity.

Selling, general and administrative expenses (“SG&A”) increased to $51.1 million for the three months ended March 31, 2005 from $39.1 million for the three months ended March 31, 2004 due to the incremental costs associated with our 2004 acquisitions.  As a percentage of sales, SG&A decreased to 21.3% for the three months ended March 31, 2005 from 21.7% for the same period in 2004, as we continued efforts to contain costs and leverage our existing overhead infrastructure.

Amortization of intangible assets increased to $1.6 million for the three months ended March 31, 2005 from $609,000 for the same period last year due to additional amortizable intangible assets, primarily customer relationships, resulting from our 2004 acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Our average line of credit balance was approximately $48 million for the three months ended March 31, 2005.  There were no borrowings under our line of credit during the three months ended March 31, 2004.  Interest income is primarily from cash held in our European subsidiaries.  Net interest expense totaled approximately $1.9 million for the three months ended March 31, 2005 compared to $1.3 million for the same period of the prior year.

Other income, net was $468,000 during the three months ended March 31, 2005 as compared to $1.4 million during the three months ended March 31, 2004.  Other income in 2005 consisted primarily of gains on foreign currency forward contracts totaling  $830,000, partially offset by foreign currency losses of $120,000, investment losses of $150,000 and minority interest expense of $62,000.  Other income in 2004 consisted primarily of gains on foreign currency forward contracts totaling $734,000 and foreign currency gains of $637,000.

Our effective tax rate was 39% for both the three months ended March 31, 2005 and the same period of the prior year.

Segments

Commercial Solutions

	Three months ended March 31,
	2004	2005
	(Dollars in thousands)
Consulting services	$82,715	$87,133
Other revenue	1,462	1,258
Total revenue	84,177	88,391
Gross profit-consulting services	21,925	23,369
Gross profit-other revenue	150	186
Gross profit-total	22,075	23,555
Operating income	6,391	7,080

Gross profit percentage-consulting services	26.5%	26.8%
Gross profit percentage-other revenue	10.3%	14.8%
Gross profit percentage-total	26.2%	26.6%
Operating income percentage	7.6%	8.0%

Commercial Solutions (“Commercial”) revenue grew by approximately 5% for the three months ended March 31, 2005 compared to the same period in the prior year and was positively impacted by our acquisitions of FullTilt (January 2004) and SCB (March 2004), which incrementally contributed approximately $4 million on a combined basis for the period.  Excluding the impact of acquisitions, Commercial revenue was flat for the three months ended March 31, 2005 compared to the same period of the prior year.  Excluding acquisitions, services revenue increased less than 1% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to a slight increase in average billable headcount and average billing rates, offset by slightly lower productivity.  Other revenue in the Commercial segment decreased by approximately $200,000 in the first three months of 2005 compared to the same period of 2004 due to a decrease in hardware sales.

Gross profit percentage on services revenue increased by 30 basis points to 26.8% for the three months ended March 31, 2005 compared to 26.5% for the three months ended March 31, 2004 due to our continued shift away from IT staffing toward higher-margin, project-based work.  Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, increased by approximately 450 basis points for the three months ended March 31, 2005 compared to the same period in 2004.  The 2005 increase was due to unusually high gross profit associated with a single product sale, and as a result, we expect the gross profit percentage on other revenue to return to 2004 levels in future periods.

Operating income percentage has been relatively consistent, with slight changes resulting primarily from changes in gross profit.

Our average billing rate was approximately $62 and $63 per hour for the three months ended March 31, 2004 and 2005, respectively, while our consultant utilization for the same periods was 94% and 93%.  Average consultant headcount for the Commercial segment was approximately 2,850 and 2,950 for the three months ended March 31, 2004 and 2005, respectively.

Federal Government Solutions

	Three months ended March 31,
	2004	2005
	(Dollars in thousands)
Consulting services	$26,512	$42,199
Other revenue	—	—
Total revenue	26,512	42,199
Gross profit-consulting services	6,525	10,096
Gross profit-other revenue	—	—
Gross profit-total	6,525	10,096
Operating income	3,575	5,723

Gross profit percentage-consulting services	24.6%	23.9%
Gross profit percentage-other revenue	—%	—%
Gross profit percentage-total	24.6%	23.9%
Operating income percentage	13.5%	13.6%

Federal Government Solutions (“Federal”) revenue increased significantly during the three months ended March 31, 2005 compared to the same period of 2004.  Our acquisition of SCB on March 1, 2004 contributed to the increase, adding incremental revenue of approximately $15 million and $5 million, respectively, to the three months ended March 31, 2005 and 2004.  Excluding the impact of the SCB acquisition, Federal revenue increased by approximately 27% for the three months ended March 31, 2005 as compared to the same period in the prior year.  The revenue increase is primarily due to increased spending, particularly in the areas of defense and homeland security within existing government agency clients, as well as the successful penetration of new agency accounts resulting in new contract wins.  While we do expect organic growth to continue in the Federal segment, we believe it is unlikely that this segment will grow at the same rate as recently experienced.

Gross profit percentage in the Federal segment decreased by 70 basis points for the three months ended March 31, 2005 to 23.9% compared to 24.6% for the three months ended March 31, 2004.  Our March 2004 acquisition of SCB accounted for the decline.  The majority of the Federal revenue contributed by SCB consists of long-term contracts with low bill rates and low gross margins.  Though gross margins are low on these contracts, the SG&A overhead structure is also low.  As a result, operating income as a percentage of revenue increased slightly to 13.6% for the three months ended March 31, 2005 compared to 13.5% for the same period in 2004.

Our average billing rate was approximately $52 and $51 per hour for the three months ended March 31, 2004 and 2005, respectively, while our consultant utilization rate for the same periods was 95% and 93%.  Average consultant headcount for the Federal segment was approximately 1,050 and 1,800 in 2004 and 2005, respectively.

State & Local Government Solutions

	Three months ended March 31,
	2004	2005
	(Dollars in thousands)
Consulting services	$22,563	$30,114
Other revenue	2,521	1,056
Total revenue	25,084	31,170
Gross profit-consulting services	6,371	8,336
Gross profit-other revenue	348	113
Gross profit-total	6,719	8,449
Operating income	2,012	2,318

Gross profit percentage-consulting services	28.2%	27.7%
Gross profit percentage-other revenue	13.8%	10.7%
Gross profit percentage-total	26.8%	27.1%
Operating income percentage	8.0%	7.4%

State & Local Government Solutions (“State & Local”) revenue increased by 24% for the three months ended March 31, 2005 compared to the same period in 2004, significantly benefiting from our acquisition of SCB on March 1, 2004.  Excluding the impact of that acquisition, State & Local operations overall revenue for the three months ended March 31, 2005 decreased by approximately 4% compared to the three months ended March 31, 2004; however, that decrease is attributed to a drop in low margin third-party hardware and software product sales classified as other revenue.  Consulting services revenue in this segment, net of the SCB acquisition, grew by approximately 3%.  The increase in services revenue is due primarily to modestly improving IT budgets in the state and local government marketplace.

The consulting services gross profit percentage in our State & Local segment for the three months ended March 31, 2005 decreased by approximately 50 basis points compared to the same period of 2004, as consultant utilization and average billing rates decreased.

Our average billing rate was approximately $74 and $72 per hour for the three months ended March 31, 2004 and 2005, respectively, while our consultant utilization for the same periods was 94% and 92%.  Average consultant headcount for the State & Local segment was approximately 675 and 925 for the three months ended March 31, 2004 and 2005, respectively.

Package Solutions

	Three months ended March 31,
	2004	2005
	(Dollars in thousands)
Consulting services	$19,398	$22,028
Other revenue	1,895	2,873
Total revenue	21,293	24,901
Gross profit-consulting services	5,336	6,624
Gross profit-other revenue	1,061	1,797
Gross profit-total	6,397	8,421
Operating income	1,009	2,554

Gross profit percentage-consulting services	27.5%	30.1%
Gross profit percentage-other revenue	56.0%	62.5%
Gross profit percentage-total	30.0%	33.8%
Operating income percentage	4.7%	10.3%

Package Solutions (“Package”) revenue for the three months ended March 31, 2005 increased by approximately 17% compared to the three months ended March 31, 2004.  The increase in 2005 revenue was due to organic growth of approximately 8% resulting from improved demand following the acquisition of PeopleSoft by Oracle.  The market for PeopleSoft implementation services was hindered in 2004 due to the uncertainty around Oracle’s bid to acquire

PeopleSoft.  Firms that had purchased PeopleSoft software licenses were reluctant to engage firms like CIBER to implement that software until there was clarity around the outcome of Oracle’s takeover attempt.  Now that the acquisition is complete, it appears that demand is improving for PeopleSoft implementation services.  In addition to organic growth in the Package segment, the three month period ended March 31, 2005 also benefited from our acquisition of a single office operation specializing in SAP implementations.  This acquisition closed at the beginning of January 2005 and contributed revenue of approximately $1.8 million for the three months ended March 31, 2005.

Gross profit as a percentage of services revenue in the Package segment improved by 260 basis points in the three months ended March 31, 2005 to 30.1% compared to 27.5% in the three months ended March 31, 2004.  Improved utilization combined with the absence of project overruns in 2005, contributed to the increase.  Gross profit on other revenue, which consists of commissions earned on the resale of certain hardware products, also improved for the three months ended March 31, 2005 compared to the margin earned in the three months ended March 31, 2004, increasing to 62.5% in 2005 compared to 56.0% in 2004.  Overall gross profit improved by 380 basis points to 33.8% for the three months ended March 31, 2005 compared to 30.0% for the same period of 2004.

The revenue increase and gross profit percentage improvement had a dramatic impact on operating income margins, which improved by 560 basis points to 10.3% for the three months ended March 31, 2005 compared to 4.7% for the same period in 2004.

Our average billing rate was approximately $145 and $150 per hour for the three months ended March 31, 2004 and 2005, respectively, while our consultant utilization for the same periods was 69% and 76%.  Average consultant headcount for the Package segment was approximately 375 and 400 for the three months ended March 31, 2004 and 2005, respectively.  The small acquisition mentioned previously added approximately 30 consultants.

European Operations

	Three months ended March 31,
	2004	2005
	(Dollars in thousands)
Consulting services	$23,034	$50,140
Other revenue	888	3,303
Total revenue	23,922	53,443
Gross profit-consulting services	7,023	14,911
Gross profit-other revenue	190	1,633
Gross profit-total	7,213	16,544
Operating income	1,513	2,266

Gross profit percentage-consulting services	30.5%	29.7%
Gross profit percentage-other revenue	21.4%	49.4%
Gross profit percentage-total	30.2%	31.0%
Operating income percentage	6.3%	4.2%

Our European Operations (“European”) segment revenue increased significantly in the three months ended March 31, 2005.  Our acquisitions of Ascent in May 2004 and Novasoft in September 2004 contributed all of the increase.  Combined, Ascent and Novasoft contributed revenue of approximately $29.5 million for the three months ended March 31, 2005.  Excluding the impact of acquisitions, overall European revenue was essentially flat for the first three months of 2005 compared to the same period of 2004, however consulting services revenue increased organically by approximately 3%.  This organic increase in consulting services revenue includes the impact of foreign currency rates vs. the U.S. Dollar, which we estimate contributed approximately $230,000 to the 2005 revenue increase.  Excluding the impact of foreign exchange rate changes, our European segment had organic consulting services revenue growth of approximately 2% in 2005.  Other revenue in 2005 consists primarily of Ascent’s sales of proprietary and third-party software products.

Gross profit percentage on services decreased 80 basis points for the three months ended March 31, 2005 to 29.7% compared to 30.5% for the three months ended March 31, 2004.  The increase in total gross profit percentage is due to higher gross margins associated with the revenue contributed by Ascent and Novasoft, offset by lower margins associated with our other European operations that were hurt in the quarter by a project overrun in our Denmark office.

Operating income as a percentage of revenue declined in the three months ended March 31, 2005 due to higher operating margin businesses, and also reductions in SG&A payroll costs and office rent.

Our average billing rate was approximately $123 and $126 per hour for the three months ended March 31, 2004 and 2005, respectively, while our consultant utilization for the same periods was 72% and 71%.  Average consultant headcount for the European segment was approximately 525 and 1,100 in the three months ended March 31, 2004 and 2005, respectively.

Liquidity and Capital Resources

At March 31, 2005, we had $133.9 million of working capital and a current ratio of 2.1:1. Historically, we have used our operating cash flow plus the periodic sales of stock and borrowings under our line of credit to finance our operations and business combinations.  In December 2003 we sold $175 million of Convertible Senior Subordinated Debentures.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Three months ended March 31,
	2004	2005
	(In thousands)
Net cash used in:
Operating activities	$(6,235)	$(4,381)
Investing activities	(55,163)	(8,532)
Financing activities	(31,851)	(8,750)
Effect of foreign exchange rates on cash	(763)	(1,383)
Net decrease in cash and equivalents	$(94,012)	$(23,046)

Our balance of cash and cash equivalents was $21.4 million at March 31, 2005 as compared to a balance of $44.4 million at December 31, 2004.  At both March 31, 2005 and December 31, 2004, substantially all of our cash balance was maintained by our European subsidiaries, of which approximately $13.3 million at March 31, 2005 was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of their cash, outside of their business opportunities or needs, is limited.

Total accounts receivable increased to $210.2 million at March 31, 2005 from $206.1 million at December 31, 2004, primarily due to an increase in our European accounts receivable balance.  Total accounts receivable days sales outstanding (“DSO”) was 80 days on both March 31, 2005 and December 31, 2004.  Changes in accounts receivable DSO have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period affecting our liquidity.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used cash of $53.8 million for acquisitions in the first quarter of 2004 as compared to only $6.4 million used for acquisitions in 2005.  Spending on property and equipment increased to $2.1 million in 2005 from $1.4 million in 2004 as we made investments in our CIBERsites locations, as well as client project-related assets.

Financing activities are primarily comprised of cash used for the repayment of acquired debt and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  During the three months ended March 31, 2004, we repaid $33.1 million of debt acquired in connection with our SCB acquisition.  We purchased $2.3 million of treasury stock during the three months ended March 31, 2005 as compared to $2.0 million for the same period of the prior year.  The cash provided by sales of stock under our employee stock purchase plan and options exercised decreased to $1.8 million during the three months ended March 31, 2005 compared to $3.3 million during the three months ended March 31, 2004.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

In 2005, we continued the repurchase of our common stock under our share repurchase program.  At March 31, 2005, we had authorization for the repurchase of approximately 1.1 million shares remaining.  We may continue to use cash to repurchase our common stock.

In early 2005, we increased our ownership in Novasoft to 95% and we announced our intentions to attempt to acquire all of the remaining Novasoft minority interest shares.  We expect the cost to acquire all of the minority interest shares would be approximately $6-$7 million.

Convertible Senior Subordinated Debentures - In a private placement on December 2, 2003, we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.

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

Bank Line of Credit – We have a revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  On March 31, 2005 we amended the line of credit to provide for a maximum borrowing amount of $65 million which will reduce to $50 million on September 30, 2005.  The line of credit is unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The March 31, 2005 amendment provides that the fiscal quarters ended December 31, 2004 and June 30, 2005 shall be considered consecutive fiscal quarters and the fiscal quarter ended March 31, 2005 shall be excluded from any calculation made for purposes of determining whether our borrowings, which are presently unsecured, shall become secured under the credit facility.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On April 1, 2005, the bank’s prime rate was 5.75% and our rate for borrowing was 4.95%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (ratio of Total Funded Indebtedness divided by EBITDA) of 4.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of March 31, 2005.  Certain elements of these ratios are defined below.

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

Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and amends SFAS No. 95, “Statement of Cash Flows.”  The Company must adopt SFAS 123R effective January 1, 2006, at which time the Company must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received.  The cost of the equity instruments is to be measured based on the grant-date fair value of the instruments and is required to be recognized over the period during which employees are required to provide services.  Under the “modified prospective” transition method that we expect to apply upon adoption, compensation cost will be recognized for all awards granted subsequent to the effective date of SFAS 123R, as well as for the unvested portion of the awards outstanding as of the effective date.  The implementation of the provisions of SFAS 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS 123R will reduce our 2006 net income by approximately $0.9 million to $1.2 million.

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

Collectibility of accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At March 31, 2005, we had gross accounts receivable of $211.5 million and our allowance for doubtful accounts was $1.3 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  Historically, our bad debt expense has been a very small percentage of our total revenue as most of our revenues are from large credit-worthy Fortune 500 companies and governments.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

Valuation of goodwill – At March 31, 2005, we had $416.4 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but is subject to annual impairment testing.  The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated.  The estimation of fair value requires significant judgment.  Any loss resulting from an impairment test would be reflected in operating income in our statement of operations.

Valuation of other intangible assets - In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  We often use third parties to assist us with such valuations.  At March 31, 2005, we had $30.4 million of other intangible assets.  In addition, these intangible assets are amortized over our best estimate of their useful life.

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

We estimate that approximately 10-15% of our total revenue is from engagements performed in accordance with fixed-price contracts.  Revenue for these types of engagements is recognized based on the estimated percentage of completion determined generally by costs incurred relative to total estimated costs.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for completing the project.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the project.  The cumulative impact of any adjustments in estimated revenue and cost are recognized as necessary in the period during which the facts causing the adjustment become known.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.  Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

Financial and operational risks of our international operations could result in a decline in revenue and profitability.

We have continued to expand our international operations and estimate that our foreign operations currently represent approximately 22% of our total revenue.  We presently have offices in 17 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

•                  multiple and possible overlapping or conflicting tax laws;

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

Our aggregate level of indebtedness increased in December 2003 in connection with our issuance of $175 million of Convertible Senior Subordinated Debentures (“Debentures”) due 2023.  The terms of the Debentures permit us to incur additional debt, including secured debt, and to repurchase our common stock.  Additionally, the limited covenants applicable to the Debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations.  We also have a $65 million bank revolving line of credit that expires on September 30, 2007.  We have used borrowings under our line of credit to finance some of our acquisitions.  This credit facility contains specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of dividends.  Additionally, it requires CIBER to maintain specified financial covenants, including an asset coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charges coverage ratio.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit that have been waived by our lender.  If we fail to comply with any covenants in the future, however, we may not be able to obtain a waiver and could be in default under our credit agreement.

In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  As of March 31, 2005, we had approximately $219.3 million of outstanding indebtedness and had the ability to incur approximately $17 million of additional debt under our revolving credit facility.  We may obtain additional long-term debt and working capital lines of credit to meet our future financing needs, which would have the effect of increasing our total leverage.

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

Some of our government clients, largely in the state and local market, may require us to provide surety bonds or letters of credit as a condition of being awarded a new engagement.  We cannot be certain that surety bonds or letters of credit will be available to us on acceptable terms, if at all.  If we cannot obtain surety bonds or letters of credit on acceptable terms, we may be unable to obtain additional client engagements that require them, which could negatively impact our ability to grow our business and adversely affect our business, financial condition and results of operations.  As of March 31, 2005, we had approximately $15 million of outstanding surety bonds and approximately $800,000 of outstanding letters of credit supporting client engagements for which we may be required to make future payment.  The issuer of our outstanding surety bonds requires that we post a letter of credit as collateral to support these possible obligations.  We have a $6 million letter of credit outstanding to support our current surety program.  The surety company may, at its discretion, require us to provide additional collateral as a condition for future surety bond issuances.  We cannot be certain that such collateral will be available if needed.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2005, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2004.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of March 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our common stock made during the three months ended March 31, 2005.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)

January 2005	110,000	$8.82	110,000	1,269,437
February 2005	65,000	7.87	65,000	1,204,437
March 2005	105,000	7.37	105,000	1,099,437
Total	280,000	$8.05	280,000

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In total, 11,388,591 shares have been authorized under this program since its inception.

ITEM 6.                 Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date: May 2, 2005	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date: May 2, 2005	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer