Form 10-Q
period 2005-06-30
CIBER INC
filed 2005-08-09
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

☒ Yes    ☐ No

As of June 30, 2005, there were 62,557,944 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc. and Subsidiaries

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Consulting services	$199,933	$231,658	$373,222	$462,731
Other revenue	8,345	9,297	15,111	17,789
Total revenue	208,278	240,955	388,333	480,520

Cost of consulting services	144,356	169,372	269,971	337,285
Cost of other revenue	6,176	5,185	11,193	9,947
Selling, general and administrative expenses	42,808	51,619	81,907	102,727
Amortization of intangible assets	1,007	1,479	1,616	3,059
Operating income	13,931	13,300	23,646	27,502
Interest income	182	269	416	586
Interest expense	(1,668)	(2,235)	(3,221)	(4,441)
Other income (expense), net	553	(535)	1,936	(67)
Income before income taxes	12,998	10,799	22,777	23,580
Income tax expense	5,068	4,207	8,882	9,191
Net income	$7,930	$6,592	$13,895	$14,389

Earnings per share – basic	$0.13	$0.11	$0.23	$0.23

Earnings per share – diluted	$0.12	$0.10	$0.21	$0.22

Weighted average shares – basic	60,279	62,556	59,760	62,602

Weighted average shares – diluted	74,297	72,447	73,874	72,497

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2004	June 30, 2005
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$44,446	$28,207
Accounts receivable, net of allowances of $2,070 and $1,219	206,108	209,074
Prepaid expenses and other current assets	18,163	16,646
Income taxes refundable	743	1,145
Deferred income taxes	5,421	4,823
Total current assets	274,881	259,895

Property and equipment, at cost	61,308	64,437
Less accumulated depreciation and amortization	(34,563)	(38,960)
Net property and equipment	26,745	25,477

Goodwill	417,663	410,954
Other intangible assets, net	31,982	28,028
Deferred income taxes	879	1,002
Other assets	6,522	6,796
Total assets	$758,672	$732,152

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,200	$26,984
Accrued compensation and related liabilities	46,491	53,666
Other accrued expenses and liabilities	35,570	29,413
Deferred revenue	12,435	12,251
Bank term loan – current portion	2,400	2,400
Income taxes payable	10,914	8,424
Total current liabilities	136,010	133,138

Bank line of credit	48,704	29,334
Bank term loan – long-term portion	1,800	600
Other long-term liabilities	2,500	1,149
Deferred income taxes	13,118	15,873
Long-term debentures	175,000	175,000
Total liabilities	377,132	355,094

Minority interest	3,877	2,868
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	267,549	267,681
Retained earnings	107,808	120,902
Accumulated other comprehensive income	20,647	3,351
Treasury stock, 2,163 and 2,147 shares at cost	(18,988)	(18,391)
Total shareholders’ equity	377,663	374,190
Total liabilities and shareholders’ equity	$758,672	$732,152

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2005
	(In thousands)
Operating activities:
Net income	$13,895	$14,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,544	5,706
Amortization of intangible assets	1,616	3,059
Deferred income tax expense	4,414	1,840
Provision for doubtful receivables	124	303
Other, net	1,661	1,930
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(11,737)	(7,407)
Other current and long-term assets	712	(103)
Accounts payable	(758)	(304)
Accrued compensation and related liabilities	(4,605)	8,539
Other accrued expenses and liabilities	(7,725)	(7,368)
Income taxes payable/refundable	4,473	(1,737)
Net cash provided by operating activities	6,614	18,847

Investing activities:
Acquisitions, net of cash acquired	(73,547)	(6,559)
Purchases of property and equipment, net	(3,149)	(4,197)
Net cash used in investing activities	(76,696)	(10,756)

Financing activities:
Employee stock purchases and options exercised	4,947	3,145
Purchases of treasury stock	(5,958)	(4,120)
Repayment of debt of acquired companies	(52,628)	—
Borrowings on long-term bank line of credit	51,916	169,663
Payments on long-term bank line of credit	(51,916)	(189,033)
Minority shareholder capital contribution	—	271
Borrowings on term note	6,000	—
Payments on term note	(600)	(1,200)
Net cash used in financing activities	(48,239)	(21,274)
Effect of foreign exchange rate changes on cash	(1,337)	(3,056)
Net decrease in cash and cash equivalents	(119,658)	(16,239)
Cash and cash equivalents, beginning of period	132,537	44,446
Cash and cash equivalents, end of period	$12,879	$28,207

Non-cash activities:
Value of shares and options issued for acquisitions	$14,448	$186
Note forgiveness as acquisition consideration	1,174	—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands)

Balances at January 1, 2005	64,705	$647	$267,549	$107,808	$20,647	$(18,988)	$377,663
Net income	—	—	—	14,389	—	—	14,389
Foreign currency translation	—	—	—	—	(17,296)	—	(17,296)
Comprehensive loss							(2,907)
Acquisition consideration	—	—	—	12	—	174	186
Employee stock purchases and options exercised	—	—	—	(1,300)	—	4,445	3,145
Tax benefit from exercise of stock options	—	—	132	—	—	—	132
Stock compensation expense		—	—	(7)	—	98	91
Purchases of treasury stock	—	—	—	—	—	(4,120)	(4,120)
Balances at June 30, 2005	64,705	$647	$267,681	$120,902	$3,351	$(18,391)	$374,190

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2005.

Stock-based Compensation.  As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB 25)”.  We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock.  We recorded compensation expense of $29 and $91 for the six months ended June 30, 2004 and 2005, respectively, for grants of common stock.  No compensation expense has been recorded for stock options as all options had an exercise price equal to the market value of our common stock on the date of issuance.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value method of SFAS 123.

		Three months ended June 30,		Six months ended June 30,
		2004	2005	2004	2005
Net income, as reported		$7,930	$6,592	$13,895	$14,389
Stock-based compensation expense determined under the fair value-based method, net of related tax effects		(1,301)	(1,056)	(2,394)	(4,348)
Pro forma net income		$6,629	$5,536	$11,501	$10,041

Earnings per share – basic:	As reported	$0.13	$0.11	$0.23	$0.23
	Pro forma	$0.11	$0.09	$0.19	$0.16

Earnings per share – diluted:	As reported	$0.12	$0.10	$0.21	$0.22
	Pro forma	$0.10	$0.09	$0.18	$0.16

During the first quarter of 2005, we accelerated the vesting on approximately 914,000 employee stock options, the exercise prices for which were greater than the market price of our stock on the days that the accelerations occurred.  The impact of the accelerations is reflected in the 2005 stock-based compensation expense under the fair value method presented above.  We accelerated the vesting on these stock options to avoid future expense related to these options when we are required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006.  We have taken this action because, as a result of the issuance of SFAS 123R, we have changed our practices surrounding the issuance of equity-based instruments to employees.  Had the provisions of SFAS 123R been in effect previously, we believe our prior practices surrounding employee equity instruments would have been different.

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123.  SFAS 123R also supersedes APB 25 and its related implementation guidance and amends Statement No. 95, “Statement of Cash Flows.”  SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of all awards of equity instruments, including stock options, to employees.  Expense is to be recognized over the period during which employees are required to provide service.  Under the modified prospective transition method we expect to apply, compensation cost will be recognized after the date of adoption for: 1) the portion of outstanding awards granted prior to the adoption of SFAS 123R for which service has not yet been rendered, and 2) all subsequent share-based awards.  The implementation of the provisions of SFAS 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS 123R will reduce our 2006 net income by approximately $900 to $1,200.

Minority Interest.  At June 30, 2005, we owned 95% of the net outstanding shares of Novasoft AG (“Novasoft”).  In addition, we have two international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.  For the six months ended June 30, 2004 and 2005, we recognized income from minority shareholders of $286 and expense from minority shareholders of $128, respectively.

Foreign Exchange Instruments.  From time to time, we enter into foreign exchange forward contracts to protect against the foreign exchange risk associated with the expected income of our European Operations segment.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk.  We manage credit risk through careful selection of the financial institution utilized as the counterparty.  We have not entered into any derivatives designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts, are included in “other income, net” in the consolidated statement of operations.  Net gains of $734 and $830 were recognized during the six months ended June 30, 2004 and 2005, respectively.

(2) Earnings Per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  Prior to December 31, 2004, we did not include shares related to the Debentures in the calculation of diluted weighted average shares outstanding, as the conversion triggers were substantive and had not been met.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which was effective for periods ending after December 15, 2004, the dilutive effect of our Debentures are now included in our diluted earnings per share calculation.  As required by EITF 04-8 effective December 31, 2004, we retroactively restated our diluted earnings per share for the first three quarters of 2004.  Such restatement is reflected in our computation of earnings per share in the table below.  Prior to the restatement for EITF 04-8, diluted weighted average shares outstanding and diluted earnings per share were 61,467,000 and $0.13 for the three months ended June 30, 2004, and were 61,044,000 and $0.23 for the six months ended June 30, 2004.

For purposes of our 2004 diluted earnings per share calculations, we assumed that the Debentures had been fully converted to shares, the result of which would require us to issue approximately 12,830,000 shares of our common stock.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares.  As a result, our calculations of diluted earnings per share after that date have assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax costs for interest and debt fee amortization expense on the Debentures.

On July 20, 2005, we amended our irrevocable election to settle 100% of the principal amount of the Debentures in cash and not in shares.  As a result, our calculation of diluted earnings per share for the three months ending September 30, 2005 will include a significantly smaller number of dilutive shares related to the Debentures, or approximately 1,952,000 shares, which represents the 8,981,000 shares prorated for the period prior to our amended election.  Subsequent calculations of diluted earnings per share will not include any shares related to the conversion of the Debentures.

Our computation of earnings per share – basic and diluted is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Numerator:
Net income, as reported	$7,930	$6,592	$13,895	$14,389
Interest and amortization expense related to the Debentures, net of related tax effects	958	661	1,915	1,321
Net income assuming dilution	$8,888	$7,253	$15,810	$15,710
Denominator (shares in thousands):
Basic weighted average shares outstanding	60,279	62,556	59,760	62,602
Dilutive effect of Debentures	12,830	8,981	12,830	8,981
Dilutive effect of employee stock options	1,188	910	1,284	914
Diluted weighted average shares outstanding	74,297	72,447	73,874	72,497

Earnings per share – basic	$0.13	$0.11	$0.23	$0.23
Earnings per share – diluted	$0.12	$0.10	$0.21	$0.22

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 2,006,000 and 3,592,000 for the three months ended June 30, 2004 and 2005, respectively, and 1,855,000 and 3,559,000 for the six months ended June 30, 2004 and 2005, respectively.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income	$7,930	$6,592	$13,895	$14,389
Foreign currency translation adjustments	79	(9,172)	(440)	(17,296)
Comprehensive income (loss)	$8,009	$(2,580)	$13,455	$(2,907)

(4) Acquisitions

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

During the first quarter of 2005, we acquired approximately another 1% of the net outstanding shares of Novasoft for consideration of $1,200, bringing our total ownership percentage to 95%.

Also during the first quarter of 2005, we acquired the interest held by a minority shareholder in one of our foreign subsidiaries for total consideration of approximately $1,664, which included approximately 20,000 shares of CIBER common stock valued at approximately $186.

On July 6, 2005, we acquired an India-based professional services firm specializing in custom application development.  The results of the acquired operation will be included in our consolidated financial statements during the upcoming third quarter of 2005.  The purchase price paid on July 6, 2005 was $2,450 and the purchase agreement includes the possibility of future earn-out payments totaling $600 to be paid over the next two years.

(5) Goodwill

Our goodwill is assigned to individual segments and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a segment’s carrying amount is greater than its fair value. As of June 30, 2005, we performed our annual impairment review by business segment and determined that there was no impairment.

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	Commercial Solutions	Federal Solutions	State & Local Gov’t. Solutions	Package Solutions	European Operations	Total
Balance at December 31, 2004	$131,822	$74,616	$42,282	$38,171	$130,772	$417,663
Acquisitions	—	—	—	3,185	2,735	5,920
Effect of foreign exchange rate changes	—	—	—	—	(12,629)	(12,629)
Balance at June 30, 2005	$131,822	$74,616	$42,282	$41,356	$120,878	$410,954

(6) Accrued lease costs

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve during the six months ended June 30, 2005, consists of the following:

Balance at January 1, 2005	$5,972
Cash payments	(2,575)
Benefit to cost and expense	(82)
Effect of foreign exchange rate changes	(150)
Balance at June 30, 2005	$3,165

(7) Convertible Senior Subordinated Debentures

On December 2, 2003, in a private placement, we issued $175 million of 2.875% Convertible Senior Subordinated Debentures (“Debentures”) due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  The Debentures accrue interest at a rate of 2.875% per year.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2004.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per thousand dollars principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per one thousand dollars principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of one thousand dollars principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares.  On July 20, 2005, we amended our irrevocable election to settle 100% of the principal amount of the Debentures in cash and not in shares.  As a result, upon conversion we will deliver cash in lieu of our common stock.

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

(8) Bank Line of Credit

Bank Line of Credit – We have a revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  On July 11, 2005 we amended the line of credit to provide for a maximum borrowing amount of $70 million which will reduce to $60 million on December 31, 2005.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On July 1, 2005, the bank’s prime rate was 6.25% and our rate for borrowing was 5.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of June 30, 2005.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and the terms prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At June 30, 2005, we had $6,623 of outstanding letters of credit securing certain financial performance obligations.

(9) Shareholder’s Equity

Share Repurchase Program – During the six months ended June 30, 2005, we repurchased 525,000 shares of our common stock at a cost of $4,120.  At June 30, 2005, there were approximately 854,000 shares authorized by the board of directors for future repurchase under the plan.

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

The following presents financial information about our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Total revenue:
Commercial Solutions	$89,644	$88,604	$173,821	$176,995
Federal Government Solutions	39,161	41,733	65,673	83,932
State & Local Government Solutions	31,824	30,787	56,907	61,957
Package Solutions	22,442	26,350	43,734	51,251
European Operations	25,901	54,059	49,822	107,502
Inter-segment	(694)	(578)	(1,624)	(1,117)
Total revenue	$208,278	$240,955	$388,333	$480,520

Income from operations:
Commercial Solutions	$7,594	$7,156	$13,985	$14,236
Federal Government Solutions	5,346	5,179	8,921	10,902
State & Local Government Solutions	2,943	1,622	4,955	3,940
Package Solutions	2,011	2,843	3,021	5,397
European Operations	2,215	2,274	3,729	4,540
Corporate expenses	(5,171)	(4,295)	(9,349)	(8,454)
Total	14,938	14,779	25,262	30,561
Amortization of intangibles	(1,007)	(1,479)	(1,616)	(3,059)
Operating income	$13,931	$13,300	$23,646	$27,502

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

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Consulting services	96.0%	96.1%	96.1%	96.3%
Other revenue	4.0	3.9	3.9	3.7
Total revenue	100.0	100.0	100.0	100.0

Gross profit – consulting services	27.8	26.9	27.7	27.1
Gross profit – other revenue	26.0	44.2	25.9	44.1
Gross profit – total	27.7	27.5	27.6	27.7
Selling, general and administrative expenses	20.5	21.4	21.1	21.3
Operating income before amortization	7.2	6.1	6.5	6.4
Amortization of intangible assets	0.5	0.6	0.4	0.7
Operating income	6.7	5.5	6.1	5.7
Interest and other income (expense), net	(0.5)	(1.0)	(0.2)	(0.8)
Income before income taxes	6.2	4.5	5.9	4.9
Income tax expense	2.4	1.8	2.3	1.9
Net income	3.8%	2.7%	3.6%	3.0%

The following table sets forth certain operating data for our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands)
Total revenue:
Commercial Solutions	$89,644	$88,604	$173,821	$176,995
Federal Government Solutions	39,161	41,733	65,673	83,932
State & Local Government Solutions	31,824	30,787	56,907	61,957
Package Solutions	22,442	26,350	43,734	51,251
European Operations	25,901	54,059	49,822	107,502
Inter-segment	(694)	(578)	(1,624)	(1,117)
Total revenue	208,278	240,955	388,333	480,520

Income from operations:
Commercial Solutions	7,594	7,156	13,985	14,236
Federal Government Solutions	5,346	5,179	8,921	10,902
State & Local Government Solutions	2,943	1,622	4,955	3,940
Package Solutions	2,011	2,843	3,021	5,397
European Operations	2,215	2,274	3,729	4,540
Corporate expenses	(5,171)	(4,295)	(9,349)	(8,454)
Total	14,938	14,779	25,262	30,561
Amortization of intangibles	(1,007)	(1,479)	(1,616)	(3,059)
Operating income	13,931	13,300	23,646	27,502
Net interest and other income (expense)	(933)	(2,501)	(869)	(3,922)
Income before income taxes	12,998	10,799	22,777	23,580
Income tax expense	5,068	4,207	8,882	9,191
Net income	$7,930	$6,592	$13,895	$14,389

Three Months Ended June 30, 2005 as compared to Three Months Ended June 30, 2004

Total revenue for the three months ended June 30, 2005 increased 16% to $241.0 million from $208.3 million for the quarter ended June 30, 2004.  The 2005 revenue growth primarily resulted from our 2004 acquisitions of Ascent and Novasoft which added approximately $26 million in incremental revenue to the second quarter of 2005.  Excluding the incremental revenue contributed by our Ascent and Novasoft acquisitions, revenue for the second quarter of 2005 would have increased by approximately 3% compared to the same period of the prior year.  2005 revenue was positively impacted by strong organic revenue growth in our Federal Government and Package segments, modest organic growth in our Commercial and European segments and offset slightly by decreased sales in our State & Local Government segment.  Our average number of billable consultants working during the quarter increased 9% to approximately 7,150 for the three months ended June 30, 2005 from approximately 6,575 for the three months ended June 30, 2004.  Other revenue increased to $9.3 million for the three months ended June 30, 2005 from $8.3 million for the three months ended June 30, 2004 due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by an approximate $1.5 million decrease in domestic hardware and software sales.  Our average billing rate increased to approximately $75 per hour for the three months ended June 30, 2005 compared to approximately $70 per hour for the three months ended June 30, 2004.  Higher billing rates in our European segment, now a larger percentage of the overall revenue total, plus slightly higher billing rates in our Commercial and Federal segments, accounted for the majority of the increase.

In total, our gross profit percentage decreased slightly to 27.5% of revenue for the three months ended June 30, 2005 from 27.7% of revenue for the same period of 2004.  Gross profit on services revenue declined to 26.9% for the three months ended June 30, 2005 compared to 27.8% for the same period in 2004.  The decline in gross profit on services revenue was primarily due to lower margins in our European segment that experienced losses on two projects in our Denmark office.  Losses on that project negatively impacted overall gross profit on services by approximately 60 basis points in the June 2005 quarter.

Selling, general and administrative expenses (“SG&A”) increased to $51.6 million for the three months ended June 30, 2005 from $42.8 million for the three months ended June 30, 2004 due to the incremental costs associated with our 2004 acquisitions.  In addition to the incremental SG&A associated with our 2004 acquisitions, we also made investments in our domestic low-cost development center known as CIBERsites, as well as increased investments in our offshore operations delivered by CIBER India Private Limited.  Combined, these two areas of investment added approximately $1.2 million of incremental cost to our overall June 2005 SG&A expense.  As a percentage of sales, SG&A increased to 21.4% for the three months ended June 30, 2005 from 20.5% for the same period in 2004.

Amortization of intangible assets increased to $1.5 million for the three months ended June 30, 2005 from $1.0 million for the same period last year due to additional amortizable intangible assets, primarily customer relationships, resulting from our 2004 acquisitions.

Interest income and expense fluctuates based on our average amounts borrowed.  In addition to our outstanding Debentures, our average line of credit balance was approximately $44 million for the three months ended June 30, 2005 as compared to $4 million for the same period of 2004.  Interest income is primarily from cash held in our European subsidiaries.  Net interest expense totaled approximately $2.0 million for the three months ended June 30, 2005 compared to $1.5 million for the same period of the prior year.

Other expense, net was $535,000 during the three months ended June 30, 2005 as compared to other income, net of $553,000 during the three months ended June 30, 2004.  Other expense in the second quarter of 2005 consisted primarily of losses due to foreign exchange rate fluctuations of $456,000 and minority interest expense of $66,000.  Other income in 2004 consisted primarily of minority interest income of $286,000 and foreign currency gains of $185,000.

Our effective tax rate was 39.0% for both the three months ended June 30, 2005 and 2004.

Six Months Ended June 30, 2005 as compared to Six Months Ended June 30, 2004

Total revenue for the six months ended June 30, 2005 increased 24% to $480.5 million from $388.3 million for the six months ended June 30, 2004.  The 2005 revenue growth primarily resulted from our 2004 acquisitions of SCB, Ascent and Novasoft along with the 2005 acquisition of a small single office SAP practice.  Collectively, these acquisitions added approximately $80 million in incremental revenue to the first six months of 2005 compared to the same period in 2004.  Excluding the incremental revenue contributed by the 2004 acquisitions, revenue for the six months ended June 30, 2005 would have increased by approximately 3% compared to the same period of the prior year.  2005 revenue was positively impacted by strong organic revenue growth in our Federal Government, Package and European segments, modest organic growth in our Commercial and European segments, and offset by slightly decreased sales in our State & Local Government segment.  Our average number of billable consultants increased 18% to approximately 7,175 for the six months ended June 30, 2005 from approximately 6,100 for the six months ended June 30, 2004.  Other revenue increased to $17.8 million for the six months ended June 30, 2005 from $15.1 million for the six months ended June 30, 2004 due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by an approximate $2.3 million decrease in domestic hardware and software sales, due to a decrease in sales to a large State & Local client.  Our average billing rate increased to approximately $75 per hour for the six months ended June 30, 2005 compared to approximately $72 per hour for the six months ended June 30, 2004.  Higher billing rates in our European segment, now a larger percentage of the overall revenue total, plus higher billing rates in our Commercial and Package segments, accounted for the majority of the increase.

In total, our gross profit percentage increased slightly to 27.7% of revenue for the six months ended June 30, 2005 from 27.6% of revenue for the same period of 2004.  This increase is due to greatly improved gross profit on other revenue associated with incremental revenue contributed by Ascent and sales of their proprietary software product.

Gross profit on services revenue declined to 27.1% for the six months ended June 30, 2005 compared to 27.7% for the same period in 2004.  The decline in gross profit on services revenue was primarily due to lower margins on incremental revenue contributed by SCB within our State & Local segment, lower margins in our European segment due to losses on a project in our Denmark office, offset by higher margins in our Package segment due to improved productivity.

Selling, general and administrative expenses (“SG&A”) increased to $102.7 million for the six months ended June 30, 2005 from $81.9 million for the six months ended June 30, 2004 primarily due to our 2004 acquisitions.  As a percentage of sales, SG&A increased slightly to 21.3% for the six months ended June 30, 2005 compared to 21.1% for the first six months of 2004. The increase is due primarily to expected higher SG&A costs in our European segment, now a larger percentage of our overall business due to our acquisitions of Ascent and Novasoft, and to a lesser extent, due to investments we are making in our low-cost domestic delivery center, CIBERsites.

Amortization of intangible assets increased to $3.1 million for the six months ended June 30, 2005 from $1.6 million for the same period last year, due to additional amortizable intangible assets, primarily customer relationships, resulting from our 2004 acquisitions.

Interest income and expense fluctuates based on our average amounts borrowed.  In addition to our outstanding Debentures, our average line of credit balance was approximately $46 million for the six months ended June 30, 2005 as compared to $2 million for the same period of 2004.  Interest income is primarily from cash held in our European subsidiaries.  Net interest expense totaled approximately $3.9 million for the six months ended June 30, 2005 compared to $2.8 million for the same period of the prior year.

Other expense, net of $67,000 was recorded during the six months ended June 30, 2005 as compared to other income, net of $1.9 million during the same period of 2004.   The 2005 amount was primarily comprised of gains on foreign currency forward contracts of $830,000, offset by foreign currency losses of $576,000, minority interest expense of $128,000 and investment losses of $150,000.  The 2004 income resulted from foreign currency gains of $822,000, as well as gains on foreign currency forward contracts of $734,000 and minority interest income of $286,000.

Our effective tax rate was 39.0% for both the six months ended June 30, 2005 and 2004.

Segments

Commercial Solutions

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$87,608	$87,123	$170,322	$174,256
Other revenue	2,036	1,481	3,499	2,739
Total revenue	89,644	88,604	173,821	176,995
Gross profit-consulting services	23,376	23,270	45,301	46,639
Gross profit-other revenue	187	217	337	403
Gross profit-total	23,563	23,487	45,638	47,042
Operating income	7,594	7,156	13,985	14,236

Gross profit percentage-consulting services	26.7%	26.7%	26.6%	26.8%
Gross profit percentage-other revenue	9.2%	14.7%	9.6%	14.7%
Gross profit percentage-total	26.3%	26.5%	26.3%	26.6%
Operating income percentage	8.5%	8.1%	8.0%	8.0%

Average hourly billing rate	$63	$63	$64	$63
Consultant utilization	91%	93%	91%	93%
Average billable headcount	3,025	2,875	2,950	2,925

Commercial Solutions (“Commercial”) revenue decreased by approximately 1% for the three months ended June 30, 2005 compared to the same period in the prior year and was negatively impacted by lower services revenue from our IBM relationship, which incrementally decreased by approximately $2 million for the period.  Excluding the impact of IBM, Commercial revenue increased by approximately 1% for the three months ended June 30, 2005 compared to the same period of the prior year.  Due to a new procurement program at IBM that does not include CIBER as a vendor, we expect certain IBM related staffing revenue within our Commercial segment to continue to decline.  Other revenue in the Commercial segment decreased by approximately $550,000 for the three months ended June 30, 2005 compared to the same period of 2004 due to a decrease in low margin, high dollar value hardware sales.  Revenue for the six months ended June 30, 2005 increased by approximately 2% compared to the same period in 2004.  Incremental revenue contributed by our January 2004 acquisition of FullTilt and our March 2004 acquisition of SCB accounted for approximately half of the increase, while organic growth contributed the remainder of the increase.

Gross profit percentage on services revenue was stable at approximately 26.7% for both the three and six month periods ended June 30, 2005 and 2004.  Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, increased by over 500 basis points for both the three and six month periods ended June 30, 2005 compared to the same periods in 2004.  The 2005 increase was due to the mix of business sold and our focus on the sale of higher margin products.

Despite an increase in gross profit percentage, operating income as a percentage of revenue decreased by approximately 40 basis points for the three months ended June 30, 2005 compared to the same period in 2004 and remained constant at 8% for the six month periods ended June 30, 2005 and 2004.  Higher SG&A expenses associated with the investment we are making in CIBERsites, our low-cost, domestic application development and support centers, accounted for the negative impact on operating margins.

Federal Government Solutions

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$39,161	$41,733	$65,673	$83,932
Other revenue	—	—	—	—
Total revenue	39,161	41,733	65,673	83,932
Gross profit-consulting services	9,632	9,795	16,157	19,891
Gross profit-other revenue	—	—	—	—
Gross profit-total	9,632	9,795	16,157	19,891
Operating income	5,346	5,179	8,921	10,902

Gross profit percentage-consulting services	24.6%	23.5%	24.6%	23.7%
Gross profit percentage-other revenue	—%	—%	—%	—%
Gross profit percentage-total	24.6%	23.5%	24.6%	23.7%
Operating income percentage	13.7%	12.4%	13.6%	13.0%

Average hourly billing rate	$49	$49	$50	$50
Consultant utilization	95%	93%	95%	93%
Average billable headcount	1,650	1,800	1,375	1,800

Federal Government Solutions (“Federal”) revenue increased by approximately 7% during the three months ended June 30, 2005 compared to the same period of 2004.  The revenue increase is primarily due to increased spending, particularly in the areas of defense and homeland security within existing government agency clients, as well as the successful penetration of new agency accounts resulting in new contract wins.  Revenue for the six months ended June 30, 2005 increased by approximately 28% compared to the same period in 2004.  Organic revenue growth for the comparative six month periods was approximately 16%, while incremental revenue contributed by our March 2004 acquisition of SCB accounted for the remainder of the increase.

Gross profit percentage in the Federal segment decreased by 110 basis points for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and decreased by 90 basis points for the same six month ending periods. Lower consultant utilization for both the three month and six month periods of 2005 accounted for the decrease.  The decrease in gross margin accounted for the majority of the decrease in the operating income percentage of this segment, which fell by 130 basis points for the three months ended June 30, 2005 and fell by 60 basis points for the six months ended June 30, 2005, compared to the same periods in 2004.

State & Local Government Solutions

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$29,456	$30,060	$52,018	$60,174
Other revenue	2,368	727	4,889	1,783
Total revenue	31,824	30,787	56,907	61,957
Gross profit-consulting services	8,706	7,896	15,077	16,232
Gross profit-other revenue	300	40	648	153
Gross profit-total	9,006	7,936	15,725	16,385
Operating income	2,943	1,622	4,955	3,940

Gross profit percentage-consulting services	29.6%	26.3%	29.0%	27.0%
Gross profit percentage-other revenue	12.7%	5.5%	13.3%	8.6%
Gross profit percentage-total	28.3%	25.8%	27.6%	26.4%
Operating income percentage	9.2%	5.3%	8.7%	6.4%

Average hourly billing rate	$73	$71	$73	$71
Consultant utilization	92%	90%	93%	91%
Average billable headcount	875	950	800	925

State & Local Government Solutions (“State & Local”) revenue decreased by approximately 3% for the three months ended June 30, 2005 compared to the same period in 2004. The entire decrease is attributed to a drop in low margin third-party hardware and software product sales classified as other revenue, resulting from a decline in hardware purchases from a large State & Local client.  Consulting services revenue in this segment grew by approximately 2% for the three month period, despite the deferral of approximately $1 million in application development revenue associated with a multi-element arrangement.  The deferred revenue will be recognized over the 36 month life of the outsourcing arrangement related to the application development work.  The increase in services revenue is due primarily to modestly improving IT budgets in the state and local government marketplace.  Revenue for the six months ended June 30, 2005 increased by approximately 9% compared to the same period in 2004.  Incremental revenue contributed by our March 2004 acquisition of SCB accounted for the entire six month increase.  Absent the SCB contribution, total revenue for the six month period declined on an organic basis by approximately 4%.  The entire six month decrease is attributed to a drop in low margin third-party hardware and software product sales classified as other revenue.  Consulting services revenue grew organically by 3% for the six months ended June 30, 2005, due to improving State budgets and our ability to leverage our expertise in certain State & Local verticals.

The consulting services gross profit percentage in our State & Local segment for the three months ended June 30, 2005 decreased by 330 basis points and for the six months ended June 30, 2005 decreased by 200 basis points compared to the same periods in 2004. A project that contributed lower than normal gross profit for the six month period ended June 30, 2005, that was nearing completion at the end of that period, plus slightly lower consultant utilization elsewhere in the segment accounted for the decrease in both periods.

Operating income as a percentage of revenue decreased by 390 basis points for the three months ended June 30, 2005 and decreased by 230 basis points for the six months ended June 30, 2005, compared to the same periods in 2004.  Lower gross profit percentages, explained above, combined with higher SG&A costs accounted for the majority of the operating income percentage decrease.

Package Solutions

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$20,214	$23,481	$39,611	$45,509
Other revenue	2,228	2,869	4,123	5,742
Total revenue	22,442	26,350	43,734	51,251
Gross profit-consulting services	6,026	6,963	11,362	13,587
Gross profit-other revenue	1,236	1,751	2,298	3,548
Gross profit-total	7,262	8,714	13,660	17,135
Operating income	2,011	2,843	3,021	5,397

Gross profit percentage-consulting services	29.8%	29.7%	28.7%	29.9%
Gross profit percentage-other revenue	55.5%	61.0%	55.7%	61.8%
Gross profit percentage-total	32.4%	33.1%	31.2%	33.4%
Operating income percentage	9.0%	10.8%	6.9%	10.5%

Average hourly billing rate	$145	$144	$145	$147
Consultant utilization	75%	79%	72%	77%
Average billable headcount	375	425	375	425

Package Solutions (“Package”) revenue for the three and six month periods ended June 30, 2005 increased by approximately 17% compared to the same periods in 2004.  The 2005 revenue increase was due to organic growth of approximately 9% in both periods resulting from improved demand following the acquisition of PeopleSoft by Oracle.  The market for PeopleSoft implementation services was hindered in 2004 due to the uncertainty around Oracle’s bid to acquire PeopleSoft.  Firms that had purchased PeopleSoft software licenses were reluctant to engage firms like CIBER to implement that software until there was clarity around the outcome of Oracle’s takeover attempt.  Now that the acquisition is complete, it appears that demand is improving for PeopleSoft implementation services.  In addition to organic growth in the Package segment, the three and six month periods ended June 30, 2005 also benefited from our first quarter acquisition of a single office operation specializing in SAP implementations.  This acquisition closed at the beginning of January 2005 and contributed revenue of approximately $1.9 million and $3.7 million to the three and six month periods ended June 30, 2005.

Gross profit as a percentage of services revenue in the Package segment was relatively flat for the three months ended June 30, 2005 at 29.7% compared to 29.8% for the three months ended June 30, 2004 and improved by 120 basis points for the six month period ended June 30, 2005 as compared to the six month period of 2004.  Improved utilization in the three month period was offset by slightly lower billing rates due to a temporary discount to a large client, while for the comparative six month periods, average billing rates and consultant utilization both improved.  Gross profit on other revenue, which consists of commissions earned on the resale of certain hardware products, improved by 550 or more basis points for both the three and six month periods ended June 30, 2005 compared to the same periods in 2004.  Higher commission rates on higher revenue volumes in both periods primarily accounted for the gross margin improvement.  Overall gross profit improved by 70 basis points to 33.1% for the three months ended June 30, 2005 compared to 32.4% for the same period of 2004.

The revenue increase and gross profit percentage improvement had a positive impact on operating income margins, which improved by 180 basis points for the three months ended June 30, 2005 and improved by 360 basis points for the six months ended June 30, 2005, compared to the same periods in 2004.

European Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$24,189	$49,838	$47,222	$99,978
Other revenue	1,712	4,221	2,600	7,524
Total revenue	25,901	54,059	49,822	107,502
Gross profit-consulting services	8,061	14,362	15,084	29,273
Gross profit-other revenue	445	2,102	635	3,735
Gross profit-total	8,506	16,464	15,719	33,008
Operating income	2,215	2,274	3,729	4,540

Gross profit percentage-consulting services	33.3%	28.8%	31.9%	29.3%
Gross profit percentage-other revenue	26.0%	49.8%	24.4%	49.6%
Gross profit percentage-total	32.8%	30.5%	31.6%	30.7%
Operating income percentage	8.6%	4.2%	7.5%	4.2%

Average hourly billing rate	$117	$127	$120	$126
Consultant utilization	69%	69%	70%	70%
Average billable headcount	650	1,100	600	1,100

Our European Operations (“European”) segment revenue increased significantly for the three and six month periods ended June 30, 2005.  Our acquisitions of Ascent in May 2004 and Novasoft in September 2004 contributed much of the increase to both periods.  Combined, Ascent and Novasoft contributed incremental revenue of approximately $26 million for the three months ended June 30, 2005 and approximately $55 million to the six months ended June 30, 2005.  Excluding the impact of acquisitions, overall European revenue increased 8% for the three months ended June 30, 2005 and increased 5% for the six months ended June 30, 2005, compared to the same periods in 2004.  Other revenue in 2005 and 2004 consists primarily of Ascent’s sales of proprietary and third-party software products.

Gross profit percentage on services decreased 450 basis points for the three months ended June 30, 2005 and decreased 260 basis points for the six months ended June 30, 2005, compared to the same periods in 2004. The majority of the decreases are due to losses incurred on two projects in our Denmark operation as well as unusually low gross profit in one of our offices located in the United Kingdom.  Gross margins in the United Kingdom office have been improving, and we expect the negative gross margin impact of the two Danish projects to come to an end during the third quarter of 2005.  The gross profit percentage on other revenue improved to 49.8% for the three months ended June 30, 2005 and 49.6% for the six months ended June 30, 2005, compared to 26.0% and 24.4% for the respective periods of 2004.  The improvement is the result of having a full three and six months of revenue associated with Ascent’s proprietary and third-party software in 2005 compared to only five weeks of Ascent’s revenue in 2004.

Operating income as a percentage of revenue decreased by 440 basis points for the three months ended June 30, 2005 and by 330 basis points for the six months ended June 30, 2005, compared to the same periods in 2004.  Lower gross profit percentages, explained above, combined with expected higher SG&A costs associated with Ascent and Novasoft accounted for the majority of the operating income percentage decrease.

Liquidity and Capital Resources

At June 30, 2005, we had $126.8 million of working capital and a current ratio of 2.0:1.  Historically, we have used our operating cash flow plus the periodic sales of stock and borrowings under our line of credit to finance our operations and business combinations.  In December 2003 we sold $175 million of Convertible Senior Subordinated Debentures.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Six months ended June 30,
	2004	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,614	$18,847
Investing activities	(76,696)	(10,756)
Financing activities	(48,239)	(21,274)
Effect of foreign exchange rates on cash	(1,337)	(3,056)
Net decrease in cash and equivalents	$(119,658)	$(16,239)

Our balance of cash and cash equivalents was $28.2 million at June 30, 2005 as compared to a balance of $44.4 million at December 31, 2004.  At both June 30, 2005 and December 31, 2004, substantially all of our cash balance was maintained by our European subsidiaries, of which approximately $16.9 million at June 30, 2005 was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of their cash, outside of their business opportunities or needs, is limited.

Total accounts receivable increased slightly to $209.1 million at June 30, 2005 from $206.1 million at December 31, 2004.  Total accounts receivable days sales outstanding (“DSO”) was 79 days at June 30, 2005 as compared to 80 days at December 31, 2004.  Although our accounts receivable balance has been fairly consistent on a consolidated basis between the two periods, changes in accounts receivable DSO have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period affecting our liquidity.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used cash of $73.5 million for acquisitions in the first half of 2004 as compared to only $6.6 million used for acquisitions during the same period in 2005.  Spending on property and equipment increased slightly to $4.2 million in 2005 from $3.1 million in 2004 as we made investments in our CIBERsites locations, as well as client project-related assets.

In 2005, our financing activities are primarily comprised of cash used for the repayment of our line of credit and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  However, during the six months ended June 30, 2004, we also used our cash to repay $52.6 million of debt acquired in connection with our SCB and Ascent acquisitions.  We purchased $4.1 million of treasury stock during the six months ended June 30, 2005 as compared to $6.0 million for the same period of the prior year.  The cash provided by sales of stock under our employee stock purchase plan and options exercised decreased to $3.1 million during the six months ended June 30, 2005 compared to $4.9 million during the six months ended June 30, 2004.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  The timing of our normal bi-weekly U.S. payroll cycle can cause significant changes in accrued compensation and related liabilities.  At June 30, 2005, there were 14 days of unpaid wages as compared to only 5 days at December 31, 2004.

In 2005, we continued the repurchase of our common stock under our share repurchase program.  At June 30, 2005, we had authorization for the repurchase of approximately 854,000 shares remaining.  We may continue to use cash to repurchase our common stock.

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, CIBER made an irrevocable election to settle not less than 30% of the principal amount of the Debentures in cash and not in shares.  On July 20, 2005, we amended our irrevocable election to settle 100% of the principal amount of the Debentures in cash and not in shares.  As a result, upon conversion we will deliver cash in lieu of our common stock.

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

Bank Line of Credit – We have a revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  On July 11, 2005 we amended the line of credit to provide for a maximum borrowing amount of $70 million which will reduce to $60 million on December 31, 2005.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On July 1, 2005, the bank’s prime rate was 6.25% and our rate for borrowing was 5.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and the terms prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (ratio of Total Funded Indebtedness divided by EBITDA) of 4.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of June 30, 2005. Certain elements of these ratios are defined below.

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

Collectibility of accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At June 30, 2005, we had gross accounts receivable of $210.3 million and our allowance for doubtful accounts was $1.2 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  Historically, our bad debt expense has been a very small percentage of our total revenue as most of our revenues are from large credit-worthy Fortune 500 companies and governments.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

Valuation of goodwill – At June 30, 2005, we had $411.0 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but is subject to annual impairment testing.  The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated.  The estimation of fair value requires significant judgment.  Any loss resulting from an impairment test would be reflected in operating income in our statement of operations.

Valuation of other intangible assets - In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  We often use third parties to assist us with such valuations.  At June 30, 2005, we had $28.0 million of other intangible assets.  In addition, these intangible assets are amortized over our best estimate of their useful life.

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

•                  multiple and possibly overlapping or conflicting tax laws;

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

Since January 1, 2002, we have acquired six different organizations, three of which are European companies.  These acquisitions included Decision Consultants, Inc., ECsoft Group, plc, SCB Computer Technology, Ascent Technology Group Limited, Novasoft AG and Knowledge Systems Private Ltd.  Each of these acquisitions involves the integration of separate companies that have previously operated independently and have different corporate cultures.  As a result, we may not succeed at integrating or managing acquired businesses or in managing the larger company that results from these acquisitions.  The process of combining these companies may be disruptive to their business and our business and could have an adverse impact on the reputation and/or financial results of our Company as a result of the following difficulties, among others:

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

Our aggregate level of indebtedness increased in December 2003 in connection with our issuance of $175 million of Convertible Senior Subordinated Debentures (“Debentures”) due 2023.  The terms of the Debentures permit us to incur additional debt, including secured debt, and to repurchase our common stock.  Additionally, the limited covenants applicable to the Debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations.  We also have a $70 million bank revolving line of credit that expires on September 30, 2007.  We have used borrowings under our line of credit to finance some of our acquisitions.  This credit facility contains specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of dividends.  Additionally, it requires CIBER to maintain specified financial covenants, including an asset coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charges coverage ratio.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit that have been waived by our lender.  If we fail to comply with any covenants in the future, however, we may not be able to obtain a waiver and could be in default under our credit agreement.

In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  As of June 30, 2005, we had approximately $207.3 million of outstanding indebtedness and had the ability to incur approximately $24 million of additional debt under our revolving credit facility.  We may obtain additional long-term debt and working capital lines of credit to meet our future financing needs, which would have the effect of increasing our total leverage.

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

Debenture holders have a right to require us to repurchase the Debentures on specified dates or upon the occurrence of a designated event prior to maturity as described in the indenture.  Additionally, the Debentures are convertible at the option of the holder into shares of our common stock under certain circumstances.  CIBER has made an irrevocable election to settle 100% of the principal amount of the Debentures in cash and not in shares, under these circumstances.  We may not have sufficient funds to pay the repurchase or conversion price for all tendered Debentures in cash at such time or the ability to arrange necessary financing on acceptable terms.  We may be subject to limitations under our bank line of credit related to the repurchase or conversion of our indebtedness.  We may be prohibited under future indebtedness from repurchasing any Debentures prior to their stated maturity.  In addition, if we fail to repurchase the Debentures as required by the indenture, it would constitute an event of default under the indenture, which, in turn, would be expected to constitute an event of default under any agreement relating to indebtedness, including our bank line of credit.  Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a designated event under the indenture governing the Debentures and thus not permit the Debenture holders to require us to repurchase or redeem the Debentures.

We may be unable to obtain surety bonds or letters of credit in support of client engagements on acceptable terms, if available, which could affect our ability to obtain additional client engagements that require them.

Some of our government clients, largely in the state and local market, may require us to provide surety bonds or letters of credit as a condition of being awarded a new engagement.  We cannot be certain that surety bonds or letters of credit will be available to us on acceptable terms, if at all.  If we cannot obtain surety bonds or letters of credit on acceptable terms, we may be unable to obtain additional client engagements that require them, which could negatively impact our ability to grow our business and adversely affect our business, financial condition and results of operations.  As of June 30, 2005, we had approximately $15.1 million of outstanding surety bonds and approximately $6.6 million of outstanding letters of credit supporting client engagements for which we may be required to make future payment.  The issuer of our outstanding surety bonds requires that we post a letter of credit as collateral to support these possible obligations.  We have a $6 million letter of credit outstanding to support our current surety program.  The surety company may, at its discretion, require us to provide additional collateral as a condition for future surety bond issuances.  We cannot be certain that such collateral will be available if needed.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2005, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2004.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of June 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our common stock made during the three months ended June 30, 2005.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)

April 2005	120,000	$7.30	120,000	979,437
May 2005	105,000	7.88	105,000	874,437
June 2005	20,000	8.11	20,000	854,437
Total	245,000	$7.62	245,000

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of CIBER, Inc. held on May 3, 2005, the following matters were voted upon with the results indicated below.

Election of two Class II Directors to serve as members of the Board of Directors for a term of three years, or until their successors have been duly elected and qualified.

	In Favor	Withheld
Mac J. Slingerlend	55,506,813	493,799
James C. Wetherbe	55,624,942	375,670

Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors.

In Favor	Withheld	Abstain
54,473,152	1,488,096	39,363

ITEM 6.    Exhibits

4.5	Notice to Well Fargo Bank Minnesota, N.A., trustee regarding rights of Debenture holders
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.

(Registrant)

Date:	August 5, 2005	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	August 5, 2005	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer