Form 10-Q
period 2005-09-30
CIBER INC
filed 2005-11-07
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☒  Yes     ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐  Yes     ☒  No

As of September 30, 2005, there were 62,501,972 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc. and Subsidiaries

Form 10-Q

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Consolidated Statements of Operations - Three and nine months ended September 30, 2004 and 2005

Consolidated Balance Sheets - December 31, 2004 and September 30, 2005

Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2005

Consolidated Statement of Shareholders’ Equity - Nine months ended September 30, 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

SIGNATURES

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Consulting services	$209,897	$228,927	$583,119	$691,658
Other revenue	9,554	8,458	24,665	26,247
Total revenue	219,451	237,385	607,784	717,905

Cost of consulting services	152,124	169,133	422,095	506,418
Cost of other revenue	5,090	5,162	16,283	15,109
Selling, general and administrative expenses	46,696	50,306	128,603	153,033
Amortization of intangible assets	1,223	1,454	2,839	4,513
Operating income	14,318	11,330	37,964	38,832
Interest income	316	165	732	751
Interest expense	(1,779)	(2,204)	(5,000)	(6,645)
Other income, net	354	505	2,290	438
Income before income taxes	13,209	9,796	35,986	33,376
Income tax expense	4,854	3,035	13,736	12,226
Net income	$8,355	$6,761	$22,250	$21,150

Earnings per share – basic	$0.14	$0.11	$0.37	$0.34

Earnings per share – diluted	$0.13	$0.11	$0.34	$0.32

Weighted average shares – basic	60,742	62,576	60,088	62,593

Weighted average shares – diluted	74,245	65,341	73,998	70,111

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2004	September 30, 2005
	(In thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$44,446	$35,095
Accounts receivable, net of allowances of $2,070 and $1,322	206,108	210,802
Prepaid expenses and other current assets	18,163	17,537
Income taxes refundable	743	1,442
Deferred income taxes	5,421	5,261
Total current assets	274,881	270,137

Property and equipment, at cost	61,308	67,900
Less accumulated depreciation and amortization	(34,563)	(41,632)
Net property and equipment	26,745	26,268

Goodwill	417,663	411,441
Other intangible assets, net	31,982	26,444
Deferred income taxes	879	1,067
Other assets	6,522	8,189
Total assets	$758,672	$743,546

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,200	$23,670
Accrued compensation and related liabilities	46,491	49,720
Other accrued expenses and liabilities	35,570	33,135
Deferred revenue	12,435	12,758
Bank term loan – current portion	2,400	2,400
Income taxes payable	10,914	8,566
Total current liabilities	136,010	130,249

Bank line of credit	48,704	39,357
Bank term loan – long-term portion	1,800	—
Other long-term liabilities	2,500	646
Deferred income taxes	13,118	17,734
Long-term debentures	175,000	175,000
Total liabilities	377,132	362,986

Minority interest	3,877	3,114
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	267,549	267,709
Retained earnings	107,808	127,169
Accumulated other comprehensive income	20,647	560
Treasury stock, 2,163 and 2,203 shares at cost	(18,988)	(18,639)
Total shareholders’ equity	377,663	377,446
Total liabilities and shareholders’ equity	$758,672	$743,546

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2005
	(In thousands)
Operating activities:	$22,250	$21,150
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,736	8,476
Amortization of intangible assets	2,839	4,513
Deferred income tax expense	8,646	4,732
Provision for doubtful receivables	219	653
Other, net	681	1,551
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(16,940)	(9,614)
Other current and long-term assets	584	(1,306)
Accounts payable	1,364	(3,824)
Accrued compensation and related liabilities	(9,807)	4,901
Other accrued expenses and liabilities	(3,063)	(2,563)
Income taxes payable/refundable	6,482	(3,391)
Net cash provided by operating activities	20,991	25,278

Investing activities:
Acquisitions, net of cash acquired	(98,953)	(9,567)
Sale of IBM staffing operation	—	1,000
Capitalized software development costs	—	(1,618)
Purchases of property and equipment, net	(4,782)	(8,736)
Net cash used in investing activities	(103,735)	(18,921)

Financing activities:
Employee stock purchases and options exercised	6,288	4,251
Purchases of treasury stock	(8,746)	(5,986)
Repayment of debt of acquired companies	(52,628)	—
Borrowings on long-term bank line of credit	141,794	277,612
Payments on long-term bank line of credit	(112,536)	(286,959)
Minority shareholder capital contribution	294	271
Borrowings on term note	6,000	—
Payments on term note	(1,200)	(1,800)
Net cash used in financing activities	(20,734)	(12,611)
Effect of foreign exchange rate changes on cash	(407)	(3,097)
Net decrease in cash and cash equivalents	(103,885)	(9,351)
Cash and cash equivalents, beginning of period	132,537	44,446
Cash and cash equivalents, end of period	$28,652	$35,095

Non-cash activities:
Value of shares and options issued for acquisitions	$30,458	$186
Note forgiveness as acquisition consideration	1,174	—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Common Stock				Accumulated
			Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands)

Balances at January 1, 2005	64,705	$647	$267,549	$107,808	$20,647	$(18,988)	$377,663
Net income	—	—	—	21,150	—	—	21,150
Foreign currency translation	—	—	—	—	(20,087)	—	(20,087)
Acquisition consideration	—	—	—	12	—	174	186
Employee stock purchases and options exercised	—	—	—	(1,793)	—	6,044	4,251
Tax benefit from exercise of stock options	—	—	160	—	—	—	160
Stock compensation expense		—	—	(8)	—	117	109
Purchases of treasury stock	—	—	—	—	—	(5,986)	(5,986)
Balances at September 30, 2005	64,705	$647	$267,709	$127,169	$560	$(18,639)	$377,446

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2005.

Stock-based Compensation.  As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB 25)”.  We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock.  We recorded compensation expense of $44,000 and $109,000 for the nine months ended September 30, 2004 and 2005, respectively, for grants of common stock.  No compensation expense has been recorded for stock options as no options were granted with an exercise price that was less than the market value of our common stock on the date of issuance.  The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value method of SFAS 123.

		Three months ended September 30,		Nine months ended September 30,
		2004	2005	2004	2005
		(In thousands, except per share amounts)
Net income, as reported		$8,355	$6,761	$22,250	$21,150
Stock-based compensation expense determined under the fair value-based method, net of related tax effects		(1,230)	(1,016)	(3,624)	(5,364)
Pro forma net income		$7,125	$5,745	$18,626	$15,786

Earnings per share – basic:	As reported	$0.14	$0.11	$0.37	$0.34
	Pro forma	$0.12	$0.09	$0.31	$0.25

Earnings per share – diluted:	As reported	$0.13	$0.11	$0.34	$0.32
	Pro forma	$0.11	$0.09	$0.29	$0.24

During the nine months ended September 30, 2005, we accelerated the vesting on approximately 926,000 employee stock options, the exercise prices for which were greater than the market price of our stock on the days that the accelerations occurred.  The impact of these accelerations is reflected in the 2005 stock-based compensation expense under the fair value method presented above and had no impact on our reported expense.  Subsequent to September 30, 2005, we accelerated the vesting on an additional 1.2 million employee stock options.  We accelerated the vesting on these stock options to avoid future expense related to these options when we are required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006.  Had the provisions of SFAS 123R been in effect previously, we believe our prior practices surrounding employee equity instruments would have been different.

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123.  SFAS 123R also supersedes APB 25 and its related implementation guidance and amends Statement No. 95, “Statement of Cash Flows.”  SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of all awards of equity instruments, including stock options, to employees.  Expense is to be recognized over the period during which employees are required to provide service.  Under the modified prospective transition method we expect to apply, compensation cost will be recognized after the date of adoption for: 1) the portion of outstanding awards granted prior to the adoption of SFAS 123R for which service has not yet been rendered, and 2) all subsequent share-based awards.  The implementation of the provisions of SFAS 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS 123R will reduce our 2006 net income by approximately $1.5 million to $2.0 million, however, actual results may vary depending on our future stock price, number of options issued and any future changes to our employee stock option programs .

Minority Interest.  At September 30, 2005, we owned 95% of the net outstanding shares of Novasoft AG (“Novasoft”).  In addition, we have two international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.  For the nine months ended September 30, 2004, we recognized minority interest income of $240,000 and for the nine months ended September 30, 2005, we recognized minority interest expense of $250,000.

Foreign Exchange Instruments.  From time to time, we enter into foreign exchange forward contracts to protect against the foreign exchange risk associated with the expected income of our European Operations segment.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk.  We manage credit risk through careful selection of the financial institution utilized as the counterparty.  We have not entered into any derivatives designated as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts, are included in “other income, net” in the consolidated statement of operations.  Net gains of $1.2 million and $676,000 were recognized during the nine months ended September 30, 2004 and 2005, respectively.

Foreign Currency Translation.  The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period.  The resulting translation adjustments are included in “accumulated other comprehensive income” on the balance sheet.  Gains and losses arising from inter-company international transactions are recognized in the period incurred and are included in “other income, net” in the consolidated statement of operations.  The Company recorded net foreign currency transaction gains (losses) of $695,000 and ($830,000) for the nine months ended September 30, 2004 and 2005, respectively.

Capitalized Software Development Costs.  We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”).  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  The Company determines technological feasibility to be established upon the internal release of a working model or a detailed program design as specified by SFAS 86.  Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software product.  At September 30, 2005, unamortized software development costs were $1.6 million and are included in “other assets” on the balance sheet.  There was no related amortization expense for the three or nine months ended September 30, 2005 as the product under development has not yet been released.

Income Taxes.  The Company experienced a lower effective tax rate for both the three and nine month periods ending September 30, 2005 as compared to the similar periods of 2004 due to an adjustment to the expected benefit of a research and experimentation tax credit.

(2) Earnings Per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  Prior to December 31, 2004, we did not include shares related to the Debentures in the calculation of diluted weighted average shares outstanding, as the conversion triggers were substantive and had not been met.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), which was effective for periods ending after December 15, 2004, the dilutive effect of our Debentures is now included in our diluted earnings per share calculation.  As required by EITF 04-8, effective December 31, 2004, we retroactively restated our diluted earnings per share for the first three quarters of 2004.  Such restatement is reflected in our computation of earnings per share in the table below.  Prior to the restatement for EITF 04-8, diluted weighted average shares outstanding and diluted earnings per share were 61,415,000 and $0.14 for the three months ended September 30, 2004, and were 61,168,000 and $0.36 for the nine months ended September 30, 2004.  For purposes of our 2004 diluted earnings per share calculations, we assumed that the Debentures had been fully converted to shares, the result of which would require us to issue approximately 12,830,000 shares of our common stock.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax costs for interest and debt fee amortization expense on the Debentures.

On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  On July 20, 2005, we amended our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share for the three and nine months ending September 30, 2005 include a significantly smaller number of dilutive shares related to the Debentures, or approximately 1,952,000 and 6,638,000 shares, respectively, which represents the 8,981,000 shares prorated for the period prior to our amended election.  Subsequent calculations of diluted earnings per share will not include any shares related to the conversion of the Debentures.

Our computation of earnings per share – basic and diluted is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Numerator:
Net income, as reported	$8,355	$6,761	$22,250	$21,150
Interest and amortization expense related to the Debentures, net of related tax effects	960	144	2,875	1,465
Net income assuming dilution	$9,315	$6,905	$25,125	$22,615
Denominator:
Basic weighted average shares outstanding	60,742	62,576	60,088	62,593
Dilutive effect of Debentures	12,830	1,952	12,830	6,638
Dilutive effect of employee stock options	673	813	1,080	880
Diluted weighted average shares outstanding	74,245	65,341	73,998	70,111

Earnings per share – basic	$0.14	$0.11	$0.37	$0.34
Earnings per share – diluted	$0.13	$0.11	$0.34	$0.32

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 3,600,000 and 3,790,000 for the three months ended September 30, 2004 and 2005, respectively, and 2,436,000 and 3,636,000 for the nine months ended September 30, 2004 and 2005, respectively.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands)
Net income	$8,355	$6,761	$22,250	$21,150
Foreign currency translation adjustments	759	(2,791)	319	(20,087)
Comprehensive income	$9,114	$3,970	$22,569	$1,063

(4) Acquisitions

On January 1, 2005, we acquired certain assets and liabilities comprising an office of another entity for consideration of approximately $3.7 million.  The results of the acquired office’s operations have been included in our consolidated financial statements since that date and have been combined with our Package Solutions segment.  The purchase price was allocated as follows: $561,000 to net tangible assets acquired, $400,000 to customer relationships and $2.8 million to goodwill.

During the first quarter of 2005, we acquired approximately another 1% of the net outstanding shares of Novasoft for consideration of $1.2 million, bringing our total ownership percentage to 95%.  This increased our goodwill balance by $1.2 million.

During the first quarter of 2005, we acquired the interest held by a minority shareholder in one of our foreign subsidiaries for total consideration of approximately $1.7 million, which included approximately 20,000 shares of CIBER common stock valued at $186,000.

Effective July 1, 2005, we acquired an India-based professional services firm specializing in custom application development.  The results of the acquired operation have been included in our consolidated financial statements since that date and have been combined with our Commercial Solutions segment.  The purchase price paid on July 1, 2005 was approximately $2.5 million and the purchase agreement includes the possibility of future earn-out payments totaling $600,000 to be paid over the next two years.  The purchase price was allocated as follows: $244,000 to net tangible assets acquired, $50,000 to other intangibles and $2.2 million to goodwill.

(5) Sale of IBM Staffing Operation

During the third quarter of 2005, we sold the portion of our IBM operation that was covered by IBM’s national staffing contract to a third party.  We recognized a gain of $1.0 million in other income as a result of this transaction.  The agreement also specifies future payments may be made to CIBER in the event that performance of the transferred operation exceeds specified thresholds at the end of each of the next three years.

(6) Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Commercial Solutions	Federal Solutions	State & Local Gov’t. Solutions	Package Solutions	European Operations	Total
	(In thousands)
Balance at January 1, 2005	$131,822	$74,616	$42,282	$38,171	$130,772	$417,663
Acquisitions and adjustments on prior acquisitions	2,217	(47)	(16)	3,185	3,276	8,615
Effect of foreign exchange rate changes	—	—	—	—	(14,837)	(14,837)
Balance at September 30, 2005	$134,039	$74,569	$42,266	$41,356	$119,211	$411,441

(7) Accrued Lease Costs

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve during the nine months ended September 30, 2005, consists of the following (in thousands):

Balance at January 1, 2005	$5,972
Cash payments	(3,111)
Benefit to cost and expense	(82)
Effect of foreign exchange rate changes	(161)
Balance at September 30, 2005	$2,618

(8) Convertible Senior Subordinated Debentures

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per thousand dollars principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per one thousand dollars principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of one thousand dollars principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  On July 20, 2005, we amended our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, upon conversion we will deliver cash in lieu of our common stock.

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

(9) Bank Line of Credit

Bank Line of Credit – We have a revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  On July 11, 2005, we amended the line of credit to provide for a maximum borrowing amount of $70 million which will reduce to $60 million on December 31, 2005.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On September 30, 2005, the bank’s prime rate was 6.75% and our rate for borrowing was 5.75%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of September 30, 2005.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and the terms prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At September 30, 2005, we had $6,210,000 of outstanding letters of credit securing certain financial performance obligations.

(10) Shareholder’s Equity

Share Repurchase Program – During the nine months ended September 30, 2005, we repurchased 770,000 shares of our common stock at a cost of $5,986,000.  At September 30, 2005, there were approximately 609,000 shares authorized by the board of directors for future repurchase under this program.

(11) Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography. Effective December 31, 2004, we reorganized our domestic custom solution operations and have expanded our reportable segments to five: Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, Package Solutions and European Operations.  The Commercial Solutions, Federal Government Solutions and State & Local Government Solutions, collectively, were formerly known as our Custom Solutions segment.  These groups comprise our U.S. based CIBER branch offices that provide IT services and products in custom-developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, Federal or State & Local); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India operations are considered part of our Commercial Solutions segment.  Our Package Solutions segment is comprised of our U.S. based CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) and supply chain management software from software vendors such as Oracle/PeopleSoft, Lawson and SAP.  Our European Operations segment represents our offices in Europe and Eastern Asia that provide a broad range of IT consulting services that include package software implementation, application development, systems integration and support services.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  We do not account for, or report to our chief executive officer, any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies.

The following presents financial information about our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands)
Total revenue:
Commercial Solutions	$90,266	$90,182	$264,086	$267,178
Federal Government Solutions	40,852	39,563	106,525	123,495
State & Local Government Solutions	29,399	31,971	86,306	93,928
Package Solutions	22,359	25,145	66,093	76,396
European Operations	37,081	51,222	86,903	158,723
Inter-segment	(506)	(698)	(2,129)	(1,815)
Total revenue	$219,451	$237,385	$607,784	$717,905

Income from operations:
Commercial Solutions	$8,245	$6,993	$22,225	$21,229
Federal Government Solutions	5,961	5,581	14,882	16,483
State & Local Government Solutions	2,338	1,509	7,293	5,449
Package Solutions	2,023	2,487	5,044	7,884
European Operations	2,446	1,705	6,174	6,245
Corporate expenses	(5,472)	(5,491)	(14,815)	(13,945)
Total	15,541	12,784	40,803	43,345
Amortization of intangibles	(1,223)	(1,454)	(2,839)	(4,513)
Operating income	$14,318	$11,330	$37,964	$38,832

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

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Consulting services	95.6%	96.4%	95.9%	96.3%
Other revenue	4.4	3.6	4.1	3.7
Total revenue	100.0	100.0	100.0	100.0

Gross profit – consulting services	27.5	26.1	27.6	26.8
Gross profit – other revenue	46.7	39.0	34.0	42.4
Gross profit – total	28.4	26.6	27.9	27.3
Selling, general and administrative expenses	21.3	21.2	21.2	21.3
Operating income before amortization	7.1	5.4	6.7	6.0
Amortization of intangible assets	0.6	0.6	0.5	0.6
Operating income	6.5	4.8	6.2	5.4
Interest and other income (expense), net	(0.5)	(0.7)	(0.3)	(0.8)
Income before income taxes	6.0	4.1	5.9	4.6
Income tax expense	2.2	1.3	2.3	1.7
Net income	3.8%	2.8%	3.7%	2.9%

The following table sets forth certain operating data for our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(In thousands)
Total revenue:
Commercial Solutions	$90,266	$90,182	$264,086	$267,178
Federal Government Solutions	40,852	39,563	106,525	123,495
State & Local Government Solutions	29,399	31,971	86,306	93,928
Package Solutions	22,359	25,145	66,093	76,396
European Operations	37,081	51,222	86,903	158,723
Inter-segment	(506)	(698)	(2,129)	(1,815)
Total revenue	$219,451	$237,385	$607,784	$717,905

Income from operations:
Commercial Solutions	$8,245	$6,993	$22,225	$21,229
Federal Government Solutions	5,961	5,581	14,882	16,483
State & Local Government Solutions	2,338	1,509	7,293	5,449
Package Solutions	2,023	2,487	5,044	7,884
European Operations	2,446	1,705	6,174	6,245
Corporate expenses	(5,472)	(5,491)	(14,815)	(13,945)
Total	15,541	12,784	40,803	43,345
Amortization of intangibles	(1,223)	(1,454)	(2,839)	(4,513)
Operating income	14,318	11,330	37,964	38,832
Net interest and other income (expense)	(1,109)	(1,534)	(1,978)	(5,456)
Income before income taxes	13,209	9,796	35,986	33,376
Income tax expense	4,854	3,035	13,736	12,226
Net income	$8,355	$6,761	$22,250	$21,150

Three Months Ended September 30, 2005 as compared to Three Months Ended September 30, 2004

Total revenue for the three months ended September 30, 2005 increased 8% to $237.4 million from $219.5 million for the three months ended September 30, 2004.  The 2005 revenue growth primarily resulted from our September 2004 acquisition of Novasoft which added approximately $13 million in incremental revenue to the third quarter of 2005.  Excluding the revenue contributed by our Novasoft acquisition from both the 2004 and 2005 results, revenue for the third quarter of 2005 would have increased by approximately 3% compared to the same period of the prior year.  2005 revenue was positively impacted by organic revenue growth in our Commercial, State and Local, Package and European segments, and offset by decreased revenue in our Federal segment.  Our average number of billable consultants working during the quarter increased 4% to approximately 7,000 for the three months ended September 30, 2005 from approximately 6,700 for the three months ended September 30, 2004.  Other revenue decreased to $8.5 million for the three months ended September 30, 2005 from $9.6 million for the three months ended September 30, 2004, due to an approximate $1.5 million decrease in domestic hardware and software sales.  Our average billing rate increased to approximately $76 per hour for the three months ended September 30, 2005 compared to approximately $72 per hour for the three months ended September 30, 2004.  Higher billing rates in our European segment, now a larger percentage of the overall revenue total, plus slightly higher billing rates in our Commercial and Federal segments, accounted for the majority of the increase.

In total, our gross profit percentage decreased to 26.6% of revenue for the three months ended September 30, 2005 from 28.4% of revenue for the same period of 2004.  Gross profit on services revenue declined to 26.1% for the three months ended September 30, 2005 compared to 27.5% for the same period in 2004.  The decline in gross profit on services revenue was due to lower margins in our European segment that experienced losses on two projects in our Denmark office.  Losses on those projects negatively impacted overall gross profit on services by approximately 60 basis points in the September 2005 quarter. Also contributing to the gross profit percentage decline was an approximate 170 basis point decrease in services gross profit in our Commercial segment.  A greater dependence on higher priced subcontractor labor, along with slightly higher salaries accounted for the majority of that segment’s gross profit percentage decline.

Selling, general and administrative expenses (“SG&A”) increased to $50.3 million for the three months ended September 30, 2005 from $46.7 million for the three months ended September 30, 2004, due to the incremental costs associated with our September 2004 acquisition of Novasoft.  However, as a percentage of sales, SG&A decreased slightly to 21.2% for the three months ended September 30, 2005 from 21.3% for the same period in 2004.

Amortization of intangible assets increased to $1.5 million for the three months ended September 30, 2005 from $1.2 million for the same period of 2004, due to additional amortizable intangible assets, primarily customer relationships, resulting from our 2004 acquisitions.

Interest income and expense fluctuates based on our average amounts borrowed.  In addition to our outstanding Debentures, our average line of credit balance was approximately $39 million for the three months ended September 30, 2005 as compared to $11 million for the same period of 2004.  Interest income is primarily from cash held in our European subsidiaries.  Net interest expense totaled approximately $2.0 million for the three months ended September 30, 2005 compared to $1.5 million for the same period of the prior year.

Other income, net was $505,000 during the three months ended September 30, 2005 as compared to $354,000 during the three months ended September 30, 2004.  Other income in the third quarter of 2005 consisted primarily of a $1.0 million gain from the sale of our IBM staffing operation, offset by losses due to foreign exchange rate fluctuations of $254,000, losses on foreign exchange forward contracts of $153,000 and minority interest expense of $122,000.  Other income in the third quarter of 2004 consisted primarily of gains on foreign exchange forward contracts of $424,000 offset by foreign currency losses of $127,000.

Our effective tax rate was 31.0% for the three months ended September 30, 2005 as compared to 36.8% for the three months ended September 30, 2004.  The decrease in the third quarter of 2005 was due to an adjustment to the expected benefit of a research and experimentation credit that CIBER first recognized at the end of 2004.  Absent the adjustment to the expected benefit of this tax credit, CIBER’s effective tax rate for the third quarter of 2005 would have been approximately 39%.

Nine Months Ended September 30, 2005 as compared to Nine Months Ended September 30, 2004

Total revenue for the nine months ended September 30, 2005 increased 18% to $717.9 million from $607.8 million for the nine months ended September 30, 2004.  The 2005 revenue growth primarily resulted from our 2004 acquisitions of FullTilt, SCB, Ascent and Novasoft along with the 2005 acquisition of a small, single office SAP practice, offset by the August 2005 sale of the staffing component of our IBM operation.  Collectively, these acquisitions, offset by the divestiture of our IBM staffing operation, added approximately $94 million in incremental revenue to the first nine months of 2005 compared to the same period in 2004.  Excluding the revenue associated with the 2004 and 2005 acquisitions and divestiture from both periods, revenue for the nine months ended September 30, 2005 would have increased by approximately 3% compared to the same period in 2004.  2005 revenue was positively impacted by organic revenue growth in all five of our reporting segments, ranging from approximately 1% in our Commercial and State & Local segments to approximately 10% in our Federal segment.  Our average number of billable consultants increased 13% to approximately 7,025 for the nine months ended September 30, 2005 from approximately 6,225 for the nine months ended September 30, 2004.  Other revenue increased to $26.2 million for the nine months ended September 30, 2005 from $24.7 million for the nine months ended September 30, 2004, due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by an approximate $2.5 million decrease in domestic hardware and software sales, due to a decrease in sales to a large State & Local segment client.  Our average billing rate increased to approximately $75 per hour for the nine months ended September 30, 2005 compared to approximately $72 per hour for the nine months ended September 30, 2004.  Higher billing rates in our European segment, now a larger percentage of the overall revenue total, plus higher billing rates in our Commercial and Package segments, accounted for the majority of the increase.

In total, our gross profit percentage decreased slightly to 27.3% of revenue for the nine months ended September 30, 2005 from 27.9% of revenue for the same period of 2004.  Gross profit on services revenue declined to 26.8% for the nine months ended September 30, 2005 compared to 27.6% for the same period in 2004.  The decline in total gross profit percentage, as well as gross profit on services revenue was primarily due to lower margins in our European segment due to losses on two projects in our Denmark office which accounted for approximately 50 of the  80 basis point decline in our services gross profit percentage.  The remainder of that decline is attributed to a lower services gross profit percentage in our Commercial, State & Local and Federal segments due to higher labor costs in our Commercial and Federal segments and lower billing rates in our State & Local segment.

Selling, general and administrative expenses (“SG&A”) increased to $153.0 million for the nine months ended September 30, 2005 from $128.6 million for the nine months ended September 30, 2004, primarily due to our 2004 acquisitions.  As a percentage of sales, SG&A increased slightly to 21.3% for the nine months ended September 30, 2005 compared to 21.2% for the first nine months of 2004. The increase is due primarily to expected higher SG&A costs in our European segment, now a larger percentage of our overall business due to our acquisitions of Ascent and Novasoft, and to a lesser extent, due to investments we are making in our low-cost domestic delivery centers, CIBERsites.

Amortization of intangible assets increased to $4.5 million for the nine months ended September 30, 2005 from $2.8 million for the same period last year, due to additional amortizable intangible assets, primarily customer relationships, resulting from our 2004 acquisitions.

Interest income and expense fluctuates based on our average amounts borrowed.  In addition to our outstanding Debentures, our average line of credit balance was approximately $44 million for the nine months ended September 30, 2005 as compared to $5 million for the same period of 2004.  Interest income is primarily from cash held in our European subsidiaries.  Net interest expense totaled approximately $5.9 million for the nine months ended September 30, 2005 compared to $4.3 million for the same period of the prior year.

Other income, net of $438,000 was recorded during the nine months ended September 30, 2005 as compared to other income, net of $2.3 million during the same period of 2004.   The 2005 amount was primarily comprised of a $1.0 million gain on the sale of our IBM staffing operation during the third quarter, gains on foreign currency forward contracts of $676,000, offset by foreign currency losses of $830,000, minority interest expense of $250,000 and investment losses of $150,000.  The 2004 income resulted from gains on foreign currency forward contracts of $1.2 million, as well as foreign currency gains of $695,000 and minority interest income of $240,000.

Our effective tax rate was 36.6% for the nine months ended September 30, 2005 as compared to 38.2% for the nine months ended September 30, 2004.  The lower rate in 2005 was due to an adjustment to the expected benefit of a research and experimentation credit that CIBER first recognized at the end of 2004.  Absent the adjustment to the expected benefit of this tax credit, CIBER’s effective tax rate for the first nine months of 2005 would have been approximately 39%.

Segments

Commercial Solutions

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$88,485	$88,564	$258,806	$262,821
Other revenue	1,781	1,618	5,280	4,357
Total revenue	90,266	90,182	264,086	267,178
Gross profit-consulting services	23,798	22,353	69,098	68,991
Gross profit-other revenue	157	243	495	646
Gross profit-total	23,955	22,596	69,593	69,637
Operating income	8,245	6,993	22,225	21,229

Gross profit percentage-consulting services	26.9%	25.2%	26.7%	26.3%
Gross profit percentage-other revenue	8.8%	15.0%	9.4%	14.8%
Gross profit percentage-total	26.5%	25.1%	26.4%	26.1%
Operating income percentage	9.1%	7.8%	8.4%	7.9%

Average hourly billing rate	$64	$66	$64	$64
Consultant utilization	90%	92%	91%	93%
Average billable headcount	3,000	2,825	2,950	2,875

Commercial Solutions (“Commercial”) revenue was relatively flat for the three months ended September 30, 2005 compared to the same period in the prior year and was negatively impacted by lower services revenue due to the August 2005 sale of our IBM staffing operation.  The sale negatively impacted services revenue by approximately $2 million compared to the same period in 2004.  Excluding the impact of the IBM sale, Commercial revenue increased by approximately 3% for the three months ended September 30, 2005 compared to the same period of the prior year. Services revenue for the nine months ended September 30, 2005 increased by approximately 2% compared to the same period in 2004.  Incremental revenue contributed by our January 2004 acquisition of FullTilt and our March 2004 acquisition of SCB, offset by the August 2005 sale of our IBM staffing operation, accounted for approximately half of the increase.  Absent the acquisition and divestiture activity, organic growth was approximately 1% for the nine months ended September 30, 2005.  Other revenue in the Commercial segment decreased by approximately $900,000 for the three months ended September 30, 2005 compared to the same period of 2004, due to a decrease in low margin, high dollar value hardware sales.

Gross profit percentage on services revenue was 25.2% for the three month period ended September 30, 2005 compared to 26.9% for the same period in 2004.  Increased reliance on higher cost subcontractors combined with higher salary costs for permanent employees accounted for the decrease in services gross profit percentage.  Higher subcontractor and salary expense also caused services gross profit percentage to decline for the nine month period, which fell 40 basis points to 26.3% compared to 26.7% for the same period in 2004.  Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, increased by over 600 and 540 basis points for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004.  The 2005 increase was due to the mix of products sold and our focus on the sale of higher margin products.

Operating income as a percentage of revenue decreased by 130 and 50 basis points for the three and nine months ended September 30, 2005 compared to the same periods in 2004.  Lower gross profit on services accounted for all of the three month decline and a majority of the nine month decrease.  Higher SG&A expenses associated with the investment we are making in CIBERsites, our low-cost, domestic application development and support centers also contributed to the nine month decline.

Federal Government Solutions

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$40,852	$39,563	$106,525	$123,495
Other revenue	—	—	—	—
Total revenue	40,852	39,563	106,525	123,495
Gross profit-consulting services	10,157	9,583	26,314	29,473
Gross profit-other revenue	—	—	—	—
Gross profit-total	10,157	9,583	26,314	29,473
Operating income	5,961	5,581	14,882	16,483

Gross profit percentage-consulting services	24.9%	24.2%	24.7%	23.9%
Gross profit percentage-other revenue	—%	—%	—%	—%
Gross profit percentage-total	24.9%	24.2%	24.7%	23.9%
Operating income percentage	14.6%	14.1%	14.0%	13.4%

Average hourly billing rate	$50	$51	$50	$50
Consultant utilization	93%	87%	94%	91%
Average billable headcount	1,700	1,700	1,475	1,725

Federal Government Solutions (“Federal”) revenue decreased by approximately 3% during the three months ended September 30, 2005 compared to the same period of 2004.  The revenue decrease is primarily attributed to the expiration of an infrastructure outsourcing engagement on which CIBER was participating as a subcontractor.   Absent the lost revenue associated with that engagement, revenue for the quarter would have increased by approximately 2% compared to the same period in 2004.  Revenue for the nine months ended September 30, 2005 increased by approximately 16% compared to the same period in 2004.  Organic revenue growth for the comparative nine month periods was approximately 10%, while incremental revenue contributed by our March 2004 acquisition of SCB accounted for the remainder of the increase.

Gross profit percentage in the Federal segment decreased by 70 basis points for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and decreased by 80 basis points for the same nine month ending periods.  Lower consultant utilization for both the three month and nine month periods of 2005 accounted for the decrease.  The decrease in gross margin accounted for the majority of the decrease in the operating income percentage of this segment, which fell by 50 and 60 basis points for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004.

State & Local Government Solutions

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$27,901	$31,166	$79,919	$91,340
Other revenue	1,498	805	6,387	2,588
Total revenue	29,399	31,971	86,306	93,928
Gross profit-consulting services	8,080	6,927	23,157	23,159
Gross profit-other revenue	321	221	969	374
Gross profit-total	8,401	7,148	24,126	23,533
Operating income	2,338	1,509	7,293	5,449

Gross profit percentage-consulting services	29.0%	22.2%	29.0%	25.4%
Gross profit percentage-other revenue	21.4%	27.5%	15.2%	14.5%
Gross profit percentage-total	28.6%	22.4%	28.0%	25.1%
Operating income percentage	8.0%	4.7%	8.5%	5.8%

Average hourly billing rate	$73	$70	$73	$71
Consultant utilization	90%	88%	92%	90%
Average billable headcount	850	975	800	950

State & Local Government Solutions (“State & Local”) revenue increased by approximately 9% for the three months ended September 30, 2005 compared to the same period in 2004.  Consulting services revenue grew by approximately 12% for the three month period, due to a 15% increase in average billable headcount compared to the same period in 2004, offset by a slightly lower average billing rate which decreased to $70 per hour in 2005 compared to $73 per hour in 2004.  Utilization also offset the increase in headcount decreasing to 88% for the 2005 three month period compared to 90% for the same period in 2004.  The 2005 three month period was aided by incremental revenue of approximately $1.5 million associated with infrastructure services provided in support of Hurricane Katrina relief efforts in the City of New Orleans.  Revenue for the nine months ended September 30, 2005 increased by approximately 9% compared to the same period in 2004.  Incremental revenue contributed by our March 2004 acquisition of SCB accounted for most of the nine month increase.  Absent the SCB contribution, total revenue for the nine month period increased on an organic basis by approximately 1%.  Consulting services revenue grew organically by approximately 8%, while other revenue, which in this segment consists of low margin third-party hardware and software product re-selling activity, fell by nearly 60%.  The nine month services increase is attributed to growth in our security practice, as well as our ability to leverage our expertise in certain State & Local verticals.

The consulting services gross profit percentage in our State & Local segment for the three months ended September 30, 2005 decreased by 680 basis points and for the nine months ended September 30, 2005 decreased by 360 basis points compared to the same periods in 2004.  The three month decrease was due to a heavy dependence on high priced subcontractors, particularly for the work associated with the Hurricane Katrina relief efforts in New Orleans, plus lower average billing rates and lower utilization elsewhere in the segment during the period. The low services gross margin in the current quarter, along with a project that contributed lower than normal gross profit for the nine month period ended September 30, 2005, that was completed during the period, combined for the majority of the nine month services gross profit percentage decrease.

Operating income as a percentage of revenue decreased by 330 basis points for the three months ended September 30, 2005 and decreased by 270 basis points for the nine months ended September 30, 2005, compared to the same periods in 2004.  Lower gross profit percentages, explained above, partially offset by lower SG&A as a percentage of revenue accounted for the operating income percentage decrease.

Package Solutions

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$20,117	$22,297	$59,728	$67,806
Other revenue	2,242	2,848	6,365	8,590
Total revenue	22,359	25,145	66,093	76,396
Gross profit-consulting services	6,357	6,312	17,720	19,899
Gross profit-other revenue	1,026	1,507	3,323	5,055
Gross profit-total	7,383	7,819	21,043	24,954
Operating income	2,023	2,487	5,044	7,884

Gross profit percentage-consulting services	31.6%	28.3%	29.7%	29.4%
Gross profit percentage-other revenue	45.8%	52.9%	52.2%	58.9%
Gross profit percentage-total	33.0%	31.1%	31.8%	32.7%
Operating income percentage	9.1%	9.9%	7.6%	10.3%

Average hourly billing rate	$144	$144	$145	$146
Consultant utilization	75%	76%	73%	77%
Average billable headcount	375	425	375	425

Package Solutions (“Package”) revenue for the three and nine month periods ended September 30, 2005 increased by approximately 13% and 16% compared to the same periods in 2004.  The 2005 increases were due to organic growth of approximately 4% for the three month period and 7% for the nine month period, resulting from improved demand following the acquisition of PeopleSoft by Oracle.  The market for PeopleSoft implementation services was hindered in 2004 due to the uncertainty around Oracle’s bid to acquire PeopleSoft.  Firms that had purchased PeopleSoft software licenses were reluctant to engage firms like CIBER to implement that software until there was clarity around the outcome of Oracle’s takeover attempt.  Now that the acquisition is complete, it appears that demand is improving for PeopleSoft implementation services.  In addition to organic growth in the Package segment, the three and nine month periods ended September 30, 2005 also benefited from our first quarter acquisition of a single office operation specializing in SAP implementations.  This acquisition closed at the beginning of January 2005 and contributed revenue of approximately $1.5 million and $5.0 million to the three and nine month periods ended September 30, 2005.

Gross profit as a percentage of services revenue in the Package segment decreased to 28.3% for the three months ended September 30, 2005 compared to 31.6% for the three months ended September 30, 2004 and decreased by 30 basis points for the nine month period ended September 30, 2005 as compared to the nine month period of 2004.  Higher labor costs accounted for the majority of the services gross profit percentage decline in both periods.  Gross profit on other revenue, which consists of commissions earned on the resale of certain hardware products, improved for both the three and nine month periods ended September 30, 2005 by 710 and 670 basis points compared to the same periods in 2004.  Higher commission rates on higher revenue volumes in both periods primarily accounted for the gross margin improvement.  Overall gross profit improved by 90 basis points to 32.7% for the nine months ended September 30, 2005 compared to 31.8% for the same period of 2004.

The revenue increase and gross profit on other revenue improvement had a positive impact on operating income margins, which improved by 80 basis points for the three months ended September 30, 2005 and improved by 270 basis points for the nine months ended September 30, 2005, compared to the same periods in 2004.

European Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Consulting services	$33,055	$48,034	$80,277	$148,012
Other revenue	4,026	3,188	6,626	10,711
Total revenue	37,081	51,222	86,903	158,723
Gross profit-consulting services	9,643	14,618	24,727	43,892
Gross profit-other revenue	2,953	1,326	3,588	5,061
Gross profit-total	12,596	15,944	28,315	48,953
Operating income	2,446	1,705	6,174	6,245

Gross profit percentage-consulting services	29.2%	30.4%	30.8%	29.7%
Gross profit percentage-other revenue	73.3%	41.6%	54.2%	47.3%
Gross profit percentage-total	34.0%	31.1%	32.6%	30.8%
Operating income percentage	6.6%	3.3%	7.1%	3.9%

Average hourly billing rate	$122	$127	$121	$126
Consultant utilization	64%	66%	68%	69%
Average billable headcount	800	1,075	625	1,075

Our European Operations (“European”) segment revenue increased significantly for the three and nine month periods ended September 30, 2005.  Our acquisition of Novasoft in September 2004 contributed much of the increase to the three month period and our May 2004 Ascent acquisition, combined with Novasoft, contributed much of the increase to the nine month period.  Novasoft contributed incremental revenue of approximately $13 million for the three months ended September 30, 2005 and Ascent and Novasoft incrementally contributed approximately $69 million to the nine months ended September 30, 2005.  Excluding acquisition related revenue from the 2004 and 2005 three and nine month periods, organic increases in European segment revenue were 5% for the three months ended September 30, 2005 and 4% for the nine months ended September 30, 2005, compared to the same periods in 2004.  Other revenue in all periods presented consists primarily of Ascent’s sales of proprietary and third-party software products.

Gross profit percentage on services increased 120 basis points for the three months ended September 30, 2005 and decreased 110 basis points for the nine months ended September 30, 2005, compared to the same periods in 2004.  The increase for the three month period is attributable to higher services gross profit within Novasoft which contributed less than one month of revenue for the three month period in 2004, compared to a full three months in 2005.  The services gross profit percentage increase would have been greater had it not been for two troubled projects in our Denmark office.  The Denmark operation negatively impacted European segment services gross margins by approximately 320 basis points for the three month period and by approximately 240 basis points for the nine month period.  The gross profit percentage on other revenue decreased to 41.6% for the three months ended September 30, 2005 and 47.3% for the nine months ended September 30, 2005, compared to 73.3% and 54.2% for the respective periods of 2004.  The 2005 decreases are due to unusually high gross profit on Ascent software sales in the third quarter of 2004.  During that quarter, a large percentage of Ascent software sales consisted of high margin sales of Ascent’s proprietary CRM product, compared to the third quarter of 2005 in which the majority of the revenue was related to lower margin re-selling activity of other non-proprietary products.

Operating income as a percentage of revenue decreased by 330 basis points for the three months ended September 30, 2005 and by 320 basis points for the nine months ended September 30, 2005, compared to the same periods in 2004.  Lower gross profit percentages, explained above, combined with expected higher SG&A costs associated with Ascent and Novasoft accounted for the majority of the operating income percentage decrease.

Liquidity and Capital Resources

At September 30, 2005, we had $139.9 million of working capital and a current ratio of 2.1:1.  Historically, we have used our operating cash flow plus the periodic sales of stock and borrowings under our line of credit to finance our operations and business combinations.  In December 2003 we sold $175 million of Convertible Senior Subordinated Debentures.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Nine months ended September 30,
	2004	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$20,991	$25,278
Investing activities	(103,735)	(18,921)
Financing activities	(20,734)	(12,611)
Effect of foreign exchange rates on cash	(407)	(3,097)
Net decrease in cash and equivalents	$(103,885)	$(9,351)

Our balance of cash and cash equivalents was $35.1 million at September 30, 2005 as compared to a balance of $44.4 million at December 31, 2004.  At both September 30, 2005 and December 31, 2004, substantially all of our cash balance was maintained by our European subsidiaries, of which approximately $23.1 million at September 30, 2005 was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of their cash, outside of their business opportunities or needs, is limited.

Total accounts receivable increased slightly to $210.8 million at September 30, 2005 from $206.1 million at December 31, 2004.  Total accounts receivable days sales outstanding (“DSO”) was 80 days at both September 30, 2005 and December 31, 2004.  Although our accounts receivable balance has been fairly consistent on a consolidated basis between the two periods, changes in accounts receivable DSO have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period affecting our liquidity.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used cash of $99.0 million for acquisitions in the first nine months of 2004 as compared to only $9.6 million used for acquisitions during the same period in 2005.  Spending on property and equipment increased slightly to $8.7 million in 2005 from $4.8 million in 2004 as we made investments in our CIBERsites locations, as well as client project-related assets.

In 2005, our financing activities are primarily comprised of cash used for the repayment of our line of credit and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  However, during the nine months ended September 30, 2004, we also used our cash to repay $52.6 million of debt acquired in connection with our SCB and Ascent acquisitions.  We purchased $6.0 million of treasury stock during the nine months ended September 30, 2005 as compared to $8.7 million for the same period of the prior year.  The cash provided by sales of stock under our employee stock purchase plan and options exercised decreased to $4.3 million during the nine months ended September 30, 2005 compared to $6.3 million during the nine months ended September 30, 2004.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when payment is made.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  The timing of our normal bi-weekly U.S. payroll cycle can cause significant changes in accrued compensation and related liabilities.  At September 30, 2005, there were 10 days of unpaid wages as compared to only 5 days at December 31, 2004.

In 2005, we continued the repurchase of our common stock under our share repurchase program.  At September 30, 2005, we had authorization for the repurchase of approximately 609,000 shares remaining.  We may continue to use cash to repurchase our common stock.

In early 2005, we increased our ownership in Novasoft to 95% and we announced our intentions to attempt to acquire all of the remaining Novasoft minority interest shares.  We expect the cost to acquire all of the minority interest shares will be approximately $6-$7 million.

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, CIBER made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  On July 20, 2005, we amended our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, upon conversion we will deliver cash in lieu of our common stock.

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

Bank Line of Credit – We have a revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  On July 11, 2005, we amended the line of credit to provide for a maximum borrowing amount of $70 million which will reduce to $60 million on December 31, 2005.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 100 basis points to prime less 30 basis points depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On September 30, 2005, the bank’s prime rate was 6.75% and our rate for borrowing was 5.75%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50% depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and the terms prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (ratio of Total Funded Indebtedness divided by EBITDA) of 4.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of September 30, 2005. Certain elements of these ratios are defined below.

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

Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and amends SFAS No. 95, “Statement of Cash Flows.”  The Company must adopt SFAS 123R effective January 1, 2006, at which time the Company must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received.  The cost of the equity instruments is to be measured based on the grant-date fair value of the instruments and is required to be recognized over the period during which employees are required to provide services.  Under the “modified prospective” transition method that we expect to apply upon adoption, compensation cost will be recognized for all awards granted subsequent to the effective date of SFAS 123R, as well as for the unvested portion of the awards outstanding as of the effective date.  The implementation of the provisions of SFAS 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS 123R will reduce our 2006 net income by approximately $1.5 million to $2.0 million.

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

Revenue recognition - We recognize revenue as services are performed or products are delivered in accordance with contractual agreements and U.S. generally accepted accounting principles.  We primarily provide consulting services under time-and-materials or fixed-price contracts.  We estimate that approximately 85-90% of our service revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we estimate and accrue revenue for services performed since the last billing cycle.  When billed in the following month, we compare the actual bills to our accruals and any differences are adjusted to revenue at this time.  Differences are commonly the result of adjustments made as time sheets are approved, late time sheets are received and rates are changed.  For fixed-price contracts for system design, development and implementation, which we estimate represents approximately 10-15% of our total revenue, we recognize revenue based on the estimated percentage of completion based on costs incurred relative to total estimated costs.  Each contract has different terms, scope, deliverables and engagement complexities that require significant judgment.  The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known.

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

Collectibility of accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At September 30, 2005, we had gross accounts receivable of $212.1 million and our allowance for doubtful accounts was $1.3 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  Historically, our bad debt expense has been a very small percentage of our total revenue as most of our revenues are from large credit-worthy Fortune 500 companies and governments.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

Valuation of goodwill – At September 30, 2005, we had $411.4 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but is subject to annual impairment testing.  The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated.  The estimation of fair value requires significant judgment.  Any loss resulting from an impairment test would be reflected in operating income in our statement of operations.

Valuation of other intangible assets - In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  We often use third parties to assist us with such valuations.  At September 30, 2005, we had $26.4 million of other intangible assets.  In addition, these intangible assets are amortized over our best estimate of their useful life.

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

Our five largest clients accounted for 30% of our revenue in 2004.  The various agencies of the U.S. Federal Government represent our largest client, accounting for 16% of total revenue in 2004, while no other customer accounted for more than 6% of our total revenue.  In 2005, we expect that the U.S. Federal Government will represent approximately 15-20% of our total revenue.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract at any time with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy generally.  When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.  Consequently our profit margins may be adversely affected.

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

We have continued to expand our international operations and estimate that our foreign operations currently represent approximately 23% of our total revenue.  We presently have offices in 18 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  As of September 30, 2005, we had approximately $216.8 million of outstanding indebtedness and had the ability to incur approximately $24 million of additional debt under our revolving credit facility.  We may obtain additional long-term debt and working capital lines of credit to meet our future financing needs, which would have the effect of increasing our total leverage.

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

Some of our government clients, largely in the state and local market, may require us to provide surety bonds or letters of credit as a condition of being awarded a new engagement.  We cannot be certain that surety bonds or letters of credit will be available to us on acceptable terms, if at all.  If we cannot obtain surety bonds or letters of credit on acceptable terms, we may be unable to obtain additional client engagements that require them, which could negatively impact our ability to grow our business and adversely affect our business, financial condition and results of operations.  As of September 30, 2005, we had approximately $18.5 million of outstanding surety bonds and approximately $6.2 million of outstanding letters of credit supporting client engagements for which we may be required to make future payment.  The issuer of our outstanding surety bonds requires that we post a letter of credit as collateral to support these possible obligations.  We have a $6.0 million letter of credit outstanding to support our current surety program.  The surety company may, at its discretion, require us to provide additional collateral as a condition for future surety bond issuances.  We cannot be certain that such collateral will be available if needed.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2005, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2004.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the board of directors.  Based on their evaluation as of September 30, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our common stock made during the three months ended September 30, 2005.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)

July 2005	100,000	$7.45	100,000	754,437
August 2005	85,000	7.76	85,000	669,437
September 2005	60,000	7.69	60,000	609,437
Total	245,000	$7.62	245,000

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our board of directors to increase the authorized shares available for repurchase.  In total, 11,388,591 shares have been authorized under this program since its inception.

ITEM 6.    Exhibits

3.1	Restated Certificate of Incorporation
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Company Financial Scorecard for the three months and fiscal year ending December 31, 2004, restated for our segment changes made effective December 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	November 7, 2005	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	November 7, 2005	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer