Form 10-K
period 2005-12-31
CIBER INC
filed 2006-02-28
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer                    ☒ Accelerated filer                              ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2005 was $442,386,239, based on the closing price of the registrant’s Common Stock of $7.98 per share reported on the New York Stock Exchange on such date.

As of February 15, 2006, there were 62,090,123 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be held on May 2, 2006 are incorporated by reference into Part III of this Report.

CIBER, Inc.

Form 10-K

Table of Contents

Part I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors and Executive Officers
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Party Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits, Financial Statement Schedules

Signatures
Exhibit Index

Part I

Disclosure Regarding Forward-Looking Statements

Included in this Annual Report and elsewhere from time to time in other written and oral statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our Company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words such as  “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,”  “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in this Annual Report under the caption “Item 1A. RISK FACTORS.”  As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  Additionally, we caution investors not to place undue reliance on any forward-looking statement as these statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Item 1.  Business

General Development of Business

CIBER, Inc. and its subsidiaries (generally referred to herein as “CIBER,” “the Company,” “we,” “our,” or “us”) provide information technology (“IT”) system integration consulting and other IT services.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  Our clients consist primarily of governmental agencies, Fortune 500 and middle market companies, across most major industries.  To a small extent, we also resell certain IT hardware and software products.  Our consultants serve client businesses from over 60 U.S. offices, over 20 European offices, as well as several offices in Asia/India/Pacific.  Our foreign operations, across 16 countries, accounted for 23% of our total revenue in 2005.  CIBER, Inc. was originally incorporated in Michigan in 1974 and later reincorporated in Delaware in 1993.  We completed our initial public offering in 1994 and our common stock trades on the New York Stock Exchange under the symbol “CBR.”  Our corporate headquarters is located in Greenwood Village, Colorado, and our main telephone number is 303-220-0100.

Financial Information about Segments and Geographic Areas

The information required by these items is incorporated herein by reference to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 of the Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Narrative Description of Business

Services and Operations

We organize our operations by the nature of their services, client base and geography.  At December 31, 2005, we had five reportable segments as follows:

2005 Revenue %
Custom Solutions:
Commercial Solutions	37%
Federal Government Solutions	17%
State & Local Government Solutions	13%
U.S. Package Solutions	11%
European Operations	22%

Custom Solutions

Our Custom Solutions branch office network provides IT project solutions and IT staffing in custom-developed software environments to Commercial, Federal Government and State & Local Government clients.  The branch office network is an integral part of our business strategy.  Each branch office has local leadership, sales, recruiting and delivery capabilities.  Through the branch office network, we can (1) offer a broad range of consulting services on a local basis, (2) respond to changing market demands for IT services through a variety of relationships in many industries and geographic areas and (3) maintain a quality professional staff because of our nationwide reputation and strong recruiting capabilities.  Our sales methodology and solution delivery capabilities continue to enhance our ability to identify, pursue and close project or solutions-based business.  The primary service offerings of Custom Solutions include:

•                  Application Development;

•                  Enterprise Integration;

•                  Application Management Outsourcing; and

•                  Global Security

CIBER’s Application Development services provide analysis, design, development, testing, implementation and maintenance of business applications.  Our delivery capabilities span service-oriented architectures, including J2EE and .NET, as well as traditional client/server and mainframe development.  We also offer portal development, wireless and mobility applications and managed content services.

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

CIBER offers a comprehensive scope of IT-related outsourcing services.  Our Application Management Outsourcing service assumes responsibility for a client’s specific IT operation and provides on-going application support, which we categorize as Tier 1-Application Specific Help Desk, Tier 2-Production Support or Tier 3-Routine Maintenance.  We also provide infrastructure and IT operations outsourcing in the areas of technology solutions (including networks, servers, storage, security and desktops) and service desk solutions (including help desk and call center, data center hosting, monitoring and management, and maintenance and systems support).

CIBER’s Global Security services provide assessment and remediation services, as well as managed services that include intrusion monitoring and incident response.

Our Custom Solutions group also has two branch offices that resell certain third party IT hardware and software products, primarily network equipment, including switches and routers, fileservers, application and database servers and related software, data storage systems, security appliances and security software.

In addition, our Company introduced and expanded its global delivery capability with its CIBERsitesTM offering in 2005.  CIBERsites are development centers strategically located both domestically and offshore, to take advantage of lower-cost labor in under utilized technology markets and provide an alternative for low-cost application development, outsourcing and support functions.  In the U.S., CIBER launched CIBERsites in Oklahoma City, Oklahoma and Tampa, Florida in the first quarter of 2005.  Additionally, to fulfill the needs of those clients seeking an offshore alternative solution, CIBER acquired Bangalore, India-based Knowledge Systems Pvt. Ltd. (“Knowledge Systems”) in July 2005.  CIBERsites leverage the communication skills, technical proficiency, education and ingenuity of our employees to offer a solution that is fully secure and compliant with U.S. business laws and practices.

We have segmented our Custom Solutions branch offices around their designated client focus category (Commercial, Federal Government or State & Local Government).  However, an individual office may also have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.

Commercial Solutions

With approximately 2,750 consultants, our Commercial Solutions segment is our largest operating group and targets large commercial clients across most major industries, including manufacturing, high-technology, services, banking/financial services and retail.  This segment also includes our India-based operations.

Federal Government Solutions

Our Federal Government Solutions segment, comprised of approximately 1,650 consultants, primarily provides custom solutions to defense and civilian agencies of the U.S. Federal Government.  In the aggregate, the various agencies of the U.S. Federal Government represent our largest client and accounted for approximately 15% of our total revenue in 2005.  Areas of focus include defense and aerospace, energy, accounting and financial, port security, training solutions and homeland security.

State & Local Government Solutions

Our State & Local Government Solutions segment, comprised of approximately 1,050 consultants, primarily provides custom solutions to over 600 state and local government agencies, in more than 45 states.  Areas of focus include health and human services, transportation, homeland security, labor and workforce development and finance and administration.

U.S. Package Solutions

Our U.S. Package Solutions segment operates as the CIBER Enterprise Solutions (“CES”) division.  CES’s approximately 450 consultants provide consulting services to support software from enterprise solutions vendors including Oracle, SAP and Lawson, as well as several supply chain management products.  Our services include package software assessment, selection, planning and implementation.  We have vertical expertise in the public sector, higher education, healthcare, retail, manufacturing and supply chain, among others.  The division’s Technology Solutions Practice helps clients select, configure and design IT platform-related solutions, and we are an authorized reseller of certain technology products, primarily from IBM.

We are a Gold-level SAP America Partner, an Oracle Certified Advantage Partner, and a Lawson Consulting Partner.  Our partner relationships are a key component of our Package Solutions segment.  These alliance or partner relationships allow us access to various sales and marketing opportunities.  In some cases, it allows us to jointly propose our services along with the software vendor’s proposal for software.  We believe that prospective package software implementation customers often have a preference to only consider purchasing services from a software vendor partner.  Also, software vendors with whom we partner typically give us a license to their software applications, as well as access to their most recent research and development findings and training programs.

European Operations

Our CIBER Europe operations provide a broad range of business and technical consulting services that include package implementation, application development, systems integration and support services, as well as our own Customer Relationship Management software products.  CIBER Europe has approximately 1,150 consultants in more than 10 European countries and several Asian countries.  Our partner relationships in Europe include SAP, Sage, Microsoft and Oracle.  With our acquisitions of Novasoft and Ascent in 2004, we now provide SAP-related services from 13 countries.  We have re-branded our SAP business as “CIBER Novasoft” to continue the recognition established in Europe by Novasoft.  We are an SAP Alliance Partner, as well as a Special Expertise Partner for SAP Industry Solutions in Automotive, Retail and Chemicals.

Clients

Our clients consist primarily of Fortune 500 and middle market companies across most major industries, as well as governmental agencies.  These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives.

In 2005, we estimate our approximate percentage of total revenue by client industry was:

Government	31%
Manufacturing	17%
Finance, banking, and insurance	13%
Services and other	9%
Healthcare	8%
Telecommunications	7%
Automotive	7%
Retail	5%
Education	3%

Certain clients account for a significant portion of our revenue.  Our largest client, the various agencies of the U.S. Federal Government, accounted for approximately 10%, 16% and 15% of total revenue in 2003, 2004 and 2005, respectively.  No other client accounted for more than 4% of our total revenue in 2005.  In addition, our five largest clients accounted for, in the aggregate, approximately 25% of our total revenue in 2005.  Also in 2005, our largest client in each segment, as a percentage of that segment’s total revenue was: Commercial - 9%; Federal - 90%; State & Local - 17%; Package - 7% and European Operations - 6%.  Additionally, only our State & Local segment had a second client that also accounted for more than 10% of its total segment revenue.

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

Acquisitions/Business Combinations

We began operations in 1974 as a professional services staffing organization to assist companies in need of computer programming support.  In the late-1980s, we initiated a growth strategy that included expanding our range of IT-related services, developing a professional sales force and selectively acquiring established complementary companies.  Since our initial public offering in March of 1994, we have completed over 50 business combinations.  Our acquisition strategy has been central to our ability to expand our business model.  Our acquisitions have allowed us to effectively expand our business model in the following areas:

•                                          Increased project-based capabilities - We have expanded our project-based delivery capabilities by adding expertise around SAP, PeopleSoft (now part of Oracle), and other enterprise resource planning (“ERP”) packages.  In addition to acquiring project-based ERP capabilities, we have organically developed project level expertise in delivery of custom software applications, application maintenance and technology outsourcing services.  This combination of acquired and organically developed project delivery capabilities has resulted in a shift in our mix of business to project-based work from staff supplementation services.

•                                          Established significant public sector presence - Our acquisitions have enabled us to become an established firm in the public sector, providing services to over 600 state and local government agencies, in more than 45 states, as well as to several agencies of the U.S. Federal government.  Our public sector clients, including Europe, accounted for approximately 31% of our total revenue in 2005.

•                                          Expanded geographic presence - Acquisitions have also allowed us to expand our geographic footprint to include a significant European presence.  Beginning with our late 1999 acquisition of Netherlands based Solution Partners BV, and most recently our 2004 acquisition of Novasoft; we have expanded our European operations to include 25 foreign offices located in 14 countries, including Asia/Pacific.

In 2005, we acquired two small entities, including a single office operation specializing in SAP implementations and an India-based professional services firm specializing in custom application development.

From January 2003 to December 2005, we completed the following significant business combinations:

Acquired Company	Date	Consultants added
Novasoft AG	September 2004	425
Ascent Technology Group Limited	May 2004	130
SCB Computer Technology, Inc.	March 2004	1,250
ECsoft Group, plc	January 2003	440

Novasoft AG (“Novasoft”) – In late 2004, we acquired approximately 94% of the net outstanding shares of Novasoft, headquartered in Heidelberg, Germany.  In 2005, we increased our ownership of Novasoft to approximately 95% and we expect to acquire the remaining shares in 2006.  Novasoft is a provider of implementation and other consulting services related to SAP software products.  Novasoft is an SAP Alliance Partner and implements all of SAP’s ERP products including mySAP.com products and industry specific applications.  At the time of the acquisition, Novasoft had approximately 425 consultants, located mainly in Germany, the U.K. and Spain.  We acquired Novasoft to expand our international presence, as well as our capacity to deliver SAP-related services.

Ascent Technology Group Limited (“Ascent”) - Based in Hinckley, Leicestershire, U.K., Ascent provides IT services to medium-sized enterprises with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions and Microsoft.Net software services.  Ascent has also developed and sells its own proprietary customer relationship management software.

SCB Computer Technology, Inc. (“SCB”) -  Based in Memphis, Tennessee, SCB provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients.  This acquisition expanded our Federal Government Solutions and State & Local Government Solutions segments and added beneficial customer relationships to our Commercial Solutions business.  We acquired SCB so that a combined CIBER and SCB would be able to compete more effectively for larger public sector contracts.  We believe the acquisition provided an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

ECsoft Group plc. (“ECsoft”), now named CIBER Europe Limited, is based in London.  ECsoft operates in Denmark, the Netherlands, Norway, Sweden and the U.K. and provides IT consulting services similar to services provided by CIBER.  We acquired ECsoft to increase the size of our European operations and add depth to our European management team.

Due to our numerous historical acquisitions, we have recorded a significant amount of goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired business.  Many of our acquisitions have involved a relatively small amount of acquired net assets, and thus, a large portion of the purchase price has been assigned to goodwill.  Not all of our acquisitions have been successful.  Acquired businesses may perform significantly worse than we had expected for a variety of reasons, including decreased customer demand for a particular service offering or the loss of a significant customer, among others.  Such factors could lead to a future goodwill impairment charge.

Our Competitive Strengths

We believe that our corporate strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

•                                          Balanced Business Model - We have developed a business model that allows us to provide superior, leading-edge services that are routinely updated to meet the current needs of our clients.  We have developed a reputation for thought leadership in industry verticals such as state government and higher education and in technology verticals such as wireless and security applications, including homeland security.

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

•                                          Breadth of Service Offering -  We offer a broad range of services to our clients including staff supplementation services, custom application development services, implementation of ERP packages, application maintenance outsourcing services, resale of certain hardware and software products, managed hosting and call center support.  We believe that having this broad delivery capacity is often a competitive advantage, particularly when competing against smaller local and regional firms.

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

•                                          Optimized Delivery Methodology - Our proprietary Optimized Delivery Model ™ (“ODM”) is designed to determine the right mix of client and CIBER resources, and the appropriate work site for an engagement, as well as balance the cost of the resources, and the complexity of managing a diverse and distributed team.  Our approach minimizes resource costs and maximizes delivery effectiveness for the benefit of the client.

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

•                                          Disciplined Pursuit and Efficient Integration of Strategic Acquisitions - We have completed over 50 business combinations since our initial public offering in March of 1994.  During this time, through experience and process, we have developed expertise in effectively valuing and successfully integrating firms with which we combine.  We view this skill and expertise as a distinct advantage, especially in the current economic environment.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies.  Our competition varies significantly from city to city, as well as by the type of service provided.  Our principal competitors include Accenture, Atos Origin, BearingPoint, Cap Gemini, CACI, CGI Group, Deloitte & Touche, EDS, IBM Global Services, Keane, Logica/CMG, Maximus and Xansa.  Many large consulting firms also offer services that overlap with some of our services.  Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we do.  In addition, we must frequently compete with a client’s own internal IT staff.  We also compete with Internet professional services firms, as well as the service divisions of various software developers.  Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India).  There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

Employees

As of December 31, 2005, we had approximately 8,000 employees and consultants.  We routinely supplement our employee consulting staff with the use of contractors.  At December 31, 2005, we had approximately 7,050 billable consultants, of which approximately 1,200 were contractors.  None of our employees are subject to a collective bargaining arrangement.  We have employment agreements with our executive officers and certain other employees.  We believe our relations with our employees are good.

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

Available Information

The Internet address of our website is http://www.ciber.com.  Through our website, we make available, free of charge, access to all reports filed with the Securities and Exchange Commission (“SEC”) including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practical after they are electronically filed or furnished to the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

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

Economic conditions and levels of client spending materially affect our results of operations.

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

Our five largest clients accounted for 25% of our revenue in 2005.  The various agencies of the U.S. Federal Government represent our largest client, accounting for 15% of total revenue in 2005, while no other client accounted for more than 4% of our total revenue.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract at any time with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy generally.  When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.  Consequently, our profit margins may be adversely affected.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of a large engagement conducted on a fixed-price basis.

We estimate that approximately 10-15% of our total revenue in 2005 is from engagements performed in accordance with fixed-price contracts.  Revenue for these types of engagements is recognized based on the estimated percentage of completion determined generally by costs incurred relative to total estimated costs.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for completing the project.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the project.  The cumulative impact of any adjustments in estimated revenue and cost are recognized as necessary in the period during which the facts causing the adjustment become known.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.  Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

Financial and operational risks of our international operations could result in a decline in revenue and profitability.

We have continued to expand our international operations and estimate that our foreign operations currently represent approximately 23% of our total revenue.  We presently have offices in 16 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

In 2005, approximately 31% of our revenue was from public sector clients, including federal, state, local and foreign governments and agencies.  The market for our services depends largely on federal and state legislative programs and the budgetary capability to support programs, including the continuance of existing programs.  These programs can be modified or amended at any time by acts of federal and state governments.  Many government budgets have been adversely impacted by the economic slowdown.  All but one state must operate under a balanced budget.  In addition, changes in federal initiatives or in the level of federal spending due to budgetary or deficit considerations may have a significant impact on our future financial performance, as may curtailment of the federal government’s use of consulting and technology services firms, the adoption of new laws or regulations that affect companies providing services to the federal government and potential delays in the government appropriation process.

Additionally, federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts.  Among other things, governments may terminate contracts with short notice for convenience, as well as for default, and cancel multi-year contracts if funds become unavailable.

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

Since January 1, 2003, we have made four significant acquisitions, only one of which was based in the U.S.  The other three were European companies.  These acquisitions included ECsoft Group, plc, SCB Computer Technology, Inc., Ascent Technology Group Limited, and Novasoft AG.  Each of these acquisitions involved the integration of separate companies that had previously operated independently and had different corporate cultures.  We may not succeed at integrating or managing acquired businesses or in managing the larger company that results from these acquisitions.  The process of combining these companies may be disruptive to their business and our business and could have an adverse impact on our reputation and/or our financial results as a result of the following difficulties, among others:

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

If we are unable to integrate our acquisitions in a timely manner, or at all, or if we experience difficulty integrating or managing the acquired businesses, we may not achieve the desired level of benefits in connection with the transactions.  In addition, the costs of achieving those benefits may be greater than we anticipate.  In the course of acquiring companies, we have recorded a significant amount of goodwill.  Historically, we have not always achieved the level of benefits that we expected from our acquisitions, nor have the acquired businesses always achieved the revenue and profitability we anticipated.  Such experiences could lead to a subsequent goodwill impairment charge.

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

Our aggregate level of indebtedness increased in December 2003 in connection with our issuance of $175 million of Convertible Senior Subordinated Debentures (“Debentures”) due 2023.  The terms of the Debentures permit us to incur additional debt, including secured debt, and to repurchase our common stock.  Additionally, the limited covenants applicable to the Debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations.  We also have a $60 million bank revolving line of credit that expires on September 30, 2007.  We have used borrowings under our line of credit to finance some of our acquisitions.  This credit facility contains specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of dividends.  Additionally, it requires CIBER to maintain specified financial covenants, including an asset coverage ratio, a leverage ratio, a senior leverage ratio, and a fixed charges coverage ratio.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit that have been waived by our lender.  If we fail to comply with any covenants in the future, however, we may not be able to obtain a waiver and could be in default under our credit agreement.

In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  As of December 31, 2005, we had approximately $219.6 million of outstanding indebtedness and had the ability to incur approximately $9 million of additional debt under our revolving credit facility.  We may obtain additional long-term debt and working capital lines of credit to meet our future financing needs, which would have the effect of increasing our total leverage.

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

Debenture holders may require us to repurchase their Debentures at a repurchase price of 100% of the principal amount plus accrued interest on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events as described in the indenture.  Additionally, the Debentures are convertible at the option of the holder into shares of our common stock under certain circumstances.  CIBER has made an irrevocable election to settle in cash and not in shares 100% of the principal amount of the Debentures under these circumstances.  We may not have sufficient funds to pay the repurchase price for all tendered Debentures in cash at such time or the ability to arrange necessary financing on acceptable terms.  We may be subject to limitations under our bank line of credit related to the repurchase of our indebtedness.  We may be prohibited under future indebtedness from repurchasing any Debentures prior to their stated maturity.  In addition, if we fail to repurchase the Debentures as required by the indenture, it would constitute an event of default under the indenture, which, in turn, would be expected to constitute an event of default under any agreement relating to indebtedness, including our bank line of credit.  Important corporate events, such as takeovers, recapitalizations, or similar transactions, may not constitute a designated event under the indenture governing the Debentures, and thus may not permit the Debenture holders to require us to repurchase or redeem the Debentures.

We may be unable to obtain surety bonds or letters of credit in support of client engagements on acceptable terms, if available, which could affect our ability to obtain additional client engagements that require them.

Some of our government clients, largely in the state and local market, may require us to provide surety bonds or letters of credit as a condition of being awarded a new engagement.  We cannot be certain that surety bonds or letters of credit will be available to us on acceptable terms, if at all.  If we cannot obtain surety bonds or letters of credit on acceptable terms, we may be unable to obtain additional client engagements that require them, which could negatively impact our ability to grow our business and adversely affect our business, financial condition and results of operations.  As of December 31, 2005, we had approximately $13.6 million of outstanding surety bonds supporting client engagements for which we may be required to make future payment.  The issuer of our outstanding surety bonds requires that we post a letter of credit as collateral to support these possible obligations.  We have a $6.0 million letter of credit outstanding to support our current surety program.  The surety company, at its discretion, may require us to provide additional collateral as a condition for future surety bond issuances.  We cannot be certain that such collateral will be available if needed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located at 5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111, where we occupy approximately 69,000 square feet under a lease that expires in December 2008.  Approximately 13,000 square feet of this office space is used by our Denver area operations.  Generally, we provide our services at client locations and, therefore, our office locations are primarily used for sales and other administrative functions.  At December 31, 2005, we had lease obligations for approximately 840,000 square feet of office space in approximately 105 locations.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.”  The table below sets forth, for the periods indicated, the low and high sales price per share of our common stock.

	Low	High
Year Ended December 31, 2004:
First Quarter	$8.91	$11.30
Second Quarter	7.90	11.41
Third Quarter	6.35	8.22
Fourth Quarter	7.54	9.80
Year Ended December 31, 2005:
First Quarter	$7.06	$9.77
Second Quarter	6.96	8.75
Third Quarter	7.19	8.05
Fourth Quarter	5.73	7.51

The closing price of our common stock on February 15, 2006 was $5.62.  As of February 16, 2006, there were 3,284 registered holders of record of our common stock.  We estimate there are approximately 16,000 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business.  Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so.  In addition, pursuant to the terms of our line of credit agreement with Wells Fargo Bank, we are prohibited from paying dividends on our stock.

Recent Sales of Unregistered Securities: None

Information regarding securities authorized for issuance under our equity compensation plans can be found under “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Purchases of Equity Securities by the Issuer – The following table sets forth the information required regarding repurchases of our common stock made during the three months ended December 31, 2005.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)(3)

October 2005	170,000	$6.95	170,000	#	439,437
November 2005	355,000	6.12	355,000	#	84,437
December 2005(3)	175,000	6.61	175,000		$6,901,000
Total	700,000	$6.44	700,000

(1) Calendar month

(2) As of end of month indicated

(3) On June 22, 1999, CIBER announced its common stock share repurchase program. The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase. In total, 11,479,154 shares have been repurchased under this program since its inception. In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase up to $7.5 million of either common shares or convertible debt, whichever is determined to be more advantageous. Through December 31, 2005, the Company had repurchased only common stock.

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

	As of and for the Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenue	$558,875	$608,318	$691,987	$843,021	$956,009
Amortization of intangible assets (2)	12,155	910	2,664	4,214	5,958
Operating income	2,596	24,522	32,463	51,268	46,656
Net income	1,684	14,178	19,984	29,701	24,707
Earnings per share:
Basic	$0.03	$0.22	$0.31	$0.49	$0.40
Diluted	0.03	0.22	0.31	0.45	0.38
Weighted average shares outstanding:
Basic	58,191	63,313	63,505	60,701	62,536
Diluted	58,698	63,989	65,451	74,642	68,296

Balance Sheet Data:
Working capital	$101,938	$100,847	$212,552	$138,871	$147,382
Total assets	368,751	427,141	573,323	758,672	744,567
Total long-term liabilities (3)	18,634	30,857	188,601	241,122	236,920
Contingent value of put option	—	5,832	—	—	—
Total shareholders’ equity	291,290	327,530	304,632	377,663	376,607

Shares outstanding, net of treasury	60,455	64,117	58,599	62,542	62,047

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

(2)          Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, whereby goodwill is no longer amortized.

(3)          In December 2003, we issued $175 million of Convertible Senior Subordinated Debentures (See Note 10 to the Consolidated Financial Statements included herein).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report.  This section also contains forward-looking statements and should be read in conjunction with the section of this report titled “Disclosure Regarding Forward-Looking Statements.”  In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP” financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this Annual Report on Form 10-K, and is incorporated by reference herein.

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

Our five operating segments, Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, Package Solutions and European Operations, are organized internally primarily by the nature of their services, client base and geography.  Our Commercial Solutions, Federal Government Solutions and State & Local Government Solutions segments comprise our U.S. based CIBER branch offices that provide IT services and products in custom-developed software environments.  These offices are classified into a segment based on their primary client focus category (Commercial, Federal or State & Local); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India operations are considered part of our Commercial Solutions segment.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, Lawson and SAP.  Our European Operations segment represents our offices in Europe, Eastern Asia and Australia that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.

The majority of our services revenue is recognized under time-and-material contracts as hours and costs are incurred.  Under fixed-price contracts, which make up approximately 10%-15% of our services revenue, our revenue is fixed under the contract while our costs to complete our obligations under the contract are variable.  As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss.  Changes in our services revenue is primarily a function of hours worked on revenue-generating activities and, to a lesser extent, changes in our average rate per hour.  Hours worked on revenue-producing activities vary with the number of consultants employed and their utilization level.  Utilization represents the percentage of time worked on revenue-producing engagements divided by the standard hours available (i.e. 40 hours per week).  Our average utilization rates are higher in our Commercial, Federal and State & Local Government Solutions segments (typically around 85% to 90%) as compared to our Package Solutions and European Operations segments (typically around 70% to 75%).  We actively manage both our number of consultants and our overall utilization levels.  If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources.  As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment.

The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our overall average rate per hour is also influenced by the results of our fixed-price engagements, which can vary.  Our effective average hourly billing rates are highest in our Package Solutions segment (approximately $145 per hour) as compared to our European Operations segment (approximately $100 to $120 per hour) and to our Commercial, Federal and State & Local Government Solutions segments (approximately $50 to $75 per hour).  Success or overruns on fixed-price contracts can also influence our effective average rate per hour.  In addition, our foreign revenue is also impacted by changes in currency exchange rates.

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software and commissions on sales of IT products.  Our sales of IT hardware and software generally involve IT network infrastructure.  Gross profit percentage on other revenues is approximately 40%.  This is a blend of low-margin product sales (typically 5% to 15%) and higher-margin product commissions and proprietary software sales.  Depending on the mix of these business activities, gross profit percentage on other revenue will fluctuate.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.  In addition, the recent economic downturn has negatively affected the operations of many of our clients and prospective clients and has negatively impacted their IT spending.  As a result, competition for new engagements and pricing pressure has been strong.  We have responded to these challenging business conditions by closely monitoring the utilization of our billable personnel, through continuing evaluation of the size of our workforce and required office space and by managing our selling, general and administrative costs as a percentage of revenue.

Business Combinations

In 2005, we acquired two small entities, including a single office operation specializing in SAP implementations and an India-based professional services firm specializing in custom application development.  During 2003 and 2004, we completed the following significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
Novasoft AG	September 2004	425	$50.0 million
Ascent Technology Group Limited	May 2004	130	36.9 million
SCB Computer Technology, Inc.	March 2004	1,250	63.4 million
ECsoft Group, plc	January 2003	440	16.7 million

Novasoft AG (“Novasoft”) – In late 2004, we acquired approximately 94% of the net outstanding shares of Novasoft, headquartered in Heidelberg, Germany, for total consideration of approximately $61.0 million in cash and $16.0 million of CIBER common stock.  In 2005, we increased our ownership of Novasoft to approximately 95% for an additional $1.8 million for consideration and expenses and we expect to acquire the remaining shares in 2006.  The cash portion of the payment consideration was primarily funded by borrowing under our bank revolving line of credit.  Novasoft is a provider of implementation and other consulting services related to SAP software products.  Novasoft is an SAP Alliance Partner and implements all of SAP’s ERP products, including mySAP.com products and industry specific applications.  At the time of the acquisition, Novasoft had approximately 425 consultants, located mainly in Germany, the U.K. and Spain.  We acquired Novasoft to expand both our international presence and our capacity to deliver SAP-related services.  When combined with our existing European operations, we now provide SAP related consulting services from 10 European countries.  At the time of the acquisition, we expected Novasoft to contribute approximately $78 million in annualized revenue.  For 2005, Novasoft recognized revenue of approximately $84 million.

Ascent Technology Group Limited (“Ascent”) - Based in Hinckley, U.K., Ascent provides IT services to medium-sized enterprises with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions and Microsoft.Net software services.  Ascent has also developed and sells its own proprietary customer relationship management software.  The aggregate purchase consideration for Ascent included $20.2 million in cash and $1.5 million of CIBER common stock.  In addition, Ascent had certain debt obligations, totaling approximately $19.5 million, which we repaid shortly after closing the acquisition.  We primarily used a portion of the cash raised from our Convertible Senior Subordinated Debentures (“Debentures”) to fund the cash portion of the purchase consideration and to repay Ascent’s debt.  At the time of the acquisition, we expected Ascent to contribute approximately $40 million in annualized revenue.  For 2005, Ascent recognized revenue of approximately $38 million.

SCB Computer Technology, Inc. (“SCB”) -  Based in Memphis, Tennessee, SCB provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients.  The aggregate purchase price included $44.3 million in cash and $12.7 million in CIBER common stock.  In addition, SCB had certain debt obligations, totaling approximately $33.1 million that we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our Debentures to fund the cash portion of the purchase consideration and to repay SCB’s debt.  This acquisition expanded our Federal Government Solutions and State & Local Government Solutions segments and added beneficial customer relationships to our Commercial Solutions business.  We acquired SCB so that a combined CIBER and SCB would be able to compete more effectively for larger public sector contracts.   At the time of the acquisition, we expected SCB to contribute approximately $120 million in annualized revenue; however, SCB’s operations generally had lower average billing rates and slightly lower gross margins than our historical averages, which lower our measurements in these areas.  It is difficult to measure the incremental revenue recognized in 2005 from our 2004 acquisition of SCB since many of the SCB offices were combined with existing CIBER offices.  However, each of the CIBER reporting segments to which SCB contributed, Commercial Solutions, State & Local Government Solutions, and Federal Government Solutions, all realized organic revenue growth during 2005.  Our Commercial Solutions segment, which received approximately 15% of SCB’s revenue, realized organic growth of approximately 1% in 2005.  Our State & Local Government Solutions segment, which received approximately 35% of SCB’s revenue, realized organic growth of approximately 4% in 2005.  Finally, our Federal Government Solutions segment, which received approximately 50% of SCB’s revenue, realized organic growth of approximately 2% in 2005.  We believe the acquisition provided an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

ECsoft Group plc. (now named CIBER Europe Limited) is based in London.  At the time of the acquisition, ECsoft had operations in Denmark, the Netherlands, Norway, Sweden and the U.K. that provided IT consulting services similar to services provided by CIBER.  We acquired ECsoft to increase the size of our European operations and add depth to our European management team.  At the time of the acquisition, we expected ECsoft to add approximately $55 million in annual revenue.  For 2005, CIBER Europe Limited recognized revenue from prior ECsoft operations totaling approximately $50 million.  These revenue results include our Denmark operation which incurred significant cost overruns on two fixed-price projects that constrained revenue and operating income results in that operation by approximately $4.5 million during 2005.  See our European Operations segment discussion under “Results of Operations” for additional discussion on these projects.

The results of operations of these acquired businesses have been included in our Consolidated Financial Statements since the closing date of the respective acquisition.

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Year Ended December 31,
	2003	2004	2005

Consulting services	96.0%	96.0%	96.0%
Other revenue	4.0	4.0	4.0
Total revenue	100.0	100.0	100.0

Gross profit-consulting services	28.0	27.2	26.3
Gross profit-other revenue	27.3	36.6	42.3
Gross profit-total	27.9	27.5	26.9
Selling, general and administrative expenses	22.8	20.9	21.4
Amortization of intangible assets	0.4	0.5	0.6
Operating income	4.7	6.1	4.9
Interest and other expense, net	(0.2)	(0.5)	(0.8)
Income before income taxes	4.5	5.6	4.1
Income tax expense	1.6	2.1	1.5
Net income	2.9%	3.5%	2.6%

The following table sets forth certain operating data for our reportable segments:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Total revenue:
Commercial Solutions	$363,508	$353,501	$355,523
Federal Government Solutions	73,769	147,685	159,836
State & Local Government Solutions	86,694	115,493	125,866
Package Solutions	93,801	88,002	102,864
European Operations	76,509	140,790	214,502
Inter-segment	(2,294)	(2,450)	(2,582)
Total revenue	$691,987	$843,021	$956,009

Income from operations:
Commercial Solutions	$29,520	$29,281	$25,478
Federal Government Solutions	10,975	19,633	20,306
State & Local Government Solutions	5,915	8,788	5,555
Package Solutions	8,797	7,974	11,436
European Operations	2,373	9,067	8,550
Corporate expenses	(22,453)	(19,261)	(18,711)
Total	35,127	55,482	52,614
Amortization of intangibles	(2,664)	(4,214)	(5,958)
Operating income	32,463	51,268	46,656
Net interest and other expense	(1,028)	(3,873)	(8,051)
Income before income taxes	31,435	47,395	38,605
Income tax expense	11,451	17,694	13,898
Net income	$19,984	$29,701	$24,707

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

Total revenue increased 13% to $956.0 million in 2005 from $843.0 million in 2004.  The 2005 revenue growth primarily resulted from our 2004 acquisitions of SCB, Ascent and Novasoft along with the 2005 acquisition of a small, single office SAP practice, and was offset by the August 2005 sale of the staffing component of our IBM operation.  Collectively, these acquisitions, offset by the divestiture of our IBM staffing operation, added approximately $90 million in incremental revenue to 2005 as compared to 2004.  Excluding the revenue associated with the 2004 and 2005 acquisitions and divestiture from both periods, 2005 revenue would have increased by approximately 3% compared to 2004.  Revenue in 2005 was positively impacted by organic revenue growth in all five of our reporting segments, ranging from approximately 1% in our Commercial segment to approximately 10% in our Package segment.  Our average number of billable consultants working during the year increased 10% to approximately 7,065 in 2005 from approximately 6,450 in 2004.  Other revenue increased to $38.6 million in 2005 from $33.9 million in 2004 due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by an approximate $4.6 million decrease in domestic hardware and software sales, due in part to a decrease in sales to a large State & Local Solutions segment client.  Our average billing rate increased to $76 per hour in 2005 compared to $73 per hour in 2004.  Higher billing rates in our European Operations segment, now a larger percentage of the overall revenue total, plus higher billing rates in our Commercial Solutions segment, accounted for the majority of the increase.  Consultant utilization was 87% in 2005 as compared to 88% in 2004.

In total, our gross profit percentage decreased to 26.9% of revenue in 2005 from 27.5% of revenue in 2004.  The overall decline represents a mix of higher margins on other revenue, which improved by 570 basis points combined with a decline in services margins which fell by 90 basis points.  The other revenue margin improvement is primarily due to a full year of high margin product sales from our Ascent acquisition combined with improved margins within the Technology Solutions practice in our Package Solutions segment.  The 90 basis point year over year services margin decline is attributed primarily to execution issues in our European Operations and State & Local Solutions segments.  In our European Operations segment, cost overruns on two fixed-price Danish projects, along with poor performance in the first half of the year in one of our U.K. offices accounted for approximately 70 basis points in overall services margin decline.  In our State & Local Solutions segment, project cost overruns and a fourth quarter project cancellation and project delay negatively impacted overall services gross margins by approximately 20 basis points.  Positively impacting services gross margins in 2005 was the full year benefit of Ascent and Novasoft, which combined, incrementally contributed approximately $60 million of services revenue.  This incremental revenue yielded a gross margin of approximately 32.5%, positively impacting CIBER’s overall services gross margin by approximately 40 basis points.  The balance of the services gross profit percentage decline, about 40 basis points, was the result of higher labor costs in our Commercial Solutions and State & Local Solutions segments, and investments in our onshore and offshore CIBERsites locations.

Selling, general and administrative expenses (“SG&A”) increased to $204.6 million in 2005 from $176.7 million in 2004, primarily due to our 2004 acquisitions.  As a percentage of sales, SG&A increased to 21.4% in 2005 from 20.9% in 2004.  The increase is due primarily to expected higher SG&A costs in our European Operations segment, now a larger percentage of our overall business due to our acquisitions of Ascent and Novasoft.  Excluding Europe, SG&A as a percentage of revenue actually decreased by approximately 20 basis points.

Amortization of intangible assets increased to $6.0 million in 2005 from $4.2 million in 2004 due to additional amortizable intangible assets, primarily customer relationships, resulting from our recent acquisitions.

Interest income and expense fluctuate based on our average cash balance invested or amounts borrowed.  In addition to our outstanding Debentures, our average line of credit balance was approximately $43 million during 2005 as compared to $16 million during 2004.  Interest income is primarily from cash held in our European subsidiaries.  Net interest expense totaled approximately $7.9 million in 2005 compared to $6.1 million in the prior year.

Other expense, net was $143,000 in 2005 as compared to other income, net of $2.2 million in 2004.  The 2005 amount was primarily comprised of a $1.0 million gain on the sale of our IBM staffing operation during the third quarter and gains on foreign currency forward contracts of $748,000, offset by foreign currency losses of $1.2 million and minority interest expense of $341,000.  Other income in 2004 included foreign currency gains of $1.2 million, $376,000 of gains on foreign currency forward contracts and minority interest income of $70,000.  Our effective tax rate was 36.0% in 2005 compared to 37.3% in 2004.  Our effective tax rates in both 2005 and 2004 were favorably impacted by a Federal research credit.  The lower rate in 2005 was due to an adjustment to the expected benefit of the research and experimentation credit that CIBER first recognized at the end of 2004.  Absent the adjustment to the expected benefit of this tax credit, CIBER’s effective tax rate for 2005 would have been approximately 39%.

Year Ended December 31, 2004 as compared to Year Ended December 31, 2003

Total revenue increased 22% to $843.0 million in 2004 from $692.0 million in 2003.  The 2004 revenue growth primarily resulted from our 2004 acquisitions of SCB, Ascent and Novasoft, plus the full year benefit of our 2003 acquisitions of ECsoft and AlphaNet.  Our 2004 acquisitions added approximately $165 million in incremental revenue to 2004 and the full year benefit of our 2003 acquisitions added another $13 million in incremental revenue to 2004.  Excluding the incremental revenue contributed by the 2003 and 2004 acquisitions, 2004 revenues would have decreased by approximately 4% from the prior year.  Approximately one fourth of the decrease was due to a reduction in services from a large telecommunications client in September of 2003, which negatively impacted revenue on a year over year basis by approximately $8 million.  Revenue in 2004 was positively impacted by organic revenue growth in our Federal Government Solutions and European Operations segments that was offset by decreased sales in our Commercial Solutions, State & Local Government Solutions and Package Solutions segments.  Our average number of billable consultants working during the year increased 26% to approximately 6,450 in 2004 from approximately 5,100 in 2003.  Other revenues increased to $33.9 million in 2004 from $28.0 million in 2003 due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by decreased domestic hardware and software sales.  Our average billing rate was $73 per hour in 2004 compared to $72 per hour in 2003.

In total, our gross profit percentage decreased to 27.5% of revenue in 2004 from 27.9% of revenue in 2003.  This decrease is due to lower gross margins on services revenue, partially offset by increased gross margins on other revenue.  The decline in gross profit on services revenue was primarily due to expected lower margins on the incremental revenue contributed by SCB, as well as lower profitability on three projects that experienced cost overruns.  Our gross profit percentage on other revenue increased to 36.6% in 2004 from 27.3% in 2003 due to increased sales of higher-margin proprietary software products contributed by Ascent.  In addition, consultant utilization in 2004 was 88% compared to utilization of 89% in 2003.

SG&A increased to $176.7 million in 2004 from $158.2 million in 2003, due to the incremental costs associated with our 2004 acquisitions.  As a percentage of sales, SG&A decreased to 20.9% in 2004 from 22.8% in 2003, as we continued efforts to contain costs and leverage our existing overhead infrastructure.  Contributing to this was a combined $2.0 million decrease in office rent and SG&A depreciation expense in 2004.

Amortization of intangible assets increased to $4.2 million in 2004 from $2.7 million in 2003 due to additional amortizable intangible assets, primarily customer relationships, resulting from our recent acquisitions.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Interest expense increased to $7.0 million in 2004 from $2.1 million in 2003 primarily due to the December 2003 sale of $175 million of 2.875% Convertible Senior Subordinated Debentures.  Interest income is primarily from cash held in our European subsidiaries.

Other income, net was $2.2 million in 2004 as compared to $162,000 in 2003.  Other income in 2004 included foreign currency transaction gains of $1.2 million, $376,000 of gains on foreign currency forward contracts and minority interest income of $70,000.

Our effective tax rate was 37.3% in 2004 compared to 36.4% in 2003.  Our effective tax rate in 2004 was favorably impacted by a Federal research credit while 2003 was largely impacted by tax benefits resulting from the closure of certain subsidiary operations.  Our acquisition of Novasoft in late 2004 has also slightly increased our effective tax rates, as Novasoft operates in foreign countries with higher tax rates.

Segments

Commercial Solutions

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except billing rate)
Consulting services	$353,850	$346,288	$348,335
Other revenue	9,658	7,213	7,188
Total revenue	363,508	353,501	355,523
Gross profit-consulting services	91,361	91,147	89,484
Gross profit-other revenue	1,152	739	935
Gross profit-total	92,513	91,886	90,419
Operating income	29,520	29,281	25,478

Gross profit percentage-consulting services	25.8%	26.3%	25.7%
Gross profit percentage-other revenue	11.9%	10.2%	13.0%
Gross profit percentage-total	25.5%	26.0%	25.4%
Operating income percentage	8.1%	8.3%	7.2%

Average hourly billing rate	$62	$64	$65
Consultant utilization	93%	91%	92%
Average billable headcount	3,000	2,960	2,860

Commercial Solutions (“Commercial”) revenue increased slightly in 2005 despite the negative impact from the August 2005 sale of our IBM staffing operation.  The sale negatively affected services revenue by approximately $5 million in 2005 compared to 2004.  Incremental revenue contributed by our 2004 acquisitions totaled approximately $4 million.  Absent the acquisition and divestiture activity, organic growth was approximately 1% during 2005 and was achieved mainly because of our continued shift away from IT staffing and toward more project-based work.  Commercial revenue was negatively impacted in 2003 and 2004 because of a large telecommunications client that significantly reduced the use of our services in September of 2003.  This client reduction negatively impacted revenue by approximately $7 million in 2003 and by $8 million in 2004.  Other revenue for our Commercial segment represents the resale of third-party hardware and software products.  In 2004, the substantial decrease in other revenue as compared to 2003 was the result of continued downward pricing pressure on hardware and software, resulting from increased competition from the direct sales channels of hardware and software manufacturers.

Gross profit percentage on services revenue decreased by 60 basis points to 25.7% in 2005 as compared to 26.3% in 2004 due to higher employee wage and benefit costs combined with an increased reliance on higher cost subcontractors.  Gross profit percentage on services revenue improved by 50 basis points in 2004 to 26.3% compared to 25.8% in 2003 due to our continued shift away from IT staffing toward higher-margin project-based work.  Our gross profit percentage on other revenue increased by 280 basis points in 2005 compared to 2004, which was due to the mix of products sold and our focus on the sale of higher margin products.  In 2004, we experienced a 170 basis point decline in our gross profit percentage on other revenue as compared to 2003, which was due to the pricing pressures and increased competition mentioned above.

The Commercial segment’s operating income percentage declined to 7.2% in 2005 from 8.3% in 2004 due to the previously discussed gross profit decline combined with higher SG&A costs.  The higher SG&A costs are primarily due to the investment we are making in CIBERsites, our low-cost application development and support centers.

Federal Government Solutions

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except billing rate)
Consulting services	$73,769	$147,657	$159,836
Other revenue	—	28	—
Total revenue	73,769	147,685	159,836
Gross profit-consulting services	19,861	35,269	37,335
Gross profit-other revenue	—	2	—
Gross profit-total	19,861	35,271	37,335
Operating income	10,975	19,633	20,306

Gross profit percentage-consulting services	26.9%	23.9%	23.4%
Gross profit percentage-other revenue	—%	7.1%	—%
Gross profit percentage-total	26.9%	23.9%	23.4%
Operating income percentage	14.9%	13.3%	12.7%

Average hourly billing rate	$66	$50	$51
Consultant utilization	93%	94%	90%
Average billable headcount	600	1,550	1,700

Federal Government Solutions (“Federal”) revenue increased significantly in 2004 and continued the upward trend in 2005, though at a much slower pace.  Our acquisition of SCB in March of 2004 contributed to both the 2004 and 2005 revenue increases, adding incremental revenue of approximately $50 million in 2004 and approximately $10 million in 2005.  Excluding the impact of the SCB acquisition, Federal revenue grew organically by approximately 28% in 2004 and 2% in 2005 compared to the prior years.  The 2004 organic revenue increase is primarily due to increased spending, particularly in the areas of defense and homeland security within existing government agency clients, as well as the successful penetration of new agency accounts resulting in new contract wins.  In 2005, while revenue grew organically for the year compared to 2004, during 2005 revenue declined by approximately 10% in the last half of the year compared to the first half.  The decrease is due primarily to the loss of revenue from an outsourcing contract where CIBER was a subcontractor to a larger prime vendor.  The term of the outsourcing contract ended, and it was required by the Federal agency for which the work was being performed that the contract be re-bid.  CIBER and the prime vendor with whom we partnered were unsuccessful in our effort to continue providing services under the contract.  Loss of this contract resulted in a revenue decrease of approximately $8 million in the second half of 2005.  In addition, the Federal segment recognized approximately $2 million less revenue in the last six months of 2005 compared to the first six months on a telecommunications outsourcing arrangement where we provide maintenance services on a time and materials basis.  This contract remains in place, and the maintenance services associated with it will continue to fluctuate up and down based on demand.  Revenue for the remaining Federal operations grew by approximately 1% in the last six months of 2005 compared to the first six months.

Federal gross profit percentage decreased by 50 basis points in 2005 compared to 2004 and by 300 basis points in 2004 compared to 2003.  Federal gross profit percentages were 23.4% in 2005, 23.9% in 2004 and 26.9% in 2003.  Revenue and gross profit contributed by our March 2004 acquisition of SCB accounted for the entire decline.   The average gross profit percentage associated with the revenue contributed by SCB for ten months of 2004 and a full year in 2005 was approximately 18%.  This compares to gross profit margins associated with “non-SCB” Federal segment revenue of approximately 28% over that same two-year period.  The majority of the Federal revenue contributed by SCB consists of long-term contracts with low bill rates and low gross margins.  Although gross margins are low on these contracts, the SG&A overhead structure is also low.  As a result, in 2004, operating income as a percentage of revenue declined by only 160 basis points compared to a 300 basis point decline in gross margin.  In 2005, operating income declined by 60 basis points to 12.7% from 13.3% in 2004, which is a combination of the lower SCB gross margins throughout the year combined with lower operating margins in the last six months resulting from the decline in revenue previously discussed.

State & Local Government Solutions

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except billing rate)
Consulting services	$78,490	$108,254	$123,180
Other revenue	8,204	7,239	2,686
Total revenue	86,694	115,493	125,866
Gross profit-consulting services	22,166	30,617	29,659
Gross profit-other revenue	852	1,043	427
Gross profit-total	23,018	31,660	30,086
Operating income	5,915	8,788	5,555

Gross profit percentage-consulting services	28.2%	28.3%	24.1%
Gross profit percentage-other revenue	10.4%	14.4%	15.9%
Gross profit percentage-total	26.6%	27.4%	23.9%
Operating income percentage	6.8%	7.6%	4.4%

Average hourly billing rate	$77	$73	$70
Consultant utilization	90%	91%	90%
Average billable headcount	560	820	975

State & Local Government Solutions (“State & Local”) revenue in 2004 and 2005 significantly benefited from our March 2004 acquisition of SCB.  Excluding the impact of that acquisition, total revenue for 2005 increased on an organic basis by approximately 4% compared to 2004, and 2004 total revenue decreased organically by approximately 8% compared to 2003.  2005 consulting services revenue grew organically by approximately 10%, while other revenue, which in the State & Local segment consists of low margin, third-party hardware and software product re-selling activity, fell by over 50%.  The organic growth in 2005 services revenue was attributed to growth in our security practice, as well as our ability to leverage our expertise in certain State & Local verticals.  The decrease in 2004 organic total revenue was due primarily to IT budget constraints in the state and local government marketplace resulting from overall state and local budget deficits.

The consulting services gross profit percentage in our State & Local segment decreased in 2005 to 24.1% from 28.3% in 2004.  Several factors were responsible: first, the Company put a heavy dependence on high-priced subcontractors, particularly for the work associated with the Hurricane Katrina relief efforts in New Orleans; second, we experienced lower average billing rates and lower utilization elsewhere in the segment; and third, we experienced a project cost overrun and a fourth quarter project cancellation and delay that negatively impacted our service growth profit percentage by approximately 170 basis points.

Operating income as a percentage of revenue decreased by 320 basis points in 2005 as compared to 2004.  The lower gross profit percentage on services revenue in 2005, explained above, partially offset by lower SG&A costs as a percentage of revenue, accounted for the operating income percentage decrease.   SG&A as a percentage of revenue was relatively flat between 2003 and 2004, and thus the improvement in 2004 operating income percentage over 2003 was due entirely to improvement in the overall gross profit percentage.

Package Solutions

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except billing rate)
Consulting services	$84,380	$77,942	$89,832
Other revenue	9,421	10,060	13,032
Total revenue	93,801	88,002	102,864
Gross profit-consulting services	28,637	23,322	26,392
Gross profit-other revenue	5,230	5,385	7,599
Gross profit-total	33,867	28,707	33,991
Operating income	8,797	7,974	11,436

Gross profit percentage-consulting services	33.9%	29.9%	29.4%
Gross profit percentage-other revenue	55.5%	53.5%	58.3%
Gross profit percentage-total	36.1%	32.6%	33.0%
Operating income percentage	9.4%	9.1%	11.1%

Average hourly billing rate	$147	$145	$146
Consultant utilization	75%	72%	77%
Average billable headcount	350	375	440

Package Solutions (“Package”) 2005 revenue increased by approximately 17% compared to 2004, and 2004 revenue decreased approximately 6% compared to 2003.  The 2005 increase was due to organic growth of approximately 10%, resulting from continued improved demand following the completion of the acquisition of PeopleSoft by Oracle.  The decrease in 2004 revenues was primarily due to a decrease in PeopleSoft-related services offset in part by an increase in Oracle-related services.  The market for PeopleSoft implementation services was hindered in 2004 due to the uncertainty around Oracle Corporation’s bid to acquire PeopleSoft.  Firms that had purchased PeopleSoft software licenses were reluctant to engage firms like CIBER to implement that software until there was clarity around the outcome of Oracle’s takeover attempt.  In addition to organic growth in the Package segment, 2005 revenues also benefited from our first quarter acquisition of a single office operation specializing in SAP implementations.  This acquisition closed at the beginning of January 2005 and contributed revenue of approximately $6.5 million in 2005.  Other revenue is derived from our Technology Solutions practice and represents commissions on the resale of third party IT hardware products.  In 2005, other revenue increased by approximately 30% to $13.0 million compared to $10.1 million in 2004.  Heavy fourth quarter demand for IT hardware sold to customers for their enterprise package software implementations along with successful cross selling efforts accounted for much of the increase.

Gross profit as a percentage of services revenue in the Package Solutions segment declined by 50 basis points in 2005 to 29.4% compared to 29.9% in 2004.  Higher labor costs accounted for the majority of the services gross profit percentage decline.  The 400 basis point decrease in 2004 in gross profit percentage on services revenue was due to constrained demand because of the Oracle takeover attempt of PeopleSoft previously mentioned, which caused billing rates to compress slightly.  In addition, cost overruns on a PeopleSoft project in the first half of 2004 also negatively impacted gross profit margins on services revenue.  Gross profit on other revenue, which consists of commission dollars earned on the resale of certain hardware products, increased by 480 basis points in 2005 over 2004 related to higher commission rates on higher revenue volumes.  Overall, gross profit percentage, after suffering a 350 basis point decline in 2004 related to the PeopleSoft takeover and surrounding uncertainty, improved by 40 basis points in 2005.  The improvement was constrained by the higher labor costs mentioned above.

The 2005 revenue increase, which caused SG&A expenses to decrease as a percentage of revenue to 21.9% in 2005 from 23.6% in 2004, combined with improved gross profit on other revenue, had a positive impact on operating income margins.  Operating income as a percentage of revenue improved to 11.1% in 2005 compared to 9.1% in 2004.

European Operations

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except billing rate)
Consulting services	$75,778	$131,471	$198,841
Other revenue	731	9,319	15,661
Total revenue	76,509	140,790	214,502
Gross profit-consulting services	23,927	39,452	58,169
Gross profit-other revenue	411	5,240	7,349
Gross profit-total	24,338	44,692	65,518
Operating income	2,373	9,067	8,550

Gross profit percentage-consulting services	31.6%	30.0%	29.3%
Gross profit percentage-other revenue	56.2%	56.2%	46.9%
Gross profit percentage-total	31.8%	31.7%	30.5%
Operating income percentage	3.1%	6.4%	4.0%

Average hourly billing rate	$103	$123	$126
Consultant utilization	69%	69%	69%
Average billable headcount	500	740	1,090

Our European Operations (“European”) segment revenue increased dramatically in 2003, 2004 and 2005.  Our acquisition of ECsoft in January 2003 and our acquisitions of Ascent in May 2004 and Novasoft in September 2004 contributed significantly to the increase.  ECsoft (now named CIBER Europe Limited) contributed revenue of approximately $55 million in 2003, $60 million in 2004, and $50 million in 2005.  The 2005 ECsoft revenue results include our Denmark operation which incurred significant losses on two fixed-price projects that constrained revenue and operating income results in that operation by approximately $4.5 million.  The two Denmark fixed-price projects are for a public sector client and are still ongoing.  The cost overruns are the result of poor price estimating during the bidding phase, an initial poor technical design on one of the projects, resulting in a re-write of the application, poor project management and resource allocation and an inefficient change control process resulting in an expansion of the project scope without any incremental increase to the fixed price.  We currently anticipate that both of these projects will be complete early in the second quarter of 2006.  Ascent and Novasoft contributed approximately $25 million and $27 million in 2004, respectively, and $38 million and $84 million in 2005, respectively.  Excluding acquisition related revenue, organic increases in European segment revenue were 33% in 2004 and 6% in 2005.  The 2004 organic revenue increase includes the impact of favorable changes in foreign currency rates vs. the U.S. Dollar, which we estimate contributed approximately $3 million.  In 2005, however, the U.S. Dollar was relatively neutral for the year against the foreign currencies that impact our European operations, though the U.S. Dollar did strengthen in the last six months of 2005.  Excluding the impact of foreign exchange rate changes, our European Operations had organic revenue growth of approximately 17% in 2004 and 6% in 2005.  The 2004 organic growth rate is somewhat distorted by the large percentage of overall revenue contributed by acquisitions in 2003 and 2004.  Other revenue in 2004 and 2005 represents Ascent’s sales of proprietary and third party software products.

Gross profit percentage on services decreased 160 basis points in 2004 and 70 basis points in 2005.  Approximately 70 basis points of the 2004 decrease were due to a project overrun in our Denmark operation.  In 2005, continued project cost overruns on the two fixed-price projects in our Denmark operation mentioned above, along with poor performance in the first half of the year in one of our U.K. offices negatively impacted services gross profit by approximately 250 basis points.  Positively impacting European services gross profit in 2005 was the full year benefit of Ascent and Novasoft which combined, added approximately $60 million of incremental services revenue yielding gross margins of approximately 32.5%; positively impacting services gross profit percentage by approximately 140 basis points.  The remainder of the 2005 fluctuation in services gross margin, approximately 40 basis points, is due to an approximate 400 basis point improvement in gross margins in our Netherlands operation.  The remainder of the fluctuation in gross profit percentage for both 2003 and 2004 was due to a change in the mix of our business resulting from our various acquisitions during those years of companies that operated at more traditional industry levels.  The gross profit percentage on Europe’s other revenue decreased from 56.2% in 2004 to 46.9% in 2005 due to unusually high gross profit on Ascent software sales in 2004 related to Ascent’s proprietary CRM product, whereas the majority of other revenue in 2005 related to lower margin re-selling activity of other non-proprietary products.

Europe’s operating income percentage improved in 2004 compared to 2003 due to the acquisitions of Ascent and Novasoft, both higher operating margin businesses, and reductions in SG&A payroll costs and office rent.  In 2005, Europe’s operating income percentage decreased by approximately 240 basis points to 4.0% in 2005 compared to 6.4% in 2004.  The decrease in gross profit, explained above, combined with expected higher SG&A expenses from Ascent and Novasoft, accounted for the decrease.

Liquidity and Capital Resources

At December 31, 2005, we had $147.4 million of working capital and a current ratio of 2.15: 1.  Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance ongoing operations as well as business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Year Ended December 31,
	2004	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$36,925	$35,786
Investing activities	(127,385)	(22,333)
Financing activities	(2,070)	(12,782)
Effect of foreign exchange rates on cash	4,439	(4,456)
Net decrease in cash and cash equivalents	$(88,091)	$(3,785)

Our balance of cash and cash equivalents was $40.7 million at December 31, 2005, compared to a balance of $44.4 million as of December 31, 2004.  At both December 31, 2005 and 2004, substantially all of our cash balance was maintained by our European subsidiaries, of which, approximately $27.1 million at December 31, 2005 was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of Novasoft’s cash, outside of their business opportunities or needs, is limited under German corporations law.

Total accounts receivable increased slightly to $212.1 million at December 31, 2005, from $206.1 million at December 31, 2004.  Total accounts receivable day’s sales outstanding (“DSO”) was 76 days at December 31, 2005, as compared to 75 days at December 31, 2004.  Changes in accounts receivable have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control, and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.

Accrued compensation and related liabilities were $44.4 million at December 31, 2005, and $46.5 million at December 31, 2004.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At both December 31, 2005 and 2004, there were 5 days of unpaid wages.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used only $9.6 million of our cash for acquisitions in 2005, as compared to $120.3 million for acquisitions in

2004.  Spending on property and equipment increased to $10.8 million in 2005 from $7.4 million in 2004, as we made investments in our CIBERsites locations, and purchased client project-related assets.

In 2005 and 2004, our financing activities were primarily comprised of cash used for the repayment of our line of credit and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  In 2004, we also used our cash to repay $52.6 million of debt acquired in connection with our SCB and Ascent acquisitions.  We purchased $10.5 million of treasury stock during 2005, as compared to $11.2 million in 2004.  At December 31, 2005, we had authorization for the repurchase of an additional $6.9 million of common stock or convertible debt under our current repurchase plan.  We may continue to use cash to repurchase our common stock or our convertible debt, whichever is more advantageous.  The cash provided by sales of stock under our employee stock purchase plan and options exercised decreased to $5.7 million in 2005, as compared to $8.6 million in 2004.

In early 2005, we increased our ownership in Novasoft to 95%, and we announced our intentions to attempt to acquire all of the remaining Novasoft minority interest shares.  We anticipate the remaining costs to acquire all of the minority interest shares will be approximately $4-5 million which, subject to government approval, we expect to complete in 2006.

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, CIBER made an irrevocable election to settle in cash and not in shares, not less than 30% of the principal amount of the Debentures surrendered for conversion.  On July 20, 2005, we increased our irrevocable election to settle in cash and not in shares 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock.

Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  As of December 31, 2005, we had $42.6 million of outstanding borrowings under this line of credit.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.00% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On December 31, 2005, the bank’s prime rate was 7.25% and our rate for borrowing was 6.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of December 31, 2005.  Certain elements of these ratios are defined below.

•                  Senior Funded Indebtedness includes borrowings under our line of credit and our term loan with Wells Fargo plus the face amount of any outstanding Letters of Credit and any liabilities under our Wholesale Financing Agreement with IBM Credit.  It does not include our Debentures or any liabilities under any Swap Contract.

•                  Total Funded Indebtedness includes all Senior Funded Indebtedness plus all subordinated indebtedness.  This includes our Debentures, but does not include any liabilities under any Swap Contract.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Long-term debt(1)(2)	$217,638	$—	$42,638	$—	$175,000
Operating leases(3)	55,677	18,539	27,137	8,555	1,446
Purchase obligations	655	539	73	43	—
Total	$273,970	$19,078	$69,848	$8,598	$176,446

(1)          Our Debentures of $175 million are due 2023, and we presently pay approximately $5 million annually in interest related to the Debentures. However, pursuant to their terms, they may be redeemed for cash at various times prior to maturity beginning in 2008. Since we cannot predict any such redemption of the Debentures, their full value is reflected in this table based upon their scheduled maturity date. See Note 10 to the Consolidated Financial Statements included herein for additional information.

(2)          We believe the future interest obligation on our line of credit is not estimable, primarily because the balance is not predictable and because the interest rate is a variable rate determined quarterly. Assuming neither the balance nor the rate changes in 2006, we would pay less than $2.8 million for interest expense in 2006 related to the line of credit.

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

Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance, and amends SFAS No. 95, “Statement of Cash Flows.”  The Company will adopt SFAS 123R effective January 1, 2006, at which time, the Company must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received.  The cost of the equity instruments is to be measured based on the grant-date fair value of the instruments, and is required to be recognized over the period during which employees are required to provide services.  Under the “modified prospective” transition method that we expect to apply upon adoption, compensation cost will be recognized for all awards granted subsequent to the effective date of SFAS 123R, as well as for the unvested portion of the awards outstanding as of the effective date.  The implementation of the provisions of SFAS 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS 123R will reduce our 2006 net income by approximately $1.3 million to $1.5 million; however, actual results may vary depending on our future stock price, number of options issued and any future changes to our employee stock option programs.  In the fourth quarter of 2004, CIBER’s Board of Directors authorized the Company to accelerate the vesting of certain outstanding stock options in order to minimize the future expense anticipated upon adoption of SFAS 123R.  During 2004 and 2005, the Company accelerated the vesting on the majority of its outstanding stock options and, in total, decreased CIBER’s future option expense by approximately $6.0 million.

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

Revenue recognition - We recognize revenue as services are performed or products are delivered in accordance with contractual agreements and U.S. generally accepted accounting principles.  We primarily provide consulting services under time-and-materials or fixed-price contracts.  We estimate that approximately 85%-90% of our service revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we estimate and accrue revenue for services performed since the last billing cycle.  When billed in the following month, we compare the actual bills to our accruals, and any differences are adjusted to revenue at this time.  Differences are commonly the result of adjustments made as time sheets are approved, late time sheets are received and rates are changed.  For fixed-price contracts for system design, development and implementation, which we estimate represent approximately 10%-15% of our total revenue, we recognize revenue based on the estimated percentage of completion based on costs incurred relative to total estimated costs.  Each contract has different terms, scope, deliverables and engagement complexities that require significant judgment.  The cumulative impact of any revisions in estimated revenue and cost is recognized in the period in which the facts that give rise to the revision become known.  Our ability to accurately predict personnel requirements and other costs, as well as to effectively manage a project or achieve a certain level of performance, can have a significant impact on the gross margins related to our engagements.  In addition, with fixed-price contracts, we are subject to the risk of cost overruns.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.

Collectibility of accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2005, we had gross accounts receivable of $213.3 million, and our allowance for doubtful accounts was $1.2 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large credit-worthy Fortune 500 companies and governments.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.

Evaluation of goodwill impairment – At December 31, 2005, we had $409.7 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but is subject to annual impairment testing.  The impairment test involves the use of estimates related to the fair value of the business operations with which the goodwill is associated.  The estimation of fair value requires significant judgment.  Any loss resulting from an impairment test would be reflected in operating income in our statement of operations.

Valuation of other intangible assets - In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill, if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Other intangible assets include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  We often use third parties to assist us with such valuations.  At December 31, 2005, we had $24.7 million of other intangible assets.  In addition, these intangible assets are amortized over our best estimate of their useful life.

Accrued compensation and other liabilities - Employee compensation costs are our largest expense category.  We have several different variable compensation programs, which are highly dependent on estimates and judgments, particularly at interim reporting dates.  Some programs are discretionary, while others have quantifiable performance metrics.  Certain programs are annual, while others are quarterly or monthly.  Often actual compensation amounts cannot be determined until after our results are reported.  We believe we make reasonable estimates and judgments using all significant information available.  We also estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs.  Our accrual for health costs is based on historical experience, and actual amounts may vary.  In addition, with respect to our potential exposure to losses from litigation, claims and other assessments, we record a liability when such amounts are believed to be probable and can be estimated.

Income taxes - To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  In addition, income tax expense at interim reporting dates requires us to estimate our expected effective tax rate for the entire year.  This involves estimating our actual current tax liability, together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates.  We record a valuation allowance to reduce our deferred tax assets to an amount we believe is more likely than not to be realized.  We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  If we subsequently determine that we will realize more or less of our net deferred tax assets in the future, such adjustment would be recorded as an increase or reduction of income tax expense in the period such determination is made.  Circumstances that could cause our estimates of income tax expense to change include: the impact of information that subsequently becomes available as we prepare our tax returns; revision to tax positions taken as a result of further analysis and consultation; changes in the geographic mix of our business; the actual level of pre-tax income; changes in tax rules, regulations and rates; and changes mandated as a result of audits by taxing authorities.

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

During 2005, approximately 23% of our total revenue was attributable to our foreign operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our foreign subsidiaries and from client receivables in different currencies.  Foreign sales are mostly made from our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

In December 2005, we entered into a one-year cross-currency swap arrangement to partially hedge the foreign currency exposure associated with our net investment in certain Euro-based foreign operations.  The notional amount of the swap is €42.0 million/$50.0 million.  A 10% change in the value of the U.S. Dollar against the Euro would result in a $5 million change in the value of our hedge instrument.  During the term of the cross-currency swap, we will also remit to and receive from the counterparty interest payments equal to the three-month EURIBOR rate plus 0.11% and the three-month U.S. LIBOR rate, respectively.  At December 31, 2005, CIBER pays interest at a rate of 2.60% and receives interest at a rate of 4.53% on the notional amount, and such rates are reset quarterly.  Therefore, changes in the EURIBOR and U.S. LIBOR rates will impact our net interest expense.

Our exposure to changes in interest rates arises primarily because our indebtedness under our bank line of credit has a variable interest rate.  At December 31, 2005, our outstanding borrowings under our line of credit were $42.6 million and our interest rate was 6.45%.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
Report of Independent Registered Public Accounting Firm – KPMG LLP
Consolidated Statements of Operations – Years Ended December 31, 2003, 2004 and 2005
Consolidated Balance Sheets – December 31, 2004 and 2005
Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2004 and 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado
February 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

CIBER, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of CIBER, Inc. and subsidiaries for the year ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of CIBER, Inc. and subsidiaries and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
February 6, 2004, except as to Note 19,
which is as of March 10, 2005

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005

Consulting services	$663,973	$809,162	$917,443
Other revenue	28,014	33,859	38,566
Total revenue	691,987	843,021	956,009

Cost of consulting services	478,328	589,397	676,575
Cost of other revenue	20,369	21,450	22,257
Selling, general and administrative expenses	158,163	176,692	204,563
Amortization of intangible assets	2,664	4,214	5,958
Operating income	32,463	51,268	46,656
Interest income	887	923	980
Interest expense	(2,077)	(7,028)	(8,888)
Other income (expense), net	162	2,232	(143)
Income before income taxes	31,435	47,395	38,605
Income tax expense	11,451	17,694	13,898
Net income	$19,984	$29,701	$24,707

Earnings per share – basic	$0.31	$0.49	$0.40

Earnings per share – diluted	$0.31	$0.45	$0.38

Weighted average shares – basic	63,505	60,701	62,536

Weighted average shares – diluted	65,451	74,642	68,296

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$44,446	$40,661
Accounts receivable, net	206,108	212,110
Prepaid expenses and other current assets	18,163	17,851
Income taxes refundable	743	267
Deferred income taxes	5,421	4,603
Total current assets	274,881	275,492

Property and equipment, at cost	61,308	60,086
Less accumulated depreciation and amortization	(34,563)	(34,698)
Property and equipment, net	26,745	25,388

Goodwill	417,663	409,703
Other intangible assets, net	31,982	24,708
Deferred income taxes	879	913
Other assets	6,522	8,363
Total assets	$758,672	$744,567

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,200	$31,995
Accrued compensation and related liabilities	46,491	44,371
Other accrued expenses and liabilities	35,570	31,712
Deferred revenue	12,435	14,145
Bank term loan – current portion	2,400	2,000
Income taxes payable	10,914	3,887
Total current liabilities	136,010	128,110

Bank line of credit	48,704	42,638
Bank term loan – long-term portion	1,800	—
Other long-term liabilities	2,500	503
Deferred income taxes	13,118	18,779
Long-term debentures	175,000	175,000
Total liabilities	377,132	365,030

Minority interest	3,877	2,930
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	267,549	267,743
Retained earnings	107,808	130,182
Accumulated other comprehensive income (loss)	20,647	(879)
Treasury stock, 2,163 and 2,658 shares, at cost	(18,988)	(21,086)
Total shareholders’ equity	377,663	376,607
Total liabilities and shareholders’ equity	$758,672	$744,567

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at January 1, 2003	64,705	$647	$260,031	$67,831	$2,391	$(3,370)	$327,530
Net income	—	—	—	19,984	—	—	19,984
Unrealized loss on investments, net of $873 tax	—	—	—	—	(1,310)	—	(1,310)
Foreign currency translation	—	—	—	—	4,970	—	4,970
Comprehensive income							23,644
Employee stock purchases and options exercised	—	—	—	(2,453)	—	10,277	7,824
Tax benefit from exercise of stock options	—	—	908	—	—	—	908
Stock compensation expense	—	—	6	4	—	64	74
Settlement of DCI put options	—	—	5,832	—	—	(5,832)	—
Purchases of treasury stock	—	—	—	—	—	(55,348)	(55,348)
Balances at December 31, 2003	64,705	647	266,777	85,366	6,051	(54,209)	304,632
Net income	—	—	—	29,701	—	—	29,701
Foreign currency translation	—	—	—	—	14,596	—	14,596
Comprehensive income							44,297
Acquisition consideration	—	—	—	(3,797)	—	34,255	30,458
Employee stock purchases and options exercised	—	—	—	(3,458)	—	12,087	8,629
Tax benefit from exercise of stock options	—	—	772	—	—	—	772
Stock compensation expense	—	—	—	(4)	—	60	56
Purchases of treasury stock	—	—	—	—	—	(11,181)	(11,181)
Balances at December 31, 2004	64,705	647	267,549	107,808	20,647	(18,988)	377,663
Net income	—	—	—	24,707	—	—	24,707
Foreign currency translation	—	—	—	—	(21,526)	—	(21,526)
Comprehensive income							3,181
Acquisition consideration	—	—	—	12	—	174	186
Employee stock purchases and options exercised	—	—	—	(2,384)	—	8,085	5,701
Tax benefit from exercise of stock options	—	—	194	—	—	—	194
Stock compensation expense	—	—	—	39	—	140	179
Purchases of treasury stock	—	—	—	—	—	(10,497)	(10,497)
Balances at December 31, 2005	64,705	$647	$267,743	$130,182	$(879)	$(21,086)	$376,607

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities:
Net income	$19,984	$29,701	$24,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,604	10,006	11,486
Amortization of intangible assets	2,664	4,214	5,958
Deferred income tax expense	7,653	10,155	6,780
Provision for doubtful receivables	2,025	1,208	834
Provision for office lease and closure costs	1,267	—	—
Other, net	(253)	(27)	2,280
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	6,789	(15,948)	(11,412)
Other current and long-term assets	1,459	1,347	(1,035)
Accounts payable	1,169	4,685	5,076
Accrued compensation and related liabilities	271	(12,145)	(438)
Other accrued expenses and liabilities	(15,592)	(6,185)	(2,859)
Income taxes payable/refundable	6,328	9,914	(5,591)
Net cash provided by operating activities	42,368	36,925	35,786

Investing activities:
Acquisitions, net of cash acquired	(17,648)	(120,328)	(9,641)
Proceeds from the sale of DigiTerra Broadband, net of expenses	1,986	300	—
Sale of IBM staffing operation	—	—	1,000
Capitalized software development costs	—	—	(2,514)
Purchases of property and equipment, net	(4,410)	(7,357)	(10,757)
Purchases of investments	(62)	—	—
Sales of investments	593	—	—
Other	—	—	(421)
Net cash used in investing activities	(19,541)	(127,385)	(22,333)

Financing activities:
Employee stock purchases and options exercised	7,824	8,629	5,701
Borrowings on long-term bank line of credit	367,965	246,448	359,758
Payments on long-term bank line of credit	(389,829)	(197,744)	(365,824)
Purchases of treasury stock	(55,348)	(11,181)	(10,497)
Borrowings on term note	—	6,000	—
Payments on term note	—	(1,800)	(2,200)
Minority shareholder capital contribution	—	294	280
Repayment of debt of acquired companies	—	(52,628)	—
Line of credit origination/amendment fees paid	(250)	(88)	—
Proceeds from debenture offering, net of financing costs	169,289	—	—
Cash settlement of put options	(5,832)	—	—
Net cash provided by (used in) financing activities	93,819	(2,070)	(12,782)
Effect of foreign exchange rate changes on cash	992	4,439	(4,456)
Net increase (decrease) in cash and cash equivalents	117,638	(88,091)	(3,785)
Cash and cash equivalents, beginning of year	14,899	132,537	44,446
Cash and cash equivalents, end of year	$132,537	$44,446	$40,661

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Description of Operations

CIBER, Inc. and its subsidiaries provide information technology (“IT”) system integration consulting and other IT services on an international basis.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  We also resell certain third party IT hardware and software products.  Our clients consist primarily of governmental agencies, Fortune 500 and middle market companies, across most major industries.  Founded in 1974, our consultants serve clients from over 60 U.S. offices, over 20 European offices, as well as several offices in Asia/India/Pacific.  Our foreign operations across 16 countries, accounted for 23% of our total revenue in 2005.

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

At December 31, 2005, we owned approximately 95% of the net outstanding shares of Novasoft AG (“Novasoft”).  In addition, we have three international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.   In 2004, we recognized minority interest income of $70,000 and in 2005, we recognized minority interest expense of $341,000.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds, and all other highly liquid investments with maturities of three months or less when purchased.  Substantially all of our cash balance at December 31, 2005 and 2004 was maintained by our European subsidiaries, of which, approximately $27.1 million at December 31, 2005 was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of their cash, outside of their business opportunities or needs, is limited under German corporations law.

(d) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts.  On a regular basis, we evaluate our client receivables, especially receivables that are past due, and we establish the allowance for doubtful accounts based on specific client collection issues.

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

(f) Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the estimated fair value assigned to the net assets acquired.  Goodwill is reviewed for impairment at the end of the second quarter of each year, or more frequently, if indicators of possible impairment arise.  Goodwill is not amortized.  The impairment review is performed at the business segment level.   Potential impairment is indicated when the book value of a segment, including goodwill, exceeds its fair value.  If potential impairment exists, the fair value of the segment is compared to the fair value of its assets and liabilities, excluding goodwill, to estimate the implied value of the segment’s goodwill.  Impairment loss is recognized for any excess of the book value of a segment’s goodwill over the implied fair value.

Other intangible assets arise from business combinations and consist of customer relationships and non-compete agreements that are amortized, on a straight-line basis, over periods of up to seven years.

(g) Capitalized Software Development Costs

We account for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”).  SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained.  The Company determines technological feasibility to be established upon the internal release of a working model or a detailed program design as specified by SFAS 86.  Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software product.  At December 31, 2005, unamortized software development costs were $2.5 million and are included in “other assets” on the balance sheet.  There was no related amortization expense for the twelve months ended December 31, 2005 as the product under development has not yet been released.

(h) Long-Lived Assets (excluding Goodwill)

We follow the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

(i) Revenue Recognition

Services revenue is generally recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable (which generally occurs when amounts are billable to customers) and collectibility is reasonably assured.   The majority of our services revenue is recognized under time-and-material contracts as hours and costs are incurred.  Revenue includes reimbursable expenses separately billed to clients.  Revenue on cost-plus contracts is recognized based on costs incurred plus the fee earned.  Under certain national, IT services contracts we are required by our client to act as a billing agent for other service providers to such client.  We recognize the net fee under these arrangements as revenue.

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

In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” we recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met.  If such criteria are not met, then combined accounting would be applied to all deliverables whereby all revenue is recognized based on the accounting applicable to the last element to be delivered.

Other revenue includes resale of third party IT hardware and software products, sales of proprietary software, as well as commissions on sales of IT products.  Some software sales arrangements also include implementation services and/or post-contract customer support.  In such multi-element arrangements, if the criteria are met, revenue is recognized based on the vendor specific objective evidence of the fair value of each element.  Software support revenue is recognized ratably over the term of the related agreement.  Revenue related to the sale of IT products is generally recognized when the products are shipped or, if applicable, when delivered and installed, in accordance with the terms of the sale.  Where we are the re-marketer of certain computer products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we accrue revenue for services performed since the last billing cycle.  These unbilled amounts are generally billed the following month.  Costs and estimated earnings in excess of billings arise when percentage of completion accounting is used.  Such amounts are billed at specific dates or at contract completion.  Billings in excess of revenue recognized are recorded as deferred revenue, and are primarily comprised of deferred software support revenue.

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

The provision for income taxes represents the estimated amounts for federal, state and foreign taxes.  The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment.  As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate.  This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate.  In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.  Interim-period tax expense is recorded based upon our best estimate of the effective tax rate expected to be applicable for the full fiscal year.

(k) Stock-based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB 25).”  We measure stock-based compensation cost as the excess, if any, of the quoted market price of CIBER common stock at the grant date over the amount the employee must pay for the stock.  We recorded compensation expense of $74,000, $56,000 and $179,000 in 2003, 2004 and 2005.  Generally, no

compensation expense is recorded for stock options as all options typically have an exercise price equal to the market value of our common stock on the date of issuance.

The following table illustrates the effect on net income and earnings per share had we determined compensation cost for our stock-based compensation plans based on the fair value method of SFAS 123.

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)

Net income as reported	$19,984	$29,701	$24,707
Stock-based compensation expense determined under the fair value-based method, net of related tax effects	(5,061)	(7,322)	(9,032)
Pro forma net income	$14,923	$22,379	$15,675

Earnings per share — basic: As reported	$0.31	$0.49	$0.40
Pro forma	$0.23	$0.37	$0.25

Earnings per share — diluted: As reported	$0.31	$0.45	$0.38
Pro forma	$0.23	$0.35	$0.25

In 2004 and 2005, we accelerated the vesting on employee stock options for approximately 962,000 and 2.6 million common shares, respectively.  The impact of these accelerations is reflected in the 2004 and 2005 stock-based compensation expense under the fair value method presented above.  All of the options accelerated in 2004 and approximately 2.5 million of the options accelerated in 2005 were accelerated on days when their exercise prices were greater than the market price of our stock and thus, those accelerations did not have a material impact on our reported expense.  Approximately 172,000 options accelerated during 2005 were accelerated when the exercise prices of the options were lower than the market price of our stock, resulting in the Company estimating and recording compensation expense of approximately $56,000.   We accelerated the vesting on all of the above stock options to avoid future expense related to these options when we are required to adopt Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 (see Note 2 (n) below).  Had the provisions of SFAS 123R been in effect previously, we believe our practices surrounding grants of employee equity instruments would have been different.

The weighted average fair values of CIBER, Inc. options granted in 2003, 2004 and 2005 were $3.60, $3.94 and $3.53, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
Expected life	5 years	5 years	5 years
Risk free interest rate	3.00%	3.40%	4.12%
Expected volatility	55%	47%	50%
Dividend yield	0%	0%	0%

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

Foreign currency transaction gains and losses are included in the results of operations as incurred.  Foreign currency gains and losses on short-term inter-company loans and advances are also included in the results of operations as incurred.  We recorded net foreign currency gains of $151,000 and $1.2 million in 2003 and 2004, respectively, and a net foreign currency loss of $1.2 million in 2005, all of which are included in “other income, net” in the consolidated statement of operations.

(m) Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders’ equity.  Comprehensive income (loss) includes net income plus changes in cumulative foreign currency translation adjustment and changes in the net unrealized gain or loss on investments, net of taxes, if any.  At December 31, 2002, we owned approximately 10% of ECsoft Group plc (“ECsoft”) that we had acquired in the open market that was accounted for as a marketable security at market value.  In January 2003, as a result of our acquisition of all of the remaining shares of ECsoft, the total ECsoft purchase price, including the shares held at December 31, 2002, have been accounted for based on actual cost.  Accordingly, the unrealized gain on ECsoft shares of $2.2 million that was recorded as part of accumulated other comprehensive income at December 31, 2002, was reversed in 2003.

At December 31, 2004 and 2005, the entire balance of “accumulated other comprehensive income (loss)” reflected on the consolidated balance sheets relates to cumulative foreign currency translation adjustment.

(n) Recently Issued Accounting Standard

In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123.  SFAS 123R also supersedes APB 25 and its related implementation guidance, and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.”  We will adopt SFAS 123R effective January 1, 2006.  SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of all awards of equity instruments, including stock options, to employees.  Expense is to be recognized over the period during which employees are required to provide service.  Under the modified prospective transition method we expect to apply, compensation cost will be recognized after the date of adoption for: 1) the portion of outstanding awards granted prior to the adoption of SFAS 123R for which service has not yet been rendered, and 2) all subsequent share-based awards.  The implementation of the provisions of SFAS 123R will reduce our reported net income and earnings per share.  We estimate that the adoption of SFAS 123R will reduce our 2006 net income by approximately $1.3 million to $1.5 million; however, actual results may vary depending on our future stock price, number of options issued and any future changes to our employee stock option programs.

(3) Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions — 2005

Effective July 1, 2005, we acquired Knowledge Systems Pvt. Ltd., an India-based professional services firm specializing in custom application development.  The results of this company are reported within our Commercial Solutions segment.  The purchase price paid on July 1, 2005 was approximately $2.5 million and the purchase agreement includes the possibility of future earn-out payments totaling $600,000 to be paid over the next two years.  The purchase price was allocated as follows: $244,000 to net tangible assets acquired, $50,000 to other intangibles and $2.2 million to goodwill.

During 2005, we acquired approximately another 1% of the net outstanding shares of Novasoft for consideration and expenses of $1.8 million, bringing our total ownership percentage to 95%.  This increased our European segment goodwill balance by $1.8 million.

During 2005, we acquired the interest held by a minority shareholder in one of our foreign subsidiaries for total consideration of approximately $1.7 million, which included approximately 20,000 shares of CIBER common stock valued at $186,000.  This increased our European segment goodwill balance by $1.7 million.

On January 1, 2005, we acquired certain assets and liabilities comprising an office of another entity for consideration of approximately $3.7 million.  The results of the acquired office’s operations have been included in our Package Solutions segment.  The purchase price was allocated as follows: $561,000 to net tangible assets acquired, $400,000 to customer relationships and $2.8 million to goodwill.

Acquisitions – 2004

Novasoft AG (“Novasoft”) – On September 10, 2004, we acquired approximately 67 percent of the net outstanding shares of Novasoft AG, an international SAP consultancy, headquartered in Heidelberg, Germany.  We acquired the Novasoft shares owned by the two founding partners of Novasoft, in a private transaction, for total consideration of $53.7 million, consisting of $37.7 million in cash and 2,338,023 shares of CIBER common stock valued at approximately $16.0 million.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended August 25, 2004.  In October 2004, CIBER filed with BaFin, the German securities authority, a compulsory cash offer to all of Novasoft’s public shareholders to acquire the remaining Novasoft shares.   Through this public offer, which concluded in November 2004, as well as other open market purchases made in November and December, we acquired an additional 27 percent of Novasoft’s shares at a total cost of $23.3 million, bringing our total ownership percentage at December 31, 2004 to approximately 94 percent.  Novasoft’s shares trade on the Frankfurt Stock Exchange.

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

We recorded goodwill of $50.0 million related to the acquisition of Novasoft.  The Novasoft goodwill has been assigned to our European Operations segment.  We expect that none of this goodwill will be deductible for income tax purposes.  We have assigned $5.7 million to other intangible assets for the estimated fair value of customer relationships, which is being amortized on a straight-line basis over five years.  At the date of the acquisition, Novasoft had tax loss carryforwards in certain foreign jurisdictions for which a full valuation allowance has been recorded.  Any subsequent tax benefits from these loss carryforwards will be recorded as a reduction of goodwill.

Ascent Technology Group Limited (“Ascent”) – On May 24, 2004 we acquired Ascent Technology Group Limited and Subsidiaries.  Ascent, based in Leicestershire, U.K., provides IT services to medium-size enterprises, with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions.   Ascent also developed and sells their own proprietary customer relationship management software.  At the time of the acquisition, Ascent had approximately 130 consultants.  This acquisition expands our existing U.K. presence and allows us to achieve economies of scale resulting in reduced overhead costs as a percentage of revenue.  The total consideration paid by CIBER for all of Ascent’s outstanding shares was approximately $21.7 million consisting of $20.2 million in cash, and approximately 177,000 shares of CIBER common stock valued at $1.5 million.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended May 19, 2004.

We have recorded goodwill of $36.9 million related to the acquisition of Ascent.  The Ascent goodwill has been assigned to our European Operations segment.  We expect that approximately $500,000 of this goodwill will be deductible for income tax purposes.  We have assigned $7.1 million to other intangible assets for the estimated fair value of customer relationships, which is being amortized on a straight-line basis over seven years.

SCB Computer Technology, Inc. (“SCB”) – On March 1, 2004 we acquired SCB Computer Technology, Inc. and Subsidiaries.  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients, and has been combined with our existing operations.  At the date of the acquisition, SCB had approximately 1,250 consultants.  This acquisition primarily expanded our Federal Government Solutions and State & Local Government Solutions segments, and to a lesser extent, added beneficial customer relationships to our Commercial Solutions business.  We acquired SCB because we expect that a combined CIBER and SCB will be able to compete more effectively for larger public sector contracts.  The acquisition provided an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.  The total consideration paid by CIBER for all of SCB’s outstanding shares, options and warrants was approximately $57.3 million consisting of $44.3 million in cash, 1,353,000 shares of CIBER common stock valued at approximately $12.7 million and replacement employee stock options valued at $271,000.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the five trading days ended three days prior to the closing date.  Prior to the acquisition by CIBER, SCB common stock was publicly traded in the over-the-counter market.

We have recorded goodwill of $63.4 million related to the acquisition of SCB, which has been allocated to our Commercial, Federal Government Solutions and State & Local Government Solutions segments (see Note 8).  We expect that approximately $23.3 million of the total SCB goodwill will be deductible for income tax purposes.  We have assigned $12.2 million to other intangible assets for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over seven years.  SCB exit costs consisted of $2.1 million paid to terminate an office lease and $327,000 paid for severance of certain SCB personnel.

The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Novasoft, Ascent and SCB at the date of acquisition:

	Novasoft	Ascent	SCB
	(In thousands)
Cash and cash equivalents	$16,486	$1,452	$1,683
Accounts receivable, net	17,207	5,483	21,863
Prepaid expenses and other current assets	4,831	3,633	881
Income taxes refundable	768	64	104
Deferred income taxes	1,059	169	5,315
Property and equipment	3,872	2,581	6,093
Other assets	374	—	229
Other intangible assets	5,689	7,075	12,165
Total assets acquired	50,286	20,457	48,333
Accounts payable	(1,950)	(2,220)	(1,198)
Accrued compensation and related liabilities	(7,849)	(1,445)	(7,808)
Deferred revenue	—	(7,870)	(632)
Income taxes payable	(1,467)	—	—
Other liabilities	(4,504)	(993)	(7,872)
Long-term debt	—	(19,534)	(33,094)
Deferred income taxes	(2,400)	(2,122)	—
Minority interest	(3,244)	—	—
Total liabilities assumed	(21,414)	(34,184)	(50,604)
Net assets (liabilities)	$28,872	$(13,727)	$(2,271)

The components of the purchase price allocation for Novasoft, Ascent and SCB were as follows:

	Novasoft	Ascent	SCB
	(In thousands)
Cash paid	$60,988	$20,191	$44,324
CIBER shares issued	16,011	1,473	12,704
CIBER options issued	—	—	271
Transaction costs	1,827	1,020	1,342
Severance costs and other exit costs	—	537	2,467
Total	$78,826	$23,221	$61,108

Allocation of purchase price:
Net asset (liability) value acquired	$28,872	$(13,727)	$(2,271)
Goodwill	49,954	36,948	63,379
Total	$78,826	$23,221	$61,108

Services Division of FullTilt Solutions, Inc.— On January 23, 2004, we acquired certain assets and liabilities comprising the Services Division of FullTilt Solutions, Inc. (the “Services Division”) for $9.8 million.  The Services Division had operations similar to CIBER, located in Philadelphia and Pittsburgh and has been combined with CIBER’s existing Commercial Solutions operations in those areas.  The addition enhanced our business model, expanded our customer base and strengthened our project delivery capability. This acquisition added approximately 80 consultants.  The purchase price was allocated as follows: $1.2 million to net tangible assets acquired, $1.6 million to customer relationships and $6.9 million to goodwill.

Acquisitions – 2003

AlphaNet Solutions, Inc. (“AlphaNet”)  – On June 25, 2003, we completed our acquisition of AlphaNet.  Prior to the acquisition, AlphaNet’s shares were publicly traded on the NASDAQ.  We acquired all of the approximately 6.3 million outstanding shares of AlphaNet for cash consideration of $4.05 per share.  The aggregate purchase price for all of AlphaNet’s shares, including stock options, totaled approximately $28.5 million, excluding transaction-related costs.  CIBER paid to the holders of vested AlphaNet stock options having an exercise price of less than $4.05 per share, the amount of $4.05 minus the exercise price of each vested stock option.  A significant consideration in arriving at the purchase price was AlphaNet’s cash balance of $19.0 million at closing.  AlphaNet, located in Cedar Knolls, New Jersey, provided IT consulting services similar to CIBER and had 120 consultants at the time of the acquisition.  We acquired AlphaNet to increase our capabilities and service offerings, and our client base in the New York/New Jersey metro area.  AlphaNet was combined with our existing Edison, New Jersey operations.

ECsoft Group plc (“ECsoft”) — Effective January 23, 2003, we completed our acquisition of ECsoft.  Prior to the acquisition, ECsoft’s shares were publicly traded on the London Stock Exchange.  We acquired all of the approximately 10.0 million outstanding shares of ECsoft, not already owned by CIBER, for cash consideration of 305 pence (approximately $4.94) per share, or approximately $50.2 million in the aggregate.  In addition, we had previously acquired approximately 1.1 million ECsoft shares in the open market at a cost of approximately $3.2 million, bringing our total cost for all of ECsoft’s shares to approximately $53.4 million, excluding transaction-related costs.  At the time of the acquisition, ECsoft, (now named CIBER Europe Limited) which is incorporated under the laws of England and Wales had approximately 440 consultants and operations in Denmark, the Netherlands, Norway, Sweden and the United Kingdom that provided IT consulting services similar to CIBER.  We acquired ECsoft to expand our European presence.

The following table summarizes the estimated fair values of the acquired tangible assets and assumed liabilities of AlphaNet and ECsoft at the date of acquisition:

	AlphaNet	ECsoft
	(In thousands)
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
	(In thousands)
Cash paid for shares	$25,617	$53,435
Cash paid for AlphaNet stock options	2,894	—
Transaction costs	656	2,182
Severance costs	574	2,535
Total	$29,741	$58,152

Allocation of purchase price:
Net tangible asset value acquired	$27,619	$35,874
Other intangible assets	1,628	5,623
Goodwill	494	16,655
Total	$29,741	$58,152

The AlphaNet goodwill has been assigned to our Commercial Solutions Segment and the ECsoft goodwill has been assigned to our European Operations Segment.  We expect that all of the AlphaNet goodwill and $2.5 million of the ECsoft goodwill will be deductible for income tax purposes.  At the date of the acquisition, ECsoft had tax loss carryforwards in certain foreign jurisdictions for which a full valuation allowance has been recorded.  Any subsequent tax benefits from these loss carryforwards will be recorded as a reduction of goodwill.  We recorded an accrued liability of $574,000 and $2.5 million for payments of severance for certain AlphaNet and ECsoft personnel, respectively.

(4) Sales

Sale of IBM Staffing Operation

On August 1, 2005, we sold the portion of our IBM operation that was covered by IBM’s national staffing contract to a third party.  We recognized a gain of $1.0 million in other income for the year ended December 31, 2005 as a result of this transaction.  The agreement also specifies future payments may be made to CIBER in the event that performance of the transferred operation exceeds specified thresholds at the end of each of the next three years.

Sale of DigiTerra Broadband

On May 31, 2003, we sold our DigiTerra Broadband subsidiary for $2.3 million, net of expenses, resulting in a pre-tax gain of $643,000, which has been included in other income for the year ended December 31, 2003.  As consideration, we initially received $2.0 million in net cash proceeds and the remaining $300,000 was received in 2004.  DigiTerra Broadband was a wholly owned subsidiary of CIBER, Inc., that provided technology to automate the sale and management of broadband, wireless and digital video services.  Prior to its sale, DigiTerra Broadband generated revenue of $795,000 and a net operating loss of $156,000 for the five months ended May 31, 2003.

(5) Earnings per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), the dilutive effect of our Debentures has been included in our diluted earnings per share calculations below.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax cost of interest expense on the Debentures.

For purposes of our 2003 and 2004 diluted earnings per share calculations, we assumed that the Debentures had been fully surrendered for conversion, the result of which would require us to issue approximately 12,830,000 shares of our common stock.  In 2003, however, the Debentures were outstanding for only one month, thus their dilutive effect was 1,069,000 shares.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  On July 20, 2005, we amended our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of none of the Debentures.  Due to the irrevocable elections mentioned above, our calculations of diluted earnings per share for 2005 were calculated on a pro rata basis and resulted in approximately 4,978,000 shares being included in our diluted weighted average shares for the year.  Subsequent year’s calculations of diluted earnings per share will not include any shares related to the conversion of the Debentures.

Our computation of earnings per share – basic and diluted is as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)
Numerator:
Basic - net income as reported	$19,984	$29,701	$24,707
Interest expense related to the debentures, net of related tax effects	319	3,834	1,465
Diluted – net income assuming debenture conversion	$20,303	$33,535	$26,172
Denominator:
Basic weighted average shares outstanding	63,505	60,701	62,536
Dilutive effect of debentures	1,069	12,830	4,978
Dilutive effect of employee stock options	757	1,111	782
Dilutive effect of put option	120	—	—
Diluted weighted average shares	65,451	74,642	68,296

Earnings per share - basic	$0.31	$0.49	$0.40
Earnings per share - diluted	$0.31	$0.45	$0.38

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 3,331,000, 2,371,000 and 4,124,000 for 2003, 2004 and 2005, respectively.

(6) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2004	2005
	(In thousands)
Billed accounts receivable	$161,063	$158,232
Unbilled - scheduled billings	37,647	47,795
Costs and estimated earnings in excess of billings	9,468	7,301
	208,178	213,328
Less allowance for doubtful accounts	(2,070)	(1,218)
	$206,108	$212,110

The activity in the allowance for doubtful accounts consists of the following:

		Additions			Effect of
	Balance at beginning of period	Charge to cost and expense	Other (1)	Deductions (Write-offs)	foreign exchange rate changes	Balance at end of period
	(In thousands)
Year ended December 31, 2003	$916	2,025	510	(1,795)	—	$1,656
Year ended December 31, 2004	$1,656	1,208	832	(1,626)	—	$2,070
Year ended December 31, 2005	$2,070	834	—	(1,584)	(102)	$1,218

(1) Represents additions due to acquisitions

(7) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2005
	(In thousands)
Computer equipment and software	$41,836	$41,640
Furniture and fixtures	12,329	10,618
Leasehold improvements and other	7,143	7,828
	61,308	60,086
Less accumulated depreciation	(34,563)	(34,698)
Property and equipment, net	$26,745	$25,388

(8) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Commercial Solutions	Federal Govt. Solutions	State & Local Gov’t. Solutions	Package Solutions	European Operations	Total
	(In thousands)
Balance at January 1, 2004	$119,803	$30,250	$27,122	$38,171	$34,646	$249,992
Acquisition of SCB	3,853	44,366	15,160	—	—	63,379
Acquisition of Ascent	—	—	—	—	36,948	36,948
Acquisition of Novasoft	—	—	—	—	49,193	49,193
Acquisition of FullTilt	6,936	—	—	—	—	6,936
Other	1,230	—	—	—	—	1,230
Effect of foreign exchange rate changes	—	—	—	—	9,985	9,985
Balance at December 31, 2004	131,822	74,616	42,282	38,171	130,772	417,663
Acquisitions	2,281	—	—	3,185	3,350	8,816
Adjustments on prior acquisitions	(4)	(47)	(16)	—	(430)	(497)
Effect of foreign exchange rate changes	—	—	—	—	(16,279)	(16,279)
Balance at December 31, 2005	$134,099	$74,569	$42,266	$41,356	$117,413	$409,703

Amortized other intangible assets are comprised of the following:

	Cost	Accumulated Amortization	Intangible Assets, net
	(In thousands )
December 31, 2004
Customer relationships	$39,624	$(7,642)	$31,982

December 31, 2005
Noncompete agreements	$50	$(8)	$42
Customer relationships	37,789	(13,123)	24,666
	$37,839	$(13,131)	$24,708

Aggregate amortization expense totaled $2.7 million, $4.2 million and $6.0 million in 2003, 2004 and 2005, respectively.

Amortization expense for future periods as estimated at December 31, 2005 consists of the following (in thousands):

Estimated Amortization Expense
Year ended December 31, 2006	$5,630
Year ended December 31, 2007	5,035
Year ended December 31, 2008	5,027
Year ended December 31, 2009	5,019
Year ended December 31, 2010	3,285

(9) Office Leases

We have non-cancelable operating leases for our office space.  We also have certain office locations that we have subleased to other parties.  Net rent expense for operating leases totaled $13.7 million, $12.1 million and $13.4 million in 2003, 2004 and 2005, respectively.  Net rent expense included accrued lease losses of $1.3 million in 2003.

Future minimum lease payments and sublease receipts as of December 31, 2005 are:

	Rental Payments	Sublease Receipts
	(In thousands)
2006	$14,140	$1,175
2007	10,947	558
2008	7,920	171
2009	4,424	—
2010	3,428	—
Thereafter	1,493	—
	$42,352	$1,904

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve consists of the following (in thousands):

Lease Costs Reserve
Balance at January 1, 2004	$8,557
Additions due to acquisition	2,769
Cash payments	(5,568)
Foreign currency translation	214
Balance at December 31, 2004	5,972
Cash payments	(3,784)
Foreign currency translation	(190)
Balance at December 31, 2005	$1,998

(10) Convertible Senior Subordinated Debentures

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.   The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, we made an irrevocable election to settle in cash and not in shares, not less than 30% of the principal amount of the Debentures surrendered for conversion.  On July 20, 2005, we increased our irrevocable election to settle in cash and not in shares 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock.

Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.

Debenture issuance costs were approximately $5.8 million and are being amortized over five years to interest expense.  The unamortized debt issuance costs were $3.4 million as of December 31, 2005.  Of this amount, $1.2 million is included in prepaid and other current assets and $2.2 million is included in other assets in the accompanying consolidated balance sheet.

(11) Bank Line of Credit, Bank Term Loan and Financing Agreement

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.00% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract.  On December 31, 2005, the bank’s prime rate was 7.25% and our rate for borrowing was 6.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of December 31, 2005.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibits the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At December 31, 2005, we had $6.2 million of outstanding letters of credit securing certain financial performance obligations.

Bank Term Loan – On April 9, 2004, we entered into a term loan with Wells Fargo for $6.0 million that matures on September 30, 2006.  The term loan bears interest at the same rate as our line of credit.  This term loan is secured by certain computer hardware.  The outstanding principal balance of the term loan is due in equal monthly installments of $200,000.  At December 31, 2005, the term loan had an outstanding principal balance of $2.0 million.

Wholesale Financing Agreement – In connection with our operation as an authorized remarketer of certain computer hardware and other products, we have an Agreement for Wholesale Financing with IBM Credit LLC.  Outstanding amounts under this agreement, which totaled $7.9 million and $8.6 million at December 31, 2004 and 2005, respectively, are included in accounts payable.  Our payment of individual amounts financed is due within normal trade credit payment terms, generally 45 days, and are without interest.  Outstanding amounts under the Wholesale Financing Agreement are secured by substantially all of our assets.

(12) Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable.  Due to their short-term nature, the book value of these instruments approximates fair value.  The Company’s financial instruments also include debt and a cross-currency swap.  Book value of the borrowings under our bank line of credit and bank term loan approximate their fair values due to the variable interest rates on these borrowings.  We estimate the fair value of our $175 million Convertible Senior Subordinated Debentures to be approximately $149.0 million based on the trading price for our debentures on December 31, 2005.

We have numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange rate volatility.  In December 2005, we entered into a one-year cross-currency swap arrangement to partially hedge the foreign currency exposure associated with our net investment in certain Euro-based foreign operations (“net investment hedge”).  The notional amount of the swap is €42.0 million/$50.0 million.  During the term of this transaction, we will remit to and receive from the counterparty interest payments equal to three-month EURIBOR plus 0.11% and three-month U.S. LIBOR rates, respectively.  At December 31, 2005, CIBER pays interest at a rate of 2.60% and receives interest at a rate of 4.53% on the notional amount, and such rates are reset quarterly.  These payments will be recorded as an adjustment to our reported interest expense during the periods.  Gains and losses in the net investment in the Company’s subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains related to this net investment hedge, both of which will be recorded within “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.  The amount recorded within accumulated other comprehensive income (loss) during 2005 related to this swap increased shareholders’ equity by $219,000.

From time to time, we enter into foreign exchange forward contracts for investment purposes.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.  These foreign exchange forward contracts do not qualify as hedges and, accordingly, gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts are included in “other income, net” in the consolidated statement of operations.  Net gains of $376,000 and $748,000 were recorded in 2004 and 2005, respectively.  There were no open forward contracts at December 31, 2005.

We manage credit risk related to our cross-currency swap and our foreign exchange forward contracts through careful selection of the financial institution utilized as the counterparty.

(13) Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Current:
Federal	$1,793	$2,945	$2,471
State and local	1,515	1,203	1,435
Foreign	490	3,391	3,212
	3,798	7,539	7,118
Deferred:
Federal	6,172	8,503	5,812
State and local	1,481	2,041	1,530
Foreign	—	(389)	(562)
	7,653	10,155	6,780
Income tax expense	$11,451	$17,694	$13,898

U.S. and foreign income before income taxes are as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
United States	$28,256	$40,393	$31,351
Foreign	3,179	7,002	7,254
	$31,435	$47,395	$38,605

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$11,002	$16,588	$13,512
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,948	2,109	1,927
Nondeductible other costs	707	907	767
Federal research credit	—	(2,641)	(2,403)
Deductions from closure of subsidiaries	(2,213)	—	—
Other	7	731	95
Income tax expense	$11,451	$17,694	$13,898

Our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities.  In accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” we establish the reserves based upon our assessment of the exposure associated with certain tax positions.  The tax reserves are analyzed periodically and adjusted, as events occur to warrant adjustment to the reserves, such as when the statutory period for assessing tax on a given tax return or period expires, the reserve associated with that period is reduced.  In addition, the adjustment to the reserve may reflect additional exposure based on current calculations.  Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.  At December 31, 2005, we have recorded a tax reserve of $2.5 million that is included in “other accrued expenses and liabilities” on the consolidated balance sheet.

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2004	2005
	(In thousands)
Deferred tax assets:
Accrued expenses	$5,901	$4,800
Accounts receivable	391	155
Federal tax credit carryforwards	3,504	4,288
U.S. net operating loss carryforwards	6,653	5,553
Foreign net operating loss carryforwards	12,294	8,640
Total gross deferred tax assets	28,743	23,436
Less valuation allowance for Foreign NOL’s	(8,899)	(6,106)
Deferred tax assets	19,844	17,330
Deferred tax liabilities:
Property and equipment	(744)	(635)
Capitalized software	—	(1,017)
Intangible assets	(25,047)	(28,656)
Other	(871)	(285)
Total gross deferred tax liabilities	(26,662)	(30,593)
Net deferred tax liability	$(6,818)	$(13,263)

Balance sheet classification of deferred taxes:
Deferred tax asset – current	$5,421	$4,603
Deferred tax asset – long-term	879	913
Deferred tax liability – long-term	(13,118)	(18,779)
Net deferred tax liability	$(6,818)	$(13,263)

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the deferred tax assets.  In 2003, we recognized $3,605 of tax benefit from the closure of a subsidiary that was recorded as a reduction to goodwill.

At December 31, 2005, we have approximately $15.5 million of net operating loss (“NOL”) carryforwards for U.S. Federal tax purposes resulting from acquisitions.  Annual usage of these U.S. NOL’s are limited under U.S. tax rules, however, they do not begin to expire until 2020.  There is no valuation allowance for U.S. NOL’s as we expect to fully utilize them.  At December 31, 2005, we also have approximately $32.7 million of foreign NOL’s of which approximately $23.1 million were pre-acquisition NOL’s.  We have recorded a valuation allowance for over two-thirds of the foreign NOL’s due to the uncertainty over our ability to utilize them. Approximately 85% of the foreign NOL’s do not expire.  Any additional realized benefit from any pre-acquisition NOL’s will be recorded as a reduction of goodwill.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries.  At December 31, 2005, these undistributed earnings totaled approximately $52.2 million.  If some of these earnings were distributed, some countries may impose withholding taxes; in addition, as foreign taxes have previously been paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distribution.  As such, it is not practicable to determine the net amount of the related unrecognized U. S. deferred tax liability.

(14) Stock-Based Plans

Our stock-based compensation plans are described below.

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) – On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan to replace the 1994 Employees’ Stock Option Plan and the Directors’ Stock Option Plan, both of which expired on January 31, 2004, and the Directors’ Stock Compensation Plan, which had no expiration date.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance bonuses or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  The 2004 Plan also implements a formula stock plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors, and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  Anniversary options will be exercisable one year from grant, and initial option grants will vest in equal annual increments over a two-year period.  All other options granted under the 2004 Plan become exercisable as determined at the date of grant by the Board of Directors and all 2004 Plan options must expire no later than 10 years from the date of grant.  The 2004 Plan further provides for a grant of shares to each non-employee director having a fair market value of approximately $2,500 for attendance at each meeting of our Board of Directors.  As of December 31, 2005, there are approximately 1,898,000 shares available for future grants under the 2004 Plan.

1994 Employees’ Stock Option Plan –  Prior to this plan’s expiration on January 31, 2004, the plan administrators could grant to officers, employees and consultants, restricted stock, stock options, performance bonuses or any combination thereof.  The Compensation Committee of the Board of Directors determined the number and nature of such awards.  Options issued under this plan are set to become exercisable as determined at the various dates of grant by the Board of Directors and will expire through 2020.

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

SCB Employee Inducement Award Plan – Effective March 1, 2004, we established the SCB Employee Inducement Award Plan.  This plan was established to provide new CIBER employees who joined the Company as a result of the SCB acquisition with CIBER stock options.  This is a single-purpose plan approved by CIBER’s Board of Directors under which options for approximately 275,000 shares were issued.  No further options may be granted under this plan.

At December 31, 2005, there were approximately 11,295,000 shares of CIBER common stock reserved for outstanding and available future grants under our stock option plans.

A summary of the status of the CIBER, Inc. stock option plans as of December 31, 2003, 2004 and 2005, and changes during the periods ending on those dates is presented below:

	Year Ended December 31,
	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding, beginning of year	7,295	$8.47	7,579	$8.08	8,195	$8.25
Granted	1,641	6.19	1,865	8.75	1,965	7.45
Exercised	(669)	5.23	(626)	5.73	(256)	5.32
Canceled	(688)	10.63	(623)	10.36	(507)	9.51
Outstanding, end of year	7,579	8.08	8,195	8.25	9,397	8.10

Options exercisable at year end	4,276		5,975		9,337

Summary information about CIBER, Inc. stock options outstanding and exercisable at December 31, 2005 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Exercisable	Weighted Average Exercise Price
		(Options in thousands)
$0.38 -	$5.45	2,244	$4.70	5.9	2,189	$4.69
5.48 -	7.17	1,899	6.31	7.3	1,894	6.31
7.18 -	8.00	1,928	7.49	8.9	1,928	7.49
8.06 -	10.00	1,929	8.94	7.9	1,929	8.94
10.18 -	39.68	1,397	15.68	3.3	1,397	15.68
$0.38 -	$39.68	9,397	$8.10	6.8	9,337	$8.12

Directors’ Stock Compensation Plan – On April 27, 2004, this plan was replaced by the 2004 Plan.  In 2003 and 2004, we issued 8,220 and 1,542 shares, respectively, of common stock under this plan.

Employee Stock Purchase Plan (“ESPP”) – Under our ESPP, eligible employees are allowed to purchase shares of our common stock at a price equal to 85% of the lower of its fair market value on the first day or the last day of the quarter.  8,750,000 shares of common stock have been reserved for under the ESPP, of which, approximately 1,748,000 shares are available at December 31, 2005 for future issuances.  Employees purchased 899,403, 778,732, and 700,472 shares under the ESPP in 2003, 2004 and 2005, respectively.

(15) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan.  The Company matches a portion of the employee contribution.  Vesting in the Company matching contribution occurs over six years.  Forfeitures reduce the Company matching contributions.   We record forfeitures when a participant’s employment ends.  We recorded expense of $3.9 million, $3.6 million and $4.5 million in 2003, 2004 and 2005, respectively, related to this plan.

(16) Shareholders’ Equity

Stock Repurchase (“Put”) Option – In connection with our acquisition of DCI on April 30, 2002, DCI’s majority shareholder (the “Shareholder”) entered into an agreement to not sell a significant portion of the CIBER common stock received in the transaction for a period of up to 90 days (the “Lockup Agreement”).  As an inducement for the Shareholder to enter into the Lockup Agreement, CIBER granted the Shareholder an option that under certain circumstances, the Shareholder could require CIBER to repurchase up to 805,000 shares of CIBER common stock at $7.25 per share.  In May 2003, the Shareholder exercised this option.  CIBER paid approximately $5.8 million for the acquisition of these shares, which were accounted for as treasury stock.

Repurchase Program – In 1999, we began a share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In total, as of December 31, 2005, approximately 11,479,154 shares have been repurchased under this program since its inception.  In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase up to $7.5 million of either common shares or convertible debt, whichever is determined to be more advantageous.  In 2005, we repurchased 1,470,000 common shares under this program at a cost of $10.5 million.  We did not repurchase any of our convertible debt during 2005.  At December 31, 2005, there was approximately $6.9 million remaining for future repurchases under this program.

Shelf Registration Statement on Form S-4 – At December 31, 2005, we have an effective registration statement on Form S-4, under which 4,373,967 shares of our common stock remain available and which may be used from time to time in connection with future business combinations.

Shelf Registration Statement on Form S-3 – At December 31, 2005, we have an effective registration statement on Form S-3, under which up to 10,000,000 shares of our common stock may be sold in the future.  This registration statement enables us to raise funds from the offering of common stock from time to time, subject to market condition and our capital needs.

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

(17) Contingencies

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

(18) Business and Credit Concentrations

Financial instruments that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable.  Our cash and cash equivalents are in high-credit quality short-term investments and held by high-credit qualified financial institutions.  Accounts receivable are reviewed on a periodic basis, and an allowance for bad debts is recorded where such amounts are determined to be uncollectible.  Our revenue and accounts receivable are principally concentrated with large companies across several industries and governmental entities located throughout the United States and Europe.

(19) Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography, and they consist of Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, Package Solutions and European Operations.  Our Commercial Solutions, Federal Government Solutions and State & Local Government Solutions segments comprise our U.S. based CIBER branch offices that provide IT services and products in custom-developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, Federal or State & Local); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India operations are considered part of our Commercial Solutions segment.  Our Package Solutions segment is comprised of our CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, SAP and Lawson.  Our European Operations segment represents our offices in Europe, Eastern Asia and Australia that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  We do not account for, or report to, our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies in Note 2.

Our largest client is the various agencies of the U.S. Federal Government, which accounted for approximately 10%, 16% and 15% of our total revenue in 2003, 2004 and 2005, respectively.  Revenue from the U.S. Federal Government comprised 90% of our Federal Government Solutions segment’s total revenue in 2005.  In addition, our State & Local Government Solutions segment had two clients that comprised 17% and 15% of that segment’s total revenue in 2005.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Total revenue:
Commercial Solutions	$363,508	$353,501	$355,523
Federal Government Solutions	73,769	147,685	159,836
State & Local Government Solutions	86,694	115,493	125,866
Package Solutions	93,801	88,002	102,864
European Operations	76,509	140,790	214,502
Inter-segment	(2,294)	(2,450)	(2,582)
Total revenue	$691,987	$843,021	$956,009

Income from operations:
Commercial Solutions	$29,520	$29,281	$25,478
Federal Government Solutions	10,975	19,633	20,306
State & Local Government Solutions	5,915	8,788	5,555
Package Solutions	8,797	7,974	11,436
European Operations	2,373	9,067	8,550
Corporate expenses	(22,453)	(19,261)	(18,711)
Total	35,127	55,482	52,614
Amortization of intangibles	(2,664)	(4,214)	(5,958)
Operating income	$32,463	$51,268	$46,656

Other information:
Total foreign revenue	$78,587	$144,783	$221,182
Total foreign long-lived assets (1)	$42,596	$158,462	$138,464

(1) This balance includes $40.0 million, $148.6 million and $130.4 million of goodwill and other intangible assets as of December 31, 2003, 2004 and 2005, respectively.

(20) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Acquisitions:
Fair value of assets recorded, excluding cash	$50,611	$256,125	$10,742
Liabilities recorded	(32,963)	(105,339)	(915)
Common stock and options issued	—	(30,458)	(186)
Cash paid for acquisitions, net of cash acquired	$17,648	$120,328	$9,641

Noncash investing and financing activities:
Note forgiveness as acquisition consideration	$—	$1,174	$—
Value of shares and options issued for acquisitions	—	30,458	186
Cash paid for interest	1,673	6,845	8,691
Cash paid for income taxes, net	2,410	533	12,226

(21) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2004
Revenue	$180,055	$208,278	$219,451	$235,237	$843,021
Operating income	9,715	13,931	14,318	13,304	51,268
Net income	5,965	7,930	8,355	7,451	29,701
Earnings per share - basic	$0.10	$0.13	$0.14	$0.12	$0.49
Earnings per share - diluted	$0.09	$0.12	$0.13	$0.11	$0.45

Year ended December 31, 2005
Revenue	$239,565	$240,955	$237,385	$238,104	$956,009
Operating income	14,202	13,300	11,330	7,824	46,656
Net income	7,797	6,592	6,761	3,557	24,707
Earnings per share - basic	$0.12	$0.11	$0.11	$0.06	$0.40
Earnings per share - diluted	$0.12	$0.10	$0.11	$0.06	$0.38

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  CIBER’s internal control systems were designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CIBER, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 and our report dated February 27, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado
February 27, 2006

Item 9B.    Other Information

None

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2006 Annual Meeting of Shareholders scheduled for May 2, 2006 (the “2006 Proxy Statement”) within 120 days after December 31, 2005 and certain information included therein is incorporated herein by reference.

Item 10.                Directors and Executive Officers

Audit Committee Financial Expert

Our Board of Directors has determined that Peter H. Cheesbrough, one of our independent directors and Chairman of our audit committee, qualifies as a “financial expert” pursuant to the requirements of Section 401(h) of Regulation S-K.

Corporate Governance Matters

We have a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.  That code can be found on our website at http://www.ciber.com.  We also have Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.  These Guidelines and Charters can also be found on our website http://www.ciber.com.  Any amendments or waivers to our Code of Ethics will be disclosed, as necessary, on our website at http://www.ciber.com.  Additionally, copies of our Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as the Charters for the various Committees of the Board of Directors are available in print to any shareholder that requests them.

As required by Section 303A.12(a) of the Listed Company Manual of the New York Stock Exchange (“NYSE”), the Company has filed with the NYSE the chief executive officer’s annual certification regarding compliance with the NYSE’s corporate governance listing standards.  Additionally, the Company’s chief executive officer and chief financial officer certifications required by Section 302 of the Sarbanes-Oxley Act are included as Exhibits  31.1 and 31.2 in this Annual Report on Form 10-K.

The additional information required by this item is incorporated by reference from the sections captioned “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in CIBER’s 2006 Proxy Statement.

Item 11.                Executive Compensation

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” in CIBER’s 2006 Proxy Statement.

Item 12.                Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 2005 regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by shareholders	9,156,275	$8.06	3,645,754 (	2)

Equity compensation plans/arrangements not approved by shareholders (3)	240,258	$9.70	—
Total	9,396,533	$8.10	3,645,754

(1)          Excludes securities to be issued upon exercise of outstanding options and rights.

(2)          Includes 1,898,022 shares remaining available for future grants at December 31, 2005 under our 2004 Incentive Plan plus 1,747,732 shares available for future sales to employees under our Employee Stock Purchase Plan.

(3)          Represents shares issued under the SCB Employee Inducement Award Plan, as further described in Note 14 of the Notes to the Consolidated Financial Statements.

The additional information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CIBER’s 2006 Proxy Statement.

Item 13.                Certain Relationships and Related Party Transactions

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” in CIBER’s 2006 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Independent Public Accountants” in CIBER’s 2006 Proxy Statement.

Part IV

Item 15.                Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm – Ernst & Young LLP
		Report of Independent Registered Public Accounting Firm – KPMG LLP
		Consolidated Statements of Operations – Years Ended December 31, 2003, 2004 and 2005
		Consolidated Balance Sheets – December 31, 2004 and 2005
		Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2003, 2004 and 2005
		Consolidated Statements of Cash Flows – Years Ended December 31, 2003, 2004 and 2005
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

CIBER, Inc.

Date: February 28, 2006	By:	/s/ Mac J. Slingerlend

Mac J. Slingerlend

Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY G. STEVENSON	Chairman of the Board and Founder	February 28, 2006
Bobby G. Stevenson

/s/ MAC J. SLINGERLEND	Chief Executive Officer, President,	February 28, 2006
Mac J. Slingerlend	Secretary and Director
(Principal Executive Officer)

/s/ DAVID G. DURHAM	Chief Financial Officer, Senior Vice	February 28, 2006
David G. Durham	President and Treasurer
(Principal Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO	Vice President/Chief Accounting Officer	February 28, 2006
Christopher L. Loffredo	(Principal Accounting Officer)

/s/ PETER H. CHEESBROUGH	Director	February 28, 2006
Peter H. Cheesbrough

/s/ PAUL A. JACOBS	Director	February 28, 2006
Paul A. Jacobs

/s/ ARCHIBALD J. MCGILL	Director	February 28, 2006
Archibald J. McGill

/s/ GEORGE A. SISSEL	Director	February 28, 2006
George A. Sissel

/s/ JAMES C. SPIRA	Director	February 28, 2006
James C. Spira

/s/ JAMES C. WETHERBE	Director	February 28, 2006
James C. Wetherbe

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
2.1	Recommended Cash Offer by Rothschild on behalf of CIBER (UK) Limited, a wholly-owned subsidiary of CIBER, Inc., for ECsoft Group plc and the related Form of Acceptance and Authority	8-K	001-13103	2/4/2003
2.2	Amended and Restated Agreement and Plan of Merger by and among CIBER, Inc., CIBER Acquisition Corporation and AlphaNet Solutions, Inc., dated as of April 21, 2003	10-Q	001-13103	5/14/2003
2.3	First Amendment to Merger Agreement, dated January 20, 2004, among CIBER, Inc., Daphne Acquisition Corporation and SCB Computer Technology, Inc.	POS AM to S-4	333-102780	1/27/2004
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A.	8-K	001-13103	9/16/1998
4.3	Amendment to the Rights Agreement, dated as of February 18, 2003, between CIBER, Inc. and UMB Bank, N.A.	10-K	001-13103	3/27/2003
4.4	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee	8-K	001-13103	12/2/2003
4.5	Notice to Well Fargo Bank Minnesota, N.A., trustee regarding rights of Debenture holders	10-Q	001-13103	8/8/2005
10.1*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4*	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5*	Employment Agreement with Mac J. Slingerlend dated March 30, 2005	8-K	001-13103	4/1/2005
10.6*	Employment Agreement with David G. Durham dated January 22, 2001	10-K	001-13103	3/23/2001
10.7*	Employment Agreement with David E. Girard dated August 16, 2005	8-K	001-13103	8/18/2005
10.8	Agreement dated April 30, 2002 by and among CIBER, Inc.; Decision Consultants, Inc.; KTR System, L.P. and The John A. Krasula Living Trust Dated April 1, 1988, regarding the stock repurchase option	10-Q	001-13103	11/13/2002
10.9*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.10*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.11	Office Building Lease dated as of February 1, 2003 between Building One DTC Limited Partnership as Landlord and CIBER, Inc. as Tenant	10-K	001-13103	3/27/2003

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
10.12	Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A. dated August 15, 2003	8-K	001-13103	8/20/2003
	First Amendment to Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A., dated March 31, 2004	10-Q	001-13103	5/3/2004
	Second Amendment to Amended and Restated Credit and Security Agreement dated as of October 1, 2004 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	10/7/2004
	Third Amendment to Amended and Restated Credit and Security Agreement dated as of March 31, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	4/1/2005
	Fourth Amendment to Amended and Restated Credit and Security Agreement dated as of July 11, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	7/12/2005
	Fifth Amendment to Amended and Restated Credit and Security Agreement dated as of December 20, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.		Filed herewith
10.13	Voting and Option Agreement dated as of October 24, 2003 between CIBER, Inc. and T. Scott Cobb and T. Scott Cobb, Jr. and Jeffery Cobb	8-K	001-13103	10/30/2003
10.14*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.15*	CIBER, Inc. 2004 Incentive Plan	S-8	333-115951	5/27/2004
10.16*	Fourth revision to the CIBER, Inc. Salary Continuation Retirement Plan for Mac J. Slingerlend dated as of March 30, 2005	8-K	001-13103	4/1/2005
10.17

Share Purchase Agreement relating to Shares of Novasoft AG dated August 27, 2004 between Dr. Georg Konrad and Dr. Laszlo Gotthard as Sellers, and CIBER Holding GmbH (in formation) and CIBER, Inc. as Purchasers

		8-K	001-13103	9/2/2004
10.18*	Employment agreement with Wallace W. Birdseye dated October 28, 1996	10-K	001-13103	3/14/2005
10.19*	Employment agreement with Terje Laugerud dated January 1, 2003	10-K	001-13103	3/14/2005
10.20*	Description of Director Compensation	8-K	001-13103	5/4/2005
12.1	Computation of Ratio of Earnings to Fixed Charges		Filed herewith
16.1	Letter from KPMG LLP to the Commission dated March 15, 2004	8-K	001-13103	3/16/2004
21.1	List of Subsidiaries of CIBER, Inc.		Filed herewith
23.1	Consent of Ernst & Young, LLP		Filed herewith
23.2	Consent of KPMG LLP		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
99.1	Reconciliation of Non-GAAP Financial Measures		Filed herewith

* Indicates a management contract or compensatory plan or arrangement.