Form 10-Q
period 2006-03-31
CIBER INC
filed 2006-05-08
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23488

CIBER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2046833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes    ☒ No

As of March 31, 2006, there were 62,005,306 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc. and Subsidiaries

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2006

Consulting services	$231,073	$230,670
Other revenue	8,492	11,073
Total revenue	239,565	241,743

Cost of consulting services	167,913	172,580
Cost of other revenue	4,762	6,493
Selling, general and administrative expenses	51,108	51,549
Amortization of intangible assets	1,580	1,447
Operating income	14,202	9,674
Interest income	317	132
Interest expense	(2,206)	(2,034)
Other income (expense), net	468	(388)
Income before income taxes	12,781	7,384
Income tax expense	4,984	2,934
Net income	$7,797	$4,450

Earnings per share – basic	$0.12	$0.07

Earnings per share – diluted	$0.12	$0.07

Weighted average shares – basic	62,648	62,118

Weighted average shares – diluted	72,547	62,478

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$40,661	$32,496
Accounts receivable, net of allowances of $1,218 and $1,540	212,110	215,712
Prepaid expenses and other current assets	17,851	20,096
Income taxes refundable	267	236
Deferred income taxes	4,603	5,107
Total current assets	275,492	273,647

Property and equipment, at cost	60,086	67,122
Less accumulated depreciation and amortization	(34,698)	(41,689)
Property and equipment, net	25,388	25,433

Goodwill	409,703	411,757
Other intangible assets, net	24,708	23,448
Deferred income taxes	913	1,017
Other assets	8,363	9,610
Total assets	$744,567	$744,912

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,995	$27,667
Accrued compensation and related liabilities	44,371	46,006
Other accrued expenses and liabilities	31,712	32,186
Deferred revenue	14,145	13,053
Bank term loan – current portion	2,000	1,200
Income taxes payable	3,887	5,118
Total current liabilities	128,110	125,230

Bank line of credit	42,638	36,665
Other long-term liabilities	503	467
Deferred income taxes	18,779	21,045
Long-term debentures	175,000	175,000
Total liabilities	365,030	358,407

Minority interest	2,930	3,097
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	267,743	268,045
Retained earnings	130,182	133,825
Accumulated other comprehensive income (loss)	(879)	1,675
Treasury stock, 2,658 and 2,699 shares at cost	(21,086)	(20,784)
Total shareholders’ equity	376,607	383,408
Total liabilities and shareholders’ equity	$744,567	$744,912

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Operating activities:
Net income	$7,797	$4,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,933	2,895
Amortization of intangible assets	1,580	1,447
Deferred income tax expense	2,054	2,230
Stock-based compensation	23	348
Provision for doubtful receivables	142	378
Other, net	850	145
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(5,113)	(3,068)
Other current and long-term assets	(2,206)	(3,849)
Accounts payable	(4,120)	(4,529)
Accrued compensation and related liabilities	(484)	1,303
Other accrued expenses and liabilities	(6,556)	(1,890)
Income taxes payable/refundable	(1,281)	1,197
Net cash provided by (used in) operating activities	(4,381)	1,057

Investing activities:
Acquisitions, net of cash acquired	(6,405)	—
Capitalized software development costs	—	(180)
Purchases of property and equipment, net	(2,127)	(2,567)
Net cash used in investing activities	(8,532)	(2,747)

Financing activities:
Employee stock purchases and options exercised	1,830	1,757
Purchases of treasury stock	(2,255)	(2,336)
Borrowings on long-term bank line of credit	86,530	83,904
Payments on long-term bank line of credit	(94,526)	(89,877)
Payments on term note	(600)	(800)
Tax benefits from stock-based compensation	—	28
Minority shareholder capital contribution	271	—
Net cash used in financing activities	(8,750)	(7,324)
Effect of foreign exchange rate changes on cash	(1,383)	849
Net decrease in cash and cash equivalents	(23,046)	(8,165)
Cash and cash equivalents, beginning of period	44,446	40,661
Cash and cash equivalents, end of period	$21,400	$32,496

Non-cash activities:
Value of shares and options issued for acquisitions	$186	$—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balances at January 1, 2006	64,705	$647	$267,743	$130,182	$(879)	$(21,086)	$376,607
Net income	—	—	—	4,450	—	—	4,450
Foreign currency translation	—	—	—	—	2,554	—	2,554
Comprehensive income							7,004
Employee stock purchases and options exercised	—	—	—	(790)	—	2,547	1,757
Tax benefit from exercise of stock options	—	—	28	—	—	—	28
Stock compensation expense		—	274	(17)	—	91	348
Purchases of treasury stock	—	—	—	—	-	(2,336)	(2,336)
Balances at March 31, 2006	64,705	$647	$268,045	$133,825	$1,675	$(20,784)	$383,408

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three month period ended March 31, 2006 are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2006.

Significant Accounting Policies.  For a description of the Company’s significant accounting policies, see Footnote 2 (Summary of Significant Accounting Policies) to the Company’s Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2005.

(2) Earnings Per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), the dilutive effect of our Debentures has been included in our diluted earnings per share calculations as further described below.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax cost of interest expense on the Debentures.

Full conversion of the Debentures into shares would require us to issue approximately 12,830,000 shares of our common stock.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  On July 20, 2005, we increased our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of none of the Debentures.  Due to the irrevocable elections mentioned above, our calculation of diluted earnings per share for the three months ended March 31, 2005 includes approximately 8,981,000 shares related to the potential conversion of the Debentures and our calculation of diluted earnings per share for the three months ended March 31, 2006 does not include any shares related to the potential conversion of the Debentures.

Our computation of earnings per share – basic and diluted is as follows:

	Three Months Ended March 31,
	2005	2006
	(In thousands, except per share data)
Numerator:
Net income, as reported	$7,797	$4,450
Interest and amortization expense related to the Debentures, net of related tax effects	660	—
Net income assuming dilution	$8,457	$4,450
Denominator :
Basic weighted average shares outstanding	62,648	62,118
Dilutive effect of Debentures	8,981	—
Dilutive effect of employee stock options	918	360
Diluted weighted average shares outstanding	72,547	62,478

Earnings per share – basic	$0.12	$0.07
Earnings per share – diluted	$0.12	$0.07

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 3,527,000 and 6,291,000 for the three months ended March 31, 2005 and 2006, respectively.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2006
	(In thousands)
Net income	$7,797	$4,450
Foreign currency translation adjustments	(8,124)	2,554
Comprehensive income	$(327)	$7,004

(4) Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”  The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements.  Such compensation expense is recognized over the requisite service period based on the fair value on the date of grant.

Using the modified-prospective transition method, the compensation cost recognized in the three months ended March 31, 2006, included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Share-based compensation cost is recognized in either Cost of Consulting Services or in Selling, General and Administrative Expenses, as appropriate, in accordance with SFAS No. 123(R).  Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006 were respectively approximately $274,000 and $232,000 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.08 and $0.07, respectively, if we had not adopted SFAS No. 123 (R), compared to reported basic and diluted earnings per share of $0.07 and $0.07, respectively.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of SFAS No. 123 to share-based compensation for the periods prior to the adoption of SFAS No. 123(R) (in thousands, except per share data):

		Three Months Ended March 31, 2005
Net income, as reported		$7,797
Deduct: Share-based compensation cost determined under the fair value based method, net of related tax effects		(3,292)
Pro forma net income		$4,505

Earnings per share – basic:	As reported	$0.12
	Pro forma	$0.07

Earnings per share – diluted:	As reported	$0.12
	Pro forma	$0.07

Our pro forma share-based compensation cost for the three months ended March 31, 2005 was considerably higher than our share-based compensation cost for the three months ended March 31, 2006.  This was primarily related to our acceleration of the vesting on approximately 914,000 employee stock options during the three months ended March 31, 2005.  In addition, at December 31, 2005, primarily all of our outstanding stock options were fully vested and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

Share-Based Plans

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) – On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance bonuses or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of March 31, 2006, there are approximately 1,887,000 shares available for future grants under the 2004 Plan.  We issue shares from treasury for shares delivered under the 2004 Plan.

The 2004 Plan also implements a formula stock option plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors, and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  The 2004 Plan further provides that non-employee directors receive shares of CIBER common stock valued at approximately $2,500 for each Board and Annual Meeting attended.  Effective July 1, 2005, each non-employee director is also paid a $12,500 semi-annual retainer, of which between 50%-100% must be paid in stock, with the percentage to be set by the individual director.  Included in our total share-based compensation costs disclosed below, $23,000 and $74,000 for the three months ended March 31, 2005 and 2006, respectively, represented compensation expense for grants of common stock to non-employee directors.

A summary of information with respect to our recorded share-based compensation follows:

	For the Three Months Ended March 31,
	2005	2006
	(In thousands)
Total share-based compensation cost included in net income	$14	$277
Income tax benefit related to share-based compensation included in net income	9	71

Options granted under the 2004 Plan generally have an exercise price that is at least equal to the market value of our common stock on the date of issuance.  Options currently being granted under the 2004 Plan are subject to cliff or graded vesting, generally ranging from one to four years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our European Operations segment, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan generally have a contractual term ranging from four to 10 years; all 2004 Plan options must expire no later than 10 years from the date of grant.  Compensation costs related to options with graded vesting are recognized on a straight-line basis over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method.  The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.  Expected volatilities are based on historical volatility of our common stock.  The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experiences and expected future changes.   A summary of the assumptions used for options granted during the three months ended March 31, 2006 follows:

Expected life (in years)	3.0-4.5
Expected volatility	39.0%
Risk-free interest rate	4.54%-4.83%
Expected dividend yield	0%

A summary of stock option activity for the three months ended March 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Options in thousands)
Outstanding at January 1, 2006	9,394	$8.10
Granted	348	$6.10
Exercised	(97)	$5.12
Expired or cancelled	(196)	$8.26
Forfeited	(2)	$6.91
Outstanding at March 31, 2006	9,447	$8.05	6.7	$4,138,071

Exercisable at March 31, 2006	9,091	$8.13	6.6	$3,985,239

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $2.31.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended March 31, 2006 was approximately $133,000.  The grant date fair value of stock options which vested during the three months ended March 31, 2006 was approximately $127,000.

For the three months ended March 31, 2006, cash received from the exercise of stock options was approximately $495,000 and the income tax benefit realized from the exercise of stock options was approximately $28,000.  As of March 31, 2006, there was approximately $733,000 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan (“ESPP”) – Under our ESPP, which is a nonqualified plan, eligible employees are allowed to purchase shares of our common stock through after-tax payroll deductions at a price equal to 85% of the lesser of the fair market value on the first day of the applicable offering period or on the last day of the respective purchase period.  Each offering period is equal to three months.  Under this plan, substantially all employees may elect to contribute up to $4,000 of their compensation during one calendar year.  A total of 8,750,000 shares of common stock have been authorized for issuance under the ESPP, of which, approximately 1,626,000 shares are available at March 31, 2006 for future issuances.  A summary of the assumptions used to estimate compensation expense related to our ESPP using the Black-Scholes option pricing method during the three months ended March 31, 2006 follows:

Expected life (in years)	0.24
Expected volatility	34.0%
Risk-free interest rate	4.16%
Expected dividend yield	0%

For the three months ended March 31, 2006, the compensation cost related to the ESPP was approximately $170,000.  For the three months ended March 31, 2006 we issued 121,773 shares under our ESPP with a grant date fair value of $1.46.

(5) Accrued Lease Costs

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve during the three months ended March 31, 2006, consists of the following (in thousands):

Balance at January 1, 2006	$1,998
Cash payments	(430)
Effect of foreign exchange rate changes	16
Balance at March 31, 2006	$1,584

(6) Convertible Senior Subordinated Debentures

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

(7) Bank Line of Credit

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2007.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.00% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract.  On March 31, 2006, the bank’s prime rate was 7.75% and our rate for borrowing was 6.95%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of March 31, 2006.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At March 31, 2006, we had $6.2 million of outstanding letters of credit securing certain financial performance obligations, leaving approximately $17.5 million of remaining borrowing availability under the line of credit.

(8) Financial Instruments

We have numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange rate volatility.  In December 2005, we entered into a one year cross-currency swap arrangement to partially hedge the foreign currency exposure associated with our net investment in certain Euro-based foreign operations (“net investment hedge”).  The notional amount of the swap is €42.0 million/$50.0 million.  During the term of this transaction, we will remit to and receive from the counterparty interest payments equal to three-month EURIBOR plus 0.11% and three-month U.S. LIBOR rates, respectively.  At April 1, 2006, CIBER pays interest at a rate of 2.88% and receives interest at a rate of 4.96% on the notional amount, and such rates are reset quarterly.  These payments will be recorded as an adjustment to our reported interest expense during the periods.  Gains and losses in the net investment in the Company’s subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains related to this net investment hedge, both of which will be recorded within “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.  The cross-currency swap was recorded at its fair value of approximately $(905,000) at March 31, 2006.  The amount recorded within accumulated other comprehensive income (loss) during the three months ended March 31, 2006 related to this swap decreased shareholders’ equity by $543,000.

From time to time, we enter into foreign exchange forward contracts for investment purposes.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.  These foreign exchange forward contracts do not qualify as hedges and, accordingly, gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts are included in “other income, net” in the consolidated statement of operations.  A net gain of $829,000 was recorded in the three months ended March 31, 2005.  There were no open forward contracts during the three months ended March 31, 2006.

(9) Shareholder’s Equity

Repurchase Program – In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase up to $7.5 million of either our common shares or our Debentures, whichever is determined to be more advantageous.  During the three months ended March 31, 2006, we repurchased 375,000 common shares under this program at a cost of approximately $2.3 million.  We did not repurchase any of our Debentures during this period.  At March 31, 2006, there was approximately $4.6 million remaining for future repurchases under this program.

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

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  We exclude the costs of our share-based compensation programs from segment operating income as these expenses are significantly impacted by external factors, including stock market volatility and other valuation assumptions.  Instead share-based compensation costs are recorded as part of our corporate expenses.  Additionally, we do not account for, or report to, our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies found in Footnote 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following presents financial information about our reportable segments:

	Three Months Ended March 31,
	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$88,391	$89,007
Federal Government Solutions	42,199	36,512
State & Local Government Solutions	31,170	32,897
Package Solutions	24,901	28,562
European Operations	53,443	55,387
Inter-segment	(539)	(622)
Total revenue	$239,565	$241,743

Income from operations:
Commercial Solutions	$7,080	$5,238
Federal Government Solutions	5,723	3,560
State & Local Government Solutions	2,318	1,952
Package Solutions	2,554	3,178
European Operations	2,266	2,308
Corporate expenses	(4,159)	(5,115)
Total	15,782	11,121
Amortization of intangibles	(1,580)	(1,447)
Operating income	$14,202	$9,674

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.  In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP” financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Disclosure Regarding Forward-Looking Statements

Included in this Quarterly Report on Form 10-Q and elsewhere from time to time in other written and oral statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our Company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in this Quarterly Report and/or in our Annual Report on Form 10-K  under the caption “Item 1A. Risk Factors.”  As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  Additionally, we caution investors not to place undue reliance on any forward-looking statement as these statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2005	2006

Consulting services	96.5%	95.4%
Other revenue	3.5	4.6
Total revenue	100.0	100.0

Gross profit – consulting services	27.3	25.2
Gross profit – other revenue	43.9	41.4
Gross profit – total	27.9	25.9
Selling, general and administrative expenses	21.3	21.3
Operating income before amortization	6.6	4.6
Amortization of intangible assets	0.7	0.6
Operating income	5.9	4.0
Interest and other expense, net	(0.5)	(1.0)
Income before income taxes	5.4	3.0
Income tax expense	2.1	1.2
Net income	3.3%	1.8%

Adoption of Statement of Financial Accounting Standards No. 123(R)

Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”  The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements.  Such compensation expense is recognized over the requisite service period based on the fair value on the date of grant.

The estimated annual increase in share-based compensation expense for 2006 relating to the adoption of SFAS No. 123(R) is expected to be approximately $1.5 million, or approximately $1.1 million, net of related taxes.  The incremental share-based compensation expense recognized due to the adoption of SFAS No. 123(R) for the three months ended March 31, 2006, was approximately $274,000, or approximately $232,000, net of related taxes.  As of March 31, 2006, there was approximately $733,000 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 3.0 years.

On January 1, 2006, primarily all of our outstanding stock options were fully vested due to vesting accelerations that occurred prior to January 1, 2006 and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

We exclude the costs of our share-based compensation programs from segment operating income as these expenses are significantly impacted by external factors, including stock market volatility and other valuation assumptions.  Share-based compensation cost is recognized in either Cost of Consulting Services or in Selling, General and Administrative Expenses, as appropriate, in accordance with SFAS No. 123(R).

Segments

The following table sets forth certain operating data for our reportable segments:

	Three Months Ended March 31,
	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$88,391	$89,007
Federal Government Solutions	42,199	36,512
State & Local Government Solutions	31,170	32,897
Package Solutions	24,901	28,562
European Operations	53,443	55,387
Inter-segment	(539)	(622)
Total revenue	$239,565	$241,743

Income from operations:
Commercial Solutions	$7,080	$5,238
Federal Government Solutions	5,723	3,560
State & Local Government Solutions	2,318	1,952
Package Solutions	2,554	3,178
European Operations	2,266	2,308
Corporate expenses	(4,159)	(5,115)
Total	15,782	11,121
Amortization of intangibles	(1,580)	(1,447)
Operating income	14,202	9,674
Net interest and other expense	(1,421)	(2,290)
Income before income taxes	12,781	7,384
Income tax expense	4,984	2,934
Net income	$7,797	$4,450

Three Months Ended March 31, 2006 as compared to Three Months Ended March 31, 2005

Total revenue for the three months ended March 31, 2006 increased approximately 1% to $241.7 million from $239.6 million for the three months ended March 31, 2005.  Adding back revenue associated with the 2005 sale of our IBM staffing business, revenue grew organically by approximately 3% quarter over quarter, and further adjusting for foreign currency effects, revenue grew organically by approximately 4%.  Organic revenue growth was strongest in our Package Solutions segment which grew approximately 15%, as well as our European segment which, adjusting for foreign currency effects, grew approximately 12%, both compared to the first quarter of 2005.  Our average number of billable consultants working during the quarter decreased 2% to approximately 7,050 for the three months ended March 31, 2006 from approximately 7,175 for the three months ended March 31, 2005.  The decrease in billable consultants was offset by higher billing rates which, overall, increased approximately $3 per hour from $75 per hour for the three months ended March 31, 2005, to $78 per hour for the three months ended March 31, 2006.  Higher billing rates in our Commercial segment, which divested its low billing rate IBM staffing business in August of 2005, accounted for the majority of the increase.  Other revenues increased approximately 30% to $11.1 million for the three months ended March 31, 2006 from $8.5 million for the three months ended March 31, 2005 due to comparatively strong product sales in our Commercial and Package Solutions segments.

In total, our gross profit percentage decreased to 25.9% of revenue for the three months ended March 31, 2006 from 27.9% of revenue for the same period of 2005.  Gross profit on services revenue was the primary catalyst for the quarter over quarter gross profit percentage decrease, declining by approximately 210 basis points.  The decrease in gross profit percentage reflects the service margin decline that occurred during the last nine months of 2005, which was primarily the result of our reliance on higher cost subcontractors.  In addition, the services gross margin percentage in the first quarter of 2005 was helped by having one less company paid holiday in the quarter as the New Year’s day paid holiday fell on the last calendar day of 2004.

As a percentage of sales, selling, general and administrative expenses (“SG&A”) were flat at 21.3% for both the three months ended March 31, 2006 and 2005.

Amortization of intangible assets was comparable at $1.4 million for the three months ended March 31, 2006 compared to $1.6 million for the same period last year.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Net interest expense totaled approximately $1.9 million for both the three months ended March 31, 2006 and 2005.  Our average line of credit balance was approximately $38 million for the three months ended March 31, 2006 compared to approximately $48 million for the three months ended March 31, 2005.  A higher interest rate on our line of credit in 2006 offset the decrease in our average balance outstanding.  Interest income is primarily from cash held in our European subsidiaries.

Other expense, net was $388,000 during the three months ended March 31, 2006 compared to other income, net of $468,000 during the three months ended March 31, 2005.  Other expense in 2006 consisted primarily of foreign currency losses of $196,000 and minority interest expense of $193,000.  Other income in 2005 consisted primarily of gains on foreign currency forward contracts totaling $830,000, partially offset by foreign currency losses of $120,000, investment losses of $150,000 and minority interest expense of $62,000.

Our effective tax rates were 39.7% and 39.0% for the three months ended March 31, 2006 and 2005, respectively.

Segments

Commercial Solutions

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$87,133	$86,461
Other revenue	1,258	2,546
Total revenue	88,391	89,007
Gross profit-consulting services	23,369	22,286
Gross profit-other revenue	186	254
Gross profit-total	23,555	22,540
Operating income	7,080	5,238

Gross profit percentage-consulting services	26.8%	25.8%
Gross profit percentage-other revenue	14.8%	10.0%
Gross profit percentage-total	26.6%	25.3%
Operating income percentage	8.0%	5.9%

Average hourly billing rate	$63	$67
Consultant utilization	93%	91%
Average billable headcount	2,950	2,845

Commercial Solutions (“Commercial”) total revenue increased less than 1% for the three months ended March 31, 2006 compared to the same period in the prior year.  Commercial revenue increased despite the August 2005 sale of our IBM staffing operation which contributed revenue of approximately $4.0 million in the three months ended March 31, 2005.  Absent the sale, organic growth was approximately 5% during the first quarter of 2006 due primarily to an improved demand environment.  An increase in the average hourly billing rate, due mainly to the absence of our IBM staffing operation, which carried a lower average billing rate, was offset by lower utilization resulting from one less company paid holiday in the first quarter of 2005.  Other revenue in the Commercial segment doubled in the first three months of 2006 compared to the same period of 2005 due to an increase in lower margin hardware sales.

Gross profit percentage on services revenue decreased by 100 basis points to 25.8% for the three months ended March 31, 2006 compared to 26.8% for the three months ended March 31, 2005.  Higher labor costs for both employees and subcontractors accounted for approximately 60 basis points of the decrease, while higher non-billable expenses and project-related depreciation expense accounted for the remainder of the margin decline.  Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, decreased by 480 basis points for the three months ended March 31, 2006 compared to the same period in 2005.  The 2005 gross profit percentage on other revenue was unusually high due to gross profit associated with a single product sale, and, as a result, the 2006 gross profit percentage on other revenue is comparable to our expectations.

The Commercial segment’s operating income percentage declined to 5.9% for the three months ended March 31, 2006 compared to 8.0% for the three months ended March 31, 2005 due to the previously discussed gross profit declines combined with higher SG&A costs.  The higher SG&A costs are due to the investment we are making in CIBERsites, our low-cost application development and support centers, and to a lesser extent, an investment we have made in a newly formed national sales team focused on selling large outsourcing engagements.

Federal Government Solutions

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$42,199	$36,512
Other revenue	—	—
Total revenue	42,199	36,512
Gross profit-consulting services	10,096	7,927
Gross profit-other revenue	—	—
Gross profit-total	10,096	7,927
Operating income	5,723	3,560

Gross profit percentage-consulting services	23.9%	21.7%
Gross profit percentage-other revenue	—%	—%
Gross profit percentage-total	23.9%	21.7%
Operating income percentage	13.6%	9.8%

Average hourly billing rate	$51	$49
Consultant utilization	93%	89%
Average billable headcount	1,800	1,585

Federal Government Solutions (“Federal”) revenue decreased approximately 13% during the three months ended March 31, 2006 compared to the same period of 2005.  The decrease is due primarily to the loss of an outsourcing contract in the second half of 2005 where CIBER was a subcontractor to a larger prime vendor.  Loss of this contract resulted in a revenue decrease of approximately $4.1 million for the three months ended March 31, 2006 compared to the same period of 2005.  Additionally, the Federal segment recognized revenue of approximately $1.0 million in the first three months of 2005 on harbor management-related projects and, due to funding delays, recognized no revenue from this vertical during the first three months of 2006.

Gross profit percentage in the Federal segment decreased by 220 basis points for the three months ended March 31, 2006 to 21.7% compared to 23.9% for the three months ended March 31, 2005.  A decrease in the average billing rate to approximately $49 per hour for the first quarter of 2006, compared to an average billing rate of $51 per hour for the same period in 2005 accounted for the majority of the gross profit percentage decrease.

The Federal segment’s operating income percentage declined to 9.8% for the three months ended March 31, 2006 compared to 13.6% for the three months ended March 31, 2005 due to the previously discussed gross profit decline combined with higher SG&A costs as a percentage of revenue.  SG&A costs totaled approximately $4.4 million for both three-month periods, but as a percentage of revenue, SG&A costs increased to 12.0% for the three months ended March 31, 2006, compared to 10.4% for the same period in 2005.

State & Local Government Solutions

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$30,114	$31,945
Other revenue	1,056	952
Total revenue	31,170	32,897
Gross profit-consulting services	8,336	7,165
Gross profit-other revenue	113	89
Gross profit-total	8,449	7,254
Operating income	2,318	1,952

Gross profit percentage-consulting services	27.7%	22.4%
Gross profit percentage-other revenue	10.7%	9.4%
Gross profit percentage-total	27.1%	22.1%
Operating income percentage	7.4%	5.9%

Average hourly billing rate	$72	$72
Consultant utilization	92%	85%
Average billable headcount	925	1,005

State & Local Government Solutions (“State & Local”) revenue increased by approximately 6% for the three months ended March 31, 2006 compared to the same period in 2005. Incremental revenue associated with project revenue from the City of New Orleans that began in June 2005, accounted for the majority of the revenue increase.

The consulting services gross profit percentage in our State & Local segment for the three months ended March 31, 2006 decreased to 22.4% from 27.7% for the three months ended March 31, 2005.  Continued dependence on high-priced subcontractors accounted for the majority of the gross profit percentage decline, while higher non-labor-related expenses and project-related depreciation expense also contributed to the decline.

Operating income as a percentage of revenue decreased by 150 basis points to 5.9% for the three months ended March 31, 2006 compared to 7.4% for the three months ended March 31, 2005.  The 500 basis point decrease in overall gross profit percentage, explained above, was partially offset by an improvement of 360 basis points in SG&A costs as a percentage of revenue, the result of cost cutting efforts within the segment.   SG&A expense decreased to $5.3 million in the current quarter, from $6.1 million for the same period in 2005 and as a percentage of revenue decreased to 16.1% from 19.7%.

Package Solutions

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$22,028	$24,485
Other revenue	2,873	4,077
Total revenue	24,901	28,562
Gross profit-consulting services	6,624	6,024
Gross profit-other revenue	1,797	2,829
Gross profit-total	8,421	8,853
Operating income	2,554	3,178

Gross profit percentage-consulting services	30.1%	24.6%
Gross profit percentage-other revenue	62.5%	69.4%
Gross profit percentage-total	33.8%	31.0%
Operating income percentage	10.3%	11.1%

Average hourly billing rate	$150	$147
Consultant utilization	76%	80%
Average billable headcount	400	475

Package Solutions (“Package”) revenue for the three months ended March 31, 2006 increased by approximately 15% compared to the three months ended March 31, 2005.  The 2006 revenue increase was all organic growth resulting from a very robust demand environment and an increased emphasis in our relationship with SAP.  Revenue within our SAP practice grew by over 60% in the current quarter compared to the same period in 2005.  Other revenue is derived from our Technology Solutions practice and represents commissions on the resale of third-party IT hardware products.  For the three months ended March 31, 2006, other revenue increased by approximately 42% to $4.1 million compared to $2.9 million for the same period of 2005.  Heavy demand for high-end servers, along with computer hardware sold in conjunction with enterprise package software implementations, accounted for much of the increase.

Overall gross profit percentage in the Package Solutions segment decreased by 280 basis points to 31% for the three months ended March 31, 2006, compared to 33.8% for the same period in 2005.  Gross profit on services revenue accounted for the entire decrease, declining by 550 basis points in the current period.  Higher employee labor costs combined with the use of high-priced subcontractors accounted for the majority of the services gross profit percentage decline.  Gross profit on other revenue, which consists of commission dollars earned on the resale of certain hardware products, improved by 690 basis points to 69.4% for the first three months of 2006 compared to 62.5% for the first three months of 2005.  The increase relates to higher commission percentage thresholds being reached on higher revenue volumes.

SG&A expenses decreased in dollars and as a percentage of revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, more than offsetting the decline in overall gross profit percentage.   The result was an improvement in operating income as a percentage of revenue which increased to 11.1% for the three months ended March 31, 2006 compared to 10.3% for the three months ended March 31, 2005.

European Operations

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$50,140	$51,888
Other revenue	3,303	3,499
Total revenue	53,443	55,387
Gross profit-consulting services	14,911	14,803
Gross profit-other revenue	1,633	1,414
Gross profit-total	16,544	16,217
Operating income	2,266	2,308

Gross profit percentage-consulting services	29.7%	28.5%
Gross profit percentage-other revenue	49.4%	40.4%
Gross profit percentage-total	31.0%	29.3%
Operating income percentage	4.2%	4.2%

Average hourly billing rate	$126	$127
Consultant utilization	71%	72%
Average billable headcount	1,100	1,140

Our European Operations (“European”) segment revenue increased by approximately 4% for the three months ended March 31, 2006 compared to the same period in the prior year.  Adjusting for foreign currency effects, which reduced revenue in the quarter by approximately $4.4 million, revenue increased by approximately 12%.  Strong revenue growth in our Netherlands and Sweden-based operations accounted for the majority of the revenue increase.

Overall gross profit percentage in the European segment decreased by 170 basis points to 29.3% for the three months ended March 31, 2006, compared to 31.0% for the same period in 2005.  Gross profit on services revenue declined by 120 basis points for the three months ended March 31, 2006, compared to the same period in 2005.  The use of high-priced subcontractors, particularly in our German operation, accounted for the majority of the services gross profit percentage decline.  The gross profit percentage on Europe’s other revenue decreased to 40.4% for the first three months of 2006, compared to 49.4% for the same period in 2005.  Decreased sales of  our proprietary CRM software, which has higher margins than the resale of third-party products, accounted for the decrease.

SG&A expenses decreased in dollars and as a percentage of revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, almost exactly offsetting the decline in overall gross profit percentage.   The result was operating income as a percentage of revenue of 4.2% for both periods.

Liquidity and Capital Resources

At March 31, 2006, we had $148.4 million of working capital and a current ratio of 2.2: 1.  Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance ongoing operations as well as business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Three Months Ended March 31,
	2005	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$(4,381)	$1,057
Investing activities	(8,532)	(2,747)
Financing activities	(8,750)	(7,324)
Effect of foreign exchange rates on cash	(1,383)	849
Net decrease in cash and equivalents	$(23,046)	$(8,165)

Our balance of cash and cash equivalents was $32.5 million at March 31, 2006, compared to a balance of $40.7 million at December 31, 2005.  At both March 31, 2006 and December 31, 2005, substantially all of our cash balance was maintained by our European subsidiaries, of which approximately $17.8 million at March 31, 2006 was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of Novasoft’s cash, outside of their business opportunities or needs, is limited under German corporation law.

Total accounts receivable increased to $215.7 million at March 31, 2006 from $212.1 million at December 31, 2005, primarily due to increased revenue in our U.S.-based operations.  Total accounts receivable day’s sales outstanding (“DSO”) was 77 days on March 31, 2006, compared to 76 days at December 31, 2005.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity. At March 31, 2006, we had approximately $8 million of outstanding accounts receivable from the City of New Orleans (the “City”). Most of the balance is waiting on funding from FEMA to the City. Based on our communications with the City we expect to collect the balance in full.

Accrued compensation and related liabilities were $46.0 million at March 31, 2006, and $44.4 million at December 31, 2005.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At March 31, 2006 there were 10 days of accrued unpaid wages compared to 5 days at December 31, 2005; however, the increase in accrued compensation costs were partially offset by a decrease in payroll tax withholdings between the periods.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used no cash for acquisitions in the first quarter of 2006 compared to $6.4 million used for acquisitions during the same time period in 2005.  Spending on property and equipment increased to $2.6 million during the three months ended March 31, 2006 from $2.1 million in 2005 as we made additional investments in client project-related assets.

In 2006 and 2005, our financing activities were primarily comprised of cash used for the repayment of our line of credit and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  We purchased $2.3 million of treasury stock during the three months ended March 31, 2006 and the three months ended March 31, 2005.  At March 31, 2006, we had authorization for the repurchase of an additional $4.6 million of common stock or convertible debt under our current repurchase plan.  We may continue to use cash to repurchase our common stock or our convertible debt, whichever is more advantageous.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $1.8 million during both three month periods ended March 31, 2006 and 2005.

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

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  As of March 31, 2006, we had $36.7 million of outstanding borrowings under this line of credit.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.00% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On March 31, 2006, the bank’s prime rate was 7.75% and our rate for borrowing was 6.95%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of March 31, 2006.  Certain elements of these ratios are defined below.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2006, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2005, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our common stock made during the three months ended March 31, 2006.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)

January 2006	165,000	$6.48	165,000	$5,832,000
February 2006	125,000	5.94	125,000	$5,089,000
March 2006	85,000	6.18	85,000	$4,564,000
Total	375,000	$6.23	375,000

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In total, 11,854,154 shares have been repurchased under this program since its inception.  In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase up to $7.5 million of either common shares or convertible debt, whichever is determined to be more advantageous.  Through March 31, 2006, the Company had repurchased only common stock.

Item 5.  Other Information

CIBER, Inc. has been informed by its Chairman, Bobby G. Stevenson, that he has adopted a pre-arranged stock trading plan to systematically sell shares representing approximately 3.5% of his beneficial ownership in CIBER, as disclosed in CIBER’s March 31, 2006 Proxy Statement, per year for four years as part of his individual long-term strategy for asset diversification and liquidity.  Share sales over the life of the plan represent approximately 1.6% of total CIBER shares outstanding as of March 31, 2006.  Transactions under this plan will be disclosed publicly through Form 4 filings, as required by the SEC.

The stock trading plan was adopted in accordance with guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934, and replaces an old plan.  Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they are not in possession of material non-public information.  Using these plans, insiders can gradually diversify their investment portfolios and can spread stock trades over a period of time to reduce market impact.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Reconciliation of Non-GAAP Financial Measures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date: May 8, 2006	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date: May 8, 2006	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer