Form 10-Q
period 2006-06-30
CIBER INC
filed 2006-08-08
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-23488

CIBER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-2046833
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado	80111
(Address of Principal Executive Offices),	(Zip Code)

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

☐ Yes    ☒ No

As of June 30, 2006, there were 61,812,669 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc. and Subsidiaries

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Consulting services	$231,658	$240,383	$462,731	$471,053
Other revenue	9,297	9,585	17,789	20,658
Total revenue	240,955	249,968	480,520	491,711

Cost of consulting services	169,372	176,350	337,285	348,930
Cost of other revenue	5,185	4,281	9,947	10,774
Selling, general and administrative expenses	51,619	54,972	102,727	106,521
Amortization of intangible assets	1,479	1,491	3,059	2,938
Operating income	13,300	12,874	27,502	22,548
Interest income	269	170	586	302
Interest expense	(2,235)	(2,111)	(4,441)	(4,145)
Other income (expense), net	(535)	178	(67)	(210)
Income before income taxes	10,799	11,111	23,580	18,495
Income tax expense	4,207	4,359	9,191	7,293
Net income	$6,592	$6,752	$14,389	$11,202

Earnings per share — basic	$0.11	$0.11	$0.23	$0.18

Earnings per share — diluted	$0.10	$0.11	$0.22	$0.18

Weighted average shares — basic	62,556	61,969	62,602	62,044

Weighted average shares — diluted	72,447	62,393	72,497	62,436

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	June 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$40,661	$32,270
Accounts receivable, net of allowances of $1,218 and $1,966	212,110	219,564
Prepaid expenses and other current assets	17,851	21,042
Income taxes refundable	267	420
Deferred income taxes	4,603	2,973
Total current assets	275,492	276,269

Property and equipment, at cost	60,086	71,064
Less accumulated depreciation and amortization	(34,698)	(45,014)
Property and equipment, net	25,388	26,050

Goodwill	409,703	424,222
Other intangible assets, net	24,708	22,940
Deferred income taxes	913	965
Other assets	8,363	9,653
Total assets	$744,567	$760,099

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,995	$27,871
Accrued compensation and related liabilities	44,371	39,938
Other accrued expenses and liabilities	31,712	38,692
Deferred revenue	14,145	14,818
Bank term loans	2,000	2,200
Income taxes payable	3,887	3,770
Total current liabilities	128,110	127,289

Bank line of credit	42,638	35,514
Other long-term liabilities	503	331
Deferred income taxes	18,779	22,374
Long-term debentures	175,000	175,000
Total liabilities	365,030	360,508

Minority interest	2,930	4,330
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	267,743	268,599
Retained earnings	130,182	139,849
Accumulated other comprehensive income (loss)	(879)	7,939
Treasury stock, 2,658 and 2,892 shares, at cost	(21,086)	(21,773)
Total shareholders’ equity	376,607	395,261
Total liabilities and shareholders’ equity	$744,567	$760,099

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2006
Operating activities:
Net income	$14,389	$11,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,706	5,974
Amortization of intangible assets	3,059	2,938
Deferred income tax expense	1,840	6,950
Stock-based compensation	91	784
Provision for doubtful receivables	303	1,138
Other, net	1,839	(87)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(7,407)	(5,324)
Other current and long-term assets	(103)	(4,394)
Accounts payable	(304)	(4,812)
Accrued compensation and related liabilities	8,539	(5,478)
Other accrued expenses and liabilities	(7,368)	1,306
Income taxes payable/refundable	(1,737)	(376)
Net cash provided by operating activities	18,847	9,821

Investing activities:
Acquisitions, net of cash acquired	(6,559)	(4,832)
Capitalized software development costs	—	(526)
Purchases of property and equipment, net	(4,197)	(5,807)
Net cash used in investing activities	(10,756)	(11,165)

Financing activities:
Employee stock purchases and options exercised	3,145	2,797
Purchases of treasury stock	(4,120)	(5,110)
Borrowings on long-term bank line of credit	169,663	178,926
Payments on long-term bank line of credit	(189,033)	(186,050)
Borrowings on term notes	—	1,600
Payments on term notes	(1,200)	(1,400)
Tax benefits from stock-based compensation	—	163
Minority shareholder capital contribution	271	—
Net cash used in financing activities	(21,274)	(9,074)
Effect of foreign exchange rate changes on cash	(3,056)	2,027
Net decrease in cash and cash equivalents	(16,239)	(8,391)
Cash and cash equivalents, beginning of period	44,446	40,661
Cash and cash equivalents, end of period	$28,207	$32,270

Non-cash activities:
Value of shares and options issued for acquisitions	$186	$—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at January 1, 2006	64,705	$647	$267,743	$130,182	$(879)	$(21,086)	$376,607

Net income	—	—	—	11,202	—	—	11,202
Foreign currency translation	—	—	—	—	8,818	—	8,818
Comprehensive income							20,020
Employee stock purchases and options exercised	—	—	—	(1,516)	—	4,313	2,797
Tax benefit from exercise of stock options	—	—	163	—	—	—	163
Stock compensation expense	—	—	693	(19)	—	110	784
Purchases of treasury stock	—	—	—	—	—	(5,110)	(5,110)
Balances at June 30, 2006	64,705	$647	$268,599	$139,849	$7,939	$(21,773)	$395,261

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2006.

Significant Accounting Policies.  For a description of the our significant accounting policies, see Note 2 (Summary of Significant Accounting Policies) to the Company’s Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Minority Interest.  At June 30, 2006, we owned 95% of the net outstanding shares of Novasoft AG (“Novasoft”).  In addition, we have several international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.  For the six months ended June 30, 2005 and 2006, we recognized minority interest expense of $128,000 and $381,000, respectively.

Our registration with the German court to acquire the remaining 5% of outstanding Novasoft shares became effective on August 4, 2006, making CIBER the holder of 100% of the Novasoft shares.  We still need to provide payment to the former minority shareholders and anticipate those costs will be approximately $4.5-5.0 million.

Foreign Currency Translation.  The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period.  The resulting translation adjustments are included in “accumulated other comprehensive income (loss)” on the balance sheet.  Gains and losses arising from inter-company international transactions are recognized in the period incurred and are included in “other income, net” in the consolidated statement of operations.  We recorded net foreign currency transaction losses of $576,000 for the six months ended June 30, 2005 and net foreign currency transaction gains of $327,000 for the six months ended June 30, 2006.

Recently Issued Accounting Standard.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We will be required to adopt the provisions of FIN 48 on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact on our financial statements of adopting FIN 48.

(2) Earnings Per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), the dilutive effect of our Debentures has been included in our diluted earnings per share calculations in the 2005 periods as further described below.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax cost of interest expense on the Debentures.

Full conversion of the Debentures into shares would require us to issue approximately 12,830,000 shares of our common stock.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  On July 20, 2005, we increased our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of none of the Debentures.  Due to the irrevocable elections mentioned above, our calculations of diluted earnings per share for the three and six month periods ended June 30, 2005 include approximately 8,981,000 shares related to the potential conversion of the Debentures and our calculations of diluted earnings per share for the three and six month periods ended June 30, 2006 do not include any shares related to the potential conversion of the Debentures.

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands, except per share data)
Numerator:
Net income, as reported	$6,592	$6,752	$14,389	$11,202
Interest and amortization expense related to the Debentures, net of related tax effects	661	—	1,321	—
Net income assuming dilution	$7,253	$6,752	$15,710	$11,202
Denominator:
Basic weighted average shares outstanding	62,556	61,969	62,602	62,044
Dilutive effect of Debentures	8,981	—	8,981	—
Dilutive effect of employee stock options	910	424	914	392
Diluted weighted average shares outstanding	72,447	62,393	72,497	62,436

Earnings per share — basic	$0.11	$0.11	$0.23	$0.18
Earnings per share — diluted	$0.10	$0.11	$0.22	$0.18

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 3,592,000 and 6,339,000 for the three months ended June 30, 2005 and 2006, respectively, and 3,559,000 and 6,303,000 for the six months ended June 30, 2005 and 2006, respectively.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$6,592	$6,752	$14,389	$11,202
Foreign currency translation adjustments	(9,172)	6,264	(17,296)	8,818
Comprehensive income (loss)	$(2,580)	$13,016	$(2,907)	$20,020

(4) Acquisitions

During the six months ended June 30, 2006, we acquired two SAP consulting businesses in Europe for a total purchase price of approximately $7.3 million.  Approximately $5.3 million was paid during the current period and approximately $2.0 million is expected to be paid in future annual periods.  The results of the acquired operations have been included in our consolidated financial statements since their respective dates of acquisition and have been combined with our European Operations segment.  We acquired net tangible assets of approximately $1.0 million and recorded intangible assets of approximately $6.3 million.

(5) Goodwill

Our goodwill is assigned to individual segments and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a segment’s carrying amount is greater than its fair value.  As of June 30, 2006, we performed our annual impairment review by business segments, which are the same as our reporting units, and determined that there was no impairment.

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Commercial Solutions	Federal Government Solutions	State & Local Government Solutions	Package Solutions	European Operations	Total
	(In thousands)
Balance at January 1, 2006	$134,099	$74,569	$42,266	$41,356	$117,413	$409,703
Acquisitions	—	—	—	—	6,038	6,038
Adjustments on prior acquisitions	100	—	—	—	—	100
Effect of foreign exchange rate changes	—	—	—	—	8,381	8,381
Balance at June 30, 2006	$134,199	$74,569	$42,266	$41,356	$131,832	$424,222

(6) Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”  The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements.  Such compensation expense is recognized over the requisite service period based on the fair value of the options or rights on the date of grant.

Using the modified-prospective transition method, the compensation cost recognized in the six months ended June 30, 2006, included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the six months ended June 30, 2006 were approximately $692,000 and $601,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the six months ended June 30, 2006 were each $0.01 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.  Share-based compensation cost is recognized in either Cost of Consulting Services or in Selling, General and Administrative Expense, as appropriate, in accordance with SFAS No. 123(R).  For the six months ended June 30, 2006, approximately $438,000 of our share-based compensation cost was recognized in Selling, General and Administrative Expense and the remainder, or approximately $254,000, was recognized in Cost of Consulting Services.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of SFAS No. 123 to share-based compensation for the periods prior to the adoption of SFAS No. 123(R).

		Three Months Ended	Six Months Ended
		June 30, 2005	June 30, 2005
		(In thousands, except per share data)
Net income, as reported		$6,592	$14,389
Deduct: Share-based compensation cost determined under the fair value based method, net of related tax effects		(1,056)	(4,348)
Pro forma net income		$5,536	$10,041

Earnings per share — basic:	As reported	$0.11	$0.23
	Pro forma	$0.09	$0.16

Earnings per share — diluted:	As reported	$0.10	$0.22
	Pro forma	$0.09	$0.16

Our pro forma share-based compensation cost for the six months ended June 30, 2005 was considerably higher than our share-based compensation cost for the six months ended June 30, 2006.  This was primarily related to our acceleration of the vesting on approximately 914,000 employee stock options during the first quarter of 2005.  In addition, at December 31, 2005, substantially all of our outstanding stock options were fully vested and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

Share-Based Plans

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) — On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance bonuses or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of June 30, 2006, there are approximately 1,347,000 shares available for future grants under the 2004 Plan.  We issue stock from treasury for shares delivered under the 2004 Plan.

The 2004 Plan also implements a formula stock option plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors, and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  The 2004 Plan further provides that non-employee directors receive shares of CIBER common stock valued at approximately $2,500 for each Board and Annual Meeting attended.  Effective July 1, 2005, each non-employee director is also paid a $12,500 semi-annual retainer, of which between 50%-100% must be paid in stock, with the percentage to be set by the individual director.  Included in our total share-based compensation costs disclosed below, $90,000 and $91,000 for the six months ended June 30, 2005 and 2006, respectively, represented compensation expense for grants of common stock to non-employee directors.

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

A summary of information with respect to our recorded share-based compensation follows:

	For the Six Months Ended June 30,
	2005	2006
	(In thousands)
Total share-based compensation cost included in net income	$54	$656
Income tax benefit related to share-based compensation included in net income	36	128

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method.  The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.  Expected volatilities are based on historical volatility of our common stock.  The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experiences and expected future changes.   A summary of the assumptions used for options granted during the six months ended June 30, 2006 follows:

Expected life (in years)	3.0-4.5
Expected volatility	39.0%
Risk-free interest rate	4.54%-5.13%
Expected dividend yield	0%
Forfeiture rate	5%

A summary of stock option activity for the six months ended June 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Option in thousands)
Outstanding at January 1, 2006	9,397	$8.10
Granted	618	$6.30
Exercised	(205)	$4.26
Expired or cancelled	(327)	$8.31
Forfeited	(6)	$6.62
Outstanding at June 30, 2006	9,477	$8.06	6.6	$4,560,336

Exercisable at June 30, 2006	8,927	$8.17	6.5	$4,367,572

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $2.37.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended June 30, 2006 was approximately $478,000.

For the six months ended June 30, 2006, cash received from the exercise of stock options was approximately $873,000 and the income tax benefit realized from the exercise of stock options was approximately $163,000.  As of June 30, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan (“ESPP”) — Under our ESPP, which is a nonqualified plan, eligible employees are allowed to purchase shares of our common stock through after-tax payroll deductions at a price equal to 85% of the lesser of the fair market value on the first day of the applicable offering period or on the last day of the respective purchase period.  Each offering period is equal to three months.  Under this plan, substantially all employees may elect to contribute up to $4,000 of their compensation during one calendar year.  A total of 8,750,000 shares of common stock have been authorized for issuance under the ESPP, of which, approximately 1,504,000 shares are available at June 30, 2006 for future issuances.  A summary of the assumptions used to estimate compensation expense related to our ESPP using the Black-Scholes option pricing method during the six months ended June 30, 2006 follows:

Expected life (in years)	0.24
Expected volatility	34.0%
Risk-free interest rate	4.42%
Expected dividend yield	0%

For the six months ended June 30, 2006, the compensation cost related to the ESPP was approximately $344,000.  For the six months ended June 30, 2006 we issued 243,701 shares under our ESPP with a weighted-average grant date fair value of $1.44.

(7) Accrued Lease Costs

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve during the six months ended June 30, 2006, consists of the following (in thousands):

Balance at January 1, 2006	$1,998
Cash payments	(897)
Effect of foreign exchange rate changes	57
Balance at June 30, 2006	$1,158

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

(9) Bank Line of Credit

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.00% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of

CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract.  On June 30, 2006, the bank’s prime rate was 8.25% and our rate for borrowing was 7.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of June 30, 2006.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At June 30, 2006, we had $6.2 million of outstanding letters of credit securing certain financial performance obligations, leaving approximately $18.3 million of remaining borrowing availability under the line of credit.

(10) Financial Instruments

We have numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange rate volatility.  In December 2005, we entered into a one year cross-currency swap arrangement to partially hedge the foreign currency exposure associated with our net investment in certain Euro-based foreign operations (“net investment hedge”).  The notional amount of the swap is €42.0 million/$50.0 million.  During the term of this transaction, we will remit to and receive from the counterparty interest payments equal to three-month EURIBOR plus 0.11% and three-month U.S. LIBOR rates, respectively.  At July 1, 2006, CIBER pays interest at a rate of 3.17% and receives interest at a rate of 5.50% on the notional amount, and such rates are reset quarterly.  These payments will be recorded as an adjustment to our reported interest expense during the periods.  Gains and losses in the net investment in the Company’s subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains related to this net investment hedge, both of which will be recorded within “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.  The recorded fair value of the cross-currency swap was an unrealized loss of approximately $3.8 million at June 30, 2006.  The amount recorded within accumulated other comprehensive income (loss) during the six months ended June 30, 2006 related to this swap decreased shareholders’ equity by approximately $2.3 million.

From time to time, we enter into foreign exchange forward contracts for investment purposes.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.  These foreign exchange forward contracts do not qualify as hedges and, accordingly, gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts are included in “other income, net” in the consolidated statement of operations.  A net gain of $829,000 and a net loss of $157,000 were recorded during the six month periods ended June 30, 2005 and 2006, respectively.

(11) Shareholder’s Equity

Repurchase Program — In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase up to $7.5 million of our common shares and our Debentures, whichever is determined to be more advantageous.  During the six months ended June 30, 2006, we repurchased 800,000 common shares under this program at a cost of approximately $5.1 million.  We did not repurchase any of our Debentures during this period.  At June 30, 2006, there was approximately $1.8 million remaining for future repurchases under this program.

(12) Segment Information

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

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  We exclude the costs of our share-based compensation programs from segment operating income as these expenses are significantly impacted by external factors, including stock market volatility and other valuation assumptions.  Instead share-based compensation costs are recorded as part of our corporate expenses.  Additionally, we do not account for, or report to, our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies found in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following presents financial information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$88,604	$90,672	$176,995	$179,679
Federal Government Solutions	41,733	34,640	83,932	71,152
State & Local Government Solutions	30,787	36,154	61,957	69,051
Package Solutions	26,350	30,335	51,251	58,897
European Operations	54,059	58,925	107,502	114,312
Inter-segment	(578)	(758)	(1,117)	(1,380)
Total revenue	$240,955	$249,968	$480,520	$491,711

Income from operations:
Commercial Solutions	$7,156	$6,775	$14,236	$12,013
Federal Government Solutions	5,179	3,387	10,902	6,947
State & Local Government Solutions	1,622	3,690	3,940	5,642
Package Solutions	2,843	2,196	5,397	5,374
European Operations	2,274	3,187	4,540	5,495
Corporate expenses	(4,295)	(4,870)	(8,454)	(9,985)
Total	14,779	14,365	30,561	25,486
Amortization of intangibles	(1,479)	(1,491)	(3,059)	(2,938)
Operating income	$13,300	$12,874	$27,502	$22,548

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

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Consulting services	96.1%	96.2%	96.3%	95.8%
Other revenue	3.9	3.8	3.7	4.2
Total revenue	100.0	100.0	100.0	100.0

Gross profit — consulting services	26.9	26.6	27.1	25.9
Gross profit — other revenue	44.2	55.3	44.1	47.8
Gross profit — total	27.5	27.7	27.7	26.8
Selling, general and administrative expenses	21.4	22.0	21.3	21.6
Operating income before amortization	6.1	5.7	6.4	5.2
Amortization of intangible assets	0.6	0.5	0.7	0.6
Operating income	5.5	5.2	5.7	4.6
Interest and other expense, net	(1.0)	(0.8)	(0.8)	(0.8)
Income before income taxes	4.5	4.4	4.9	3.8
Income tax expense	1.8	1.7	1.9	1.5
Net income	2.7%	2.7%	3.0%	2.3%

Adoption of Statement of Financial Accounting Standards No. 123(R)

Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method.  The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements.  Such compensation expense is recognized over the requisite service period based on the fair value of the options or rights on the date of grant.

The estimated annual increase in share-based compensation expense for 2006 relating to the adoption of SFAS No. 123(R) is expected to be approximately $1.5 million, or approximately $1.2 million, net of related taxes.  The incremental share-based compensation expense recognized due to the adoption of SFAS No. 123(R) for the three months ended June 30, 2006 was approximately $419,000, or approximately $353,000, net of related taxes.  For the six months ended June 30, 2006, the incremental cost of share-based compensation expense was approximately $692,000, or approximately $601,000, net of related taxes.  As of June 30, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 2.5 years.

On January 1, 2006, substantially all of our outstanding stock options were fully vested due to vesting accelerations that occurred prior to January 1, 2006 and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

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

Segments

The following table sets forth certain operating data for our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$88,604	$90,672	$176,995	$179,679
Federal Government Solutions	41,733	34,640	83,932	71,152
State & Local Government Solutions	30,787	36,154	61,957	69,051
Package Solutions	26,350	30,335	51,251	58,897
European Operations	54,059	58,925	107,502	114,312
Inter-segment	(578)	(758)	(1,117)	(1,380)
Total revenue	$240,955	$249,968	$480,520	$491,711

Income from operations:
Commercial Solutions	$7,156	$6,775	$14,236	$12,013
Federal Government Solutions	5,179	3,387	10,902	6,947
State & Local Government Solutions	1,622	3,690	3,940	5,642
Package Solutions	2,843	2,196	5,397	5,374
European Operations	2,274	3,187	4,540	5,495
Corporate expenses	(4,295)	(4,870)	(8,454)	(9,985)
Total	14,779	14,365	30,561	25,486
Amortization of intangibles	(1,479)	(1,491)	(3,059)	(2,938)
Operating income	13,300	12,874	27,502	22,548
Net interest and other expense	(2,501)	(1,763)	(3,922)	(4,053)
Income before income taxes	10,799	11,111	23,580	18,495
Income tax expense	4,207	4,359	9,191	7,293
Net income	$6,592	$6,752	$14,389	$11,202

Three Months Ended June 30, 2006 as compared to Three Months Ended June 30, 2005

Total revenue for the three months ended June 30, 2006 increased approximately 4% to $250.0 million from $241.0 million for the three months ended June 30, 2005.  Revenue grew organically by approximately 6% quarter over quarter taking into account the August 2005 sale of our IBM staffing business and our July 2005 acquisition of Knowledge Systems, both in our Commercial Solutions segment, as well as two small acquisitions that closed during the current quarter in our European Operations segment.  Organic revenue growth was strongest in our State & Local Government Solutions segment at approximately 17%, as well as our Package Solutions segment, which grew approximately 15%, both compared to the second quarter of 2005.  Offsetting the strong current quarter organic growth in those two segments was a 17% revenue decrease in our Federal Government Solutions segment.  The decrease is due primarily to the loss of a sizeable outsourcing contract, the effects of which were felt beginning in the second half of 2005.   Our average number of billable consultants working during the quarter increased slightly to approximately 7,200 for the three months ended June 30, 2006, compared to approximately 7,150 for the three months ended June 30, 2005.  In addition, average billing rates increased approximately $5 per hour to $80 per hour for the three months ended June 30, 2006, compared to $75 per hour for the three months ended June 30, 2005.  Higher billing rates in our Commercial Solutions segment, which divested its low billing rate IBM staffing business in August of 2005 and continued to migrate toward a project solution based business model, accounted for the majority of the increase.  Other revenue increased over 3% to $9.6 million for the three months ended June 30, 2006 from $9.3 million for the three months ended June 30, 2005 due to comparatively strong product sales in our Commercial Solutions and Package Solutions segments.

In total, our gross profit percentage increased to 27.7% of revenue for the three months ended June 30, 2006 from 27.5% of revenue for the same period of 2005.  Gross profit on other revenue was the primary catalyst for the quarter over quarter gross profit percentage increase, while gross profit on services revenue declined slightly for the same period.  Services gross margin steadily declined during the last nine months of 2005, which was primarily the result of our reliance on higher cost subcontractors, while 2006 has shown consecutive improvements.  Since the fourth quarter of 2005, gross profit as a percentage of services revenue has increased by 200 basis points from 24.6% in the fourth quarter of 2005 to 26.6% for the three months ended June 30, 2006.

As a percentage of sales, selling, general and administrative expenses (“SG&A”) increased by approximately 60 basis points to 22.0% for the three months ended June 30, 2006 compared to 21.4% for the three months ended June 30, 2005.  A number of things contributed to this increase, including severance costs in our State & Local Government Solutions and European Operations segments, higher than expected marketing costs in our Package Solutions segment, and continued investments in our Commercial Solutions segment for our national sales team and CIBERsites, our low cost application development and support centers.

Amortization of intangible assets was comparable at $1.5 million for the three months ended June 30, 2006 and 2005.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Net interest expense totaled approximately $1.9 million for the three months ended June 30, 2006 compared to $2.0 million for the same period of the prior year.  In addition to our outstanding Debentures, our average line of credit balance was approximately $40 million for the three months ended June 30, 2006 compared to approximately $44 million for the three months ended June 30, 2005.  A higher interest rate on our line of credit in 2006 offset the decrease in our average balance outstanding.  Interest income is primarily from cash held in our European subsidiaries.

Other income, net was $178,000 during the three months ended June 30, 2006 compared to other expense, net of $535,000 during the three months ended June 30, 2005.  Other income in 2006 consisted primarily of foreign currency gains of $523,000, offset by minority interest expense of $188,000 and losses on foreign currency forward contracts of $157,000.  Other expense in the second quarter of 2005 consisted primarily of losses due to foreign exchange rate fluctuations of $456,000 and minority interest expense of $66,000.

Our effective tax rate was 39.2% for the three months ended June 30, 2006, and was 39.0% for the same period in 2005.

Six Months Ended June 30, 2006 as compared to Six Months Ended June 30, 2005

Total revenue for the six months ended June 30, 2006, increased 2% to $491.7 million from $480.5 million for the six months ended June 30, 2005.  Revenue grew organically by approximately 6% for the comparative six month periods, taking into account the August 2005 sale of our IBM staffing business and our July 2005 acquisition of Knowledge Systems, both in our Commercial Solutions segment, as well as two small acquisitions that closed during the current quarter in our European Operations segment.  Organic revenue growth was strongest in our Package Solutions segment which grew approximately 15%, as well as our State & Local Government Solutions segment which grew approximately 11%, both compared to the same period of 2005.  Offsetting the strong organic growth in those two segments was a 15% revenue decrease in our Federal Government Solutions segment, due primarily to the lost outsourcing contract mentioned previously.  Our average number of billable consultants decreased less than 1% to approximately 7,110 for the six months ended June 30, 2006 from approximately 7,170 for the six months ended June 30, 2005.  Other revenue increased 16% to $20.7 million for the six months ended June 30, 2006 from $17.8 million for the six months ended June 30, 2005 due to strong demand in our Technology Solutions Practice within our Package Solutions segment.  Other revenue in the Package Solutions segment increased by 46%, to $8.4 million for the six months ended June 30, 2006, from $5.7 million for the same period in 2005.  Our average billing rate increased to approximately $79 per hour for the six months ended June 30, 2006, compared to approximately $75 per hour for the six months ended June 30, 2005.  Higher billing rates in our Commercial Solutions segment accounted for the majority of the increase.

In total, our gross profit percentage decreased to 26.8% of revenue for the six months ended June 30, 2006 compared to 27.7% of revenue for the same period in 2005.  The overall gross profit percentage decrease is due to lower gross profit on services revenue, resulting primarily from a higher percentage of high priced subcontractors in 2006 in our Package Solutions and State & Local Government Solutions segments, and higher gross margins associated with revenue recognized in 2005 on the lost outsourcing contract in our Federal Solutions segment.  Our gross profit percentage on other revenue improved by 370 basis points to 47.8% for the first six months of 2006 from 44.1% for the same period in 2005, due primarily to higher commission percentages earned on increased sales volume in our Technology Solutions Practice within our Package Solutions segment.

As a percentage of sales, SG&A increased approximately 30 basis points to 21.6% for the six months ended June 30, 2006 from 21.3% for the six months ended June 30, 2005, primarily due to higher than normal expenses during the three months ended June 30, 2006, attributed to severance, marketing and professional fees, plus investments in our national sales team and in CIBERsites for the six month period.

Amortization of intangible assets decreased to $2.9 million for the six months ended June 30, 2006 from $3.1 million for the same period last year.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Net interest expense totaled approximately $3.8 million for the six months ended June 30, 2006 compared to $3.9 million for the same period of the prior year.  In addition to our outstanding Debentures, our average line of credit balance was approximately $39 million for the six months ended June 30, 2006 as compared to $46 million for the same period of 2005.  A higher interest rate on our line of credit in 2006 offset the decrease in our average balance outstanding.  Interest income is primarily from cash held in our European subsidiaries.

Other expense, net of $210,000 was recorded during the six months ended June 30, 2006 as compared to $67,000 during the same period of 2005.  The 2006 amount was primarily comprised of minority interest expense of $381,000 and losses on foreign currency forward contracts of $157,000, offset by foreign currency gains of $327,000.  The 2005 amount was primarily comprised of gains on foreign currency forward contracts of $830,000, offset by foreign currency losses of $576,000, minority interest expense of $128,000 and investment losses of $150,000.

Our effective tax rate was 39.4% and 39.0% for the six month periods ended June 30, 2006 and 2005, respectively.

Segments

Commercial Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$87,123	$89,153	$174,256	$175,614
Other revenue	1,481	1,519	2,739	4,065
Total revenue	88,604	90,672	176,995	179,679
Gross profit-consulting services	23,270	24,758	46,639	47,044
Gross profit-other revenue	217	89	403	343
Gross profit-total	23,487	24,847	47,042	47,387
SG&A total	16,331	18,072	32,806	35,374
Operating income	7,156	6,775	14,236	12,013

Gross profit percentage-consulting services	26.7%	27.8%	26.8%	26.8%
Gross profit percentage-other revenue	14.7%	5.9%	14.7%	8.4%
Gross profit percentage-total	26.5%	27.4%	26.6%	26.4%
SG&A percentage	18.4%	19.9%	18.5%	19.7%
Operating income percentage	8.1%	7.5%	8.0%	6.7%

Average hourly billing rate	$63	$68	$63	$68
Consultant utilization	93%	92%	93%	91%
Average billable headcount	2,875	2,925	2,915	2,865

Commercial Solutions (“Commercial”) total revenue increased approximately 2% for both the three and six months ended June 30, 2006, compared to the same periods of the prior year.  Commercial revenue increased despite the August 2005 sale of our IBM staffing operation, which contributed revenue of approximately $5.0 million and $12.0 million for the three and six months ended June 30, 2005, respectively.  Absent the sale, and taking into account our July 2005 acquisition of Knowledge Systems, organic growth was approximately 8% and 9% for the three and six  month periods ended June 30, 2006, respectively, both compared to the same periods in 2005.  A healthy demand environment combined with a more mature CIBERsites offering, contributed to the increase.  An increase in the average hourly billing rate, due mainly to the absence of our IBM staffing operation, which carried a lower average billing rate, was offset by lower utilization resulting from a higher percentage of project-based business.  Other revenue in the Commercial segment increased 48% in the first six months of 2006 compared to the same period of 2005 due to an increase in lower margin hardware sales.

Gross profit percentage on services revenue increased by 110 basis points to 27.8% for the three months ended June 30, 2006 compared to 26.7% for the three months ended June 30, 2005, and was flat at 26.8% between the six month periods ended June 30, 2006 and 2005.  Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, decreased by 630 basis points for the six months ended June 30, 2006 compared to the same period in 2005.  The 2005 gross profit percentage on other revenue was unusually high due to gross profit associated with a single product sale, and, as a result, the 2006 gross profit percentage on other revenue is comparable with our expectations.

The Commercial segment’s operating income percentage declined to 7.5% and 6.7% for the three and six months ended June 30, 2006, respectively, compared to 8.1% and 8.0% for the three and six months ended June 30, 2005, respectively, due to the previously discussed gross profit declines on other revenue combined with higher SG&A costs.  The higher SG&A costs are due to the investment we are making in CIBERsites, our low-cost application development and support centers, and to a lesser extent, investments made in a newly formed national sales team focused on selling large outsourcing engagements.

Federal Government Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$41,733	$34,640	$83,932	$71,152
Other revenue	—	—	—	—
Total revenue	41,733	34,640	83,932	71,152
Gross profit-consulting services	9,795	7,870	19,891	15,797
Gross profit-other revenue	—	—	—	—
Gross profit-total	9,795	7,870	19,891	15,797
SG&A total	4,616	4,483	8,989	8,850
Operating income	5,179	3,387	10,902	6,947

Gross profit percentage-consulting services	23.5%	22.7%	23.7%	22.2%
Gross profit percentage-other revenue	—%	—%	—%	—%
Gross profit percentage-total	23.5%	22.7%	23.7%	22.2%
SG&A percentage	11.1%	12.9%	10.7%	12.4%
Operating income percentage	12.4%	9.8%	13.0%	9.8%

Average hourly billing rate	$49	$49	$50	$49
Consultant utilization	93%	92%	93%	90%
Average billable headcount	1,800	1,540	1,800	1,555

Federal Government Solutions (“Federal”) revenue decreased approximately 17% and 15% during the three and six month periods ended June 30, 2006, respectively, compared to the same periods of 2005.  The decrease is due primarily to the loss of a large outsourcing contract in the second half of 2005.  Loss of this contract resulted in a revenue decrease of approximately $5.0 million for the three months ended June 30, 2006 and $10.0 million for the six months ended June 30, 2006 compared to the same periods of 2005.  Additionally, the Federal segment recognized revenue of approximately $1.0 million in the first six months of 2005 on harbor management-related projects and, due to funding delays, recognized no revenue from this vertical during the first six months of 2006.

Gross profit percentage in the Federal segment decreased by 80 and 150 basis points for the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005.  Loss of the revenue on the outsourcing contract mentioned above, which contributed higher than average gross profit, accounted for the majority of the gross profit percentage decrease.

The Federal segment’s operating income percentage declined to 9.8% for the three and six months ended June 30, 2006 compared to 12.4% and 13.0% for the three and six months ended June 30, 2005, respectively, due to the previously discussed gross profit decline combined with higher SG&A costs as a percentage of revenue.  SG&A expenses as a percentage of revenue, increased to 12.9% and 12.4% for the three and six months ended June 30, 2006, respectively, compared to 11.1% and 10.7% for the three and six months ended June 30, 2005, respectively.

Though SG&A as a percentage of revenue increased, SG&A dollars decreased 3% and 2% for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005.  SG&A expense did not decrease at the same rate that revenue declined as sales and deal pursuit efforts intensified in an attempt to replace the lost outsourcing and lower maritime revenue.

State & Local Government Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$30,060	$35,283	$60,174	$67,228
Other revenue	727	871	1,783	1,823
Total revenue	30,787	36,154	61,957	69,051
Gross profit-consulting services	7,896	9,558	16,232	16,723
Gross profit-other revenue	40	66	153	155
Gross profit-total	7,936	9,624	16,385	16,878
SG&A total	6,314	5,934	12,445	11,236
Operating income	1,622	3,690	3,940	5,642

Gross profit percentage-consulting services	26.3%	27.1%	27.0%	24.9%
Gross profit percentage-other revenue	5.5%	7.6%	8.6%	8.5%
Gross profit percentage-total	25.8%	26.6%	26.4%	24.4%
SG&A percentage	20.5%	16.4%	20.1%	16.3%
Operating income percentage	5.3%	10.2%	6.4%	8.2%

Average hourly billing rate	$71	$74	$71	$73
Consultant utilization	90%	91%	91%	88%
Average billable headcount	950	1,065	940	1,040

State & Local Government Solutions (“State & Local”) revenue increased by approximately 17% for the three months ended June 30, 2006 compared to the same period in 2005 and by 11% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  Incremental revenue associated with project revenue from the City of New Orleans that began in June of 2005 and Pennsylvania Turnpike Commission that began in April of 2006, accounted for the majority of the revenue increase.

The consulting services gross profit percentage in our State & Local segment for the three months ended June 30, 2006 increased to 27.1% from 26.3% for the three months ended June 30, 2005; however, for the six months ended June 30, 2006 consulting services gross profit percentage was 24.9% compared to 27.0% for the six months ended June 30, 2005.  Dependence on high-priced subcontractors and lower productivity for the three months ended March 31, 2006, accounted for the majority of the six month gross profit percentage decline, while a lesser dependence on subcontractors, better margins on new projects and higher productivity for the three months ended June 30, 2006, accounted for the gross profit percentage improvement for the current quarter.

Operating income as a percentage of revenue increased significantly to 10.2% for the three months ended June 30, 2006 compared to 5.3% for the three months ended June 30, 2005.  Operating income as a percentage of revenue also increased for the six months ended June 30, 2006 to 8.2% compared to 6.4% for the same period in 2005.  These percentages were significantly impacted by an improvement in SG&A costs as a percentage of revenue, which improved by over 380 basis points for both the three and six month periods ended June 30, 2006 compared to the same periods in 2005.   This improvement was the result of cost cutting efforts within the segment.

Package Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$23,481	$26,018	$45,509	$50,503
Other revenue	2,869	4,317	5,742	8,394
Total revenue	26,350	30,335	51,251	58,897
Gross profit-consulting services	6,963	5,775	13,587	11,799
Gross profit-other revenue	1,751	2,865	3,548	5,694
Gross profit-total	8,714	8,640	17,135	17,493
SG&A total	5,871	6,444	11,738	12,119
Operating income	2,843	2,196	5,397	5,374

Gross profit percentage-consulting services	29.7%	22.2%	29.9%	23.4%
Gross profit percentage-other revenue	61.0%	66.4%	61.8%	67.8%
Gross profit percentage-total	33.1%	28.5%	33.4%	29.7%
SG&A percentage	22.3%	21.2%	22.9%	20.6%
Operating income percentage	10.8%	7.2%	10.5%	9.1%

Average hourly billing rate	$144	$146	$147	$146
Consultant utilization	79%	79%	77%	80%
Average billable headcount	425	485	415	485

Package Solutions (“Package”) revenue for the three and six months ended June 30, 2006 increased by approximately 15% compared to the three and six months ended June 30, 2005.  The 2006 revenue increase was all organic growth resulting from a very robust demand environment and an increased emphasis in our relationship with SAP.  Other revenue is derived from our Technology Solutions Practice and represents commissions on the resale of third-party IT hardware products.  For the three and six months ended June 30, 2006, other revenue increased by approximately 50% and 46%, respectively, compared to the same periods of 2005.  Heavy demand for high-end servers, along with computer hardware sold in conjunction with customer enterprise package software implementations, accounted for much of the increase.

Overall gross profit percentage in the Package segment decreased to 28.5% and 29.7% for the three and six months ended June 30, 2006, respectively, compared to 33.1% and 33.4% for the three and six months periods ended June 30, 2005, respectively.  Gross profit on services revenue accounted for the entire decrease, declining by 750 basis points in the current quarter and 650 basis points in the current six month period.  Higher employee labor costs, use of a greater percentage of higher-priced subcontractors, plus unexpected costs associated with projects coming to an end, accounted for the majority of the services gross profit percentage decline.  Gross profit on other revenue, which consists of commission dollars earned on the resale of certain hardware products, improved by 600 basis points to 67.8% for the first six months of 2006 compared to 61.8% for the first six months of 2005.  The increase relates to higher commission percentage thresholds being reached on higher revenue volumes.

SG&A expenses decreased as a percentage of revenue for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005; however, it was not enough to offset the decrease in the gross profit percentages on services and the result was a decrease in operating income as a percentage of revenue to 7.2% for the three months ended June 30, 2006 compared to 10.8% for the three months ended June 30, 2005, and a decrease to 9.1% for the six months ended June 30, 2006 compared to 10.5% for the six months ended June 30, 2005.

European Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$49,838	$56,047	$99,978	$107,935
Other revenue	4,221	2,878	7,524	6,377
Total revenue	54,059	58,925	107,502	114,312
Gross profit-consulting services	14,362	16,205	29,273	31,008
Gross profit-other revenue	2,102	2,283	3,735	3,697
Gross profit-total	16,464	18,488	33,008	34,705
SG&A total	14,190	15,301	28,468	29,210
Operating income	2,274	3,187	4,540	5,495

Gross profit percentage-consulting services	28.8%	28.9%	29.3%	28.7%
Gross profit percentage-other revenue	49.8%	79.3%	49.6%	58.0%
Gross profit percentage-total	30.5%	31.4%	30.7%	30.4%
SG&A percentage	26.3%	26.0%	26.5%	25.6%
Operating income percentage	4.2%	5.4%	4.2%	4.8%

Average hourly billing rate	$127	$130	$126	$129
Consultant utilization	69%	70%	70%	71%
Average billable headcount	1,100	1,185	1,100	1,165

Our European Operations (“European”) segment revenue increased by approximately 9% and 6% for the three and six months ended June 30, 2006 compared to the same periods in the prior year.  Our acquisition of two small, SAP firms in the quarter, one in Norway and the other in Germany, contributed approximately $1.0 million of incremental revenue for the three and six month periods ended June 30, 2006.  Changes in foreign currency rates had very little impact on the three month comparative numbers, but for the six months ended June 30, 2006 reduced revenue by approximately $4.4 million compared to the same period in 2005.  Adjusting for acquisitions and foreign currency effects, organic growth was approximately 7% for the three months ended June 30, 2006, and 10% for the six months ended June 30, 2006, both compared to the same periods in 2005.  Strong revenue growth in our Netherlands and Sweden-based operations accounted for the majority of the revenue increase.

Overall gross profit percentage in the European segment increased by 90 basis points for the current quarter to 31.4% compared to 30.5% for the same quarter of 2005, but declined by 30 basis points to 30.4% for the six months ended June 30, 2006 from 30.7% for the same period of 2005.  Gross profit on consulting services accounted for all of the six month decline, falling by 60 basis points to 28.7% for the six months ended June 30, 2006, compared to 29.3% for the same period in 2005.  The use of high-priced subcontractors in our German operation and expected lower gross profit in our Netherlands operation associated with a new staffing subsidiary, accounted for the majority of the services gross profit percentage decline.  Partially offsetting this decline was an improvement in the gross profit percentage in our Denmark operation, which experienced significant losses on two fixed-price projects in 2005 and had limited losses on those two engagements in 2006.  The gross profit percentage on Europe’s other revenue increased to 79.3% for the current quarter of 2006 and 58.0% for the six months ended June 30, 2006, compared to 49.8% and 49.6% for the three and six months ended June 30, 2005, respectively.  The percentage increase relates to higher commission percentage thresholds being reached on higher revenue volumes.

SG&A expenses decreased as a percentage of revenue for the three and six months ended June 30, 2006 compared to the same periods of 2005, due to operating leverage achieved on higher revenue volumes.  SG&A expense dollars increased, but at a lower rate than revenue.  The decrease in SG&A as a percentage of revenue translated into improved operating income percentage results.  Operating income as percentage of revenue increased to 5.4% for the three months ended June 30, 2006 compared to 4.2% for the three months ended June 30, 2005 and improved by 60 basis points to 4.8% for the six months ended June 30, 2006 from 4.2% for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had $149.0 million of working capital and a current ratio of 2.2: 1.  Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance our ongoing operations as well as business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next 12 months.

	Six Months Ended June 30,
	2005	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$18,847	$9,821
Investing activities	(10,756)	(11,165)
Financing activities	(21,274)	(9,074)
Effect of foreign exchange rates on cash	(3,056)	2,027
Net decrease in cash and equivalents	$(16,239)	$(8,391)

Our balance of cash and cash equivalents was $32.3 million at June 30, 2006, compared to a balance of $40.7 million at December 31, 2005.  At both June 30, 2006 and December 31, 2005, substantially all of our cash balance was maintained by our European subsidiaries, of which approximately $16.7 million at June 30, 2006 was held by our Novasoft subsidiary.  Until we acquire 100% ownership of Novasoft, our use of Novasoft’s cash, outside of their business opportunities or needs, is limited under German corporation law.  Our registration with the German court to acquire the remaining 5% of outstanding Novasoft shares became effective on August 4, 2006, making CIBER the holder of 100% of the Novasoft shares.  We still need to provide payment to the former minority shareholders and anticipate those costs will be approximately $4.5-5.0 million.

Total accounts receivable increased to $219.6 million at June 30, 2006 from $212.1 million at December 31, 2005, primarily due to a revenue increase, and to a lesser extent, a weakening of the U.S. dollar against the Euro and British pound, which caused our European accounts receivable balances to translate into more U.S. dollars.  Total accounts receivable day’s sales outstanding (“DSO”) was 75 days on June 30, 2006, compared to 76 days at December 31, 2005.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  At June 30, 2006, we had approximately $12 million of outstanding accounts receivable from the City of New Orleans (the “City”).  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  However, we have collected approximately $3 million from the City since June 30, 2006, and we are working diligently with the City and FEMA on a process that will improve collections going forward.    Based on our communications with the City, we continue to expect to collect the balance in full.

Accrued compensation and related liabilities were $39.9 million at June 30, 2006, and $44.4 million at December 31, 2005.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At both June 30, 2006 and December 31, 2005 there were 5 days of accrued compensation.  The decrease in accrued compensation and related liabilities was related to the timing of tax payments made.  At June 30, 2006, there was no accrual for taxes payable as the payments had been made previously, whereas at December 31, 2005, the accrual for taxes payable was approximately $5.2 million.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $4.8 million for acquisitions during the six months ended June 30, 2006 compared to $6.6 million during the same time period in 2005.  Spending on property and equipment increased to $5.8 million during the six months ended June 30, 2006 from $4.2 million in 2005 as we made additional investments in client project-related assets.

In 2006 and 2005, our financing activities were primarily comprised of cash used for the repayment of our line of credit and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  We purchased $5.1 million and $4.1 million of treasury stock during the six months ended June 30, 2006 and 2005, respectively.  At June 30, 2006, we had authorization for the repurchase of an additional $1.8 million of common stock or convertible debt under our current repurchase plan.  We may continue to use cash to repurchase our common stock and our convertible debt, whichever is more advantageous.  The cash provided by sales of stock under our employee stock purchase plan and options exercised decreased to $2.8 million during the six months ended June 30, 2006 compared to $3.1 million during the six months ended June 30, 2005.

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

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2007.  As of June 30, 2006, we had $35.5 million of outstanding borrowings under this line of credit.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.00% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On June 30, 2006, the bank’s prime rate was 8.25% and our rate for borrowing was 7.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.25% to 0.50%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of June 30, 2006.  Certain elements of these ratios are defined below.

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

Recently Issued Accounting Standard

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We will be required to adopt the provisions of FIN 48 on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact on our financial statements of adopting FIN 48.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2006, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2005, see “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of June 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our common stock made during the three months ended June 30, 2006.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)

April 2006	115,000	$6.78	115,000	$3,785,076
May 2006	170,000	6.64	170,000	$2,657,035
June 2006	140,000	6.19	140,000	$1,790,258
Total	425,000	$6.53	425,000

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In total as of June 30, 2006, 12,279,154 shares have been repurchased under this program since its inception.  In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase up to $7.5 million of either common shares or convertible debt, whichever is determined to be more advantageous.  Through June 30, 2006, the Company had repurchased only common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of CIBER, Inc. held on May 2, 2006, the following matters were voted upon with the results indicated below.

Election of three Class III Directors to serve as members of the Board of Directors for a term of three years, or until their successors have been duly elected and qualified.

	In Favor	Withheld
Paul A. Jacobs	56,860,391	1,688,135
Archibald J. McGill	57,047,964	1,520,562
George A. Sissel	57,232,709	1,335,817

Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors.

In Favor	Withheld	Abstain
58,274,401	269,958	24,166

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
99.1	Reconciliation of Non-GAAP Financial Measures		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	August 8, 2006	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	August 8, 2006	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer