Form 10-Q
period 2006-09-30
CIBER INC
filed 2006-11-07
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

As of September 30, 2006, there were 61,762,195 shares of the Registrant’s common stock ($0.01 par value) outstanding.

CIBER, Inc. and Subsidiaries

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Consulting services	$228,927	$235,128	$691,658	$706,181
Other revenue	8,458	11,490	26,247	32,148
Total revenue	237,385	246,618	717,905	738,329

Cost of consulting services	169,133	173,666	506,418	522,596
Cost of other revenue	5,162	7,021	15,109	17,795
Selling, general and administrative expenses	50,306	54,070	153,033	160,591
Amortization of intangible assets	1,454	1,592	4,513	4,530
Operating income	11,330	10,269	38,832	32,817
Interest income	165	149	751	451
Interest expense	(2,204)	(1,971)	(6,645)	(6,116)
Other income, net	505	353	438	143
Income before income taxes	9,796	8,800	33,376	27,295
Income tax expense	3,035	2,728	12,226	10,021
Net income	$6,761	$6,072	$21,150	$17,274

Earnings per share – basic	$0.11	$0.10	$0.34	$0.28

Earnings per share – diluted	$0.11	$0.10	$0.32	$0.28

Weighted average shares – basic	62,576	61,810	62,593	61,966

Weighted average shares – diluted	65,341	62,234	70,111	62,369

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	September 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$40,661	$24,316
Accounts receivable, net of allowances of $1,218 and $2,629	212,110	225,310
Prepaid expenses and other current assets	17,851	19,632
Income taxes refundable	267	356
Deferred income taxes	4,603	5,443
Total current assets	275,492	275,057

Property and equipment, at cost	60,086	73,551
Less accumulated depreciation and amortization	(34,698)	(47,776)
Property and equipment, net	25,388	25,775

Goodwill	409,703	425,892
Other intangible assets, net	24,708	22,331
Deferred income taxes	913	1,076
Other assets	8,363	10,289
Total assets	$744,567	$760,420

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,995	$26,240
Accrued compensation and related liabilities	44,371	47,561
Other accrued expenses and liabilities	31,712	38,442
Deferred revenue	14,145	14,405
Bank term loans – current portion	2,000	523
Income taxes payable	3,887	5,396
Total current liabilities	128,110	132,567

Bank line of credit	42,638	22,793
Bank term loans – long-term portion	—	1,214
Other long-term liabilities	503	241
Deferred income taxes	18,779	25,354
Long-term debentures	175,000	175,000
Total liabilities	365,030	357,169

Minority interest	2,930	1,367
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	267,743	268,941
Retained earnings	130,182	145,525
Accumulated other comprehensive income (loss)	(879)	8,667
Treasury stock, 2,658 and 2,943 shares, at cost	(21,086)	(21,896)
Total shareholders’ equity	376,607	401,884
Total liabilities and shareholders’ equity	$744,567	$760,420

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating activities:
Net income	$21,150	$17,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,476	9,251
Amortization of intangible assets	4,513	4,530
Deferred income tax expense	4,732	7,045
Stock-based compensation	109	1,174
Provision for doubtful receivables	653	2,048
Other, net	1,442	170
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(9,614)	(12,010)
Other current and long-term assets	(1,306)	(4,076)
Accounts payable	(3,824)	(6,422)
Accrued compensation and related liabilities	4,901	2,264
Other accrued expenses and liabilities	(2,563)	899
Income taxes payable/refundable	(3,391)	1,515
Net cash provided by operating activities	25,278	23,662

Investing activities:
Acquisitions, net of cash acquired	(9,567)	(9,854)
Sale of IBM staffing operation	1,000	280
Capitalized software development costs	(1,618)	(845)
Purchases of property and equipment, net	(8,736)	(7,830)
Net cash used in investing activities	(18,921)	(18,249)

Financing activities:
Employee stock purchases and options exercised	4,251	3,825
Purchases of treasury stock	(5,986)	(6,731)
Borrowings on long-term bank line of credit	277,612	268,546
Payments on long-term bank line of credit	(286,959)	(288,391)
Borrowings on term notes	—	1,602
Payments on term notes	(1,800)	(1,800)
Tax benefits from stock-based compensation	—	189
Minority shareholder capital contribution	271	16
Net cash used in financing activities	(12,611)	(22,744)
Effect of foreign exchange rate changes on cash	(3,097)	986
Net decrease in cash and cash equivalents	(9,351)	(16,345)
Cash and cash equivalents, beginning of period	44,446	40,661
Cash and cash equivalents, end of period	$35,095	$24,316

Non-cash activities:
Value of shares and options issued for acquisitions	$186	$—

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balances at January 1, 2006	64,705	$647	$267,743	$130,182	$(879)	$(21,086)	$376,607
Net income	—	—	—	17,274	—	—	17,274
Foreign currency translation	—	—	—	—	9,546	—	9,546
Comprehensive income							26,820
Employee stock purchases and options exercised	—	—	—	(1,901)	—	5,726	3,825
Tax benefit from exercise of stock options	—	—	189	—	—	—	189
Stock compensation expense	—	—	1,009	(30)	—	195	1,174
Purchases of treasury stock	—	—	—	—	—	(6,731)	(6,731)
Balances at September 30, 2006	64,705	$647	$268,941	$145,525	$8,667	$(21,896)	$401,884

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2006.

Significant Accounting Policies.  For a description of our significant accounting policies, see Note 2 (Summary of Significant Accounting Policies) to the Company’s Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Minority Interest.  On August 4, 2006, our registration with the German court to acquire the remaining 5% of the net outstanding shares of Novasoft AG (“Novasoft”) became effective, making CIBER the holder of 100% of the Novasoft shares.

We have several international subsidiaries that continue to have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.

For the nine months ended September 30, 2005 and 2006, we recognized minority interest expense of $250,000 and $489,000, respectively.

Foreign Currency Fluctuations.  The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period.  The resulting translation adjustments are included in “accumulated other comprehensive income (loss)” on the balance sheet.  Gains and losses arising from inter-company international transactions are recognized in the period incurred and are included in “other income, net” in the consolidated statement of operations.  We recorded net foreign currency transaction losses of $830,000 for the nine months ended September 30, 2005, and net foreign currency transaction gains of $572,000 for the nine months ended September 30, 2006.

Recently Issued Accounting Standard.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We will be required to adopt the provisions of FIN No. 48 on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact on our financial statements of adopting FIN No. 48.

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

Full conversion of the Debentures into shares would require us to issue approximately 12,830,000 shares of our common stock.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  On July 20, 2005, we increased our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of none of the Debentures.  Due to the irrevocable elections mentioned above, our calculations of diluted earnings per share for the three and nine month periods ended September 30, 2005, include approximately 1,952,000 and 6,638,000 shares, respectively, related to the potential conversion of the Debentures, and our calculations of diluted earnings per share for the three and nine month periods ended September 30, 2006, do not include any shares related to the potential conversion of the Debentures.

Our computation of earnings per share – basic and diluted is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands, except per share data)
Numerator:
Net income, as reported	$6,761	$6,072	$21,150	$17,274
Interest and amortization expense related to the Debentures, net of related tax effects	144	—	1,465	—
Net income assuming dilution	$6,905	$6,072	$22,615	$17,274
Denominator:
Basic weighted average shares outstanding	62,576	61,810	62,593	61,966
Dilutive effect of Debentures	1,952	—	6,638	—
Dilutive effect of employee stock options	813	424	880	403
Diluted weighted average shares outstanding	65,341	62,234	70,111	62,369

Earnings per share – basic	$0.11	$0.10	$0.34	$0.28
Earnings per share – diluted	$0.11	$0.10	$0.32	$0.28

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 3,790,000 and 5,809,000 for the three months ended September 30, 2005 and 2006, respectively, and 3,636,000 and 6,289,000 for the nine months ended September 30, 2005 and 2006, respectively.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$6,761	$6,072	$21,150	$17,274
Foreign currency translation adjustments	(2,791)	728	(20,087)	9,546
Comprehensive income (loss)	$3,970	$6,800	$1,063	$26,820

(4) Acquisitions

During the second quarter of 2006, we acquired two SAP consulting businesses in Europe for a total purchase price of approximately $7.3 million.  Approximately $5.3 million has been paid during the current year and approximately $2.0 million is expected to be paid in future annual periods.  The results of the acquired operations have been included in our consolidated financial statements since their respective dates of acquisition and have been combined with our European Operations segment.  We acquired net tangible assets of approximately $1.0 million and recorded intangible assets of approximately $6.3 million.

During the third quarter of 2006, we acquired the remaining 5% of the net outstanding shares of Novasoft for consideration of approximately $4.7 million, bringing our total ownership percentage to 100%.  We also incurred approximately $250,000 for additional expenses related to this final acquisition.  This increased our goodwill balance by approximately $1.9 million.

(5) Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows:

	Commercial Solutions	Federal Government Solutions	State & Local Government Solutions	Package Solutions	European Operations	Total
	(In thousands)
Balance at January 1, 2006	$134,099	$74,569	$42,266	$41,356	$117,413	$409,703
Acquisitions	—	—	—	—	5,476	5,476
Acquisition of remaining Novasoft shares	—	—	—	—	1,855	1,855
Adjustments on prior acquisitions	149	(136)	(46)	—	(33)	(66)
Effect of foreign exchange rate changes	—	—	—	—	8,924	8,924
Balance at September 30, 2006	$134,248	$74,433	$42,220	$41,356	$133,635	$425,892

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

Using the modified-prospective transition method, the compensation cost recognized in the nine months ended September 30, 2006, included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the nine months ended September 30, 2006, were approximately $1.0 million and $862,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the nine months ended September 30, 2006, were each $0.01 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.  Share-based compensation cost is recognized in either Cost of Consulting Services or in Selling, General and Administrative Expense, as appropriate, in accordance with SFAS No. 123(R).  For the nine months ended September 30, 2006, approximately $642,000 of our share-based compensation cost was recognized in Selling, General and Administrative Expense and the remainder, or approximately $367,000, was recognized in Cost of Consulting Services.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of SFAS No. 123 to share-based compensation for the periods prior to the adoption of SFAS No. 123(R).

		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005
		(In thousands, except per share data)
Net income, as reported		$6,761	$21,150
Deduct: Share-based compensation cost determined under the fair value based method, net of related tax effects		(1,016)	(5,364)
Pro forma net income		$5,745	$15,786

Earnings per share – basic:	As reported	$0.11	$0.34
	Pro forma	$0.09	$0.25

Earnings per share – diluted:	As reported	$0.11	$0.32
	Pro forma	$0.09	$0.24

Our pro forma share-based compensation cost for the nine months ended September 30, 2005, was considerably higher than our share-based compensation cost for the nine months ended September 30, 2006.  This was primarily related to our acceleration of the vesting on approximately 926,000 employee stock options during the nine months ended September 30, 2005.  In addition, at December 31, 2005, substantially all of our outstanding stock options were fully vested and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

Share-Based Plans

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) – On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance bonuses or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of September 30, 2006, there are approximately 1,271,000 shares available for future grants under the 2004 Plan.  We issue stock from treasury for shares delivered under the 2004 Plan.

The 2004 Plan also implements a formula stock option plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors, and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  The 2004 Plan further provides that non-employee directors receive shares of CIBER common stock valued at approximately $2,500 for each Board and Annual Meeting attended.  Effective July 1, 2005, each non-employee director is also paid a $12,500 semi-annual retainer, of which between 50%-100% must be paid in stock, with the percentage to be set by the individual director.  Included in our total share-based compensation costs disclosed below, $108,000 and $165,000 for the nine months ended September 30, 2005 and 2006, respectively, represented compensation expense for grants of common stock to non-employee directors.

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

A summary of information with respect to our recorded share-based compensation follows:

	For the Nine Months Ended September 30,
	2005	2006
	(In thousands)
Total share-based compensation cost included in net income	$65	$961
Income tax benefit related to share-based compensation included in net income	43	213

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method.  The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.  Expected volatilities are based on historical volatility of our common stock.  The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experiences and expected future changes.   A summary of the assumptions used for options granted during the nine months ended September 30, 2006, follows:

Expected life (in years)	3.0-4.5
Expected volatility	36.00%-39.00%
Risk-free interest rate	4.54%-5.13%
Expected dividend yield	0%
Forfeiture rate	5%

A summary of stock option activity for the nine months ended September 30, 2006, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Options in thousands)
Outstanding at January 1, 2006	9,397	$8.10
Granted	768	$6.35
Exercised	(271)	$4.55
Expired or cancelled	(661)	$9.45
Forfeited	(12)	$6.44
Outstanding at September 30, 2006	9,221	$7.96	6.4	$4,629,020

Exercisable at September 30, 2006	8,539	$8.09	6.3	$4,413,493

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006, was $2.37.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended September 30, 2006, was approximately $558,000.

For the nine months ended September 30, 2006, cash received from the exercise of stock options was approximately $1.2 million and the income tax benefit realized from the exercise of stock options was approximately $189,000.  As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan (“ESPP”) – Under our ESPP, which is a nonqualified plan, eligible employees are allowed to purchase shares of our common stock through after-tax payroll deductions at a price equal to 85% of the lesser of the fair market value on the first day of the applicable offering period or on the last day of the respective purchase period.  Each offering period is equal to three months.  Under this plan, substantially all employees may elect to contribute up to $4,000 of their compensation during one calendar year.  A total of 8,750,000 shares of common stock have been authorized for issuance under the ESPP, of which, approximately 1,416,000 shares are available at September 30, 2006, for future issuances.  A summary of the assumptions used to estimate compensation expense related to our ESPP using the Black-Scholes option pricing method during the nine months ended September 30, 2006, follows:

Expected life (in years)	0.24
Expected volatility	30.00%-34.00%
Risk-free interest rate	4.16%-5.08%
Expected dividend yield	0%

For the nine months ended September 30, 2006, we issued 331,435 shares under our ESPP and the related compensation cost was approximately $467,000.

(7) Accrued Lease Costs

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve during the nine months ended September 30, 2006, consists of the following (in thousands):

Balance at January 1, 2006	$1,998
Cash payments	(1,315)
Effect of foreign exchange rate changes	57
Balance at September 30, 2006	$740

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.   The conversion price is subject to adjustment in certain circumstances.  On January 4, 2005, we made an irrevocable election to settle in cash and not in shares, not less than 30% of the principal amount of the Debentures surrendered for conversion.  On July 20, 2005, we increased our irrevocable election to settle in cash and not in shares 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock. Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013, and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.

(9) Bank Line of Credit

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2008.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract.  On September 30, 2006, the bank’s prime rate was 8.25% and our rate for borrowing was 7.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of September 30, 2006.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At September 30, 2006, we had $6.2 million of outstanding letters of credit securing certain financial performance obligations, leaving approximately $31.0 million of remaining borrowing availability under the line of credit.

(10) Financial Instruments

We have numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange rate volatility.  In December 2005 we entered into a one year cross-currency swap arrangement to partially hedge the foreign currency exposure associated with our net investment in certain Euro-based foreign operations (“net investment hedge”).  The notional amount of the swap is €42.0 million/$50.0 million.  During the term of this transaction, we will remit to and receive from the counterparty interest payments equal to three-month EURIBOR plus 0.11% and three-month U.S. LIBOR rates, respectively.  At October 1, 2006, CIBER pays interest at a rate of 3.49% and receives interest at a rate of 5.37% on the notional amount, and such rates are reset quarterly.  These payments will be recorded as an adjustment to our reported interest expense during the periods.  Gains and losses in the net investment in the Company’s subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains related to this net investment hedge, both of which will be recorded within “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.  The recorded fair value of the cross-currency swap was an unrealized loss of approximately $3.3 million at September 30, 2006.  The amount recorded within accumulated other comprehensive income (loss) during the nine months ended September 30, 2006, related to this swap decreased shareholders’ equity by approximately $2.0 million, net of tax effects.

From time to time, we enter into foreign exchange forward contracts for investment purposes.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.  These foreign exchange forward contracts do not qualify as hedges and, accordingly, gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts are included in “other income, net” in the consolidated statement of operations.  A net gain of $676,000 and a net loss of $199,000 were recorded during the nine month periods ended September 30, 2005 and 2006, respectively.

(11) Shareholder’s Equity

Repurchase Program – In December 2005 the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase our common shares and our Debentures, whichever is determined to be more advantageous.  Through September 30, 2006, the Board had approved up to $12.5 million for repurchases under the revised program.  During the nine months ended September 30, 2006, we repurchased 1,050,000 common shares at a cost of approximately $6.7 million.  We did not repurchase any of our Debentures during this period.  At September 30, 2006, there was approximately $5.2 million remaining for future repurchases under this program.

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

The following presents financial information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$90,182	$87,412	$267,178	$267,091
Federal Government Solutions	39,563	34,626	123,495	105,778
State & Local Government Solutions	31,971	36,872	93,928	105,923
Package Solutions	25,145	28,601	76,396	87,498
European Operations	51,222	59,761	158,723	174,073
Inter-segment	(698)	(654)	(1,815)	(2,034)
Total revenue	$237,385	$246,618	$717,905	$738,329

Income from operations:
Commercial Solutions	$6,993	$6,192	$21,229	$18,205
Federal Government Solutions	5,581	3,450	16,483	10,397
State & Local Government Solutions	1,509	3,282	5,449	8,924
Package Solutions	2,487	1,656	7,884	7,030
European Operations	1,705	3,329	6,245	8,824
Corporate expenses	(5,491)	(6,048)	(13,945)	(16,033)
Total	12,784	11,861	43,345	37,347
Amortization of intangibles	(1,454)	(1,592)	(4,513)	(4,530)
Operating income	$11,330	$10,269	$38,832	$32,817

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

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Consulting services	96.4%	95.3%	96.3%	95.6%
Other revenue	3.6	4.7	3.7	4.4
Total revenue	100.0	100.0	100.0	100.0

Gross profit – consulting services	26.1	26.1	26.8	26.0
Gross profit – other revenue	39.0	38.9	42.4	44.6
Gross profit – total	26.6	26.7	27.3	26.8
Selling, general and administrative expenses	21.2	21.9	21.3	21.7
Operating income before amortization	5.4	4.8	6.0	5.1
Amortization of intangible assets	0.6	0.6	0.6	0.6
Operating income	4.8	4.2	5.4	4.4
Interest and other expense, net	(0.7)	(0.6)	(0.8)	(0.7)
Income before income taxes	4.1	3.6	4.6	3.7
Income tax expense	1.3	1.1	1.7	1.4
Net income	2.8%	2.5%	2.9%	2.3%

Adoption of Statement of Financial Accounting Standards No. 123(R)

Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method.  The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements.  Such compensation expense is recognized over the requisite service period based on the fair value of the options or rights on the date of grant.  On January 1, 2006, substantially all of our outstanding stock options were fully vested due to vesting accelerations that occurred prior to January 1, 2006, and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

The incremental share-based compensation expense recognized due to the adoption of SFAS No. 123(R) for the three months ended September 30, 2006, was approximately $316,000, or approximately $261,000, net of related taxes.  For the nine months ended September 30, 2006, the incremental cost of share-based compensation expense was approximately $1.0 million, or approximately $862,000, net of related taxes.  As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 2.2 years.

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

Segments

The following table sets forth certain operating data for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$90,182	$87,412	$267,178	$267,091
Federal Government Solutions	39,563	34,626	123,495	105,778
State & Local Government Solutions	31,971	36,872	93,928	105,923
Package Solutions	25,145	28,601	76,396	87,498
European Operations	51,222	59,761	158,723	174,073
Inter-segment	(698)	(654)	(1,815)	(2,034)
Total revenue	$237,385	$246,618	$717,905	$738,329

Income from operations:
Commercial Solutions	$6,993	$6,192	$21,229	$18,205
Federal Government Solutions	5,581	3,450	16,483	10,397
State & Local Government Solutions	1,509	3,282	5,449	8,924
Package Solutions	2,487	1,656	7,884	7,030
European Operations	1,705	3,329	6,245	8,824
Corporate expenses	(5,491)	(6,048)	(13,945)	(16,033)
Total	12,784	11,861	43,345	37,347
Amortization of intangibles	(1,454)	(1,592)	(4,513)	(4,530)
Operating income	11,330	10,269	38,832	32,817
Net interest and other expense	(1,534)	(1,469)	(5,456)	(5,522)
Income before income taxes	9,796	8,800	33,376	27,295
Income tax expense	3,035	2,728	12,226	10,021
Net income	$6,761	$6,072	$21,150	$17,274

Three Months Ended September 30, 2006, as compared to Three Months Ended September 30, 2005

Total revenue for the three months ended September 30, 2006, increased approximately 4% to $246.6 million from $237.4 million for the three months ended September 30, 2005.  Organic revenue growth was also approximately 4% quarter over quarter taking into account the August 2005 sale of our IBM staffing business and our July 2005 acquisition of Knowledge Systems, both in our Commercial Solutions segment, as well as two small acquisitions that closed during the second quarter of 2006 in our European Operations segment.  Organic revenue growth was strongest in our State & Local Government Solutions segment at approximately 15%, followed by our Package Solutions and European Operations segments, which grew approximately 14% and 10%, respectively, all compared to the third quarter of 2005.  Offsetting the strong current quarter organic growth in those three segments was a 13% revenue decrease in our Federal Government Solutions segment.  The decrease is due primarily to the loss of a sizeable outsourcing contract, the effects of which were felt beginning in the second half of 2005.   Our average number of billable consultants working during the quarter increased slightly to approximately 7,200 for the three months ended September 30, 2006, compared to approximately 7,000 for the three months ended September 30, 2005.  In addition, average billing rates increased approximately $4 per hour to $80 per hour for the three months ended September 30, 2006, compared to $76 per hour for the three months ended September 30, 2005.  Higher billing rates in our Commercial Solutions segment, which divested its low billing rate IBM staffing business in August 2005 and continued to migrate toward a project solution-based business model, accounted for the majority of the increase.  Other revenue increased 36% to $11.5 million for the three months ended September 30, 2006, from $8.5 million for the three months ended September 30, 2005, due to comparatively strong product sales in our State & Local Solutions and European Operations segments.

In total, our gross profit percentage increased slightly to 26.7% of revenue for the three months ended September 30, 2006, from 26.6% of revenue for the same period of 2005.  Gross profit on services revenue was the primary catalyst for the quarter over quarter gross profit percentage increase, while gross profit on other revenue declined slightly for the same period.

As a percentage of sales, selling, general and administrative expenses (“SG&A”) increased by approximately 70 basis points to 21.9% for the three months ended September 30, 2006, compared to 21.2% for the three months ended September 30, 2005.  A number of things contributed to this increase, including continued investment in our Commercial Solutions segment for our national sales team and CIBERsites, our low-cost application development and support centers, as well as higher payroll and office rent expense in our European segment combined with the negative impact of foreign currency effects compared to the third quarter of 2005.

Amortization of intangible assets was $1.6 million and $1.5 million for the three month periods ended September 30, 2006 and 2005, respectively.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Net interest expense totaled approximately $1.8 million for the three months ended September 30, 2006, compared to $2.0 million for the same period of the prior year.  In addition to our outstanding Debentures, our average line of credit balance was approximately $33 million for the three months ended September 30, 2006, compared to approximately $39 million for the three months ended September 30, 2005.  A higher interest rate on our line of credit in 2006, due to an increase in the prime lending rate, offset the decrease in our average balance outstanding.  Interest income is primarily from cash held in our European subsidiaries.

Other income, net was $353,000 during the three months ended September 30, 2006, compared to other income, net of $505,000 during the three months ended September 30, 2005.  Other income in 2006 consisted primarily of $280,000 of additional proceeds received relating to our August 2005 sale of our IBM staffing business and foreign currency gains of $245,000, offset by minority interest expense of $109,000.  Other income in the third quarter of 2005 consisted primarily of a $1.0 million gain from the sale of our IBM staffing operation, offset by losses due to foreign exchange rate fluctuations of $254,000, losses on foreign exchange forward contracts of $153,000, and minority interest expense of $122,000.

Our effective tax rate was 31.0% for both three month periods ended September 30, 2006 and 2005.  The lower rate in 2006 relates to benefits resulting from changes to prior period tax positions and estimates, while the lower rate in 2005 relates to adjustments to the expected benefit of the research and experimentation credit.  Absent these adjustments, CIBER’s effective tax rate for both quarters would have been approximately 39%.

Nine Months Ended September 30, 2006, as compared to Nine Months Ended September 30, 2005

Total revenue for the nine months ended September 30, 2006, increased approximately 3% to $738.3 million from $717.9 million for the nine months ended September 30, 2005.  Revenue grew organically by approximately 5% for the comparative nine month periods, taking into account the August 2005 sale of our IBM staffing business and our July 2005 acquisition of Knowledge Systems, both in our Commercial Solutions segment, as well as two small acquisitions that closed during the second quarter in our European Operations segment.  Organic revenue growth was strongest in our Package Solutions segment which grew approximately 15%, followed by our State & Local Government Solutions and European Operations segments, which grew approximately 13% and 10%, respectively, both compared to the same period of 2005.  Offsetting the strong organic growth in those two segments was a 14% revenue decrease in our Federal Government Solutions segment, due primarily to the lost outsourcing contract mentioned previously.  Our average number of billable consultants increased less than 2% to approximately 7,135 for the nine months ended September 30, 2006, from approximately 7,025 for the nine months ended September 30, 2005.  Other revenue increased over 22% to $32.1 million for the nine months ended September 30, 2006, from $26.2 million for the nine months ended September 30, 2005, due primarily to strong demand in the first half of 2006 in our Technology Solutions Practice within our Package Solutions segment.  Other revenue in the Package Solutions segment increased by 29%, to $11.1 million for the nine months ended September 30, 2006, from $8.6 million for the same period in 2005.  Our average billing rate increased to approximately $79 per hour for the nine months ended September 30, 2006, compared to approximately $75 per hour for the nine months ended September 30, 2005.  Higher billing rates in our Commercial Solutions and European Operations segments accounted for the majority of the increase.

In total, our gross profit percentage decreased to 26.8% of revenue for the nine months ended September 30, 2006, compared to 27.3% of revenue for the same period in 2005.  The overall gross profit percentage decrease is due to lower gross profit on services revenue, resulting primarily from a higher percentage of high-priced subcontractors in the first quarter of 2006 compared to the first quarter of 2005 in our Package Solutions and State & Local Government Solutions segments.  In addition, gross margins in our Federal segment declined for the first nine months of 2006 compared to the same period in 2005, due to higher margin revenue recognized in 2005 on an outsourcing contract that was re-bid and lost in the middle of 2005, from which no revenue was recognized in the first nine months of 2006.  Our gross profit percentage on other revenue improved by 220 basis points to 44.6% for the first nine months of 2006 from 42.4% for the same period in 2005, due primarily to higher commission percentages earned on increased sales volume in our Technology Solutions Practice within our Package Solutions segment.

As a percentage of sales, SG&A increased approximately 40 basis points to 21.7% for the nine months ended September 30, 2006, from 21.3% for the nine months ended September 30, 2005, primarily due to higher than normal expenses during the three months ended June 30, 2006, attributed to severance, marketing and professional fees, plus incremental investments in our national sales team and in CIBERsites for the nine month period.

Amortization of intangible assets was $4.5 million for both nine month periods ended September 30, 2006 and 2005.

Interest income and expense fluctuates based on our average cash balance invested or amounts borrowed.  Net interest expense totaled approximately $5.7 million for the nine months ended September 30, 2006, compared to $5.9 million for the same period of the prior year.  In addition to our outstanding Debentures, our average line of credit balance was approximately $37 million for the nine months ended September 30, 2006, compared to $44 million for the same period of 2005.  A higher interest rate on our line of credit in 2006 offset the decrease in our average balance outstanding.  Interest income is primarily from cash held in our European subsidiaries.

Other income, net of $143,000 was recorded during the nine months ended September 30, 2006, compared to other income, net of $438,000 during the same period of 2005.  The 2006 amount was primarily comprised of foreign currency gains of $572,000 and $280,000 of additional proceeds received relating to our August 2005 sale of our IBM staffing business, offset by minority interest expense of $489,000 and losses on foreign currency forward contracts of $199,000.  The 2005 amount was primarily comprised of a $1.0 million gain on the sale of our IBM staffing operation during the third quarter, gains on foreign currency forward contracts of $676,000, offset by foreign currency losses of $830,000, minority interest expense of $250,000, and investment losses of $150,000.

Our effective tax rate was 36.7% and 36.6% for the nine month periods ended September 30, 2006 and 2005, respectively.

Segments

Commercial Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$88,564	$85,673	$262,821	$261,287
Other revenue	1,618	1,739	4,357	5,804
Total revenue	90,182	87,412	267,178	267,091
Gross profit-consulting services	22,353	23,025	68,991	70,069
Gross profit-other revenue	243	244	646	587
Gross profit-total	22,596	23,269	69,637	70,656
SG&A total	15,603	17,077	48,408	52,451
Operating income	6,993	6,192	21,229	18,205

Gross profit percentage-consulting services	25.2%	26.9%	26.3%	26.8%
Gross profit percentage-other revenue	15.0%	14.0%	14.8%	10.1%
Gross profit percentage-total	25.1%	26.6%	26.1%	26.5%
SG&A percentage	17.3%	19.5%	18.1%	19.6%
Operating income percentage	7.8%	7.1%	7.9%	6.8%

Average hourly billing rate	$66	$69	$64	$68
Consultant utilization	92%	88%	93%	90%
Average billable headcount	2,825	2,860	2,870	2,865

Commercial Solutions (“Commercial”) total revenue decreased approximately 3% for the three months ended September 30, 2006, compared to the same period of the prior year and was essentially flat for the comparative nine month periods.  Services revenue decreased during the third quarter of 2006 compared to the same period in 2005 due to the August 2005 sale our IBM staffing business, which contributed services revenue of approximately $3.0 million in 2005.  Additionally, the third quarter of 2006 had one less billing day than the third quarter of 2005, which accounted for approximately $1.4 million less revenue in 2006.  Commercial revenue for the nine month period ended September 30, 2006, remained flat despite the August 2005 sale of our IBM staffing operation, which contributed revenue of approximately $15.0 million for the nine months ended September 30, 2005.  Absent the sale, and taking into account our July 2005 acquisition of Knowledge Systems and the dissolution of our offshore joint venture, organic growth was approximately 1% and 6% for the three and nine month periods ended September 30, 2006, respectively, both compared to the same periods in 2005.  A healthy demand environment, combined with a more mature CIBERsites offering, contributed to the increase.  An increase in the average hourly billing rate, due mainly to the absence of our IBM staffing operation, which carried a lower average billing rate, was offset by lower utilization resulting from a higher percentage of project-based business.  Other revenue in the Commercial segment increased 33% in the first nine months of 2006 compared to the same period of 2005 due to an increase in lower margin hardware sales.

Gross profit percentage on services revenue increased by 170 basis points to 26.9% for the three months ended September 30, 2006, compared to 25.2% for the three months ended September 30, 2005, and was up 50 basis points at 26.8% between the nine month periods ended September 30, 2006 and 2005.  Overall gross profit for the Commercial segment increased by 150 basis points to 26.6% for the three months ended September 30, 2006, and increased by 40 basis points to 26.5% for the nine months ended September 30, 2006, both compared to the same periods in 2005.

Increased SG&A costs, primarily associated with the investment in our national sales team and in CIBERsites, our low-cost application development and support centers, offset the gains in gross profit causing operating income as a percentage of revenue to decline to 7.1% and 6.8% for the three and nine months ended September 30, 2006, respectively, compared to 7.8% and 7.9% for the three and nine months ended September 30, 2005, respectively.

Federal Government Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$39,563	$34,626	$123,495	$105,778
Other revenue	—	—	—	—
Total revenue	39,563	34,626	123,495	105,778
Gross profit-consulting services	9,583	7,391	29,473	23,188
Gross profit-other revenue	—	—	—	—
Gross profit-total	9,583	7,391	29,473	23,188
SG&A total	4,002	3,941	12,990	12,791
Operating income	5,581	3,450	16,483	10,397

Gross profit percentage-consulting services	24.2%	21.3%	23.9%	21.9%
Gross profit percentage-other revenue	—%	—%	—%	—%
Gross profit percentage-total	24.2%	21.3%	23.9%	21.9%
SG&A percentage	10.1%	11.4%	10.5%	12.1%
Operating income percentage	14.1%	10.0%	13.4%	9.8%

Average hourly billing rate	$51	$51	$50	$49
Consultant utilization	87%	88%	91%	90%
Average billable headcount	1,700	1,545	1,715	1,550

Federal Government Solutions (“Federal”) revenue decreased approximately 13% and 14% during the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005.  The decrease is due primarily to the loss of a large outsourcing contract in the second half of 2005.  Loss of this contract resulted in a revenue decrease of approximately $5.0 million for the three months ended September 30, 2006, and $10.0 million for the nine months ended September 30, 2006, compared to the same periods of 2005.

Overall gross profit percentage in the Federal segment decreased by 290 and 200 basis points for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005.  Loss of the revenue on the outsourcing contract mentioned above, which contributed higher than average gross profit, accounted for the majority of the gross profit percentage decrease.

The Federal segment’s operating income percentage declined to 10.0% and 9.8% for the three and nine months ended September 30, 2006, respectively, compared to 14.1% and 13.4% for the three and nine months ended September 30, 2005, respectively, due to the previously discussed gross profit decline combined with higher SG&A costs as a percentage of revenue.  SG&A expenses as a percentage of revenue, increased to 11.4% and 12.1% for the three and nine months ended September 30, 2006, respectively, compared to 10.1% and 10.5% for the three and nine months ended September 30, 2005, respectively.  Although SG&A as a percentage of revenue increased, SG&A dollars decreased almost 2% for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005.  SG&A expense did not decrease at the same rate that revenue declined as sales and deal pursuit efforts intensified in an attempt to replace the lost outsourcing revenue.

State & Local Government Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$31,166	$35,259	$91,340	$102,486
Other revenue	805	1,613	2,588	3,437
Total revenue	31,971	36,872	93,928	105,923
Gross profit-consulting services	6,927	9,026	23,159	25,748
Gross profit-other revenue	221	(68)	374	88
Gross profit-total	7,148	8,958	23,533	25,836
SG&A total	5,639	5,676	18,084	16,912
Operating income	1,509	3,282	5,449	8,924

Gross profit percentage-consulting services	22.2%	25.6%	25.4%	25.1%
Gross profit percentage-other revenue	27.5%	(4.2)%	14.5%	2.6%
Gross profit percentage-total	22.4%	24.3%	25.1%	24.4%
SG&A percentage	17.6%	15.4%	19.3%	16.0%
Operating income percentage	4.7%	8.9%	5.8%	8.4%

Average hourly billing rate	$70	$72	$71	$73
Consultant utilization	88%	88%	90%	88%
Average billable headcount	980	1,090	950	1,055

State & Local Government Solutions (“State & Local”) revenue increased by approximately 15% for the three months ended September 30, 2006, compared to the same period in 2005 and by 13% for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.  Incremental revenue associated with project revenue from the City of New Orleans that began in June of 2005 and Pennsylvania Turnpike Commission that began in April of 2006, accounted for much of the revenue increase.

The consulting services gross profit percentage in our State & Local segment for the three months ended September 30, 2006, increased to 25.6% from 22.2% for the three months ended September 30, 2005; however, for the nine months ended September 30, 2006, consulting services gross profit percentage was 25.1% compared to 25.4% for the nine months ended September 30, 2005.  Dependence on high-priced subcontractors and lower productivity for the three months ended March 31, 2006, accounted for the majority of the nine month gross profit percentage decline, while a lesser dependence on subcontractors, better margins on new projects and higher billing rates for the three months ended September 30, 2006, accounted for the gross profit percentage improvement for the current quarter.

Operating income as a percentage of revenue increased significantly to 8.9% for the three months ended September 30, 2006, compared to 4.7% for the three months ended September 30, 2005.  Operating income as a percentage of revenue also increased for the nine months ended September 30, 2006, to 8.4% compared to 5.8% for the same period in 2005.  These percentages were significantly impacted by an improvement in SG&A costs as a percentage of revenue, which improved by 220 and 330 basis points for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005.   This improvement was the result of cost cutting efforts within the segment.

Package Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$22,297	$25,884	$67,806	$76,387
Other revenue	2,848	2,717	8,590	11,111
Total revenue	25,145	28,601	76,396	87,498
Gross profit-consulting services	6,312	6,318	19,899	18,117
Gross profit-other revenue	1,507	1,360	5,055	7,054
Gross profit-total	7,819	7,678	24,954	25,171
SG&A total	5,332	6,022	17,070	18,141
Operating income	2,487	1,656	7,884	7,030

Gross profit percentage-consulting services	28.3%	24.4%	29.4%	23.7%
Gross profit percentage-other revenue	52.9%	50.1%	58.9%	63.5%
Gross profit percentage-total	31.1%	26.8%	32.7%	28.8%
SG&A percentage	21.2%	21.1%	22.3%	20.7%
Operating income percentage	9.9%	5.8%	10.3%	8.0%

Average hourly billing rate	$144	$146	$146	$146
Consultant utilization	76%	78%	77%	79%
Average billable headcount	415	480	415	480

Package Solutions (“Package”) revenue for the three and nine months ended September 30, 2006, increased by approximately 14% and 15%, respectively, compared to the three and nine months ended September 30, 2005.  The 2006 revenue increase was all organic growth resulting from a very robust demand environment and an increased emphasis in our relationship with SAP.  Other revenue is derived from our Technology Solutions Practice and represents commissions on the resale of third-party IT hardware products.  Although other revenue for the three months ended September 30, 2006, was down approximately 5% compared to the same quarter of 2005, other revenue for the nine months ended September 30, 2006, increased by over 29% compared to the same period of 2005.  Heavy demand for high-end servers, along with computer hardware sold in conjunction with customer enterprise package software implementations, accounted for much of the increase.  The slowdown in other revenue during the third quarter of 2006 was due to client decision delays, coupled with the absence of significant manufacturer promotions at quarter end.

Overall gross profit percentage in the Package segment decreased to 26.8% and 28.8% for the three and nine months ended September 30, 2006, respectively, compared to 31.1% and 32.7% for the three and nine month periods ended September 30, 2005, respectively.  The decrease in the comparative three month periods was a combination of lower margins on services, as well as lower commission percentages on lower other revenue. The decrease in the comparative nine month periods was entirely a function of lower gross profit on services revenue, as commission and gross profit percentages on other revenue were higher due to higher volume.  Higher employee labor costs, use of a greater percentage of higher-priced subcontractors, plus unexpected costs associated with projects coming to an end, accounted for the majority of the services gross profit percentage decline.  While services gross profit remains a challenge in this segment, gross profit percentage on services did improve in the third quarter of 2006 to 24.4% compared to 22.2% in the second quarter of 2006.

SG&A expenses decreased as a percentage of revenue for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005; however, it was not enough to offset the decrease in the gross profit percentages on services and the result was a decrease in operating income as a percentage of revenue to 5.8% for the three months ended September 30, 2006, compared to 9.9% for the three months ended September 30, 2005, and a decrease to 8.0% for the nine months ended September 30, 2006, compared to 10.3% for the nine months ended September 30, 2005.

European Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$48,034	$54,338	$148,012	$162,273
Other revenue	3,188	5,423	10,711	11,800
Total revenue	51,222	59,761	158,723	174,073
Gross profit-consulting services	14,618	15,814	43,892	46,822
Gross profit-other revenue	1,326	2,933	5,061	6,630
Gross profit-total	15,944	18,747	48,953	53,452
SG&A total	14,239	15,418	42,708	44,628
Operating income	1,705	3,329	6,245	8,824

Gross profit percentage-consulting services	30.4%	29.1%	29.7%	28.9%
Gross profit percentage-other revenue	41.6%	54.1%	47.3%	56.2%
Gross profit percentage-total	31.1%	31.4%	30.8%	30.7%
SG&A percentage	27.8%	25.8%	26.9%	25.6%
Operating income percentage	3.3%	5.6%	3.9%	5.1%

Average hourly billing rate	$127	$131	$126	$129
Consultant utilization	66%	64%	69%	69%
Average billable headcount	1,080	1,225	1,075	1,185

Our European Operations (“European”) segment revenue increased by approximately 17% and 10% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year.  Our acquisition of two small SAP firms in the second quarter, one in Norway and the other in Germany, contributed approximately $1.0 million and $2.0 million of incremental revenue for the three and nine month periods ended September 30, 2006.  Changes in foreign currency rates reduced revenue for the three months ended September 30, 2006, by approximately $2.4 million compared to the same three months of 2005; however, foreign currency rate changes increased revenue for the nine months ended September 30, 2006, by approximately $2.8 million compared to the same period in 2005.  Adjusting for acquisitions and foreign currency effects, organic growth was approximately 10% for the three and nine months ended September 30, 2006, compared to the same periods in 2005.  Strong revenue growth in our Netherlands and Sweden-based operations accounted for the majority of the revenue increase.

Overall gross profit percentage in the European segment slightly increased for the current quarter to 31.4% compared to 31.1% for the same quarter of 2005, but was relatively flat at 30.7% for the nine months ended September 30, 2006, from 30.8% for the same period of 2005.  Gross profit on consulting services accounted for the entire nine month decline, falling by 80 basis points to 28.9% for the nine months ended September 30, 2006, compared to 29.7% for the same period in 2005.  In our German operation, we penetrated a new strategic account and performed work during the period at lower than normal margins with the expectation of winning higher margin work in the future. Lower margins in Germany, combined with expected lower gross profit in our Netherlands operation associated with a new staffing subsidiary, accounted for the majority of the services gross profit percentage decline.  Partially offsetting this decline was an improvement in the gross profit percentage in our Denmark operation, which experienced significant losses on two fixed-price projects in 2005 and had limited losses on those two engagements in 2006.  The gross profit percentage on Europe’s other revenue increased to 54.1% for the current quarter of 2006 and 56.2% for the nine months ended September 30, 2006, compared to 41.6% and 47.3% for the three and nine months ended September 30, 2005, respectively.  The percentage increases relate to strong SAP re-selling activity, combined with high margin revenue generated from the increased activity of a website developed for a Norwegian client in the fourth quarter of 2005, where a portion of our fee is based on the number of transactions executed on the site.

SG&A expenses decreased as a percentage of revenue by 200 basis points and 130 basis points for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005, due to operating leverage achieved on higher revenue volumes.  SG&A expense dollars increased, but at a lower rate than revenue.  The decrease in SG&A as a percentage of revenue translated into improved operating income percentage results.  Operating income as percentage of revenue improved by 230 basis points to 5.6% for the three months ended September 30, 2006, compared to 3.3% for the three months ended September 30, 2005, and improved by 120 basis points to 5.1% for the nine months ended September 30, 2006, from 3.9% for the nine months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, we had $142.5 million of working capital and a current ratio of 2.1: 1.  Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance our ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next 12 months.

	Nine Months Ended September 30,
	2005	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$25,278	$23,662
Investing activities	(18,921)	(18,249)
Financing activities	(12,611)	(22,744)
Effect of foreign exchange rates on cash	(3,097)	986
Net decrease in cash and equivalents	$(9,351)	$(16,345)

Our balance of cash and cash equivalents was $24.3 million at September 30, 2006, compared to a balance of $40.7 million at December 31, 2005.  At both September 30, 2006, and December 31, 2005, substantially all of our cash balance was maintained by our European subsidiaries.  Approximately $9.9 million of the decrease in cash relates to cash from our German subsidiary that we used to pay down the balance on our line of credit during the third quarter of 2006.

Total accounts receivable increased to $225.3 million at September 30, 2006, from $212.1 million at December 31, 2005, primarily due to a revenue increase, and to a lesser extent, a weakening of the U.S. dollar against the Euro and British pound, which caused our European accounts receivable balances to translate into more U.S. dollars.  Total accounts receivable day’s sales outstanding (“DSO”) was 78 days at September 30, 2006, compared to 76 days at December 31, 2005.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  At September 30, 2006, we had approximately $14 million of outstanding accounts receivable from the City of New Orleans (the “City”).  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  However, we have collected approximately $3 million from the City since June 30, 2006, and we continue to work diligently with the City and FEMA on a process that will improve collections going forward.  Based on our communications with the City, we continue to expect to collect the balance in full.

Accrued compensation and related liabilities were $47.6 million at September 30, 2006, and $44.4 million at December 31, 2005.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At September 30, 2006, there were 10 days of accrued compensation as compared to 5 days at December 31, 2005.  The increase in accrued compensation and related liabilities due to payroll expenses was offset by the timing of payments for U.S. payroll taxes.  At September 30, 2006, there was a small accrual for U.S. payroll taxes of approximately $380,000 as the payments had been made previously, whereas at December 31, 2005, the accrual for taxes payable was approximately $5.2 million.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $9.9 million for acquisitions during the nine months ended September 30, 2006, compared to $9.6 million during the same time period in 2005.  Spending on property and equipment decreased to $7.8 million during the nine months ended September 30, 2006, from $8.7 million during the nine month ended September 30, 2005.

In 2006 and 2005, our financing activities were primarily comprised of cash used for the repayment of our line of credit and the purchase of treasury stock and cash provided by sales of stock under our employee stock purchase plan and the exercise of employee stock options.  We purchased $6.7 million and $6.0 million of treasury stock during the nine months ended September 30, 2006 and 2005, respectively.  At September 30, 2006, we had authorization for the repurchase of an additional $5.2 million of common stock or convertible debt under our current repurchase plan.  We may continue to use cash to repurchase our common stock and our convertible debt, whichever is more advantageous.  The cash provided by sales of stock under our employee stock purchase plan and options exercised decreased to $3.8 million during the nine months ended September 30, 2006, compared to $4.3 million during the nine months ended September 30, 2005.

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

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2008.  As of September 30, 2006, we had $22.8 million of outstanding borrowings under this line of credit.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On September 30, 2006, the bank’s prime rate was 8.25% and our rate for borrowing was 7.45%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of September 30, 2006.  Certain elements of these ratios are defined below.

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

Recently Issued Accounting Standard

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We will be required to adopt the provisions of FIN 48 on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact on our financial statements of adopting FIN 48.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2006, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2005, see “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of September 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our common stock made during the three months ended September 30, 2006.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)

July 2006	130,000	$6.42	130,000	$955,557
August 2006	45,000	6.49	45,000	$5,663,308	(3)
September 2006	75,000	6.60	75,000	$5,168,082
Total	250,000	$6.49	250,000

(1) Calendar month

(2) As of end of month indicated

(3) In August 2006, the Board of Directors approved an additional $5 million for the repurchase program.

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors.  As of September 30, 2006, 12,529,154 shares have been repurchased under this program since its inception.  In December 2005 the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase either our common shares or our convertible debt, whichever is determined to be more advantageous, and through September 30, 2006, the Board had approved up to $12.5 million for repurchase under the revised program.  Through September 30, 2006, the Company had repurchased only common stock.

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

CIBER, INC.
(Registrant)

Date:	November 7, 2006	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	November 7, 2006	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer