Form 10-K
period 2006-12-31
CIBER INC
filed 2007-03-09
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2006, was $359,598,033, based on the closing price of the registrant’s Common Stock of $6.59 per share reported on the New York Stock Exchange on such date.

As of February 28, 2007, there were 61,409,106 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be held on May 3, 2007, are incorporated by reference into Part III of this Report.

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

Available Information

The Internet address of our website is http://www.ciber.com.  Access to all reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, is made available free of charge through our website, as soon as reasonably practical after the reports are electronically filed or furnished to the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1.  Business

General Development of Business

CIBER, Inc. and its subsidiaries (generally referred to herein as “CIBER,” “the Company,” “we,” “our,” or “us”) provide information technology (“IT”) system integration consulting and other IT services.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  Our clients consist primarily of governmental agencies, Fortune 500 and middle market companies across most major industries.  To a small extent, we also resell certain IT hardware and software products.  Our consultants serve client businesses from over 60 U.S. offices, over 20 European offices, and five offices in Asia/India/Pacific.  Our foreign offices accounted for approximately 25% of our total revenue in 2006.  CIBER, Inc. was originally incorporated in Michigan in 1974 and later reincorporated in Delaware in 1993.  We completed our initial public offering in 1994, and our common stock trades on the New York Stock Exchange under the symbol “CBR.”  Our corporate headquarters is located in Greenwood Village, Colorado, and our main telephone number is 303-220-0100.

Financial Information about Segments and Geographic Areas

The information required by these items is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 of the Notes to our Consolidated Financial Statements included under “Financial Statements and Supplementary Data” of this Annual Report.

Narrative Description of Business

Services and Operations

We organize our operations by the nature of their services, client base and geography.  At December 31, 2006, we had five reportable segments as follows:

2006
Revenue %
Commercial Solutions (“Commercial”)	36%
Federal Government Solutions (“Federal”)	14%
State & Local Government Solutions (“State & Local”)	14%
U.S. Package Solutions (“Package”)	12%
European Operations (“European”)	24%

Three of our five reporting segments, Commercial, Federal and State & Local, provide IT project solutions and IT staffing in custom-developed software environments.  These three segments operate from a geographically-based business model made up of approximately 60 locations.  Each office has local leadership, sales, recruiting and delivery capabilities.  Through this geographically-based business model, we can (1) offer a broad range of consulting services on a local basis, (2) respond to changing market demands for IT services through a variety of relationships in many industries and geographic areas and (3) maintain a quality professional staff because of our nationwide reputation and strong recruiting capabilities.  Our sales methodology and solution delivery capabilities continue to enhance our ability to identify, pursue and close project or solutions-based business.  The primary service offerings of these three segments include:

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

We also provide infrastructure and IT operations outsourcing in the areas of technology solutions (including networks, servers, storage, security and desktops) and service desk solutions (including help desk and call center, data center hosting, monitoring and management and maintenance and systems support).

During 2006, CIBER continued to expand its global delivery capability with CIBERsites®.  CIBERsites are our outsourcing centers which offer business and government clients IT operations services (such as help desk and call center functions or IT hosting services) and application development and management services, both onshore and offshore.  CIBERsites leverage the communication skills, technical proficiency, education and ingenuity of our employees to offer a solution that is fully secure and compliant with U.S. business laws and practices.

We have segmented our geographically-based operations around their designated client focus category (Commercial, Federal or State & Local).  However, an individual office may also have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.

Commercial Solutions

With approximately 2,875 consultants, our Commercial segment is our largest operating group and targets large commercial clients across most major industries, including manufacturing, high-technology, services, banking/financial services and retail.  This segment also includes our India-based operations.

Federal Government Solutions

Our Federal segment, comprised of approximately 1,500 consultants, primarily provides custom solutions to defense and civilian agencies of the U.S. Federal Government.  In the aggregate, the various agencies of the U.S. Federal Government represent our largest client and accounted for approximately 14% of our total revenue in 2006.  Areas of focus include defense and intelligence, natural resources, accounting and financial, physical security, training solutions and outsourcing.

State & Local Government Solutions

Our State & Local segment, comprised of approximately 1,125 consultants, primarily provides custom solutions to over 600 state and local government agencies in approximately 45 states.  Areas of focus include health and human services, transportation, K-12 education, e-Government, law and justice, labor solutions and finance and administration.

U.S. Package Solutions

Our Package segment operates as the CIBER Enterprise Solutions (“CES”) division.  With approximately 425 consultants, CES provides consulting services to support software from enterprise solutions vendors including Oracle, SAP and Lawson, as well as several supply chain and higher education management products.  Our services include package software assessment, selection, planning and implementation.  We have vertical expertise in the public sector, higher education, healthcare, retail, manufacturing and distribution, among others.  The division’s Technology Solutions Practice helps clients select, configure and design IT platform-related solutions, and we are an authorized reseller of certain technology products, primarily from IBM.

We are a Gold-level SAP America Partner, an Oracle Certified Advantage Partner and a Lawson Certified Consulting Partner.  Our partner relationships are a key component of our Package Solutions segment.  These alliance or partner relationships allow us access to various sales and marketing opportunities.  In some cases, it allows us to jointly propose our services along with the software vendor’s proposal for software.  We believe that prospective package software implementation customers often have a preference to only consider purchasing services from a software vendor partner.  Also, software vendors with whom we partner typically give us a license to their software applications, as well as access to their most recent research and development findings and training programs.

European Operations

Our CIBER Europe operations provide a broad range of business and technical consulting services that include package implementation, application development, systems integration and support services, as well as our own Customer Relationship Management software products.  CIBER Europe has approximately 1,375 consultants in more than 10 European countries, plus China, Australia and New Zealand.  Our partner relationships in Europe include SAP, Sage, Microsoft and Oracle.  Following our acquisitions of Novasoft and Ascent in 2004, the SAP-related business continues to grow and now accounts for approximately 55% of our European revenue.  Our SAP business is branded as “CIBER Novasoft” to continue the recognition established in Europe by Novasoft.  We are an SAP Alliance Partner, as well as a Special Expertise Partner for SAP Industry Solutions in Automotive, Retail and Chemicals.

Clients

Our clients consist primarily of Fortune 500 and middle market companies across most major industries, as well as governmental agencies.  These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives.

In 2006, we estimate our approximate percentage of total revenue by client industry was:

Government	30%
Manufacturing/high tech	16%
Financial	13%
Healthcare/pharmaceutical	9%
Automotive	5%
Retail	5%
Telecommunications	4%
Education	3%
Services and other	15%

Certain clients account for a significant portion of our revenue.  Our largest client, the various agencies of the U.S. Federal Government, accounted for approximately 16%, 15% and 14% of total revenue in 2004, 2005 and 2006, respectively.  No other client accounted for more than 4% of our total revenue in 2006.  In addition, our five largest clients (including the various agencies of the U.S. Federal Government as one client) accounted for, in the aggregate, approximately 24% of our total revenue in 2006.  By segment, the clients that represented the largest client for each of our respective segments accounted for the following percentage of each segment’s total revenues: Commercial - 8%; Federal - 97%; State & Local - 22%; Package - 10% and European - 8%.  Additionally, our State & Local segment had a second client in 2006 that accounted for 11% of its total segment revenue.

Client retention and turnover is highly dependent upon whether we are providing a custom solution or a package software solution.  Many of our client relationships have continued for many years.  Most of our U.S. Custom Solutions’ services revenue each year comes from clients for whom we have previously provided services.  With services related to package software solutions, which includes all of our Package Solutions segment, as well as a large part of our European Operations, client engagements most typically involve a large enterprise software implementation over a period of six to 18 months.  Typically, once package software implementations are completed, future services revenue from that client is minimal and, as a result, client turnover is high, and we are generally selling services to new customers.

Typically, both our commercial and government clients may cancel their contracts or reduce their use of our services on short notice.  If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse affect on our financial condition and results of operations.

Acquisitions/Business Combinations

We began operations in 1974 as a professional services staffing organization to assist companies in need of computer programming support.  In the late-1980s, we initiated a growth strategy that included expanding our range of IT-related services, developing a professional sales force and selectively acquiring established complementary companies.  Since our initial public offering in March of 1994, we have completed over 50 business combinations.  Our acquisition strategy has been central to our ability to expand our business model in the following areas:

•                                          Increased project-based capabilities - We have expanded our project-based delivery capabilities by adding expertise around SAP, PeopleSoft (now part of Oracle) and other ERP packages.  In addition to acquiring project-based ERP capabilities, we have organically developed project level expertise in delivery of custom software applications, application maintenance and technology outsourcing services.  This combination of acquired and organically developed project delivery capabilities has resulted in a shift in our mix of business to project-based work from staff supplementation services.

•                                          Established significant public sector presence - Our acquisitions have enabled us to become an established firm in the public sector, providing services to over 600 state and local government agencies, in approximately 45 states, as well as to several agencies of the U.S. Federal government.  Our public sector clients, including Europe, accounted for approximately 30% of our total revenue in 2006.

•                                          Expanded geographic presence - Acquisitions have also allowed us to expand our geographic footprint to include a significant European presence.  Beginning with our first foreign acquisition in the Netherlands in 1999, and most recently our 2004 acquisition of Novasoft, we have expanded our European operations to include approximately 27 foreign offices located in 14 countries, including Asia/Pacific where we opened a new office in New Zealand during 2006.

Our Competitive Strengths

We believe that our corporate strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

•                                          Breadth of Service Offering -  We offer a broad range of services to our clients in both the private and public sectors, including staff supplementation services, custom application development services, implementation of ERP packages, application maintenance outsourcing services, resale of certain hardware and software products, managed hosting and call center support.  We believe that having this broad delivery capacity is often a competitive advantage, particularly when competing against smaller local and regional firms.

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

•                                          Competitive Pricing Model - Our pricing structure is very competitive relative to the level of our service offerings.  Because of the efficient overhead structure of our branch office operations and the high utilization of our billable consulting staff, we are able to offer our clients a pricing model that is very competitive.  We believe that, on average, our hourly billing rates are significantly lower than the rates of our national competitors for similar services.

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

•                                          Optimized Delivery Methodology - Our proprietary Optimized Delivery Model ™ (“ODM”) is designed to determine the right mix of client and CIBER resources, and the appropriate work site for an engagement, as well as balance the cost of the resources, and the complexity of managing a diverse and distributed team.  Our approach minimizes resource costs and maximizes delivery effectiveness for the benefit of the client.  The approach consists of a series of steps to profile the customer’s business drivers and capabilities, create alternative resource scenarios and formalize governance around delivering the work.  The output of these efforts is a recommended delivery model that is optimized to balance the client’s resource costs with the risks and constraints of distributed delivery teams.  The overall ODM process has been effective in our pursuit of project engagements and use of the methodology has become a distinct competitive advantage.

•                                          Disciplined Pursuit and Efficient Integration of Strategic Acquisitions - We have completed over 50 business combinations since our initial public offering in March of 1994.  During this time, through experience and process, we have developed expertise in effectively valuing and successfully integrating firms with which we combine.  We view this skill and expertise as a distinct advantage.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies.  Our competition varies significantly from city to city, as well as by the type of service provided.  Our principal competitors include Accenture Ltd., BearingPoint, Inc., Keane, Inc., CACI International, Inc., CGI Group Inc. and MAXIMUS, Inc.  Many large consulting firms also offer services that overlap with some of our services.  Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we do.  In addition, we must frequently compete with a client’s own internal IT staff.  We also compete with privately held local and regional IT consulting firms, as well as the service divisions of various software developers.  Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India).  There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

Employees

As of December 31, 2006, we had approximately 8,300 employees and consultants.  We routinely supplement our employee consulting staff with the use of contractors.  At December 31, 2006, we had approximately 7,300 billable consultants, of which approximately 1,200 were contractors.  None of our employees is subject to a collective bargaining arrangement.  We have employment agreements with our executive officers and certain other employees.  We believe our relations with our employees are good.

Our future success depends in part on our ability to hire and retain adequately trained personnel who can address the changing and increasingly sophisticated IT needs of our clients.  Our ongoing personnel needs arise from turnover, which is generally high in the industry, and client needs for consultants trained in the newest software and hardware technologies.  Historically, competition for personnel in the IT services industry has been significant.  We have had in the past, and expect at some point in the future to have, difficulty attracting and retaining an optimal level of qualified consultants.  There can be no assurance that we will be successful in attracting and retaining the personnel we require to conduct and expand our operations successfully.  Because of this, the recruitment of skilled consultants is a critical element to our success.  We have an internal staff of recruiters devoted to meeting our personnel requirements.

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

Item 1A.  Risk Factors

We operate in a dynamic and rapidly changing economic and technological environment that involves numerous risks and uncertainties, many of which are driven by factors that we cannot control or predict.  The following section describes some, but not all, of the risks and uncertainties that may have a material adverse affect on our business, financial condition, results of operations and the market price of our common stock and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

Our quarterly revenues, operating results and profitability have varied in the past and, in the future, are likely to vary significantly from quarter to quarter, making them difficult to predict.  This may lead to volatility in our share price.  Some of the factors that are likely to cause these variations are:

•                  the business decisions of our clients regarding the use of our services;

•                  the stage of completion of existing projects and/or their termination;

•                  client satisfaction with our services;

•                  our ability to properly manage and execute client projects, especially those under fixed-price arrangements;

•                  our ability to properly price fixed-price contracts to provide for adequate profits;

•                  our ability to maintain our profit margins and manage costs, including those for personnel and support services;

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

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by regional and global economic conditions.  During economic downturns, clients may cancel, reduce or defer expenditures for IT products and services.  During such periods, we implement cost management programs to manage our expenses as a percentage of revenue.  Cost management efforts may not be sufficient, however, to maintain our margins during economic downturns.  In addition, our business tends to lag behind economic cycles and, consequently, the benefits of economic recoveries to our business typically take longer to realize.

If we are not able to anticipate and keep pace with rapid changes in technology, our business will be negatively affected.

Our market is characterized by rapidly changing technologies, such as the evolution of the Internet, frequent new product and service introductions and evolving industry standards.  Our success depends, in part, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences.  We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace.  In addition, services, solutions and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete.  Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

We may face damage to our professional reputation and/or legal liability if our clients are not satisfied with our services.

As a professional services firm, we depend largely on our relationships with our clients and our reputation for high-quality professional services and integrity to attract and retain clients and employees.  Additionally, many of our engagements involve projects that are critical to the operations of our clients’ businesses.  If a client is not satisfied with our services and/or we do not meet our contractual obligations to a client, it could subject us to legal liability and may be very damaging to our reputation, business, operating results and financial condition.  Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions.  It is possible, due to the nature of our business, that we will be sued in the future.  Although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.  In addition, if we were to fail to properly deliver on a project, we may not be able to collect any related accounts receivable or could even be required to refund amounts paid by the client.

Termination of a contract by a significant client and/or cancellation with short notice could reduce our revenue and profitability and adversely affect our financial condition.

Our five largest clients accounted for approximately 24% of our revenue in 2006.  The various agencies of the U.S. Federal Government represent our largest client, accounting for approximately 14% of total revenue in 2006, while no other client accounted for more than 4% of our total revenue.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract at any time with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy generally.  When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.  Consequently, our profit margins may be adversely affected.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of a large engagement conducted on a fixed-price basis.

Although the percentage may vary from year to year, we estimate that approximately 20% of our total services revenue in 2006 is from engagements performed in accordance with fixed-price contracts.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for completing the project.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the project.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.  Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

Financial and operational risks of our international operations could result in a decline in revenue and profitability.

We have continued to expand our international operations and estimate that our foreign offices currently represent approximately 25% of our total revenue.  We presently have offices in 19 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

In 2006, approximately 30% of our revenue was from public sector clients, including federal, state, local and foreign governments and agencies.  The market for our services depends largely on federal and state legislative programs and the budgetary capability to support programs, including the continuance of existing programs.  These programs can be modified or amended at any time by acts of federal and state governments.  Many government budgets have been adversely impacted by the economic slowdown.  All but one state must operate under a balanced budget.  In addition, changes in federal initiatives or in the level of federal spending due to budgetary or deficit considerations may have a significant impact on our future financial performance, as may curtailment of the federal government’s use of consulting and technology services firms, the adoption of new laws or regulations that affect companies providing services to the federal government and potential delays in the government appropriation process.

Additionally, federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts.  Among other things, governments may terminate contracts with short notice for convenience, as well as for default, and cancel multi-year contracts if funds become unavailable.

Unfavorable government audits could require us to adjust previously reported operating results, to forego anticipated revenue and subject us to penalties and sanctions.

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

Since January 1, 2004, we have made three significant acquisitions, only one of which was based in the U.S.  The other two were European companies.  These acquisitions included SCB Computer Technology, Inc., Ascent Technology Group Limited and Novasoft AG.  Each of these acquisitions involved the integration of separate companies that had previously operated independently and had different corporate cultures.  We may not succeed at integrating or managing acquired businesses or in managing the larger company that results from these acquisitions.  The process of combining these companies may be disruptive to their business and our business and could have an adverse impact on our reputation and/or our financial results as a result of the following difficulties, among others:

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

Our business involves the delivery of professional services and is highly labor intensive.  Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly-skilled technical, managerial, sales and marketing personnel.  Although we invest significant resources in recruiting and retaining employees, there is often considerable competition for certain personnel in the IT services industry, and as a result, employee turnover is generally high.  From time to time, we have trouble locating enough highly-qualified candidates that are in our desired geographic locations, with the required specific expertise or at the desired compensation levels.  The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues.  Such conditions could also force us to resort to the use of higher-priced subcontractors, which would negatively affect the profitability of the related engagement.

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

Our aggregate level of indebtedness increased in December 2003 in connection with our issuance of $175 million of Convertible Senior Subordinated Debentures (“Debentures”) due 2023.  The terms of the Debentures permit us to incur additional debt, including secured debt, and to repurchase our common stock.  Additionally, the limited covenants applicable to the Debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations.  We also have a $60 million bank revolving line of credit that expires on September 30, 2008.  We have used borrowings under our line of credit to finance some of our acquisitions.  This credit facility contains specific limitations on additional indebtedness, liens and merger activity and prohibits the payment of dividends.  Additionally, it requires CIBER to maintain specified financial covenants, including an asset coverage ratio, a leverage ratio, a senior leverage ratio and a fixed charges coverage ratio.  We have experienced, from time to time, instances of covenant non-compliance under our line of credit that have been waived by our lender.  If we fail to comply with any covenants in the future, however, we may not be able to obtain a waiver and could be in default under our credit agreement.

In the past, we have been successful in generating cash flow from operations to reduce our indebtedness.  As of December 31, 2006, we had approximately $195.7 million of outstanding indebtedness and had the ability to incur approximately $42 million of additional debt under our revolving credit facility.  We may obtain additional long-term debt and working capital lines of credit to meet our future financing needs, which would have the effect of increasing our total leverage.

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

•                  exposing us to a risk that a substantial decrease in net operating cash flows, due to economic or adverse developments in our business could make it difficult to meet debt service requirements;

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

Some of our government clients, largely in the state and local market, may require us to provide surety bonds or letters of credit as a condition of a new engagement award.  We cannot be certain that surety bonds or letters of credit will be available to us on acceptable terms, if at all.  If we cannot obtain surety bonds or letters of credit on acceptable terms, we may be unable to obtain additional client engagements that require them, which could negatively impact our ability to grow our business and adversely affect our business, financial condition and results of operations.  As of December 31, 2006, we had approximately $24 million of outstanding surety bonds supporting client engagements for which we may be required to make future payment.  The issuer of certain of our outstanding surety bonds requires that we post a letter of credit as collateral to support these possible obligations.  We have a $6.0 million letter of credit outstanding to support our current surety program.  The surety company, at its discretion, may require us to provide additional collateral as a condition for future surety bond issuances.  We cannot be certain that such collateral will be available if needed.

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

One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins.  In addition, there are relatively few barriers to entry into our industry.  As a result, we have faced and expect to continue to face, competition from new entrants into our market.  We may be unable to compete successfully with current or future competitors, and our revenue and profitability may be adversely affected.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of CIBER or limit the price investors might be willing to pay for our stock, thus affecting the market price of our stock.

Our certificate of incorporation and bylaws each contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors.  These provisions include adoption of a Preferred Stock Purchase Rights Agreement, commonly known as a “poison pill” that gives our Board of Directors the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without shareholder approval.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER.  In addition, the staggered terms of our Board of Directors could have the effect of delaying or deferring a change in control.  These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and as a result, the price of our common stock could decline.

The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of CIBER; this could adversely affect transactions in which our shareholders might otherwise receive a premium over the then-current market price for their shares of CIBER common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located at 5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111, where we occupy approximately 69,000 square feet under a lease that expires in December 2008.  Approximately 13,000 square feet of this office space is used by our Denver area operations.  Generally, we provide our services at client locations and, therefore, our office locations are primarily used for sales and other administrative functions.  At December 31, 2006, we had lease obligations for approximately 775,000 square feet of office space in approximately 100 locations.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.”  The table below sets forth, for the periods indicated, the low and high sales price per share of our common stock.

	Low	High
Year Ended December 31, 2005:
First Quarter	$7.06	$9.77
Second Quarter	6.96	8.75
Third Quarter	7.19	8.05
Fourth Quarter	5.73	7.51
Year Ended December 31, 2006:
First Quarter	$5.54	$6.93
Second Quarter	5.88	7.40
Third Quarter	6.10	6.84
Fourth Quarter	6.53	7.30

The closing price of our common stock on February 15, 2007, was $6.93.  As of February 16, 2007, there were 3,049 registered holders of record of our common stock.  We estimate there are approximately 10,000 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business.  Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so.  In addition, pursuant to the terms of our line of credit agreement with Wells Fargo Bank, we are prohibited from paying dividends on our stock.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Issuer

The following table sets forth the information required regarding repurchases of our common stock made during the three months ended December 31, 2006.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)

October 2006	100,000	$6.98	100,000	$4,469,789
November 2006	50,000	6.81	50,000	$4,129,055
December 2006	50,000	6.89	50,000	$3,784,590
Total	200,000	$6.92	200,000

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors.  In December 2005, the Board of Directors revised our repurchase program to authorize the Company’s management to repurchase either our common stock or our convertible debt, whichever is determined to be more advantageous; and through December 31, 2006, the Board of Directors had approved repurchases totaling up to $12.5 million under the revised program.  Through December 31, 2006, we had repurchased only common stock.

Performance Graph

The Company utilized a self-constructed Peer Group to better align itself with industry competition.  Peer Group includes:  Accenture Ltd., BearingPoint, Inc., Keane, Inc., CACI International, Inc., CGI Group Inc. and MAXIMUS, Inc.

Corresponding index value and common stock price values are given below:

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06

CIBER, Inc.	100.00	54.50	91.64	102.01	69.84	71.75
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	61.19	86.78	88.01	93.00	109.01
CIBER, Inc. Closing Stock Price	$9.45	$5.15	$8.66	$9.64	$6.60	$6.78

Item 6.  Selected Financial Data

We have derived the selected consolidated financial data presented below from our Consolidated Financial Statements and the related Notes.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes, included under “Financial Statements and Supplementary Data” of this Annual Report.

	As of and for the Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenue	$608,318	$691,987	$843,021	$956,009	$995,837
Amortization of intangible assets	910	2,664	4,214	5,958	5,930
Operating income	24,522	32,463	51,268	46,656	45,040
Net income	14,178	19,984	29,701	24,707	24,735
Earnings Per Share:
Basic	$0.22	$0.31	$0.49	$0.40	$0.40
Diluted	0.22	0.31	0.45	0.38	0.40
Weighted Average Shares Outstanding:
Basic	63,313	63,505	60,701	62,536	61,925
Diluted	63,989	65,451	74,642	68,296	62,357

Balance Sheet Data:
Working capital	$100,847	$212,552	$138,871	$147,382	$140,757
Total assets	427,141	573,323	758,672	744,567	779,679
Total long-term debt (2)	21,864	175,000	227,904	219,638	195,694
Contingent value of put option	5,832	—	—	—	—
Total shareholders’ equity	327,530	304,632	377,663	376,607	416,122

Shares outstanding, net of treasury	64,117	58,599	62,542	62,047	61,753

(1)  We have completed various acquisitions during the periods presented.  The revenue and operating results of acquired companies are included from the respective acquisition dates (see Note 3 to the Consolidated Financial Statements included herein).

(2)  In December 2003, we issued $175 million of Convertible Senior Subordinated Debentures (See Note 10 to the Consolidated Financial Statements included herein).

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

Business and Industry Overview

CIBER provides information technology (“IT”) system integration consulting and other IT services primarily to governmental agencies and Fortune 500 and middle market companies across most major industries.  From offices located throughout the United States and Europe, as well as Eastern Asia, we provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  To a lesser extent, we also resell certain IT hardware and software products.

Our five operating segments, Commercial Solutions (“Commercial”), Federal Government Solutions (“Federal”), State & Local Government Solutions (“State & Local”), U.S. Package Solutions (“Package”) and European Operations (“European”), are organized internally primarily by the nature of their services, client base and geography.  Our Commercial, Federal and State & Local segments comprise our U.S. based CIBER branch offices that provide IT services and products in custom-developed software environments.  These offices are classified into a segment based on their primary client focus category (Commercial, Federal or State & Local); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India operations are considered part of our Commercial segment.  Our Package segment is comprised of our CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, Lawson and SAP.  Our European segment represents our offices in Europe, China, Australia and New Zealand that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.

The majority of our services revenue is recognized under time-and-material contracts as hours and costs are incurred.  Under fixed-price contracts, which currently make up approximately 20% of our services revenue, our revenue is fixed under the contract while our costs to complete our obligations under the contract are variable.  As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss.  Changes in our services revenue is primarily a function of hours worked on revenue-generating activities and, to a lesser extent, changes in our average rate per hour.  Hours worked on revenue-producing activities vary with the number of consultants employed and their utilization level.  Utilization represents the percentage of time worked on revenue-producing engagements divided by the standard hours available (i.e. 40 hours per week).  Our average utilization rates are higher in our Commercial, Federal and State & Local segments (typically around 85% to 90%), as compared to our Package and European segments (typically around 70% to 75%).  We actively manage both our number of consultants and our overall utilization levels.  If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources.  As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment.

The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our overall average rate per hour is also influenced by the results of our fixed-price engagements, which can vary.  Our effective average hourly billing rates are highest in our Package segment (approximately $145 per hour) as compared to our European segment (approximately $125 per hour) and to our Commercial, Federal and State & Local segments (approximately $50 to $75 per hour).  Success or overruns on fixed-price contracts can also influence our effective average rate per hour.  In addition, our foreign revenue is impacted by changes in currency exchange rates.

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software and commissions on sales of IT products.  Our sales of IT hardware and software generally involve IT network infrastructure.  Gross profit percentage on other revenues is approximately 40-45%.  This is a blend of low-margin product sales (typically 5% to 10%) and higher-margin product commissions and proprietary software sales.  Depending on the mix of these business activities, gross profit percentage on other revenue will fluctuate.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.

Business Combinations

In 2006, we acquired two SAP consulting businesses in Europe.  Also in 2006, we completed the acquisition of the remaining 5% minority interest in Novasoft AG.  In 2005, we acquired two small entities, including a single office operation specializing in SAP implementations and an India-based professional services firm specializing in custom application development.  During 2004, we completed the following significant business combinations:

Acquired Company	Date	Consultants added	Goodwill added
Novasoft AG	September 2004	425	$53.7 million
Ascent Technology Group Limited	May 2004	130	36.9 million
SCB Computer Technology, Inc.	March 2004	1,250	63.4 million

Novasoft AG (“Novasoft”) — In late 2004, we acquired approximately 94% of the net outstanding shares of Novasoft, headquartered in Heidelberg, Germany, for total consideration of approximately $61.0 million in cash and $16.0 million of CIBER common stock.  The cash portion of the payment consideration was primarily funded by borrowing under our bank revolving line of credit.  In 2005, we increased our ownership of Novasoft to approximately 95% for an additional $1.8 million in consideration and expenses.  In 2006, following a lengthy legal process in the German courts, we finally completed the acquisition of the remaining 5% of outstanding shares for a total of $4.9 million, including expenses.  Novasoft is a provider of implementation and other consulting services related to SAP software products.  Novasoft is an SAP Alliance Partner and implements all of SAP’s ERP products, including mySAP.com products and industry specific applications.  At the time of the acquisition, Novasoft had approximately 425 consultants, located mainly in Germany, the U.K. and Spain.  We acquired Novasoft to expand both our international presence and our capacity to deliver SAP-related services.

Ascent Technology Group Limited — (“Ascent”) - Based in Hinckley, U.K., Ascent provided IT services to medium-sized enterprises with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions and Microsoft.Net software services.  Ascent had also developed and sold its own proprietary customer relationship management software.  The aggregate purchase consideration for Ascent included $20.2 million in cash and $1.5 million of CIBER common stock.  In addition, Ascent had certain debt obligations, totaling approximately $19.5 million, which we repaid shortly after closing the acquisition.  We primarily used a portion of the cash raised from our Convertible Senior Subordinated Debentures (“Debentures”) to fund the cash portion of the purchase consideration and to repay Ascent’s debt.

SCB Computer Technology, Inc. — (“SCB”) -  Based in Memphis, Tennessee, SCB provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients.  The aggregate purchase price included $44.3 million in cash and $12.7 million in CIBER common stock.  In addition, SCB had certain debt obligations, totaling approximately $33.1 million that we repaid shortly after closing the acquisition.  We used a portion of the cash raised from our Debentures to fund the cash portion of the purchase consideration and to repay SCB’s debt.  This acquisition expanded our Federal and State & Local segments and added beneficial customer relationships to our Commercial segment business.  We acquired SCB so that a combined CIBER and SCB would be able to compete more effectively for larger public sector contracts.  We believe the acquisition provided an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.

The results of operations of these acquired businesses have been included in our Consolidated Financial Statements since the closing date of the respective acquisition.

Results of Operations

Consolidated

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Year Ended December 31,
	2004	2005	2006

Consulting services	96.0%	96.0%	95.8%
Other revenue	4.0	4.0	4.2
Total revenue	100.0	100.0	100.0

Gross profit—consulting services	27.2	26.3	26.0
Gross profit—other revenue	36.6	42.3	43.6
Gross profit—total	27.5	26.9	26.7
Selling, general and administrative expenses	20.9	21.4	21.6
Amortization of intangible assets	0.5	0.6	0.6
Operating income	6.1	4.9	4.5
Interest and other expense, net	(0.5)	(0.8)	(0.7)
Income before income taxes	5.6	4.1	3.8
Income tax expense	2.1	1.5	1.3
Net income	3.5%	2.6%	2.5%

Adoption of Statement of Financial Accounting Standards No. 123(R)

Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method.  The adoption of SFAS No. 123(R) resulted in the recording of compensation expense for employee stock options and employee stock purchase rights in our financial statements.  Such compensation expense is recognized over the requisite service period based on the fair value of the options or rights on the date of grant.  On January 1, 2006, substantially all of our outstanding stock options were fully vested due to vesting accelerations that occurred prior to January 1, 2006, and as such, they have little impact on our share-based compensation expense recognized under SFAS No. 123(R) during 2006 or in subsequent years.

The incremental share-based compensation expense recognized due to the adoption of SFAS No. 123(R) for the year ended December 31, 2006, was approximately $1.3 million, or approximately $1.1 million, net of related taxes.  As of December 31, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 2.0 years.

We exclude the costs of our share-based compensation programs from segment operating income as these expenses are significantly impacted by external factors, including stock market volatility and other valuation assumptions.  Share-based compensation cost is recognized in either Cost of Consulting Services or in Selling, General and Administrative Expenses, as appropriate, and is included as part of our corporate expenses.

Segments

The following table sets forth certain operating data for our reportable segments:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$353,501	$355,523	$356,534
Federal Government Solutions	147,685	159,836	141,286
State & Local Government Solutions	115,493	125,866	141,143
U.S. Package Solutions	88,002	102,864	115,107
European Operations	140,790	214,502	244,262
Inter-segment	(2,450)	(2,582)	(2,495)
Total revenue	$843,021	$956,009	$995,837

Income from operations:
Commercial Solutions	$29,281	$25,478	$24,782
Federal Government Solutions	19,633	20,306	14,024
State & Local Government Solutions	8,788	5,555	11,657
U.S. Package Solutions	7,974	11,436	8,266
European Operations	9,067	8,550	13,087
Corporate expenses	(19,261)	(18,711)	(20,846)
Total	55,482	52,614	50,970
Amortization of intangibles	(4,214)	(5,958)	(5,930)
Operating income	51,268	46,656	45,040
Net interest and other expense	(3,873)	(8,051)	(6,934)
Income before income taxes	47,395	38,605	38,106
Income tax expense	17,694	13,898	13,371
Net income	$29,701	$24,707	$24,735

Year Ended December 31, 2006, as compared to Year Ended December 31, 2005

Total revenue increased over 4%, or $39.8 million, to $995.8 million in 2006 from $956.0 million in 2005.  Organic revenue growth was approximately 6%, taking into account the August 2005 sale of our IBM staffing business and our July 2005 acquisition in India, both in our Commercial segment, as well as two small acquisitions that closed during the second quarter of 2006 in our European segment.  The revenue improvements in our State & Local and Package segments of 12% each were entirely attributable to organic growth.  The 2006 European revenues were up 14%, including the positive impact from the two small acquisitions during 2006, which contributed approximately $3.0 million in incremental revenue, as well as an additional $2.1 million in revenue from positive exchange rate fluctuations.  Without those items, the European segment had a 12% organic growth rate for the current year.  Additionally, our Commercial segment results were relatively flat between the comparable years; however, the organic growth rate in that segment was 5% for 2006 after adjusting for the impact of acquisitions and divestitures.  All of these segment revenue increases combined to more than offset the 12% revenue decline in our Federal segment, which resulted primarily from the loss of a sizeable outsourcing contract, the effects of which were felt beginning in the second half of 2005.  Our average number of billable consultants working during the year increased to 7,180 in 2006 from 7,065 in 2005.  Our average billing rate increased $3 to $79 per hour in 2006, compared to $76 per hour in 2005.  Higher billing rates in our Commercial segment, which divested its low billing rate IBM staffing business and continued to migrate toward a project solution-based business model, accounted for the majority of the increase.  Our European and State & Local segments also contributed to the higher average billing rate.  Consultant utilization was 85% in 2006, compared to 87% in 2005.  Other revenue increased to $42.3 million in 2006 from $38.6 million in 2005, due to comparatively strong product sales in our State & Local segment, as well as heavy demand in our Package segment.

In total, our gross profit percentage decreased 20 basis points to 26.7% of revenue in 2006 from 26.9% of revenue in 2005, primarily due to lower consulting services margins in our Federal and Package segments, which were offset by materially better margins in our Commercial and State & Local segments.  The decreased services margin in our

Federal segment was due to higher margin revenue recognized in 2005 on an outsourcing contract that was re-bid and lost in the middle of 2005.  The Package segment struggled with higher labor costs, continued reliance on higher-priced subcontractors, plus unexpected cost overruns associated with projects that were completed during 2006; all of which significantly impacted its gross services margins in 2006.  Gross profit percentage on other revenue improved 130 basis points in 2006 to 43.6% from 42.3% in 2005, due in part to higher commission percentages earned on increased sales volume in our Technology Solutions Practice within our Package segment.  Improved margins in our European segment, associated with the sale of propriety software products, as well as the re-sale of third party software products, also contributed to the other revenue margin increase.

Selling, general and administrative expenses (“SG&A”) increased to $215.1 million in 2006 from $204.6 million in 2005.  As a percentage of sales, SG&A increased 20 basis points to 21.6% in 2006 from 21.4% in 2005.  The SG&A percentage increase is largely a function of business mix.  Our European segment, which has expected higher SG&A costs and higher gross profit, accounted for a higher percentage of revenue in 2006, compared to 2005, and accounted for almost half of the increase in SG&A dollars spent during the year.  Excluding Europe, SG&A as a percentage of revenue increased slightly as we continued to invest in our offshore operation and our national practices, and as we began expensing stock options.

Interest income and expense fluctuate based on our average cash balance invested or amounts borrowed.  Net interest expense totaled approximately $7.3 million in 2006, compared to $7.9 million in 2005.  In addition to our outstanding Debentures, our average line of credit balance was approximately $32 million during 2006, compared to $43 million during 2005.  Interest income is primarily from cash held in our European subsidiaries.

Other income, net was $350,000 in 2006, compared to other expense, net of $143,000 in 2005.  Other income in 2006 consisted mainly of foreign currency gains of $676,000 and additional proceeds from the sale of our IBM staffing operation of $280,000, offset by losses on foreign currency forward contracts of $311,000 and minority interest expense of $304,000.  Other expense in 2005 was primarily comprised of a $1.0 million gain on the sale of our IBM staffing operation and gains on foreign currency forward contracts of $748,000, offset by foreign currency losses of $1.2 million and minority interest expense of $341,000.

Our effective tax rate was 35.1% in 2006, compared to 36.0% in 2005.  Our effective tax rates in both 2006 and 2005 were favorably impacted by a Federal research credit.  Additionally, the 2006 tax rate reflects the multi-year benefit from amending certain prior years’ tax returns because of additional allowable deductions identified.  The lower rate in 2005 was due to an adjustment to the expected benefit of the research credit related to prior years’ activities.

Year Ended December 31, 2005, as compared to Year Ended December 31, 2004

Total revenue increased 13% to $956.0 million in 2005 from $843.0 million in 2004.  The 2005 revenue growth primarily resulted from our 2004 acquisitions of SCB, Ascent and Novasoft along with the 2005 acquisition of a small, single office SAP practice, and was offset by the August 2005 sale of the staffing component of our IBM operation.  Collectively, these acquisitions, offset by the divestiture of our IBM staffing operation, added approximately $90 million in incremental revenue to 2005, compared to 2004.  Excluding the revenue associated with the 2004 and 2005 acquisitions and divestiture from both periods, 2005 revenue would have increased by approximately 3%, compared to 2004.  Revenue in 2005 was positively impacted by organic revenue growth in all five of our reporting segments, ranging from approximately 1% in our Commercial segment to approximately 10% in our Package segment.  Our average number of billable consultants working during the year increased 10% to approximately 7,065 in 2005 from approximately 6,450 in 2004.  Other revenue increased to $38.6 million in 2005 from $33.9 million in 2004, due to our acquisition of Ascent and sales of their proprietary software product.  The Ascent increase was partially offset by an approximate $4.6 million decrease in domestic hardware and software sales, due in part to a decrease in sales to a large State & Local segment client.  Our average billing rate increased to $76 per hour in 2005, compared to $73 per hour in 2004.  Higher billing rates in our European segment, now a larger percentage of the overall revenue total, plus higher billing rates in our Commercial segment, accounted for the majority of the increase.  Consultant utilization was 87% in 2005, compared to 88% in 2004.

In total, our gross profit percentage decreased to 26.9% of revenue in 2005 from 27.5% of revenue in 2004.  The overall decline represents a mix of higher margins on other revenue, which improved by 570 basis points, combined with a decline in services margins, which fell by 90 basis points.  The other revenue margin improvement is primarily due to a full year of high margin product sales from our Ascent acquisition, combined with improved margins within the Technology Solutions practice in our Package segment.  The 90 basis point year over year services margin decline is attributed primarily to execution issues in our European and State & Local segments.  In our European segment, cost overruns on two fixed-price Danish projects, along with poor performance in the first half of the year in one of our U.K. offices accounted for approximately 70 basis points in overall services margin decline.  In our State & Local segment, project cost overruns and a fourth quarter project cancellation and project delay negatively impacted overall services gross margins by approximately 20 basis points.  Positively impacting services gross margins in 2005 was the full year benefit of Ascent and Novasoft, which combined, incrementally contributed approximately $60 million of services revenue.  This incremental revenue yielded a gross margin of approximately 32.5%, positively impacting CIBER’s overall services gross margin by approximately 40 basis points.  The balance of the services gross profit percentage decline, about 40 basis points, was the result of higher labor costs in our Commercial and State & Local segments, and investments in our onshore and offshore CIBERsites locations.

SG&A increased to $204.6 million in 2005 from $176.7 million in 2004, primarily due to our 2004 acquisitions.  As a percentage of sales, SG&A increased to 21.4% in 2005 from 20.9% in 2004.  The increase is due primarily to expected higher SG&A costs in our European segment, now a larger percentage of our overall business due to our acquisitions of Ascent and Novasoft.  Excluding Europe, SG&A as a percentage of revenue actually decreased by approximately 20 basis points.

Amortization of intangible assets increased to $6.0 million in 2005 from $4.2 million in 2004, due to additional amortizable intangible assets, primarily customer relationships, resulting from our recent acquisitions.

Interest income and expense fluctuate based on our average cash balance invested or amounts borrowed.  In addition to our outstanding Debentures, our average line of credit balance was approximately $43 million during 2005, compared to $16 million during 2004.  Interest income is primarily from cash held in our European subsidiaries.  Net interest expense totaled approximately $7.9 million in 2005, compared to $6.1 million in the prior year.

Other expense, net was $143,000 in 2005, compared to other income, net of $2.2 million in 2004.  The 2005 amount was primarily comprised of a $1.0 million gain on the sale of our IBM staffing operation during the third quarter and gains on foreign currency forward contracts of $748,000, offset by foreign currency losses of $1.2 million and minority interest expense of $341,000.  Other income in 2004 included foreign currency gains of $1.2 million, $376,000 of gains on foreign currency forward contracts and minority interest income of $70,000.

Our effective tax rate was 36.0% in 2005, compared to 37.3% in 2004.  Our effective tax rates in both 2005 and 2004 were favorably impacted by a Federal research credit.  The lower rate in 2005 was due to an adjustment to the expected benefit of the research and experimentation credit that CIBER first recognized at the end of 2004.  Absent the adjustment to the expected benefit of this tax credit, CIBER’s effective tax rate for 2005 would have been approximately 39%.

Segments

Commercial Solutions

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$346,288	$348,335	$348,946
Other revenue	7,213	7,188	7,588
Total revenue	353,501	355,523	356,534
Gross profit—consulting services	91,147	89,484	94,188
Gross profit—other revenue	739	935	1,014
Gross profit-total	91,886	90,419	95,202
SG&A total	62,605	64,941	70,420
Operating income	$29,281	$25,478	$24,782

Gross profit percentage—consulting services	26.3%	25.7%	27.0%
Gross profit percentage—other revenue	10.2%	13.0%	13.4%
Gross profit percentage—total	26.0%	25.4%	26.7%
SG&A percentage	17.7%	18.3%	19.8%
Operating income percentage	8.3%	7.2%	7.0%

Average hourly billing rate	$64	$65	$69
Consultant utilization	91%	92%	89%
Average billable headcount	2,960	2,860	2,870

Commercial revenue increased slightly in both 2005 and 2006 despite the negative impact from the August 2005 sale of our IBM staffing operation.  The sale negatively affected services revenue by approximately $5 million and $17 million, in 2005 and 2006, respectively.  Absent the sale, and taking into account our July 2005 acquisition in India and the dissolution of our offshore joint venture, organic growth was approximately 1% during 2005 and 5% during 2006.  Current year organic growth was achieved mainly because of a healthy demand environment.  The $4 increase in the average billing rate between 2005 and 2006, due mainly to the absence of the IBM staffing business, which carried a lower average billing rate, was offset by lower utilization resulting from a higher percentage of project-based business.  Other revenue for our Commercial segment represents the resale of third-party hardware and software products.

The gross profit percentage on Commercial segment services revenue increased by 130 basis points to 27.0% in 2006, compared to 25.7% in 2005, and was due to a continued shift toward higher margin solution business, reflected by an increase in average billing rates.  Gross profit percentage on services revenue decreased by 60 basis points in 2005, compared to 2004, due to higher employee wage and benefit costs, combined with an increased reliance on higher cost subcontractors.  Our gross profit percentage on other revenue increased by 280 basis points in 2005, compared to 2004, which was due to the mix of products sold and our focus on the sale of higher margin products.

The Commercial segment’s increase in gross profit percentage was more than offset by higher SG&A costs, resulting in a 20 basis point operating income percentage decline to 7.0% in 2006, compared to 7.2% in 2005.  Costs associated with the investment in our offshore operations, our national practices, and in CIBERsites, are all captured in this segment and account for the majority of the increase in SG&A expenses.  The Commercial segment’s operating income percentage also declined in 2005 to 7.2%, compared to 8.3% in 2004, due to the previously discussed gross profit decline combined with higher SG&A costs.

Federal Government Solutions

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$147,657	$159,836	$140,906
Other revenue	28	—	380
Total revenue	147,685	159,836	141,286
Gross profit—consulting services	35,269	37,335	30,343
Gross profit—other revenue	2	—	28
Gross profit—total	35,271	37,335	30,371
SG&A total	15,638	17,029	16,347
Operating income	$19,633	$20,306	$14,024

Gross profit percentage—consulting services	23.9%	23.4%	21.5%
Gross profit percentage—other revenue	7.1%	—%	7.4%
Gross profit percentage—total	23.9%	23.4%	21.5%
SG&A percentage	10.6%	10.7%	11.6%
Operating income percentage	13.3%	12.7%	9.9%

Average hourly billing rate	$50	$51	$49
Consultant utilization	94%	90%	89%
Average billable headcount	1,550	1,700	1,540

Federal revenue decreased approximately 12% in 2006, compared to 2005.  The decrease is due primarily to the loss of revenue from an outsourcing contract where CIBER was a subcontractor to a larger prime vendor.  The term of the outsourcing contract ended, and it was required by the Federal agency for which the work was being performed that the contract be re-bid.  CIBER and the prime vendor with whom we partnered were unsuccessful in our effort to continue providing services under the contract.  Loss of this contract resulted in a revenue decrease of approximately $8 million in the second half of 2005 and approximately $20 million during 2006.  Our acquisition of SCB in March of 2004 contributed to the 8% revenue increase in 2005, compared to 2004, adding incremental revenue of approximately $10 million in 2005.  Excluding the impact of the SCB acquisition, Federal revenue grew organically by approximately 2% in 2005, compared to 2004, despite the lost outsourcing contract mentioned above.  In addition, the Federal segment recognized approximately $2 million less revenue in the last six months of 2005, compared to the first six months on a telecommunications outsourcing arrangement where we provide maintenance services on a time and materials basis.  This contract remains in place, and the maintenance services associated with it will continue to fluctuate based on demand.

Federal gross profit percentage decreased by 190 basis points in 2006, compared to 2005, and by 50 basis points in 2005, compared to 2004.  Federal gross profit percentages were 21.5% in 2006, 23.4% in 2005 and 23.9% in 2004.  Loss of revenue on the outsourcing contract mentioned above, which contributed higher than average gross profit, accounted for the majority of the gross profit percentage decreases.

The Federal segment’s operating income percentage declined 280 basis points to 9.9% in 2006, compared to 12.7% in 2005, which was also down 60 basis points, compared to 13.3% in 2004, due to the previously discussed gross profit decline combined with higher SG&A costs as a percentage of revenue.  SG&A expenses, as a percentage of revenue increased to 11.6% in 2006 from 10.7% in 2005.  Although SG&A as a percentage of revenue increased, SG&A dollars decreased 4% for 2006, compared to 2005.  SG&A expense did not decrease at the same rate that revenue declined as sales and deal pursuit efforts intensified in an attempt to replace the lost outsourcing revenue.

State & Local Government Solutions

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$108,254	$123,180	$137,183
Other revenue	7,239	2,686	3,960
Total revenue	115,493	125,866	141,143
Gross profit—consulting services	30,617	29,659	34,130
Gross profit—other revenue	1,043	427	71
Gross profit—total	31,660	30,086	34,201
SG&A total	22,872	24,531	22,544
Operating income	$8,788	$5,555	$11,657

Gross profit percentage—consulting services	28.3%	24.1%	24.9%
Gross profit percentage—other revenue	14.4%	15.9%	1.8%
Gross profit percentage—total	27.4%	23.9%	24.2%
SG&A percentage	19.8%	19.5%	16.0%
Operating income percentage	7.6%	4.4%	8.3%

Average hourly billing rate	$73	$70	$72
Consultant utilization	91%	90%	87%
Average billable headcount	820	975	1,070

State & Local revenue increased over 12% in 2006, compared to 2005, entirely attributable to organic growth.  Incremental revenue from the City of New Orleans that began in June 2005 and the Pennsylvania Turnpike Commission that began in April 2006, accounted for much of the revenue increase.  Other revenue, which in the State & Local segment consists of low margin, third-party hardware and software product re-selling activity, increased $1.3 million in 2006 to $4.0 million from $2.7 million in 2005.  State & Local revenue in 2005 significantly benefited from our March 2004 acquisition of SCB.  Excluding the impact of that acquisition, total revenue for 2005 increased on an organic basis by approximately 4%, compared to 2004.  Consulting services revenue for 2005 grew organically by approximately 10%, while other revenue fell by over 50%.  The organic growth in 2005 services revenue was attributed to growth in our security practice, as well as our ability to leverage our expertise in certain State & Local verticals.

Gross profit percentage for consulting services in our State & Local segment increased 80 basis points to 24.9% in 2006 from 24.1% in 2005.  The improvement was the result of higher billing rates, better project execution and a lessened dependence on high-priced subcontractors.  The consulting services gross profit percentage in our State & Local segment decreased in 2005 to 24.1% from 28.3% in 2004.  Several factors were responsible: first, the Company put a heavy dependence on high-priced subcontractors, particularly for the work associated with the Hurricane Katrina relief efforts in New Orleans; second, we experienced lower average billing rates and lower utilization elsewhere in the segment; and third, we experienced a project cost overrun and a fourth quarter project cancellation and delay that negatively impacted our service growth profit percentage by approximately 170 basis points.

Operating income as a percentage of revenue increased by 390 basis points in 2006, compared to 2005, following a 320 basis point decrease in 2005, compared to 2004.  The 2006 operating income percentage was significantly impacted by an improvement in SG&A costs as a percentage of revenue, which decreased by 350 basis points to 16.0% in 2006, compared to 19.5% in 2005.  This improvement was the result of cost-cutting efforts within the segment.  A lower gross profit percentage on services revenue in 2005, explained above, partially offset by lower SG&A costs as a percentage of revenue, accounted for the operating income percentage decrease in 2005.

U.S. Package Solutions

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$77,942	$89,832	$99,485
Other revenue	10,060	13,032	15,622
Total revenue	88,002	102,864	115,107
Gross profit—consulting services	23,322	26,392	22,650
Gross profit—other revenue	5,385	7,599	9,302
Gross profit—total	28,707	33,991	31,952
SG&A total	20,733	22,555	23,686
Operating income	$7,974	$11,436	$8,266

Gross profit percentage—consulting services	29.9%	29.4%	22.8%
Gross profit percentage—other revenue	53.5%	58.3%	59.5%
Gross profit percentage—total	32.6%	33.0%	27.8%
SG&A percentage	23.6%	21.9%	20.6%
Operating income percentage	9.1%	11.1%	7.2%

Average hourly billing rate	$145	$146	$145
Consultant utilization	72%	77%	77%
Average billable headcount	375	440	475

Package segment revenue increased approximately 12% in 2006, compared to 2005, all of which represented organic growth resulting from a very robust demand environment and an increased emphasis in our relationship with SAP.  Other revenue is derived from our Technology Solutions Practice and represents commissions earned on the resale of third-party IT hardware products.  Other revenue increased in 2006 by approximately 20%, compared to 2005.  Heavy demand for high-end servers, along with computer hardware sold in conjunction with customer enterprise package software implementations, accounted for much of the increase.  Package segment revenue in 2005 increased by approximately 17%, compared to 2004.  The 2005 increase was due to organic growth of approximately 10%, resulting from continued improved demand following the completion of the acquisition of PeopleSoft by Oracle.  The market for PeopleSoft implementation services was hindered in 2004 due to the uncertainty around Oracle Corporation’s bid to acquire PeopleSoft.  Firms that had purchased PeopleSoft software licenses were reluctant to engage firms like CIBER to implement that software until there was clarity around the outcome of Oracle’s takeover attempt.  In addition to organic growth in the Package segment, 2005 revenues also benefited from our first quarter acquisition of a single office operation specializing in SAP implementations.  This acquisition closed at the beginning of January 2005 and contributed revenue of approximately $6.5 million in 2005.  In 2005, other revenue increased by approximately 30% to $13.0 million, compared to $10.1 million in 2004.  Heavy fourth quarter demand for IT hardware sold to customers for their enterprise package software implementations along with successful cross-selling efforts accounted for much of the increase.

Gross profit as a percentage of services revenue in the Package segment declined by 660 basis points in 2006 to 22.8%, compared to 29.4% in 2005.  Higher employee labor costs, use of a greater percentage of higher-priced subcontractors, plus unexpected cost overruns associated with projects that were completed during 2006, accounted for the majority of the services gross profit percentage decline.  This decrease was somewhat offset by a 120 basis point improvement in the gross profit percentage on other revenue during 2006.  Gross profit as a percentage of services revenue declined by 50 basis points in 2005 to 29.4%, compared to 29.9% in 2004.  Higher labor costs accounted for the majority of the services gross profit percentage decline in 2005.  Gross profit on other revenue, which consists of commission dollars earned on the resale of certain hardware products, increased by 480 basis points in 2005 over 2004 related to higher commission rates on higher revenue volumes.

SG&A expenses as a percentage of revenue decreased by 130 basis points to 20.6% in 2006 from 21.9% in 2005, due to operating leverage achieved on higher revenue volumes.  This SG&A percentage decrease was not enough to offset the significant decline in gross profit on services revenue and, as a result, operating income as a percentage of revenue decreased by 390 basis points to 7.2% in 2006, compared to 11.1% in 2005.  The 2005 revenue increase, which caused SG&A expenses to decrease as a percentage of revenue to 21.9% in 2005 from 23.6% in 2004, combined with improved gross profit on other revenue, had a positive impact on operating income margins.  Operating income as a percentage of revenue improved to 11.1% in 2005, compared to 9.1% in 2004.

European Operations

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands, except billing rate)
Consulting services	$131,471	$198,841	$229,512
Other revenue	9,319	15,661	14,750
Total revenue	140,790	214,502	244,262
Gross profit—consulting services	39,452	58,169	66,807
Gross profit—other revenue	5,240	7,349	8,023
Gross profit—total	44,692	65,518	74,830
SG&A total	35,625	56,968	61,743
Operating income	$9,067	$8,550	$13,087

Gross profit percentage—consulting services	30.0%	29.3%	29.1%
Gross profit percentage—other revenue	56.2%	46.9%	54.4%
Gross profit percentage—total	31.7%	30.5%	30.6%
SG&A percentage	25.3%	26.6%	25.3%
Operating income percentage	6.4%	4.0%	5.4%

Average hourly billing rate	$123	$126	$128
Consultant utilization	69%	69%	71%
Average billable headcount	740	1,090	1,225

European segment revenue increased approximately 14% in 2006, compared to 2005.  Our acquisition of two small SAP firms in the second quarter, one in Norway and the other in Germany, contributed approximately $3.0 million of incremental revenue to 2006.  Additionally, changes in foreign currency rates increased revenue by approximately $2.1 million for 2006, compared to 2005.  Adjusting for the 2006 acquisitions and foreign currency effects, organic growth for 2006 was approximately 12%, primarily due to strong revenue growth in our Netherlands, Norway and Sweden-based operations.  European segment revenue increased significantly in 2004 and 2005 resulting primarily from our acquisitions of Ascent in May 2004 and Novasoft in September 2004.  Ascent and Novasoft contributed approximately $25 million and $27 million in 2004, respectively, and $38 million and $84 million in 2005.  In 2005, the U.S. Dollar was relatively neutral for the year against the foreign currencies that impact our European operations, though the U.S. Dollar did strengthen in the last six months of 2005.  Excluding acquisition-related revenue, and the small impact that foreign exchange rate changes had on our 2005 revenue, our European segment had organic revenue growth of 6% in 2005.  Additionally, our European 2005 segment revenue and operating income results were constrained by approximately $4.5 million due to two fixed-price projects in our Denmark operation.  These two fixed-price projects also constrained European segment revenues during 2006, although to a much lesser extent.  These projects were both delivered to the clients during the fourth quarter of 2006 and the clients have both added to the projects with CIBER at standard terms.

Gross profit percentage on services decreased 20 basis points in 2006 and 70 basis points in 2005.  Lower margins in Germany, combined with expected lower gross profit in our Netherlands operation associated with a new staffing subsidiary, accounted for the majority of the 2006 decrease.  Partially offsetting this decline was an improvement in the gross profit percentage in our Denmark operation, which had only limited losses on two fixed-price projects in 2006.  In 2005, project cost overruns on those two fixed-price Denmark projects, along with poor performance in the first half of the year in one of our U.K. offices negatively impacted services gross profit by approximately 250 basis points.  Positively impacting European services gross profit in 2005 was the full year benefit of Ascent and Novasoft, which combined, added approximately $60 million of incremental services revenue yielding gross margins of approximately 32.5%; positively impacting services gross profit percentage by approximately 140 basis points.  The remainder of the 2005 fluctuation in services gross margin, approximately 40 basis points, is due to an approximate 400 basis point improvement in gross margins in our Netherlands operation.  The gross profit percentage on Europe’s other revenue increased to 54.4% in 2006, compared to 46.9% in 2005.  The percentage increase relates to strong SAP re-selling activity, combined with high margin revenue generated from the increased activity of a website developed for a Norwegian client in the fourth quarter of 2005, where a portion of our fee is based on the number of transactions executed on the site.  The gross profit percentage on Europe’s other revenue decreased to 46.9% in 2005 from 56.2% in 2004, due to unusually high gross profit on Ascent software sales in 2004 related to Ascent’s proprietary CRM product, whereas the majority of other revenue in 2005 related to lower margin re-selling activity of other non-proprietary products.

SG&A expenses decreased as a percentage of revenue by 130 basis points in 2006, compared to 2005, due to operating leverage achieved on higher revenue volumes.  SG&A expense dollars increased, but at a lower rate than revenue.  The decrease in SG&A as a percentage of revenue translated into improved operating income percentage results.  Operating income as a percentage of revenue improved to 5.4% in 2006, compared to 4.0% in 2005.  In 2005, Europe’s operating income percentage decreased by approximately 240 basis points to 4.0% in 2005, compared to 6.4% in 2004.  The decrease in gross profit, explained above, combined with expected higher SG&A expenses from Ascent and Novasoft, accounted for the decrease.

Liquidity and Capital Resources

At December 31, 2006, we had $140.8 million of working capital and a current ratio of 2:1.  Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next year.

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$36,925	$35,786	$44,805
Investing activities	(127,385)	(22,333)	(21,031)
Financing activities	(2,070)	(12,782)	(32,991)
Effect of foreign exchange rates on cash	4,439	(4,456)	1,875
Net decrease in cash and cash equivalents	$(88,091)	$(3,785)	$(7,342)

Our balance of cash and cash equivalents was $33.3 million at December 31, 2006, compared to a balance of $40.7 million at December 31, 2005.  At December 31, 2006 and 2005, substantially all of our cash balance was held by our European subsidiaries.  During 2006, approximately $9.9 million in cash from our German subsidiary was used to pay down the balance on our line of credit.

Total accounts receivable increased $14.0 million to $226.1 million at December 31, 2006, from $212.1 million at December 31, 2005.  Total accounts receivable day’s sales outstanding (“DSO”) was 76 days at both December 31, 2006 and 2005.  Changes in accounts receivable have a significant effect on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control, and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  At December 31, 2006, we had approximately $14 million of outstanding accounts receivable from the City of New Orleans (the “City”).  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  However, we collected approximately $6.5 million from the City in the second half of 2006, and we continue to work diligently with the City and FEMA on a process that will improve collections going forward.  Based on our communications with the City, we continue to expect to collect the balance in full.

Accrued compensation and related liabilities were comparable at $43.6 million at December 31, 2006, and $44.4 million at December 31, 2005.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At both December 31, 2006 and 2005, there were 5 days of unpaid wages.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we re-sell and payments to services-related contractors.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  Cash used for acquisitions was relatively flat in 2006 and 2005 with a total of $9.9 million and $9.6 million used in 2006 and 2005, respectively.  In 2004, however, we used $120.3 million mainly for the acquisitions of SCB, Ascent and Novasoft.  Spending on property and equipment was fairly flat at $10.6 million in 2006, compared to $10.8 million in 2005.  We expect this level of spending on capital expenditures to continue through 2007.

Our financing activity outflows primarily consist of cash used for the repayment of our line of credit and term loans and the purchase of treasury stock.  In 2006, we had an additional outflow of $6.1 million related to the settlement of a cross-currency interest rate swap.  In 2004, we also used our cash to repay $52.6 million of debt acquired in connection with our SCB and Ascent acquisitions.  Inflows consist of cash provided by borrowings on our line of credit and term loans, sales of stock under our employee stock purchase plan and the exercise of employee stock options.  At December 31, 2006, we had authorization for the repurchase of an additional $3.8 million of common stock or Debentures under our current repurchase plan.  We may continue to use cash to repurchase our common stock or our Debentures, whichever is more advantageous.

Convertible Senior Subordinated Debentures — In a private placement on December 2, 2003, we issued $175 million of 2.875% Convertible Senior Subordinated Debentures due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.

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

Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and interest rates, we would expect that a large portion of the Debentures could be required to be settled in cash in December 2008.  We believe that our expected cash balance, plus other financing alternatives that we anticipate will be available to us at that time, will provide sufficient available resources to cover the payment of any Debentures that we will have to settle in December 2008.

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2008.  As of December 31, 2006, we had $11.9 million of outstanding borrowings under this line of credit.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On December 31, 2006, the bank’s prime rate was 8.25%

and our rate for borrowing was 7.00%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants, including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage  ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of December 31, 2006.  Certain elements of these ratios are defined below.

•                  Senior Funded Indebtedness includes borrowings under our line of credit and our term loans with Wells Fargo, plus the face amount of any outstanding Letters of Credit and any liabilities under our Wholesale Financing Agreement with IBM Credit.  It does not include our Debentures or any liabilities under any Swap Contract.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Long-term debt(1)(2)	$196,525	$4,211	$17,314	$—	$175,000
Operating leases(3)	63,292	22,566	26,473	8,183	6,070
Purchase obligations	421	397	24	—	—
Total	$260,238	$27,174	$43,811	$8,183	$181,070

(1)             Our Debentures of $175 million are due 2023, and we presently pay approximately $5 million annually in interest related to the Debentures.  However, pursuant to their terms, they may be redeemed for cash at various times prior to maturity beginning in 2008.  Since we cannot predict any such redemption of the Debentures and resulting changes to our interest payments, only their full principle value is reflected in the table above based upon their scheduled maturity date.  See Note 10 to the Consolidated Financial Statements included herein for additional information.

(2)             We believe the future interest obligation on our line of credit is not estimable, primarily because the balance is not predictable and because the interest rate is a variable rate determined quarterly, and we have therefore not included any interest on our line of credit in the table above.  However, assuming neither the balance nor the rate changes in 2007, we would pay less than $850,000 for interest expense in 2007 related to our line of credit.

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

Recently Issued Accounting Standard

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions.  FIN No. 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We will be required to adopt the provisions of FIN No. 48 on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the provisions of FIN No. 48 to determine its impact on our financial statements, but presently we anticipate that its adoption will not have a material impact on our financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.  We continually evaluate our estimates, judgments and assumptions based on available information and experience.  We believe that our estimates, judgments and assumptions are reasonable based on information available to us at the time they are made.  To the extent there are differences between our estimates, judgments and assumptions and actual results, our financial statements will be affected.   Such differences may be material to our financial statements.  The accounting policies that reflect our more significant estimates, judgments and assumptions are described below.

Revenue recognition — CIBER primarily earns revenue from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  CIBER’s consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing; and (3) managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials, cost-plus or fixed price.  The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses separately billed to clients.

Revenue for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients is generally recognized based on the percentage-of-completion method in accordance with The American Institute of Certified Public Accountants’ Statement of Position(“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under the percentage-of-completion method, management estimates the percentage of completion based upon the contract costs incurred to date as a percentage of the total estimated contract costs.  If the total cost estimate exceeds revenue, we accrue for the estimated loss immediately.  The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs.  Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses.  Such revisions may result in increases or decreases to revenue and income, and are reflected in the consolidated financial statements in the periods in which they are first identified.

Revenue for general IT consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.  For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance.  For fixed-price contracts, depending on the specific contractual provisions and nature of the deliverables, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved, or when final deliverables have been provided.

Managed IT services arrangements typically span several years.  Revenue from managed services time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering managed services are expensed as incurred, with the exception of labor and other costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period services are provided.  Amounts billable to the client for transition or set-up activities are also deferred and recognized as revenue evenly over the period that the managed services are provided.

Revenue for contracts with multiple elements is accounted for pursuant to Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” or SOP 97-2, “Software Revenue Recognition.”  We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met.  If such criteria are not met, then combined accounting is applied to all deliverables, whereby, all revenue is recognized based on the accounting applicable to the last element to be delivered.

Other revenue includes resale of third party IT hardware and software products, sales of proprietary software, as well as commissions on sales of IT products.  Some software sales arrangements also include implementation services and/or post-contract customer support.  In such multi-element arrangements, if the criteria are met, revenue is recognized based on the vendor specific objective evidence of the fair value of each element.  Software support revenue is recognized ratably over the term of the related agreement.  Revenue related to the sale of IT products is generally recognized when the products are shipped or, if applicable, when delivered and installed, in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we accrue revenue for services performed since the last billing cycle.  These unbilled amounts are generally billed the following month.  Unbilled accounts receivable also arise when percentage-of-completion accounting is used and costs plus estimated contract earnings exceed billings.  Such amounts are billed at specific milestone dates or at contract completion.  Management expects all unbilled accounts receivable to be collected within one year of the balance sheet date.  Billings in excess of revenue recognized are recorded as deferred revenue and are primarily comprised of deferred software support revenue.

Goodwill — At December 31, 2006, we had $431.9 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in the Notes to our Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Our most recent annual goodwill impairment analysis, which was performed during the second quarter of 2006, did not result in an impairment charge.

Income taxes — Significant judgment is required in determining our worldwide income tax provision.  As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate.  This involves estimating current tax exposures in each jurisdiction, as well as making judgments regarding the recoverability of deferred tax assets.  We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year.  Adjustments based on filed returns are generally recorded in the period when the tax returns are filed.

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense.  In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.  Changes in the geographic mix or estimated level of annual income before taxes can affect our overall effective tax rate.

We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes plus interest and possible penalties.  Tax exposures can involve complex issues and may require an extended period to resolve.  We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the entire tax benefit.  We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions.  The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period in which that determination is made.  We believe our tax positions comply with applicable tax law, and that we have adequately provided for any known tax contingencies.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

Allowance for doubtful accounts receivable — We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2006, we had gross accounts receivable of $229.0 million, and our allowance for doubtful accounts was $3.0 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large credit-worthy Fortune 500 companies and governments.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  At December 31, 2006, we had approximately $14 million of outstanding accounts receivable from the City of New Orleans, a large portion of which is past due.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  However, we collected approximately $6.5 million from the City in the second half of 2006, and we continue to work diligently with the City and FEMA on a process that will improve collections going forward.  We continue to provide services to the City.  Based on our communications with the City, we continue to expect to collect all amounts in full.  Therefore, we have not provided for any reserves at December 31, 2006, related to this balance.  We cannot be assured that we will be 100% successful in our collection efforts.  Should the City’s financial condition deteriorate, or should other information arise in the future to indicate that we may not be paid in full, we would have to provide for an appropriate reserve at such time.

Accrued compensation and certain other accrued  liabilities — Employee compensation costs are our largest expense category.  We have several different variable compensation programs, which are highly dependent on estimates and judgments, particularly at interim reporting dates.  Some programs are discretionary, while others have quantifiable performance metrics.  Certain programs are annual, while others are quarterly or monthly.  Often actual compensation amounts cannot be determined until after our results are reported.  We believe we make reasonable estimates and judgments using all significant information available.  We also estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs.  Our accrual for health costs is based on historical experience, and actual amounts may vary.  In the ordinary course of business, we are currently involved in various claims and legal proceedings.  We periodically review the status of each significant matter and assess our potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.  We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Because of uncertainties related to these matters, accruals are based only on the best information at that time.  As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates.  Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operations.  We expense legal fees as incurred.

Other intangible assets — In connection with our acquisitions, we are required to recognize other intangible assets separate and apart from goodwill, if such assets arise from contractual or other legal rights or if such assets are separable from the acquired business.  Other intangible assets primarily include, among other things, customer-related assets such as order backlog, customer contracts and customer relationships.  Determining a fair value for such items requires a high degree of judgment, assumptions and estimates.  We often use third parties to assist us with such valuations.   In addition, these intangible assets are amortized over our best estimate of their useful life.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

During 2006, approximately 25% of our total revenue was attributable to our foreign operations.  Our exposure to changes in foreign currency rates primarily arises from short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies.  Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

From time to time, we may enter into cross-currency swap arrangements to partially hedge the foreign currency exposure associated with our net investment in certain foreign operations.  At December 31, 2006, we had two outstanding cross-currency swaps.  The first swap is for Euros and United States dollars (“USD”), has notional amounts of €20.0 million/$26.6 million and matures in September 2008.  A 10% change in the value of the U.S. Dollar against the Euro would result in approximately a $2.7 million change in the value of our hedge instrument.  During the term of the cross-currency swap, we will also remit to and receive from the counterparty interest payments equal to three-month EURIBOR plus 0.12% and three-month LIBOR rates, respectively.  At December 31, 2006, we pay interest at a rate of 3.76% and receive interest at a rate of 5.35% on the notional amounts, and such rates are reset quarterly.  The second swap is for Great British Pounds (“GBP”) and USD, has notional amounts of ₤12.5 million/$24.7 million and matures in September 2008.  A 10% change in the value of the U.S. Dollar against the GBP would result in approximately a $2.5 million change in the value of our hedge instrument.  During the term of the cross-currency swap, we will remit to and receive from the counterparty interest payments equal to two-month GBP-LIBOR plus 0.09% and two-month LIBOR rates, respectively.  At December 31, 2006, we pay interest at a rate of 5.38% and receive interest at a rate of 5.36% on the notional amounts, and such rates are reset quarterly.  The interest payments received will be recorded as a reduction of our reported interest expense and therefore, changes in the related interest rates will impact our net interest expense.  The combined fair value of these swaps at December 31, 2006, was approximately $303,000.

We may enter into foreign exchange forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  Increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses.  These foreign currency exposures typically arise from inter-company transactions, such as loans, between foreign entities and/or CIBER, Inc.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.  We have an outstanding Euro/GBP foreign currency forward contract at December 31, 2006, with notional amounts of €11.5 million/₤7.8million.  A 10% change in the value of the GBP against the Euro would result in approximately a $1.5 million change in the value of our hedge instrument.  This contract matures in March 2007, and had a fair value of approximately $69,000 at December 31, 2006.

We manage credit risk related to our cross-currency swap and our foreign exchange forward contracts through careful selection of the financial institution utilized as the counterparty.

Our exposure to changes in interest rates arises primarily because our indebtedness under our bank line of credit has a variable interest rate.  At December 31, 2006, our outstanding borrowings under our line of credit were $11.9 million and our interest rate was 7.00%.

Our $175 million Debentures carry a fixed rate of interest of 2.875%.  However, we may be required to repurchase some or all of the Debentures as early as December 2008, depending upon, among other things, the interest rate environment and the price of our stock at that time.  If, during the months preceding December 2008, interest rates are significantly higher than today’s levels or the price of our stock is significantly lower than the Debenture conversion price of $13.64, it is likely that we will incur a cost to satisfy our repurchase obligation.  That cost may be due to incremental interest expense, transaction fees, a lower Debenture conversion price or some other form.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2004, 2005 and 2006
Consolidated Balance Sheets — December 31, 2005 and 2006
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2004, 2005 and 2006
Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2005 and 2006
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 7, 2007

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006

Consulting services	$809,162	$917,443	$953,541
Other revenue	33,859	38,566	42,296
Total revenue	843,021	956,009	995,837

Cost of consulting services	589,397	676,575	705,900
Cost of other revenue	21,450	22,257	23,858
Selling, general and administrative expenses	176,692	204,563	215,109
Amortization of intangible assets	4,214	5,958	5,930
Operating income	51,268	46,656	45,040
Interest income	923	980	718
Interest expense	(7,028)	(8,888)	(8,002)
Other income (expense), net	2,232	(143)	350
Income before income taxes	47,395	38,605	38,106
Income tax expense	17,694	13,898	13,371
Net income	$29,701	$24,707	$24,735

Earnings per share — basic	$0.49	$0.40	$0.40

Earnings per share — diluted	$0.45	$0.38	$0.40

Weighted average shares — basic	60,701	62,536	61,925

Weighted average shares — diluted	74,642	68,296	62,357

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$40,661	$33,319
Accounts receivable, net	212,110	226,055
Prepaid expenses and other current assets	18,118	21,020
Deferred income taxes	4,603	3,748
Total current assets	275,492	284,142

Property and equipment, at cost	60,086	72,325
Less accumulated depreciation	(34,698)	(45,804)
Property and equipment, net	25,388	26,521

Goodwill	409,703	431,886
Other intangible assets, net	24,708	21,220
Deferred income taxes	913	4,427
Other assets	8,363	11,483
Total assets	$744,567	$779,679

Liabilities and Shareholders’ Equity
Current liabilities:
Bank term loans — current portion	$2,000	$3,602
Accounts payable	31,995	41,486
Accrued compensation and related liabilities	44,371	43,579
Deferred revenue	14,145	12,973
Income taxes payable	3,887	7,147
Other accrued expenses and liabilities	31,712	34,598
Total current liabilities	128,110	143,385

Bank line of credit	42,638	11,949
Bank term loans — long-term portion	—	5,143
Long-term debentures	175,000	175,000
Deferred income taxes	18,779	26,684
Other long-term liabilities	503	148
Total liabilities	365,030	362,309

Minority interest	2,930	1,248
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	267,743	269,303
Retained earnings	130,182	152,681
Accumulated other comprehensive income (loss)	(879)	15,356
Treasury stock, 2,658 and 2,952 shares, at cost	(21,086)	(21,865)
Total shareholders’ equity	376,607	416,122
Total liabilities and shareholders’ equity	$744,567	$779,679

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2004	64,705	$647	(6,106)	$(54,209)	$266,777	$85,366	$6,051	$304,632
Net income	—	—	—	—	—	29,701	—	29,701
Foreign currency translation	—	—	—	—	—	—	14,596	14,596
Comprehensive income								44,297
Acquisition consideration	—	—	3,868	34,255	—	(3,797)	—	30,458
Employee stock purchases and options exercised	—	—	1,363	12,087	—	(3,458)	—	8,629
Tax benefit from exercise of stock options	—	—	—	—	772	—	—	772
Share-based compensation	—	—	7	60	—	(4)	—	56
Purchases of treasury stock	—	—	(1,295)	(11,181)	—	—	—	(11,181)
Balances at December 31, 2004	64,705	647	(2,163)	(18,988)	267,549	107,808	20,647	377,663
Net income	—	—	—	—	—	24,707	—	24,707
Gain on net investment hedge, net of $146 tax	—	—	—	—	—	—	219	219
Foreign currency translation	—	—	—	—	—	—	(21,745)	(21,745)
Comprehensive income								3,181
Acquisition consideration	—	—	20	174	—	12	—	186
Employee stock purchases and options exercised	—	—	939	8,085	—	(2,384)	—	5,701
Tax benefit from exercise of stock options	—	—	—	—	194	—	—	194
Share-based compensation	—	—	16	140	—	39	—	179
Purchases of treasury stock	—	—	(1,470)	(10,497)	—	—	—	(10,497)
Balances at December 31, 2005	64,705	647	(2,658)	(21,086)	267,743	130,182	(879)	376,607
Net income	—	—	—	—	—	24,735	—	24,735
Loss on net investment hedge, net of $2,353 tax	—	—	—	—	—	—	(3,820)	(3,820)
Foreign currency translation	—	—	—	—	—	—	20,055	20,055
Comprehensive income								40,970
Employee stock purchases and options exercised	—	—	928	7,122	—	(2,203)	—	4,919
Tax benefit from exercise of stock options	—	—	—	—	222	—	—	222
Share-based compensation	—	—	28	214	1,338	(33)	—	1,519
Purchases of treasury stock	—	—	(1,250)	(8,115)	—	—	—	(8,115)
Balances at December 31, 2006	64,705	$647	(2,952)	$(21,865)	$269,303	$152,681	$15,356	$416,122

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2005	2006
Operating activities:
Net income	$29,701	$24,707	$24,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,006	11,486	12,187
Amortization of intangible assets	4,214	5,958	5,930
Deferred income tax expense	10,155	6,780	5,590
Provision for doubtful receivables	1,208	834	3,129
Share-based compensation	56	179	1,519
Other, net	(83)	2,101	207
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,948)	(11,412)	(11,246)
Other current and long-term assets	1,347	(1,035)	(6,273)
Accounts payable	4,685	5,076	8,235
Accrued compensation and related liabilities	(12,145)	(438)	(2,497)
Other accrued expenses and liabilities	(6,185)	(2,859)	(2,452)
Income taxes payable/refundable	9,914	(5,591)	5,741
Net cash provided by operating activities	36,925	35,786	44,805

Investing activities:
Acquisitions, net of cash acquired	(120,328)	(9,641)	(9,854)
Purchases of property and equipment, net	(7,357)	(10,757)	(10,579)
Capitalized software development costs	—	(2,514)	(878)
Other, net	300	579	280
Net cash used in investing activities	(127,385)	(22,333)	(21,031)

Financing activities:
Borrowings on long-term bank line of credit	246,448	359,758	375,248
Payments on long-term bank line of credit	(197,744)	(365,824)	(405,937)
Borrowings on bank term loans	6,000	—	10,523
Payments on bank term loans	(1,800)	(2,200)	(3,755)
Settlement of cross-currency interest rate swap	—	—	(6,112)
Employee stock purchases and options exercised	8,629	5,701	4,919
Purchases of treasury stock	(11,181)	(10,497)	(8,115)
Tax benefits from share-based compensation	—	—	222
Repayment of debt of acquired companies	(52,628)	—	—
Other, net	206	280	16
Net cash used in financing activities	(2,070)	(12,782)	(32,991)
Effect of foreign exchange rate changes on cash	4,439	(4,456)	1,875
Net decrease in cash and cash equivalents	(88,091)	(3,785)	(7,342)
Cash and cash equivalents, beginning of year	132,537	44,446	40,661
Cash and cash equivalents, end of year	$44,446	$40,661	$33,319

                See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Description of Operations

CIBER, Inc. and its subsidiaries provide information technology (“IT”) system integration consulting and other IT services on an international basis.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  We also resell certain third party IT hardware and software products.  Our clients consist primarily of governmental agencies, Fortune 500 and middle market companies, across most major industries.  Founded in 1974, our consultants serve clients from over 60 U.S. offices, over 20 European offices, and five offices in Asia/India/Pacific.

(2) Summary of Significant Accounting Policies

The following is a description of our more significant accounting policies.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries (together “CIBER,” “the Company,” “we,” “our,” or “us”).  All material inter-company balances and transactions have been eliminated.  Certain reclassifications have been made to the 2004 and 2005 financial statements to conform to the 2006 presentation.  These reclassifications have no effect on our previously reported net income or stockholders’ equity.

We have several international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.   In 2004, we recognized minority interest income of $70,000.  In 2005 and 2006, we recognized minority interest expense of $341,000 and $304,000, respectively.

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

(c) Revenue Recognition

CIBER primarily earns revenue from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  CIBER’s consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing, and (3) managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials, cost-plus or fixed price.  The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses separately billed to clients.

Revenue for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients is generally recognized based on the percentage-of-completion method in accordance with The American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under the percentage-of-completion method, management estimates the percentage of completion based upon the contract costs incurred to date as a percentage of the total estimated contract costs.  If the total cost estimate exceeds revenue, we accrue for the estimated loss immediately.  The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs.  Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses.  Such revisions may result in increases or decreases to revenue and income, and are reflected in the consolidated financial statements in the periods in which they are first identified.

Revenue for general IT consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.  For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance.  For fixed-price contracts, depending on the specific contractual provisions and nature of the deliverables, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved, or when final deliverables have been provided.

Managed IT services arrangements typically span several years.  Revenue from managed services time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering managed services are expensed as incurred, with the exception of labor and other costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period services are provided.  Amounts billable to the client for transition or set-up activities are also deferred and recognized as revenue evenly over the period that the managed services are provided.

Revenue for contracts with multiple elements is accounted for pursuant to Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” or SOP 97-2, “Software Revenue Recognition.”  We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met.  If such criteria are not met, then combined accounting is applied to all deliverables, whereby, all revenue is recognized based on the accounting applicable to the last element to be delivered.

Other revenue includes resale of third party IT hardware and software products, sales of proprietary software, as well as commissions on sales of IT products.  Some software sales arrangements also include implementation services and/or post-contract customer support.  In such multi-element arrangements, if the criteria are met, revenue is recognized based on the vendor specific objective evidence of the fair value of each element.  Software support revenue is recognized ratably over the term of the related agreement.  Revenue related to the sale of IT products is generally recognized when the products are shipped or, if applicable, when delivered and installed, in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we accrue revenue for services performed since the last billing cycle.  These unbilled amounts are generally billed the following month.  Unbilled accounts receivable also arise when percentage-of-completion accounting is used and costs plus estimated contract earnings exceed billings.  Such amounts are billed at specific milestone dates or at contract completion.  Management expects all unbilled accounts receivable to be collected within one year of the balance sheet date.  Billings in excess of revenue recognized are recorded as deferred revenue and are primarily comprised of deferred software support revenue.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds, and all other highly liquid investments with maturities of three months or less when purchased.  Substantially all of our cash balance at December 31, 2004, 2005 and 2006, was held by our European subsidiaries.

(e) Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable at their face amount less an allowance for doubtful accounts.  On a regular basis, we evaluate our client receivables, especially receivables that are past due, and we establish the allowance for doubtful accounts based on specific client collection issues.  At December 31, 2006, accounts receivable also includes $3.1 million expected to be collected on resolution of contractual claims.  We base estimated claims on the net amount that we currently believe to be probable of recovery.

(f) Property and Equipment

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

(g) Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the estimated fair value assigned to the net assets acquired.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in the notes to the consolidated financial statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Other intangible assets arise from business combinations and consist primarily of customer relationships that are amortized, on a straight-line basis, over periods of up to seven years.

(h) Capitalized Software Development Costs

For software we intend to sell, we capitalize internal software development costs from the time technological feasibility is established.  Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value.  At December 31, 2005 and 2006, unamortized software development costs were $2.5 million and $3.4 million, respectively, and are included in “other assets” on the balance sheet.  There was no related amortization expense in 2005 or 2006, as the software under development has not yet been released.  Amortization of the completed product will begin in 2007 over its estimated useful life of 36 months.

(i) Long-Lived Assets (excluding Goodwill)

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

(j) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss carryforwards.  Deferred tax amounts are based on enacted tax rates expected to be in effect during the year in which the differences reverse.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Deferred tax assets and liabilities are classified as current and non-current amounts based on the financial statement classification of the related asset and liability.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

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

(k) Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenue and expense are translated at average exchange rates for the period.  The resulting translation adjustments are included in “accumulated other comprehensive income” on the balance sheet.  Gains and losses arising from inter-company international transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

Foreign currency transaction gains and losses are included in the results of operations as incurred.  Foreign currency gains and losses on short-term inter-company loans and advances are also included in the results of operations as incurred.  We recorded a net foreign currency gain of $1.2 million in 2004, a net foreign currency loss of $1.2 million in 2005, and a net foreign currency gain of $676,000 in 2006; all of which are included in “other income, net” in the consolidated statement of operations.

(l) Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders’ equity.  Comprehensive income (loss) includes net income plus changes in cumulative foreign currency translation adjustment and gains or losses on foreign subsidiary net investment hedges, net of taxes.

The balance of “accumulated other comprehensive income (loss)” reflected on the consolidated balance sheets was comprised of the following:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation	Hedge Gain (Loss)	Total
	(In thousands)
Balance at January 1, 2005	$20,647	$—	$20,647
Change in foreign currency translation	(21,745)	—	(21,745)
Change in fair value of hedge, net of tax	—	219	219
Balance at December 31, 2005	(1,098)	219	(879)
Change in foreign currency translation	20,055	—	20,055
Change in fair value of hedge, net of tax	—	(3,820)	(3,820)
Settlement of net investment hedge	(3,789)	3,789	—
Balance at December 31, 2006	$15,168	$188	$15,356

(m) Recently Issued Accounting Standard

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions.  FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We will be required to adopt the provisions of FIN No. 48 on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the provisions of FIN No. 48 to determine its impact on our financial statements, but presently we anticipate that its adoption will not have a material impact on our financial statements.

(3) Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions — 2006

During the second quarter of 2006, we acquired two SAP consulting businesses in Europe for a total purchase price of approximately $7.4 million.  Approximately $5.3 million was paid during the current year and approximately $2.1 million is expected to be paid in future annual periods.  We acquired net tangible assets of approximately $800,000, other intangible assets of approximately $900,000 and recorded goodwill of approximately $5.7 million.  These businesses were added to our European Operations segment.

During the third quarter of 2006, we acquired the remaining 5% of the outstanding shares of Novasoft for consideration of approximately $4.7 million, bringing our total ownership percentage to 100%.  We also incurred approximately $250,000 for additional expenses related to this final acquisition.  This increased our goodwill balance by approximately $1.9 million.

Acquisitions — 2005

Effective July 1, 2005, we acquired Knowledge Systems Pvt. Ltd., an India-based professional services firm specializing in custom application development.  The results of this company are reported within our Commercial Solutions segment.  The purchase price was $2.5 million and the purchase agreement includes the possibility of future earn-out payments totaling $1.2 million to be paid through December 31, 2008.  The initial purchase price was allocated as follows: $244,000 to net tangible assets acquired, $50,000 to other intangibles and $2.2 million to goodwill.  Additional consideration of $60,000 was paid in 2006, which increased the related goodwill.

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

Acquisitions — 2004

Novasoft AG (“Novasoft”) — On September 10, 2004, we acquired approximately 67 percent of the net outstanding shares of Novasoft AG, an international SAP consultancy, headquartered in Heidelberg, Germany.  We acquired the Novasoft shares owned by the two founding partners of Novasoft, in a private transaction, for total consideration of $53.7 million, consisting of $37.7 million in cash and 2,338,023 shares of CIBER common stock valued at approximately $16.0 million.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended August 25, 2004.  In October 2004, CIBER filed with BaFin, the German securities authority, a compulsory cash offer to all of Novasoft’s public shareholders to acquire the remaining Novasoft shares.   Through this public offer, which concluded in November 2004, as well as other open market purchases, we acquired an additional 27 percent of Novasoft’s shares at a total cost of $23.3 million, bringing our total ownership percentage at December 31, 2004, to approximately 94 percent.

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

In 2004, we recorded goodwill of $50.0 million related to the acquisition of Novasoft.  The Novasoft goodwill has been assigned to our European Operations segment.  We expect that none of the Novasoft goodwill will be deductible for income tax purposes.  We have assigned $5.7 million to other intangible assets for the estimated fair value of customer relationships, which is being amortized on a straight-line basis over five years.  At the date of the acquisition, Novasoft had tax loss carryforwards in certain foreign jurisdictions for which a full valuation allowance has been recorded.  Any subsequent tax benefits from these loss carryforwards will be recorded as a reduction of goodwill.

Ascent Technology Group Limited (“Ascent”) — On May 24, 2004, we acquired Ascent Technology Group Limited and Subsidiaries.  Ascent, based in Leicestershire, U.K., provided IT services to medium-size enterprises, with a particular focus on software implementation and sales, including both SAP and Sage ERP solutions.   Ascent also developed and sold their own proprietary customer relationship management software.  At the time of the acquisition, Ascent had approximately 130 consultants.  This acquisition expanded our existing U.K. presence and allowed us to achieve economies of scale resulting in reduced overhead costs as a percentage of revenue.  The total consideration paid by CIBER for all of Ascent’s outstanding shares was approximately $21.7 million consisting of $20.2 million in cash, and approximately 177,000 shares of CIBER common stock valued at $1.5 million.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the ten trading days ended May 19, 2004.

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

SCB Computer Technology, Inc. (“SCB”) — On March 1, 2004, we acquired SCB Computer Technology, Inc. and Subsidiaries.  SCB, based in Memphis, Tennessee, provided IT services similar to CIBER, including consulting, outsourcing and professional staffing, with a particular focus on federal and state government clients, and has been combined with our existing operations.  At the date of the acquisition, SCB had approximately 1,250 consultants.  This acquisition primarily expanded our Federal Government Solutions and State & Local Government Solutions segments, and to a lesser extent, added beneficial customer relationships to our Commercial Solutions business.  We acquired SCB because we expected that a combined CIBER and SCB would be able to compete more effectively for larger public sector contracts.  The acquisition provided an opportunity to realize operational efficiencies in the form of lower combined selling, general and administrative costs, primarily by reducing SCB’s corporate administrative costs.  The total consideration paid by CIBER for all of SCB’s outstanding shares, options and warrants was approximately $57.3 million consisting of $44.3 million in cash, 1,353,000 shares of CIBER common stock valued at approximately $12.7 million and replacement employee stock options valued at $271,000.  The value of the CIBER shares issued was based on the average closing price of CIBER stock for the five trading days ended three days prior to the closing date.  Prior to the acquisition by CIBER, SCB common stock was publicly traded in the over-the-counter market.

We have recorded goodwill of $63.4 million related to the acquisition of SCB, which has been allocated to our Commercial Solutions, Federal Government Solutions and State & Local Government Solutions segments.  We expect that approximately $23.3 million of the total SCB goodwill will be deductible for income tax purposes.  We have assigned $12.2 million to other intangible assets for the estimated fair value of customer relationships, which is being amortized, on a straight-line basis over seven years.  SCB exit costs consisted of $2.1 million paid to terminate an office lease and $327,000 paid for severance of certain SCB personnel.

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

(4) Sales

Sale of IBM Staffing Operation

On August 1, 2005, we sold the portion of our IBM operation that was covered by IBM’s national staffing contract to a third party.  We recognized a gain of $1.0 million in other income for the year ended December 31, 2005, as a result of this transaction.  The agreement also specifies future payments may be made to CIBER in the event that performance of the transferred operation exceeds specified thresholds at the end of each of the next three years; which resulted in the recognition of an additional $280,000 in other income for the year ended December 31, 2006.

(5) Earnings per Share

Pursuant to the terms of our Convertible Senior Subordinated Debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), the dilutive effect of our Debentures has been included in our diluted earnings per share calculations in the 2004 and 2005 periods as further described below.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax cost of interest expense on the Debentures.

For purposes of our 2004 diluted earnings per share calculations, we assumed that the Debentures had been fully surrendered for conversion, the result of which would require us to issue approximately 12,830,000 shares of our common stock.  On January 4, 2005, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  On July 20, 2005, we increased our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of none of the Debentures.  Due to the irrevocable elections mentioned above, our calculations of diluted earnings per share for 2005 were calculated on a pro rata basis.

Our computation of earnings per share — basic and diluted is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)
Numerator:
Basic — net income as reported	$29,701	$24,707	$24,735
Interest expense related to the debentures, net of related tax effects	3,834	1,465	—
Diluted — net income assuming debenture conversion	$33,535	$26,172	$24,735
Denominator:
Basic weighted average shares outstanding	60,701	62,536	61,925
Dilutive effect of debentures	12,830	4,978	—
Dilutive effect of employee stock options	1,111	782	432
Diluted weighted average shares	74,642	68,296	62,357

Earnings per share — basic	$0.49	$0.40	$0.40
Earnings per share — diluted	$0.45	$0.38	$0.40

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 2,371,000, 4,124,000 and 5,798,000 for 2004, 2005 and 2006, respectively.

(6) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2005	2006
	(In thousands)
Billed accounts receivable	$158,232	$166,410
Unbilled — scheduled billings	47,795	51,635
Costs and estimated earnings in excess of billings	7,301	10,999
	213,328	229,044
Less allowance for doubtful accounts	(1,218)	(2,989)
	$212,110	$226,055

The activity in the allowance for doubtful accounts consists of the following:

		Additions			Effect of
	Balance at	Charge			foreign	Balance
	beginning	to cost and		Deductions	exchange	at end
	of period	expense	Other (1)	(Write-offs)	rate changes	of period
	(In thousands)
Year ended December 31, 2004	$1,656	1,208	832	(1,626)	—	$2,070
Year ended December 31, 2005	$2,070	834	—	(1,584)	(102)	$1,218
Year ended December 31, 2006	$1,218	3,129	—	(1,416)	58	$2,989

(1) Represents additions due to acquisitions

(7) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2006
	(In thousands)
Computer equipment and software	$41,640	$51,420
Furniture and fixtures	10,618	12,269
Leasehold improvements and other	7,828	8,636
	60,086	72,325
Less accumulated depreciation	(34,698)	(45,804)
Property and equipment, net	$25,388	$26,521

(8) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Commercial Solutions	Federal Gov’t. Solutions	State & Local Gov’t. Solutions	Package Solutions	European Operations	Total
	(In thousands)
Balance at January 1, 2005	$131,822	$74,616	$42,282	$38,171	$130,772	$417,663
Acquisitions	2,281	—	—	3,185	3,350	8,816
Adjustments on prior acquisitions	(4)	(47)	(16)	—	(430)	(497)
Effect of foreign exchange rate changes	—	—	—	—	(16,279)	(16,279)
Balance at December 31, 2005	134,099	74,569	42,266	41,356	117,413	409,703
Acquisitions	—	—	—	—	5,658	5,658
Acquisition of remaining Novasoft shares	—	—	—	—	1,855	1,855
Adjustments on prior acquisitions	149	(136)	(46)	—	(209)	(242)
Effect of foreign exchange rate changes	—	—	—	—	14,912	14,912
Balance at December 31, 2006	$134,248	$74,433	$42,220	$41,356	$139,629	$431,886

Amortized other intangible assets are comprised of the following:

	Cost	Accumulated Amortization	Intangible Assets, Net
December 31, 2005	(In thousands)
Noncompete agreements	$50	$(8)	$42
Customer relationships	37,789	(13,123)	24,666
	$37,839	$(13,131)	$24,708

December 31, 2006
Noncompete agreements	$50	$(25)	$25
Customer relationships	41,125	(19,930)	21,195
	$41,175	$(19,955)	$21,220

Aggregate amortization expense totaled $4.2 million, $6.0 million and $5.9 million in 2004, 2005 and 2006, respectively.

Amortization expense for future periods as estimated at December 31, 2006, consists of the following (in thousands):

Estimated Amortization Expense
Year ended December 31, 2007	$5,577
Year ended December 31, 2008	5,569
Year ended December 31, 2009	5,561
Year ended December 31, 2010	3,623
Year ended December 31, 2011	890

(9) Office Leases

We have non-cancelable operating leases for our office space.  We also have certain office locations that we have subleased to other parties.  Net rent expense for operating leases totaled $12.1 million, $13.4 million and $14.6 million in 2004, 2005 and 2006, respectively.

Future minimum lease payments and sublease receipts as of December 31, 2006, are:

	Rental Payments	Sublease Receipts
	(In thousands)
2007	$14,084	$615
2008	11,432	187
2009	7,792	—
2010	5,853	—
2011	2,168	—
Thereafter	6,069	—
	$47,398	$802

We have a lease costs reserve for certain office space that is vacant or has been subleased at a loss.  The activity in this reserve consists of the following (in thousands):

Lease Costs Reserve
Balance at January 1, 2005	$5,972
Cash payments	(3,784)
Foreign currency translation	(190)
Balance at December 31, 2005	1,998
Cash payments	(1,514)
Foreign currency translation	59
Balance at December 31, 2006	$543

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

Debenture issuance costs were approximately $5.8 million and are being amortized over five years to interest expense.  The unamortized debt issuance costs were $2.2 million as of December 31, 2006.  Of this amount, $1.2 million is included in prepaid and other current assets and $1.0 million is included in other assets in the accompanying consolidated balance sheet.

(11) Bank Line of Credit, Bank Term Loans and Financing Agreement

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2008.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract.  On December 31, 2006, the bank’s prime rate was 8.25% and our rate for borrowing was 7.00%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of December 31, 2006.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibits the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At December 31, 2006, we had approximately $6.2 million of outstanding letters of credit securing certain financial performance obligations and borrowings of $11.9 million, leaving approximately $41.9 million of remaining borrowing availability under the line of credit.

Long-Term Bank Term Loans — Long-term bank term loans consisted of the following:

	December 31,
	2005	2006
	(In thousands)
Loan payable in monthly installments of $200,000, plus interest at the same rate as our bank line of credit, maturing September 2006	$2,000	$—
Loan payable in monthly installments of $135,846 (including principal and interest), at a fixed interest rate of 7.11%, maturing November 2009	—	4,392
Loan payable in monthly installments of $203,739 (including principal and interest), at a fixed interest rate of 7.48%, maturing November 2008	—	4,353
	2,000	8,745
Less current portion	2,000	3,602
	$—	$5,143

Maturities — Maturities of long-term debt were as follows (in thousands):

Amount Maturing
2007	$3,602
2008	15,596
2009	1,496
2010	—
2011	—
Thereafter	175,000
$195,694

We may be required by the Debenture holders to repurchase the $175 million on December 15, 2008 (see Note 10).

Wholesale Financing Agreement — In connection with our operation as an authorized remarketer of certain computer hardware and other products, we have an Agreement for Wholesale Financing with IBM Credit LLC.  Outstanding amounts under this agreement, which totaled $8.6 million and $16.5 million at December 31, 2005 and 2006, respectively, are included in accounts payable.  Our payment of individual amounts financed is due within normal trade credit payment terms, generally 45 days, and are without interest.  Outstanding amounts under the Wholesale Financing Agreement are secured by certain accounts receivable.

(12) Financial Instruments

Net Investment Hedges

We have numerous investments in foreign subsidiaries, and the net assets of those subsidiaries are exposed to foreign currency exchange rate volatility.  From time to time, we may enter into cross-currency swap arrangements to partially hedge the foreign currency exposure associated with our net investment in certain foreign operations.  We consider cross-currency swaps to be effective hedges with gains/losses recorded as part of shareholders’ equity.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the cross-currency swap, both of which are recorded within “accumulated other comprehensive income (loss)” on the consolidated balance sheet.  During 2005, we recorded a net gain in shareholders’ equity of $219,000, and during 2006, we recorded a net loss in shareholders’ equity of $3.8 million from changes in the value of our cross-currency swaps, net of tax effects.

At December 31, 2006, we had two outstanding cross-currency swaps.  The first swap is for Euros and United States dollars (“USD”), has notional amounts of €20.0 million/$26.6 million and matures in September 2008.  During the term of this transaction, we will also remit to and receive from the counterparty interest payments equal to three-month EURIBOR plus 0.12% and three-month LIBOR rates, respectively.  At December 31, 2006, we pay interest at a rate of 3.76% and receive interest at a rate of 5.35% on the notional amounts, and such rates are reset quarterly.  The second swap is for Great British Pounds (“GBP”) and USD, has notional amounts of ₤12.5 million/$24.7 million and matures in September 2008.  During the term of this transaction, we will remit to and receive from the counterparty interest payments equal to two-month GBP-LIBOR plus 0.09% and two-month LIBOR rates, respectively.  At December 31, 2006, we pay interest at a rate of 5.38% and receive interest at a rate of 5.36% on the notional amounts, and such rates are reset quarterly.  The interest payments received will be recorded as a reduction of our reported interest expense.  The combined fair value of these swaps at December 31, 2006, was approximately $303,000.

Foreign Exchange Forward Contracts

We transact business in foreign currencies and from time to time, we will enter into foreign exchange forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  Increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses.  These foreign currency exposures typically arise from inter-company transactions, such as loans, between foreign entities and/or CIBER, Inc.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.   These foreign exchange forward contracts do not qualify as hedges and, accordingly, gains and losses from settlement of such contracts, as well as changes in fair value of any open contracts are included in “other income, net” in the consolidated statement of operations.  We recorded net gains of $376,000 and $748,000 in 2004 and 2005, respectively; while net losses of $311,000, were recorded in 2006.  We have an outstanding Euro/GBP foreign currency forward contract at December 31, 2006, with notional amounts of €11.5 million/₤7.8million.  This contract matures in March 2007 and had a fair value of approximately $69,000 at December 31, 2006.

We manage credit risk related to our cross-currency swap and our foreign exchange forward contracts through careful selection of the financial institution utilized as the counterparty.

Fair Value of Other Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature.  The book value of the borrowings under our bank line of credit approximate its fair value due to the variable interest rate on the borrowings.  At December 31, 2006, the book value of our $8.7 million bank term loans also approximate their fair value based on interest rates at December 31, 2006.  The estimated fair value of our $175 million of Debentures at December 31, 2005 and 2006, was approximately $149.0 million and $162.8 million, respectively, based on their trading prices.

(13) Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Current:
Federal	$2,945	$2,471	$1,190
State and local	1,203	1,435	1,234
Foreign	3,391	3,212	5,357
	7,539	7,118	7,781
Deferred:
Federal	8,503	5,812	6,167
State and local	2,041	1,530	1,362
Foreign	(389)	(562)	(1,939)
	10,155	6,780	5,590
Income tax expense	$17,694	$13,898	$13,371

U.S. and foreign income before income taxes are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
United States	$40,393	$31,351	$27,732
Foreign	7,002	7,254	10,374
	$47,395	$38,605	$38,106

Income tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$16,588	$13,512	$13,337
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	2,109	1,927	1,687
Nondeductible other costs	907	767	929
Federal research credit	(2,641)	(2,403)	(1,185)
Prior year return adjustments	—	—	(1,022)
Other	731	95	(375)
Income tax expense	$17,694	$13,898	$13,371

Our policy is to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities.  In accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” we establish the reserves based upon our assessment of the exposure associated with certain tax positions.  The tax reserves are analyzed periodically and adjusted, as events occur to warrant adjustment to the reserves, such as when the statutory period for assessing tax on a given tax return or period expires, the reserve associated with that period is reduced.  In addition, the adjustment to the reserve may reflect additional exposure based on current calculations.  Similarly, if tax authorities provide administrative guidance or a decision is rendered in the courts, appropriate adjustments will be made to the tax reserve.  At both December 31, 2005 and 2006, we have recorded a tax reserve of $2.5 million that is included in “other accrued expenses and liabilities” on the consolidated balance sheet.

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2005	2006
	(In thousands)
Deferred tax assets:
Accrued expenses	$4,800	$5,581
Federal tax credit carryforwards	4,288	5,789
U.S. net operating loss carryforwards	5,553	2,605
Foreign net operating loss carryforwards	8,640	12,412
Other	155	509
Total gross deferred tax assets	23,436	26,896
Less valuation allowance for Foreign NOL’s	(6,106)	(9,017)
Deferred tax assets, net	17,330	17,879
Deferred tax liabilities:
Capitalized software	(1,017)	(1,368)
Intangible assets	(28,656)	(33,760)
Other	(920)	(1,260)
Total gross deferred tax liabilities	(30,593)	(36,388)
Net deferred tax liability	$(13,263)	$(18,509)

Balance sheet classification of deferred taxes:
Deferred tax asset — current	$4,603	$3,748
Deferred tax asset — long-term	913	4,427
Deferred tax liability — long-term	(18,779)	(26,684)
Net deferred tax liability	$(13,263)	$(18,509)

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the net deferred tax assets.

At December 31, 2006, we have approximately $7.5 million of net operating loss (“NOL”) carryforwards for U.S. Federal tax purposes resulting from acquisitions.  Annual usage of these U.S. NOL’s are limited under U.S. tax rules, however, they do not begin to expire until 2022.  There is no valuation allowance for U.S. NOL’s as we expect to fully utilize them.  At December 31, 2006, we also have approximately $37.9 million of foreign NOL’s of which approximately $24.2 million were pre-acquisition NOL’s.  We have recorded a valuation allowance for over 70% of the foreign NOL’s due to the uncertainty over our ability to utilize them.  Less than 1% of the foreign NOL’s may expire.  Any additional realized benefit from any pre-acquisition NOL’s will be recorded as a reduction of goodwill.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries.  At December 31, 2006, these undistributed earnings totaled approximately $68.4 million.  If some of these earnings were distributed, some countries may impose withholding taxes; in addition, as foreign taxes have previously been paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distribution.  As such, it is not practicable to determine the net amount of the related unrecognized U. S. deferred tax liability.

We are routinely subject to examination by various domestic and foreign tax authorities.  The outcome of tax audits is always uncertain and could result in significant cash tax payments that could be material.  Tax audits may take long periods of time to ultimately resolve.  We do not believe the outcome of any tax audit at December 31, 2006, will have a material adverse effect on our consolidated financial position or results of operations.

(14) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan.  The Company matches a portion of the employee contribution.  Vesting in the Company matching contribution occurs over six years.  Forfeitures reduce the Company matching contributions.   We record forfeitures when a participant’s employment ends.  We recorded expense of $3.6 million, $4.5 million and $4.0 million in 2004, 2005 and 2006, respectively, related to this plan.

(15) Share-Based Compensation

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

Using the modified-prospective transition method, the compensation cost recognized during the year ended December 31, 2006, included (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006, was approximately $1.3 million and $1.1 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the year ended December 31, 2006, were each $0.02 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.  Share-based compensation cost is recognized in either Cost of Consulting Services or in Selling, General and Administrative Expense, as appropriate.  For the year ended December 31, 2006, approximately $1.0 million of our share-based compensation cost was recognized in Selling, General and Administrative Expense and the remainder, or approximately $481,000, was recognized in Cost of Consulting Services.

A summary of our recorded share-based compensation follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Total share-based compensation cost before taxes	$56	$179	$1,519
Income tax benefit related to share-based compensation	22	72	283
Total share-based compensation included in net income	$34	$107	$1,236

The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of SFAS No. 123 to share-based compensation for the periods prior to the adoption of SFAS No. 123(R).

		Year Ended December 31,
		2004	2005
		(In thousands, except per share data)
Net income, as reported		$29,701	$24,707
Deduct: Share-based compensation cost determined under the fair value based method, net of related tax effects		(7,322)	(9,032)
Pro forma net income		$22,379	$15,675

Earnings per share — basic:	As reported	$0.49	$0.40
	Pro forma	$0.37	$0.25
Earnings per share — diluted:	As reported	$0.45	$0.38
	Pro forma	$0.35	$0.25

Our pro forma share-based compensation cost for the years ended December 31, 2004 and 2005, was considerably higher than our share-based compensation cost for the year ended December 31, 2006.  This was primarily related to our acceleration of the vesting on approximately 962,000 and 2.6 million employee stock options during the years ended December 31, 2004 and 2005, respectively.  At December 31, 2005, substantially all of our outstanding stock options were fully vested and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

Share-Based Plans

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) — On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance bonuses or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of December 31, 2006, there are approximately 1,167,000 shares available for future grants under the 2004 Plan.  We issue stock from treasury for shares delivered under the 2004 Plan.

The 2004 Plan also implements a formula stock option plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors, and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  The 2004 Plan further provides that non-employee directors receive shares of CIBER common stock valued at approximately $2,500 for each Board and Annual Meeting attended.  Effective July 1, 2005, each non-employee director is also paid a $12,500 semi-annual retainer, of which between 50%-100% must be paid in stock, with the percentage to be set by the individual director.  Compensation expense for grants of common stock to non-employee directors were $56,000, $125,000 and $182,000 for the years ended December 31, 2004, 2005 and 2006, respectively, and are included in our total recorded share-based compensation costs.

Options granted under the 2004 Plan generally have an exercise price that is at least equal to the market value of our common stock on the date of issuance.  Options currently being granted under the 2004 Plan are subject to cliff or graded vesting, generally ranging from one to four years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our European Operations segment, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years; all 2004 Plan options must expire no later than 10 years from the date of grant.

At December 31, 2006, there were approximately 10,219,000 shares of CIBER common stock reserved for outstanding and available future grants under our stock option plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method.  Compensation costs related to options with graded vesting are recognized on a straight-line basis over the vesting period.  The expected life for options with a contractual life of 10 years is derived from historical data pertaining to option exercises and employee terminations.  The expected life for options with a contractual life of less than 10 years is derived using the SEC’s “shortcut method,” as we did not have any historical data pertaining to options with contractual lives of less than 10 years upon which to base an expected term assumption.  Expected volatilities are based on historical volatility of our common stock.  The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experience and expected future changes.   A summary of the weighted average assumptions used for options granted follows:

	Year Ended December 31,
	2004	2005	2006
Expected life	5 years	5 years	4.1 years
Risk-free interest rate	3.40%	4.12%	4.77%
Expected volatility	47%	50%	38%
Dividend yield	0%	0%	0%

A summary of stock option activity for 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Options in thousands)
Outstanding at January 1, 2006	9,397	$8.10
Granted	897	$6.41
Exercised	(371)	$4.95
Expired or cancelled	(851)	$10.44
Forfeited	(20)	$6.49
Outstanding at December 31, 2006	9,052	$7.84	6.1	$5,187,431

Exercisable at December 31, 2006	8,283	$7.97	6.0	$4,883,467

The weighted average grant-date fair value of options granted during the years ended December 31, 2004, 2005 and 2006, was $3.94, $3.53 and $2.36, respectively.  The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the years ended December 31, 2004, 2005 and 2006, was approximately $2.4 million, $666,000 and $655,000, respectively.

For the year ended December 31, 2006, cash received from the exercise of stock options was approximately $1.8 million and the income tax benefit realized from the exercise of stock options was approximately $222,000.  As of December 31, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan (“ESPP”) — Under our ESPP, which is a nonqualified plan, eligible employees are allowed to purchase shares of our common stock through after-tax payroll deductions at a price equal to 85% of the lesser of the fair market value on the first day of the applicable offering period or on the last day of the respective purchase period.  Each offering period is equal to three months.  Under this plan, substantially all employees may elect to contribute up to $4,000 of their compensation during one calendar year.  A total of 8,750,000 shares of common stock have been authorized for issuance under the ESPP, of which, approximately 1,333,000 shares are available at December 31, 2006, for future issuances.  In 2006, we issued 414,265 shares under our ESPP and the related compensation cost recorded under SFAS No. 123R was approximately $582,000.  In 2005 and 2004, we issued 700,472 and 778,732 shares, respectively, under the ESPP.

(16) Shareholders’ Equity

Repurchase Program — In 1999, we began a common stock share repurchase program.  The program has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase our common stock or our Debentures, whichever is determined to be more advantageous.  Through December 31, 2006, the Board had approved up to $12.5 million for repurchases under the revised program.  In 2006, we repurchased 1,250,000 shares of common stock at a cost of $8.1 million.  We have not repurchased any of our Debentures under this program as of December 31, 2006.  At December 31, 2006, there was approximately $3.8 million remaining for future repurchases under this program.

Shelf Registration Statement on Form S-4 — At December 31, 2006, we have an effective registration statement on Form S-4, under which 4,373,967 shares of our common stock remain available and which may be used from time to time in connection with future business combinations.

Shelf Registration Statement on Form S-3 — At December 31, 2006, we have an effective registration statement on Form S-3, under which up to 10,000,000 shares of our common stock may be sold in the future.  This registration statement enables us to raise funds from the offering of common stock from time to time, subject to market conditions and our capital needs.

Stock Purchase Rights — On September 21, 1998, CIBER, Inc. paid a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of CIBER, Inc. common stock (“Common Stock”).  A Right is also attached to all shares of Common Stock issued after the dividend date.  Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Preferred Stock, par value $0.01, at a purchase price of two hundred fifty dollars, subject to adjustment.  The Rights become exercisable ten business days following a public announcement that a person or group has acquired, or has commenced or intends to commence a tender offer for 15% or more of our outstanding Common Stock.  In the event the Rights become exercisable, each Right will entitle its holder, other than the Acquiring Person (as defined in the Rights Agreement), to that number of shares of our Common Stock having a market value of two times the exercise price of the Right.  In the event the Rights become exercisable because of a merger or certain other business combination, each Right will entitle its holder to purchase common stock of the acquiring company having a market value of two times the exercise price of the Right.  If the Rights were fully exercised, the shares issued would cause substantial dilution to the Acquiring Person or the Shareholders of the acquiring company.  We can redeem the Rights in their entirety, prior to their becoming exercisable, at $0.001 per Right.  The Rights expire on August 28, 2008, unless extended or earlier redeemed.

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

(18) Business and Credit Concentrations

Financial instruments that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable.  Our cash and cash equivalents are in high-credit quality short-term investments and held by high-credit qualified financial institutions.  Accounts receivable are reviewed on a periodic basis, and an allowance for bad debts is recorded where such amounts are determined to be uncollectible.  We do not require collateral from our customers.  Our revenue and accounts receivable are principally concentrated with large companies across several industries and governmental entities located throughout the United States and Europe.

(19) Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography, and they consist of Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, Package Solutions and European Operations.  Our Commercial Solutions, Federal Government Solutions and State & Local Government Solutions segments comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, Federal or State & Local); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India-based operations are considered part of our Commercial Solutions segment.  Our U.S. Package Solutions segment is comprised of our CIBER Enterprise Solutions division that primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, SAP and Lawson.  Our European Operations segment represents our offices in Europe, Eastern Asia, Australia and New Zealand that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies in Note 2, except for share-based compensation.  Share-based compensation is not charged to operating segments, but rather is recorded as part of corporate expenses.  We do not account for, or report to, our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.

Our largest client is the various agencies of the U.S. Federal Government, which accounted for approximately 16%, 15% and 14% of our total revenue in 2004, 2005 and 2006, respectively.  Revenue from the U.S. Federal Government comprised 97% of our Federal Government Solutions segment’s total revenue in 2006.  In addition, our State & Local Government Solutions segment had two clients that comprised 22% and 11% of that segment’s total revenue in 2006.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Total revenue:
Commercial Solutions	$353,501	$355,523	$356,534
Federal Government Solutions	147,685	159,836	141,286
State & Local Government Solutions	115,493	125,866	141,143
U.S. Package Solutions	88,002	102,864	115,107
European Operations	140,790	214,502	244,262
Inter-segment	(2,450)	(2,582)	(2,495)
Total revenue	$843,021	$956,009	$995,837

Income from operations:
Commercial Solutions	$29,281	$25,478	$24,782
Federal Government Solutions	19,633	20,306	14,024
State & Local Government Solutions	8,788	5,555	11,657
U.S. Package Solutions	7,974	11,436	8,266
European Operations	9,067	8,550	13,087
Corporate expenses	(19,261)	(18,711)	(20,846)
Total	55,482	52,614	50,970
Amortization of intangibles	(4,214)	(5,958)	(5,930)
Operating income	$51,268	$46,656	$45,040

Other information:
Total foreign revenue(1)	$144,783	$221,182	$251,384
Total foreign long-lived assets (2)	$158,462	$138,464	$163,394

(1) Represents sales to all foreign clients based on client locations.

(2) This balance includes $148.6 million, $130.4 million and $151.9 million of goodwill and other intangible assets as of December 31, 2004, 2005 and 2006, respectively.

(20) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)
Acquisitions:
Fair value of assets recorded, excluding cash	$256,125	$10,742	$10,411
Liabilities recorded	(105,339)	(915)	(2,581)
Minority interest reduction	—	—	2,024
Common stock and options issued	(30,458)	(186)	—
Cash paid for acquisitions, net of cash acquired	$120,328	$9,641	$9,854

Noncash investing and financing activities:
Note forgiveness as acquisition consideration	$1,174	$—	$—
Value of shares and options issued for acquisitions	30,458	186	—
Cash paid for interest	6,845	8,691	8,369
Cash paid for income taxes, net	533	12,226	1,908

(21) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2005
Revenue	$239,565	$240,955	$237,385	$238,104	$956,009
Operating income	14,202	13,300	11,330	7,824	46,656
Net income	7,797	6,592	6,761	3,557	24,707
Earnings per share — basic	$0.12	$0.11	$0.11	$0.06	$0.40
Earnings per share — diluted	$0.12	$0.10	$0.11	$0.06	$0.38

Year ended December 31, 2006
Revenue	$241,743	$249,968	$246,618	$257,508	$995,837
Operating income	9,674	12,874	10,269	12,223	45,040
Net income	4,450	6,752	6,072	7,461	24,735
Earnings per share — basic	$0.07	$0.11	$0.10	$0.12	$0.40
Earnings per share — diluted	$0.07	$0.11	$0.10	$0.12	$0.40

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CIBER, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 7, 2007

Item 9B.    Other Information

None

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2007 Annual Meeting of Shareholders scheduled for May 3, 2007 (the “2007 Proxy Statement”), within 120 days after December 31, 2006, and certain information included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

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

The additional information required by this item is incorporated by reference from the sections captioned “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Practices” in CIBER’s 2007 Proxy Statement.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” in CIBER’s 2007 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by shareholders	8,846,000	$7.80	2,500,105	(2)

Equity compensation plans/arrangements not approved by shareholders (3)	206,222	$9.52	—
Total	9,052,222	$7.84	2,500,105

(1)  Excludes securities to be issued upon exercise of outstanding options and rights.

(2)  Includes 1,166,638 shares remaining available for future grants at December 31, 2006, under our 2004 Incentive Plan plus 1,333,467 shares available for future sales to employees under our Employee Stock Purchase Plan.

(3)  Represents shares issued under the SCB Employee Inducement Award Plan.

The additional information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CIBER’s 2007 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices” in CIBER’s 2007 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Independent Registered Public Accounting Firm” in CIBER’s 2007 Proxy Statement.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements
		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Operations — Years Ended December 31, 2004, 2005 and 2006
		Consolidated Balance Sheets — December 31, 2005 and 2006
		Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2004, 2005 and 2006
		Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2005 and 2006
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

CIBER, Inc.

Date: March 8, 2007	By:	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY G. STEVENSON	Chairman of the Board and Founder	March 8, 2007
Bobby G. Stevenson

/s/ MAC J. SLINGERLEND	Chief Executive Officer, President, Secretary and Director	March 8, 2007
Mac J. Slingerlend	(Principal Executive Officer)

/s/ DAVID G. DURHAM	Chief Financial Officer, Senior Vice President and Treasurer	March 8, 2007
David G. Durham	(Principal Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO	Vice President/Chief Accounting Officer	March 8, 2007
Christopher L. Loffredo	(Principal Accounting Officer)

/s/ PETER H. CHEESBROUGH	Director	March 8, 2007
Peter H. Cheesbrough

/s/ PAUL A. JACOBS	Director	March 8, 2007
Paul A. Jacobs

/s/ ARCHIBALD J. MCGILL	Director	March 8, 2007
Archibald J. McGill

/s/ GEORGE A. SISSEL	Director	March 8, 2007
George A. Sissel

/s/ JAMES C. SPIRA	Director	March 8, 2007
James C. Spira

/s/ JAMES C. WETHERBE	Director	March 8, 2007
James C. Wetherbe

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
2.1	First Amendment to Merger Agreement, dated January 20, 2004, among CIBER, Inc., Daphne Acquisition Corporation and SCB Computer Technology, Inc.	POS AM to S-4	333-102780	1/27/2004
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A.	8-K	001-13103	9/16/1998
4.3	Amendment to the Rights Agreement, dated as of February 18, 2003, between CIBER, Inc. and UMB Bank, N.A.	10-K	001-13103	3/27/2003
4.4	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee	8-K	001-13103	12/2/2003
4.5	Notice to Well Fargo Bank Minnesota, N.A., trustee regarding rights of Debenture holders	10-Q	001-13103	8/8/2005
10.1*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4*	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5*	Employment Agreement with Mac J. Slingerlend dated March 30, 2005	8-K	001-13103	4/1/2005
10.6*	Employment Agreement with David G. Durham dated January 22, 2001	10-K	001-13103	3/23/2001
10.7*	Employment Agreement with David E. Girard dated August 16, 2005	8-K	001-13103	8/18/2005
10.8*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.9*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.10	Office Building Lease dated as of February 1, 2003 between Building One DTC Limited Partnership as Landlord and CIBER, Inc. as Tenant	10-K	001-13103	3/27/2003
10.11	Voting and Option Agreement dated as of October 24, 2003 between CIBER, Inc. and T. Scott Cobb and T. Scott Cobb, Jr. and Jeffery Cobb	8-K	001-13103	10/30/2003
10.12*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.13*	CIBER, Inc. 2004 Incentive Plan	S-8	333-115951	5/27/2004
10.14*	Fourth revision to the CIBER, Inc. Salary Continuation Retirement Plan for Mac J. Slingerlend dated as of March 30, 2005	8-K	001-13103	4/1/2005
10.15	Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A. dated August 15, 2003	8-K	001-13103	8/20/2003

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
10.16	First Amendment to Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A., dated March 31, 2004	10-Q	001-13103	5/3/2004
10.17	Second Amendment to Amended and Restated Credit and Security Agreement dated as of October 1, 2004 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	10/7/2004
10.18	Third Amendment to Amended and Restated Credit and Security Agreement dated as of March 31, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	4/1/2005
10.19	Fourth Amendment to Amended and Restated Credit and Security Agreement dated as of July 11, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	7/12/2005
10.20	Fifth Amendment to Amended and Restated Credit and Security Agreement dated as of December 20, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	10-K	001-13103	2/28/2006
10.21	Sixth Amendment to Amended and Restated Credit and Security Agreement dated as of September 19, 2006 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	9/22/2006
10.22

Share Purchase Agreement relating to Shares of Novasoft AG dated August 27, 2004 between Dr. Georg Konrad and Dr. Laszlo Gotthard as Sellers, and CIBER Holding GmbH (in formation) and CIBER, Inc. as Purchasers

		8-K	001-13103	9/2/2004
10.23*	Employment agreement with Wallace W. Birdseye dated January 3, 2007		Filed herewith
10.24*	Employment agreement with Terje Laugerud dated January 1, 2003	10-K	001-13103	3/14/2005
10.25*	Description of Director Compensation	8-K	001-13103	5/4/2005
10.26	Promissory Note dated as of November 15, 2006 between CIBER, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	001-13103	11/21/2006
10.27	Installment Payment Agreement dated as of November 16, 2006 between CIBER, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	001-13103	11/21/2006
12.1	Computation of Ratio of Earnings to Fixed Charges		Filed herewith
21.1	List of Subsidiaries of CIBER, Inc.		Filed herewith
23.1	Consent of Ernst & Young, LLP		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
99.1	Reconciliation of Non-GAAP Financial Measures		Filed herewith

* Indicates a management contract or compensatory plan or arrangement.