Form 10-Q
period 2007-03-31
CIBER INC
filed 2007-05-07
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

5251 DTC Parkway, Suite 1400
Greenwood Village, Colorado 80111
(Address of Principal Executive Offices, including Zip Code)

(303) 220-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑ No

There were 61,275,972 shares of the registrant’s Common Stock outstanding as of March 31, 2007.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2007

Consulting services	$227,338	$244,958
Other revenue	14,405	14,227
Total revenue	241,743	259,185

Cost of consulting services	171,628	179,878
Cost of other revenue	7,445	9,279
Selling, general and administrative expenses	51,549	55,980
Amortization of intangible assets	1,447	1,391
Operating income	9,674	12,657
Interest income	132	129
Interest expense	(2,034)	(1,922)
Other expense, net	(388)	(360)
Income before income taxes	7,384	10,504
Income tax expense	2,934	3,939
Net income	$4,450	$6,565

Earnings per share — basic	$0.07	$0.11

Earnings per share — diluted	$0.07	$0.11

Weighted average shares — basic	62,118	61,520

Weighted average shares — diluted	62,478	62,073

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$33,319	$20,646
Accounts receivable, net of allowances of $2,989 and $1,380	226,055	235,839
Prepaid expenses and other current assets	21,020	22,046
Deferred income taxes	3,748	3,972
Total current assets	284,142	282,503

Property and equipment, at cost	72,325	66,420
Less accumulated depreciation	(45,804)	(40,430)
Property and equipment, net	26,521	25,990

Goodwill	431,886	433,027
Other intangible assets, net	21,220	19,878
Deferred income taxes	4,427	4,970
Other assets	11,483	10,323
Total assets	$779,679	$776,691

Liabilities and Shareholders’ Equity
Current liabilities:
Bank term loans — current portion	$3,602	$3,602
Accounts payable	41,486	25,918
Accrued compensation and related liabilities	43,579	47,330
Deferred revenue	12,973	13,513
Income taxes payable	7,147	8,008
Other accrued expenses and liabilities	34,598	31,502
Total current liabilities	143,385	129,873

Bank line of credit	11,949	16,316
Bank term loans — long-term portion	5,143	4,279
Long-term debentures	175,000	175,000
Deferred income taxes	26,684	28,557
Other long-term liabilities	148	34
Total liabilities	362,309	354,059

Minority interest	1,248	1,441
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	269,303	269,943
Retained earnings	152,681	158,841
Accumulated other comprehensive income	15,356	16,877
Treasury stock, 2,952 and 3,429 shares, at cost	(21,865)	(25,117)
Total shareholders’ equity	416,122	421,191
Total liabilities and shareholders’ equity	$779,679	$776,691

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

					Additional		Accumulated	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balances at January 1, 2007	64,705	$647	(2,952)	$(21,865)	$269,303	$152,681	$15,356	$416,122
Net income	—	—	—	—	—	6,565	—	6,565
Loss on net investment hedge, net of $172 tax	—	—	—	—	—	—	(281)	(281)
Foreign currency translation	—	—	—	—	—	—	1,802	1,802
Comprehensive income								8,086
Employee stock purchases and options exercised	—	—	260	1,919	—	(400)	—	1,519
Tax benefit from exercise of stock options	—	—	—	—	74	—	—	74
Share-based compensation	—	—	13	94	566	(5)	—	655
Purchases of treasury stock	—	—	(750)	(5,265)	—	—	—	(5,265)
Balances at March 31, 2007	64,705	$647	(3,429)	$(25,117)	$269,943	$158,841	$16,877	$421,191

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities:
Net income	$4,450	$6,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,895	2,846
Amortization of intangible assets	1,447	1,391
Deferred income tax expense	2,230	1,467
Provision for (recovery of) doubtful receivables	378	(548)
Share-based compensation	348	655
Other, net	145	758
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,068)	(8,753)
Other current and long-term assets	(3,849)	(684)
Accounts payable	(4,529)	(15,627)
Accrued compensation and related liabilities	1,303	3,578
Other accrued expenses and liabilities	(1,890)	(1,727)
Income taxes payable/refundable	1,197	1,362
Net cash provided by (used in) operating activities	1,057	(8,717)

Investing activities:
Acquisitions, net of cash acquired	—	(1,365)
Purchases of property and equipment, net	(2,567)	(2,218)
Capitalized software development costs	(180)	—
Net cash used in investing activities	(2,747)	(3,583)

Financing activities:
Borrowings on long-term bank line of credit	83,904	91,533
Payments on long-term bank line of credit	(89,877)	(87,166)
Payments on bank term loans	(800)	(864)
Employee stock purchases and options exercised	1,757	1,519
Purchases of treasury stock	(2,336)	(5,265)
Tax benefits from share-based compensation	28	74
Net cash used in financing activities	(7,324)	(169)
Effect of foreign exchange rate changes on cash	849	(204)
Net decrease in cash and cash equivalents	(8,165)	(12,673)
Cash and cash equivalents, beginning of period	40,661	33,319
Cash and cash equivalents, end of period	$32,496	$20,646

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three month period ended March 31, 2007, are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2007.

Significant Accounting Policies.  For a description of our significant accounting policies, see Note 2 (Summary of Significant Accounting Policies) to the Company’s Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2006.

Reclassifications.  We have reclassified certain amounts in the 2006 consolidated financial statements from “consulting services” to “other revenue” and from “cost of consulting services” to “cost of other revenue” in order to conform to the 2007 presentation.  The reclassifications have no effect on total revenues, total costs, operating income or shareholders’ equity, as previously reported.

Minority Interest.  We have several international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the consolidated balance sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income, net” in the consolidated statement of operations.   For the three month periods ended March 31, 2006 and 2007, we recognized minority interest expense of $193,000 and $236,000, respectively.

Income Taxes.  We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007, and there was no impact to our financial statements.  FIN 48 clarifies the accounting for uncertainty in income tax positions.  FIN 48 provides that the tax affects from an uncertain tax position can be recognized in our financial statements, only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position.  Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.  This determination requires a high degree of judgment and estimation.

As of adoption, the total gross amount of unrecognized tax benefits for uncertain tax positions was $2.5 million.  Through the period ended March 31, 2007, there have been no material changes to this accrued liability.  Most of our unrecognized tax benefits would affect our effective tax rate if recognized.  Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions.  We routinely have tax examinations in process.  Currently, our U.S. Federal income tax return and most of our state tax returns dating back to 2003 are open to possible examination.  Our most significant foreign operations are in the U.K., the Netherlands and Germany, where we are no longer subject to tax examination for years prior to 2004, 2001 and 1997, respectively.

We record interest expense related to income taxes in interest expense and we record tax penalties in selling, general and administrative expenses.  Tax-related interest and penalties are not material.

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended
	March 31,
	2006	2007
	(In thousands, except per share data)
Numerator:
Net income, as reported	$4,450	$6,565
Denominator :
Basic weighted average shares outstanding	62,118	61,520
Dilutive effect of employee stock options	360	553
Diluted weighted average shares outstanding	62,478	62,073

Earnings per share — basic	$0.07	$0.11
Earnings per share — diluted	$0.07	$0.11

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 6,291,000 and 5,757,000 for the three months ended March 31, 2006 and 2007, respectively.

(3) Convertible Senior Subordinated Debentures

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.   The conversion price is subject to adjustment in certain circumstances.  In 2005, we made irrevocable elections to settle in cash and not in shares, 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock.

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

(4) Bank Line of Credit

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A that expires on September 30, 2008.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters, or, if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract.  On March 31, 2007, the bank’s prime rate was 8.25% and our rate for borrowing was 7.00%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of March 31, 2007.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At March 31, 2007, we had $6.2 million of outstanding letters of credit securing certain financial performance obligations and borrowings of $16.3 million, leaving approximately $37.5 million of remaining borrowing availability under the line of credit.

(5) Shareholder’s Equity

Repurchase Program — In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase either our common stock or our Debentures, whichever is determined to be more advantageous.  Through March 31, 2007, the board had approved up to $22.5 million for repurchases under the revised program.  During the three months ended March 31, 2007, we repurchased 750,000 common shares under this program at a cost of approximately $5.3 million.  We have not repurchased any of our Debentures under this program as of March 31, 2007.  At March 31, 2007, there was approximately $8.5 million remaining for future repurchases under this program.

(6) Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography, and they consist of Commercial Solutions, Federal Government Solutions, State & Local Government Solutions, U.S. Package Solutions and European Operations.  Our Commercial Solutions, Federal Government Solutions and State & Local Government Solutions segments comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, Federal or State & Local); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India-based operations are considered part of our Commercial Solutions segment.  Our U.S. Package Solutions segment primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, SAP and Lawson.  Our European Operations segment represents our offices in Europe, Eastern Asia, Australia and New Zealand that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.

We evaluate our segments’ results of operations based on operating income before amortization of intangible assets.  The accounting policies of our reportable segments are the same as those disclosed in the Summary of Significant Accounting Policies in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, except for share-based compensation.  Share-based compensation is not charged to operating segments, but rather is recorded as part of corporate expenses.  We do not account for, or report to, our chief executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.

The following presents financial information about our reportable segments:

	Three Months Ended March 31,
	2006	2007
	(In thousands)
Total revenue:
Commercial Solutions	$89,007	$91,886
Federal Government Solutions	36,512	34,147
State & Local Government Solutions	32,897	35,488
U.S. Package Solutions	28,562	27,202
European Operations	55,387	71,407
Inter-segment	(622)	(945)
Total revenue	$241,743	$259,185

Income from operations:
Commercial Solutions	$5,238	$7,874
Federal Government Solutions	3,560	2,553
State & Local Government Solutions	1,952	3,569
U.S. Package Solutions	3,178	1,992
European Operations	2,308	3,636
Corporate expenses	(5,115)	(5,576)
Total	11,121	14,048
Amortization of intangibles	(1,447)	(1,391)
Operating income	$9,674	$12,657

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP” financial measures under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which are provided in Exhibit 99.1 to this Quarterly Report on Form 10-Q, and are incorporated by reference herein.

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

Results of Operations

Consolidated

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$227,338	$244,958
Other revenue	14,405	14,227
Total revenue	241,743	259,185
Gross profit — consulting services	55,710	65,080
Gross profit — other revenue	6,960	4,948
Gross profit — total	62,670	70,028
SG&A total	51,549	55,980
Operating income before amortization	11,121	14,048
Amortization	1,447	1,391
Operating income	9,674	12,657
Interest and other expense, net	(2,290)	(2,153)
Income before income taxes	7,384	10,504
Income tax expense	2,934	3,939
Net income	$4,450	$6,565

Average hourly billing rate	$78	$81
Consultant utilization	86%	84%
Average billable headcount	7,050	7,185

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2006	2007
Consulting services	94.0%	94.5%
Other revenue	6.0	5.5
Total revenue	100.0	100.0
Gross profit — consulting services	24.5	26.6
Gross profit — other revenue	48.3	34.8
Gross profit — total	25.9	27.0
Selling, general and administrative expenses	21.3	21.6
Operating income before amortization	4.6	5.4
Amortization of intangible assets	0.6	0.5
Operating income	4.0	4.9
Interest and other expense, net	(1.0)	(0.9)
Income before income taxes	3.0	4.0
Income tax expense	1.2	1.5
Net income	1.8%	2.5%

Three Months Ended March 31, 2007, as compared to Three Months Ended March 31, 2006

Total revenue increased over 7% to $259.2 million for the three months ended March 31, 2007, from $241.7 million for the three months ended March 31, 2006.  Revenue grew organically by approximately 4% quarter over quarter led by strong growth in our European, State & Local and Commercial segments.   Organic revenue growth was strongest in our European segment, which, adjusting for foreign currency effects grew approximately 15%, as well as our State & Local segment, which grew approximately 8%, and followed by 3% organic growth in our Commercial segment, all compared to the first quarter of 2006.  Our average number of billable consultants working during the quarter increased 2% to 7,185 for the three months ended March 31, 2007, from approximately 7,050 for the three months ended March 31, 2006.  Additionally, our average hourly billing rate increased approximately $3 per hour to $81 per hour for the three months ended March 31, 2007, from $78 per hour for the three months ended March 31, 2006.  Higher billing rates in our Commercial segment, which continued its migration away from staffing toward a project solution-based business model, accounted for the majority of the increase.  The increases in billable consultants and average hourly billing rate were offset by lower utilization, which decreased approximately 2% to 84% for the three months ended March 31, 2007, from 86% for the three months ended March 31, 2006.  Other revenue for the three months ended March 31, 2007, was relatively flat compared to the same period of 2006, totaling $14.2 million in 2007, compared to $14.4 million in 2006.

In total, our gross profit percentage increased to 27.0% of revenue for the three months ended March 31, 2007, from 25.9% of revenue for the same period of 2006.  Gross profit on services revenue accounted for the quarter over quarter gross profit percentage increase, improving by 210 basis points.  The increase in gross profit percentage reflects a strong consulting services margin improvement in both our Europe and Commercial segments which improved 280 basis points and 270 basis points, respectively, and more modest improvements in our State & Local and Package segments.  The decrease in gross profit percentage on other revenue to 34.8% for the three months ended March 31, 2007, from 48.3% for the three months ended March 31, 2006, was primarily due to a large, low-margin hardware sale in the Commercial segment, and a decrease in high-margin hardware commission sales in our Package segment, and, to a lesser extent, low-margin hardware sales in Europe.

Selling, general and administrative expenses (“SG&A”) increased as a percentage of revenue to 21.6% for the first three months of 2007, compared to 21.3% for the same period in 2006.

Other expense, net was $360,000 during the three months ended March 31, 2007, compared to other expense, net of $388,000 during the three months ended March 31, 2006.  Other expense in 2007 consisted primarily of minority interest expense of $236,000 and foreign currency losses of $132,000.  Other expense in 2006 consisted primarily of foreign currency losses of $196,000 and minority interest expense of $193,000.

Our effective tax rates were 37.5% and 39.7% for the three months ended March 31, 2007 and 2006, respectively.  The lower tax rate in 2007 was due primarily to the benefit of a research and experimentation credit in 2007, that expired at the end of 2005, and was not extended by the U.S. Congress until December of 2006.

Segments

Commercial Solutions

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$86,461	$86,742
Other revenue	2,546	5,144
Total revenue	89,007	91,886
Gross profit — consulting services	22,286	24,702
Gross profit — other revenue	254	791
Gross profit — total	22,540	25,493
SG&A total	17,302	17,619
Operating income	$5,238	$7,874

Gross profit percentage — consulting services	25.8%	28.5%
Gross profit percentage — other revenue	10.0%	15.4%
Gross profit percentage — total	25.3%	27.7%
SG&A percentage	19.4%	19.2%
Operating income percentage	5.9%	8.6%

Average hourly billing rate	$67	$70
Consultant utilization	91%	88%
Average billable headcount	2,845	2,845

Revenue in the Commercial segment increased 3% for the three months ended March 31, 2007, compared to the same period in 2006 due mainly to an increase in other revenue resulting from a single, large hardware sale.  Consulting services revenue was relatively flat in 2007 compared to 2006.

Gross profit percentage on services revenue increased by 270 basis points to 28.5% for the three months ended March 31, 2007, compared to 25.8% for the three months ended March 31, 2006.  A continued shift toward higher margin solutions business, reflected by an increase in average billing rates accounted for the majority of the increase.    Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, increased by 540 basis points to a healthy 15.4% for the three months ended March 31, 2007, compared to a lower than normal 10.0% for the same period in 2006.

The Commercial segment’s operating income percentage improved 270 basis points to 8.6% for the three months ended March 31, 2007, compared to 5.9% for the three months ended March 31, 2006, due to the previously discussed gross profit increases combined with slightly lower SG&A costs as a percentage of revenue.

Federal Government Solutions

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$36,512	$33,684
Other revenue	—	463
Total revenue	36,512	34,147
Gross profit-consulting services	7,927	6,804
Gross profit-other revenue	—	19
Gross profit-total	7,927	6,823
SG&A total	4,367	4,270
Operating income	$3,560	$2,553

Gross profit percentage-consulting services	21.7%	20.2%
Gross profit percentage-other revenue	—%	4.1%
Gross profit percentage-total	21.7%	20.0%
SG&A percentage	11.9%	12.5%
Operating income percentage	9.8%	7.5%

Average hourly billing rate	$49	$51
Consultant utilization	89%	84%
Average billable headcount	1,585	1,500

Federal revenue decreased almost 7% during the three months ended March 31, 2007, compared to the same period of 2006.  The decrease in Federal segment revenue is due to a very difficult governmental spending environment, illustrated by funding delays for information technology initiatives and a continued shift in spending toward war-related efforts.

Gross profit percentage in the Federal segment decreased 170 basis points for the three months ended March 31, 2007, to 20.0% compared to 21.7% for the three months ended March 31, 2006.  A 5% decrease in utilization accounted for the majority of the decrease, but was partially offset by an increase in the average billing rate to approximately $51 per hour for the first quarter of 2007, compared to an average billing rate of $49 per hour for the same period in 2006.

The Federal segment’s operating income percentage declined to 7.5% for the three months ended March 31, 2007, compared to 9.8% for the three months ended March 31, 2006, due to the previously discussed gross profit decline combined with higher SG&A costs as a percentage of revenue.  SG&A costs were approximately $100,000 less during the three months ended March 31, 2007, compared to the three months ended March 31, 2006, however; as a percentage of revenue, SG&A costs increased to 12.5% for the three months ended March 31, 2007, compared to 11.9% for the same period in 2006.

State & Local Government Solutions

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$31,945	$35,071
Other revenue	952	417
Total revenue	32,897	35,488
Gross profit-consulting services	7,165	8,781
Gross profit-other revenue	89	40
Gross profit-total	7,254	8,821
SG&A total	5,302	5,252
Operating income	$1,952	$3,569

Gross profit percentage-consulting services	22.4%	25.0%
Gross profit percentage-other revenue	9.4%	9.6%
Gross profit percentage-total	22.0%	24.9%
SG&A total	16.1%	14.8%
Operating income percentage	5.9%	10.1%

Average hourly billing rate	$72	$73
Consultant utilization	85%	88%
Average billable headcount	1,005	1,050

State & Local revenue increased approximately 8% for the three months ended March 31, 2007, compared to the same period in 2006.  Incremental revenue from the Pennsylvania Turnpike Commission project that began in April 2006, combined with strong revenue gains in our Nashville, Tennessee, and Springfield, Illinois, operations accounted for the revenue increase.

The consulting services gross profit percentage in our State & Local segment for the three months ended March 31, 2007, increased 260 basis points to 25.0% for the three months ended March 31, 2007, from 22.4% for the three months ended March 31, 2006.  The improvement was the result of better utilization and slightly higher billing rates resulting from better project execution, and, to a lesser extent, decreased dependence on high-priced subcontractors.

Operating income as a percentage of revenue increased by 420 basis points, to 10.1% for the three months ended March 31, 2007, compared to 5.9% for the three months ended March 31, 2006.  The improvement in consulting services gross profit percentage, explained above, combined with operating leverage that resulted in a 130 basis point decrease in SG&A costs as a percentage of revenue, accounted for the increase.   SG&A expenses were $5.3 million for both the current quarter and same quarter of the prior year.

U.S. Package Solutions

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$24,485	$24,651
Other revenue	4,077	2,551
Total revenue	28,562	27,202
Gross profit-consulting services	6,024	6,336
Gross profit-other revenue	2,829	1,484
Gross profit-total	8,853	7,820
SG&A total	5,675	5,828
Operating income	$3,178	$1,992

Gross profit percentage-consulting services	24.6%	25.7%
Gross profit percentage-other revenue	69.4%	58.2%
Gross profit percentage-total	31.0%	28.7%
SG&A percentage	19.9%	21.4%
Operating income percentage	11.1%	7.3%

Average hourly billing rate	$147	$147
Consultant utilization	80%	81%
Average billable headcount	475	420

Package revenue for the three months ended March 31, 2007, decreased approximately 5% compared to the three months ended March 31, 2006.  Other revenue, derived from our Technology Solutions practice and representing commissions on the resale of third-party IT hardware products, accounted for all of the decrease.  Technology Solutions experienced unusually high demand for high-end servers in the first quarter of 2006 and demand was slightly below normal levels in 2007.  Consulting services revenue increased only slightly on a quarter over quarter basis, as greater emphasis was placed on improving project execution.

Overall gross profit percentage in the Package Solutions segment decreased by 230 basis points to 28.7% for the three months ended March 31, 2007, compared to 31.0% for the same period in 2006.  Gross profit on consulting services, however, improved by 110 basis points to 25.7%, compared to 24.6% in 2006, as efforts to improve project execution began to take hold.  Gross profit on other revenue decreased to 58.2% in 2007, compared to 69.4% in 2006, and accounted for all of the overall gross profit percentage decrease.  The 2006 gross profit percentage was unusually high, as higher commission percentage thresholds were reached on higher revenue volumes.

SG&A expense dollars increased slightly in 2007 due to the timing of certain advertising expenses, and grew 150 basis points as a percentage of revenue due to the decrease in other revenue.  As a result, operating income decreased as a percentage of revenue by 380 basis points to 7.3% for the three months ended March 31, 2007, compared to 11.1% for the same period in 2006.

European Operations

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$48,556	$65,678
Other revenue	6,831	5,729
Total revenue	55,387	71,407
Gross profit-consulting services	12,423	18,681
Gross profit-other revenue	3,794	2,641
Gross profit-total	16,217	21,322
SG&A total	13,909	17,686
Operating income	$2,308	$3,636

Gross profit percentage-consulting services	25.6%	28.4%
Gross profit percentage-other revenue	55.5%	46.1%
Gross profit percentage-total	29.3%	29.9%
SG&A percentage	25.1%	24.8%
Operating income percentage	4.2%	5.1%

Average hourly billing rate	$127	$123
Consultant utilization	72%	76%
Average billable headcount	1,140	1,370

European segment total revenue increased 29% for the three months ended March 31, 2007, compared to the same period in the prior year.  Organic revenue growth was 15% after adjusting for 2006 acquisitions that added incremental revenue of approximately $1.0 million to the first quarter 2007 results and changes in foreign currency rates, which added revenue of $6.7 million to the current quarter.  Strong SAP-related demand resulted in revenue growth in several territories accounting for the majority of the revenue increase.

Overall gross profit percentage in the European segment improved 60 basis points to 29.9% for the three months ended March 31, 2007, compared to 29.3% for the same period in 2006.  Gross profit on consulting services revenue increased by 280 basis points, improving to 28.4% for the three months ended March 31, 2007, compared to 25.6% for the three months ended March 31, 2006.  Our Denmark operation, which is no longer burdened with cost overruns associated with two fixed-price projects, accounted for much of the improvement.  The gross profit percentage on other revenue decreased by 940 basis points to 46.1% for the three months ended March 31, 2007, compared to 55.5% for the same period in 2006.  The decrease was due primarily to low-margin software re-selling activity in our Netherlands operation.

SG&A expenses as a percentage of revenue decreased by 30 basis points for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due to operating leverage realized on higher revenue volume.  The SG&A decrease, combined with a 60 basis point improvement in gross profit as a percentage of revenue, resulted in a 90 basis point increase in operating income. Operating income as a percentage of revenue increased to 5.1% in 2007, compared to 4.2% in 2006.

Liquidity and Capital Resources

At March 31, 2007, working capital totaled $152.6 million and our current ratio was 2.2: 1.  Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next 12 months.

	Three Months Ended March 31,
	2006	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,057	$(8,717)
Investing activities	(2,747)	(3,583)
Financing activities	(7,324)	(169)
Effect of foreign exchange rates on cash	849	(204)
Net decrease in cash and equivalents	$(8,165)	$(12,673)

Our balance of cash and cash equivalents was $20.6 million at March 31, 2007, compared to a balance of $33.3 million at December 31, 2006.  At both March 31, 2007, and December 31, 2006, substantially all of our cash balance was held by our European subsidiaries.

Total accounts receivable increased to $235.8 million at March 31, 2007, from $226.1 million at December 31, 2006, primarily due to an increase in days sales outstanding (“DSO”) on services revenue which increased seven days to 73, compared to 66 at the end of December.  Total accounts receivable DSO’s, which includes receivable balances associated with our hardware re-selling activity totaled 79 days on March 31, 2007, compared to 76 days at December 31, 2006.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  At March 31, 2007, we had approximately $14 million of outstanding accounts receivable from the City of New Orleans (the “City”).  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  However, we collected approximately $3 million from the City during the first quarter of 2007, and we believe that we have now established a process with the City and FEMA that will result in significantly improved collections in the coming months.  Accordingly, we continue to expect to collect the balance in full.

Accrued compensation and related liabilities were $47.3 million at March 31, 2007, and $43.6 million at December 31, 2006.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At March 31, 2007, there were 10 days of accrued unpaid wages compared to 5 days at December 31, 2006.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $1.4 million for acquisitions in the first quarter of 2007, compared to none used for acquisitions during the same time period in 2006.  Spending on property and equipment decreased to $2.2 million during the three months ended March 31, 2007, from $2.6 million in 2006.

Our financing activity outflows primarily consist of cash used for the repayment of our line of credit and term loans and the purchase of treasury stock.  We purchased $5.3 million of treasury stock during the three months ended March 31, 2007, compared to $2.3 million during the three months ended March 31, 2006.  Inflows consist of cash provided by borrowings on our line of credit, sales of stock under our employee stock purchase plan and the exercise of employee stock options.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $1.5 million during the three months ended March 31, 2007, compared to $1.8 million during the three months ended March 31, 2006.  At March 31, 2007, we had authorization for the repurchase of an additional $8.5 million of common stock or Debentures under our current repurchase plan.  We may continue to use cash to repurchase our common stock or our Debentures, whichever is more advantageous.

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  In 2005, we made irrevocable elections to settle in cash and not in shares, 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock.

Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and interest rates, we would expect that a large portion of the Debentures could be required to be settled in cash in December 2008.  We believe that our expected cash balance, plus other financing alternatives available to us between now and then, will provide sufficient resources to satisfy payment of this potential obligation.

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2008.  As of March 31, 2007, we had $16.3 million of outstanding borrowings under this line of credit.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On March 31, 2007, the bank’s prime rate was 8.25% and our rate for borrowing was 7.00%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of March 31, 2007.  Certain elements of these ratios are defined below.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2007, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2006, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of March 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities — None

Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our common stock made during the three months ended March 31, 2007.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)

January 2007	255,000	$6.67	255,000	$2,084,000
February 2007	290,000	7.09	290,000	$10,028,000	(3)
March 2007	205,000	7.36	205,000	$8,519,000
Total	750,000	$7.02	750,000

(1)            Calendar month

(2)            As of end of month indicated

(3)            In February 2007, the Board of Directors approved an additional $10 million for the repurchase program.

On June 22, 1999, CIBER announced its common stock share repurchase program.  The program has been amended from time to time by our Board of Directors.  In December 2005, the Board of Directors revised our repurchase program to authorize the Company’s management to repurchase either our common stock or our convertible debentures, whichever is determined to be more advantageous; and through March 31, 2007, the Board of Directors had approved repurchases totaling up to $22.5 million under the revised program.  Through March 31, 2007, we had repurchased only common stock.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
10.1*	Employment Agreement with Marcia M. Kim dated April 23, 2007		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
99.1	Reconciliation of Non-GAAP Financial Measures		Filed herewith

*                    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date: May 7, 2007	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date: May 7, 2007	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer