Form 10-Q
period 2007-06-30
CIBER INC
filed 2007-08-09
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

☐ Yes    ☒ No

There were 61,181,847 shares of the registrant’s Common Stock outstanding as of June 30, 2007.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Consulting services	$236,735	$251,272	$464,073	$496,230
Other revenue	13,233	15,271	27,638	29,498
Total revenue	249,968	266,543	491,711	525,728

Cost of consulting services	175,132	184,611	346,760	364,489
Cost of other revenue	5,499	8,047	12,944	17,326
Selling, general and administrative expenses	54,972	57,759	106,521	113,739
Amortization of intangible assets	1,491	1,409	2,938	2,800
Operating income	12,874	14,717	22,548	27,374
Interest income	170	140	302	269
Interest expense	(2,111)	(1,796)	(4,145)	(3,718)
Other income (expense), net	178	(301)	(210)	(661)
Income before income taxes	11,111	12,760	18,495	23,264
Income tax expense	4,359	4,912	7,293	8,851
Net income	$6,752	$7,848	$11,202	$14,413

Earnings per share – basic	$0.11	$0.13	$0.18	$0.23

Earnings per share – diluted	$0.11	$0.13	$0.18	$0.23

Weighted average shares – basic	61,969	61,287	62,044	61,404

Weighted average shares – diluted	62,393	62,268	62,436	62,171

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$33,319	$22,337
Accounts receivable, net of allowances of $2,989 and $1,041	226,055	244,968
Prepaid expenses and other current assets	21,020	23,348
Deferred income taxes	3,748	4,169
Total current assets	284,142	294,822

Property and equipment, at cost	72,325	69,435
Less accumulated depreciation and amortization	(45,804)	(42,699)
Property and equipment, net	26,521	26,736

Goodwill	431,886	435,752
Other intangible assets, net	21,220	18,687
Deferred income taxes	4,427	5,049
Other assets	11,483	9,965
Total assets	$779,679	$791,011

Liabilities and Shareholders’ Equity
Current liabilities:
Bank term loans – current portion	$3,602	$3,937
Accounts payable	41,486	26,764
Accrued compensation and related liabilities	43,579	44,184
Deferred revenue	12,973	21,087
Income taxes payable	7,147	9,376
Other accrued expenses and liabilities	34,598	34,141
Total current liabilities	143,385	139,489

Bank line of credit	11,949	9,495
Bank term loans – long-term portion	5,143	3,399
Long-term debentures	175,000	175,000
Deferred income taxes	26,684	30,067
Other long-term liabilities	148	—
Total liabilities	362,309	357,450

Minority interest	1,248	1,739
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	269,303	270,715
Retained earnings	152,681	166,370
Accumulated other comprehensive income	15,356	20,287
Treasury stock, 2,952 and 3,523 shares, at cost	(21,865)	(26,197)
Total shareholders’ equity	416,122	431,822
Total liabilities and shareholders’ equity	$779,679	$791,011

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at January 1, 2007	64,705	$647	$269,303	$152,681	$15,356	(2,952)	$(21,865)	$416,122
Net income	—	—	—	14,413	—	—	—	14,413
Loss on net investment hedge, net of $536 tax	—	—	—	—	(875)	—	—	(875)
Foreign currency translation	—	—	—	—	5,806	—	—	5,806
Employee stock purchases and options exercised	—	—	—	(723)	—	562	4,138	3,415
Tax benefit from exercise of stock options	—	—	196	—	—	—	—	196
Share-based compensation	—	—	1,216	(1)	—	17	122	1,337
Purchases of treasury stock	—	—	—	—	—	(1,150)	(8,592)	(8,592)
Balances at June 30, 2007	64,705	$647	$270,715	$166,370	$20,287	(3,523)	$(26,197)	$431,822

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2007
Operating activities:
Net income	$11,202	$14,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,974	5,775
Amortization of intangible assets	2,938	2,800
Deferred income tax expense	6,950	2,914
Provision for (recovery of) doubtful receivables	1,138	(410)
Share-based compensation	784	1,337
Other, net	(87)	1,232
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,324)	(16,756)
Other current and long-term assets	(4,394)	(1,633)
Accounts payable	(4,812)	(15,039)
Accrued compensation and related liabilities	(5,478)	14
Other accrued expenses and liabilities	1,306	6,989
Income taxes payable/refundable	(376)	2,806
Net cash provided by operating activities	9,821	4,442

Investing activities:
Acquisitions, net of cash acquired	(4,832)	(1,465)
Purchases of property and equipment, net	(5,807)	(5,569)
Capitalized software development costs	(526)	—
Net cash used in investing activities	(11,165)	(7,034)

Financing activities:
Borrowings on long-term bank line of credit	178,926	183,647
Payments on long-term bank line of credit	(186,050)	(186,101)
Borrowings on term notes	1,600	335
Payments on term notes	(1,400)	(1,744)
Employee stock purchases and options exercised	2,797	3,415
Purchases of treasury stock	(5,110)	(8,592)
Tax benefits from share-based compensation	163	196
Net cash used in financing activities	(9,074)	(8,844)
Effect of foreign exchange rate changes on cash	2,027	454
Net decrease in cash and cash equivalents	(8,391)	(10,982)
Cash and cash equivalents, beginning of period	40,661	33,319
Cash and cash equivalents, end of period	$32,270	$22,337

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include certain information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of operating results to be expected for the fiscal year ending December 31, 2007.

Significant Accounting Policies.  For a description of our significant accounting policies, see Note 2 (Summary of Significant Accounting Policies) to the Company’s Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Reclassifications.  We have reclassified certain amounts in the 2006 consolidated financial statements from “consulting services” to “other revenue” and from “cost of consulting services” to “cost of other revenue” in order to conform to the 2007 presentation.  The reclassifications have no effect on total revenues, total costs, operating income or shareholders’ equity, as previously reported.

Goodwill.  Our goodwill is assigned to individual segments and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a segment’s carrying amount is greater than its fair value.  As of June 30, 2007, we performed our annual impairment review by business segments, which are the same as our reporting units, and determined that there was no impairment.

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

As of adoption, the total gross amount of unrecognized tax benefits for uncertain tax positions was $2.5 million.  At June 30, 2007, the balance of this accrued liability was $2.7 million.  Most of our unrecognized tax benefits would affect our effective tax rate if recognized.  Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

We record interest expense related to income taxes in interest expense, and we record tax penalties in selling, general and administrative expenses.  Tax-related interest and penalties are not material.

(2) Earnings Per Share

Our computation of earnings per share – basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands, except per share data)

Numerator:
Net income, as reported	$6,752	$7,848	$11,202	$14,413

Denominator:
Basic weighted average shares outstanding	61,969	61,287	62,044	61,404
Dilutive effect of employee stock options	424	981	392	767
Diluted weighted average shares outstanding	62,393	62,268	62,436	62,171

Earnings per share – basic	$0.11	$0.13	$0.18	$0.23
Earnings per share – diluted	$0.11	$0.13	$0.18	$0.23

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 6,339,000 and 3,258,000 for the three months ended June 30, 2006 and 2007, respectively, and 6,303,000 and 3,948,000 for the six months ended June 30, 2006 and 2007, respectively.

(3) Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$6,752	$7,848	$11,202	$14,413
Loss on net investment hedge, net of tax	(1,712)	(594)	(2,693)	(875)
Foreign currency translation	7,976	4,004	11,511	5,806
Comprehensive income	$13,016	$11,258	$20,020	$19,344

(4) Convertible Senior Subordinated Debentures

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

(5) Bank Line of Credit

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2008.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract.  On June 30, 2007, the bank’s prime rate was 8.25% and our rate for borrowing was 7.00%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio.  We were in compliance with these financial covenants as of June 30, 2007.  The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibit the payment of any dividends.  The line of credit provides for the issuance of up to $15 million in letters of credit.  Any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At June 30, 2007, we had $1.2 million of outstanding letters of credit securing certain financial performance obligations and borrowings of $9.5 million, leaving approximately $49.3 million of remaining borrowing availability under the line of credit.

 (6) Shareholder’s Equity

Repurchase Program — In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase either our common stock or our Debentures, whichever is determined to be more advantageous.  Through June 30, 2007, the Board had approved up to $22.5 million for repurchases under the revised program.  During the six months ended June 30, 2007, we repurchased approximately 1.2 million common shares under this program at a cost of $8.6 million.  We have not repurchased any of our Debentures as of June 30, 2007.  At June 30, 2007, there was approximately $5.2 million remaining for future repurchases under this program.

(7) Segment Information

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

The following presents financial information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands)
Total revenue:
Commercial Solutions	$90,672	$89,237	$179,679	$181,123
Federal Government Solutions	34,640	34,005	71,152	68,152
State & Local Government Solutions	36,154	36,842	69,051	72,330
Package Solutions	30,335	31,442	58,897	58,644
European Operations	58,925	76,036	114,312	147,443
Inter-segment	(758)	(1,019)	(1,380)	(1,964)
Total revenue	$249,968	$266,543	$491,711	$525,728

Income from operations:
Commercial Solutions	$6,775	$7,148	$12,013	$15,022
Federal Government Solutions	3,387	3,275	6,947	5,828
State & Local Government Solutions	3,690	3,634	5,642	7,203
Package Solutions	2,196	3,689	5,374	5,681
European Operations	3,187	4,336	5,495	7,972
Corporate expenses	(4,870)	(5,956)	(9,985)	(11,532)
Total	14,365	16,126	25,486	30,174
Amortization of intangibles	(1,491)	(1,409)	(2,938)	(2,800)
Operating income	$12,874	$14,717	$22,548	$27,374

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

Disclosure Regarding Forward-Looking Statements

Included in this Quarterly Report on Form 10-Q, and elsewhere from time to time in other written and oral statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our Company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in this Quarterly Report and/or in our Annual Report on Form 10-K  under the caption “Item 1A. Risk Factors.”  As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  Additionally, we caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$236,735	$251,272	$464,073	$496,230
Other revenue	13,233	15,271	27,638	29,498
Total revenue	249,968	266,543	491,711	525,728
Gross profit – consulting services	61,603	66,661	117,313	131,741
Gross profit – other revenue	7,734	7,224	14,694	12,172
Gross profit – total	69,337	73,885	132,007	143,913
SG&A total	54,972	57,759	106,521	113,739
Operating income before amortization	14,365	16,126	25,486	30,174
Amortization	1,491	1,409	2,938	2,800
Operating income	12,874	14,717	22,548	27,374
Interest and other expense, net	(1,763)	(1,957)	(4,053)	(4,110)
Income before income taxes	11,111	12,760	18,495	23,264
Income tax expense	4,359	4,912	7,293	8,851
Net income	$6,752	$7,848	$11,202	$14,413

Average hourly billing rate	$80	$82	$79	$82
Consultant utilization	87%	86%	87%	85%
Average billable headcount	7,200	7,155	7,110	7,175

The following table sets forth certain consolidated statement of operations data, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Consulting services	94.7%	94.3%	94.4%	94.4%
Other revenue	5.3	5.7	5.6	5.6
Total revenue	100.0	100.0	100.0	100.0

Gross profit – consulting services	26.0	26.5	25.3	26.5
Gross profit – other revenue	58.4	47.3	53.2	41.3
Gross profit – total	27.7	27.7	26.8	27.4
Selling, general and administrative expenses	22.0	21.7	21.6	21.7
Operating income before amortization	5.7	6.0	5.2	5.7
Amortization of intangible assets	0.5	0.5	0.6	0.5
Operating income	5.2	5.5	4.6	5.2
Interest and other expense, net	(0.8)	(0.7)	(0.8)	(0.8)
Income before income taxes	4.4	4.8	3.8	4.4
Income tax expense	1.7	1.9	1.5	1.7
Net income	2.7%	2.9%	2.3%	2.7%

Three Months Ended June 30, 2007, as compared to Three Months Ended June 30, 2006

Total revenue for the three months ended June 30, 2007, increased approximately 7% to $266.5 million from $250.0 million for the three months ended June 30, 2006.  Organic revenue, which is our GAAP reported revenue adjusted for the impact of acquisitions and divestitures and other items outside of management’s control, such as foreign currency exchange, grew by approximately 4% quarter over quarter due primarily to organic growth of approximately 19% in our European segment.  Our Package and State & Local segments also had modest organic growth during the current three month period with growth rates of approximately 4% and 2%, respectively, compared to the same three months of 2006.  In contrast, our Commercial and Federal segments each decreased approximately 2% during the current period, compared to the three months ended June 30, 2006.  Our average number of billable consultants working during the quarter decreased slightly to approximately 7,155 for the three months ended June 30, 2007, compared to approximately 7,200 for the three months ended June 30, 2006.  In addition, consultant utilization decreased to 86% for the three months ended June 30, 2007, compared to 87% for the three months ended June 30, 2006, and average billing rates improved $2 to $82 per hour for the current three month period, compared to $80 per hour for the same period of 2006.  Other revenue increased over 15% to $15.3 million for the three months ended June 30, 2007, from $13.2 million for the three months ended June 30, 2006, due primarily to an increase in our European segment related to strong maintenance revenue from our U.K. operation.

In total, our gross profit percentage was flat at 27.7% for the three months ended June 30, 2007 and 2006.  Gross profit on services revenue increased 50 basis points to 26.5% for the three months ended June 30, 2007, compared to 26.0% for the three months ended June 30, 2006.  The service revenue margin increase was due to improvements in our Package and European segments of 460 basis points and 160 basis points, respectively, as well as a 40 basis point increase in our Commercial segment.  Offsetting these improvements were service revenue margin declines in our State & Local and Federal segments of 310 basis points and 130 basis points, respectively.  The decrease in gross profit percentage on other revenue to 47.3% for the three months ended June 30, 2007, from 58.4% for the three months ended March 31, 2006, was primarily due to unusually high margins in Europe in 2006, and to a lesser degree, a decrease in high-margin hardware commission sales in our Package segment.

As a percentage of sales, selling, general and administrative expenses (“SG&A”) decreased by approximately 30 basis points to 21.7% for the three months ended June 30, 2007, compared to 22.0% for the three months ended June 30, 2006.  All of our operating segments, with the exception of our Commercial segment which was flat, combined to realize a 90 basis point decrease in SG&A spending as a percentage of revenue.  Partially offsetting the gains realized at the segment level was an increase in corporate SG&A costs, which increased by 30 basis points.  Higher share-based compensation expense, associated with the adoption of Statement of Financial Accounting Standards No. 123(R) in 2006, plus higher consulting and professional fees, accounted for much of the increase.

Other expense, net was $301,000 during the three months ended June 30, 2007, compared to other income, net of $178,000 during the three months ended June 30, 2006.  Other expense in the second quarter of 2007 consisted primarily of minority interest expense of $318,000 and losses on foreign currency forward contracts of $128,000, offset by foreign currency gains of $145,000.  Other income in 2006 consisted primarily of foreign currency gains of $523,000, offset by minority interest expense of $188,000 and losses on foreign currency forward contracts of $157,000.

Our effective tax rate was 38.5% for the three months ended June 30, 2007, and was 39.2% for the same period in 2006.  The lower tax rate in 2007 is due primarily to the benefit of a research and experimentation credit positively impacting 2007, that expired at the end of 2005, and was not extended by the U.S. Congress until the fourth quarter of 2006.

Six Months Ended June 30, 2007, compared to Six Months Ended June 30, 2006

Total revenue for the six months ended June 30, 2007, increased 7% to $525.7 million from $491.7 million for the six months ended June 30, 2006.  Revenue grew organically by approximately 4% for the comparative six month periods, led by strong growth in our European segment, which, adjusting for foreign currency effects, grew approximately 17%.  Our State & Local and Commercial segments grew approximately 5% and 1%, respectively, during the same period.  Our Package segment was relatively flat for the six month period, and the Federal segment was down 4% year over year.  Our average number of billable consultants increased less than 1% to approximately 7,175 for the six months ended June 30, 2007, from approximately 7,110 for the six months ended June 30, 2006.  Our average billing rate increased to approximately $82 per hour for the six months ended June 30, 2007, compared to approximately $79 per hour for the six months ended June 30, 2006.  Other revenue increased 7% to $29.5 million for the six months ended June 30, 2007, from $27.6 million for the six months ended June 30, 2006, due mainly to a single, large hardware sale in our Commercial segment during the first quarter of 2007.

In total, our gross profit percentage improved 60 basis points to 27.4% for the six months ended June 30, 2007, compared to 26.8% for the same period in 2006.  Gross profit on services revenue, which grew by 120 basis points, accounted for the increase.  The increase in gross profit percentage reflects a strong consulting services margin improvement in our Package, Europe and Commercial segments, which increased by 290 basis points, 220 basis points, and 150 basis points, respectively.  The decrease in gross profit percentage on other revenue to 41.3% for the six months ended June 30, 2007, from 53.2% for the six months ended June 30, 2006, was primarily due to an increase in lower margin hardware and software sales in Europe, and a decrease in high-margin hardware commission sales in our U.S. Package segment.

As a percentage of sales, SG&A was relatively flat at 21.7% and 21.6% for the six months ended June 30, 2007 and 2006, respectively.

Other expense, net of $661,000 was recorded during the six months ended June 30, 2007, compared to other expense, net of $210,000 during the same period of 2006.  The 2007 amount was primarily comprised of minority interest expense of $554,000 and losses on foreign currency forward contracts of $121,000.  The 2006 amount was primarily comprised of minority interest expense of $381,000 and losses on foreign currency forward contracts of $157,000, offset by foreign currency gains of $327,000.

Our effective tax rate was 38.0% and 39.4% for the six month periods ended June 30, 2007 and 2006, respectively.  As previously mentioned, the lower tax rate in 2007 was due primarily to the benefit of a research and experimentation credit in 2007, that expired at the end of 2005, and was not extended by the U.S. Congress until the fourth quarter of 2006.

Segments

Commercial Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$89,153	$87,898	$175,614	$174,640
Other revenue	1,519	1,339	4,065	6,483
Total revenue	90,672	89,237	179,679	181,123
Gross profit – consulting services	24,758	24,768	47,044	49,471
Gross profit – other revenue	89	121	343	912
Gross profit – total	24,847	24,889	47,387	50,383
SG&A total	18,072	17,741	35,374	35,361
Operating income	$6,775	$7,148	$12,013	$15,022

Gross profit percentage – consulting services	27.8%	28.2%	26.8%	28.3%
Gross profit percentage – other revenue	5.9%	9.0%	8.4%	14.1%
Gross profit percentage – total	27.4%	27.9%	26.4%	27.8%
SG&A percentage	19.9%	19.9%	19.7%	19.5%
Operating income percentage	7.5%	8.0%	6.7%	8.3%

Average hourly billing rate	$68	$72	$68	$71
Consultant utilization	92%	88%	91%	88%
Average billable headcount	2,925	2,795	2,865	2,820

Commercial segment total revenue decreased approximately 2% and increased approximately 1% during the three and six months ended June 30, 2007, respectively, compared to the similar periods of the prior year.  The increase in total revenue for the six months ended June 30, 2007, was mainly due to a single, large hardware sale that is reflected in the $2.4 million increase in other revenue for the current year-to-date period.  Consulting services revenue for both the three and six months ended June 30, 2007, was down approximately 1%, compared to 2006.  Services revenue was down slightly due to an increased emphasis on higher margin revenue and improved project execution.  Average billing rates showed $3-$4 of improvement during the current three and six month periods, however, utilization rates were down 3%-4% between the comparable periods and average billable headcount was also down.  The headcount decrease was more pronounced at over 4% during the three months ended June 30, 2007, related in part, to headcount reductions in two of our domestic CIBERsites locations, which have been downsized.

The continued focus on higher margin solutions business, reflected by an increase in average billing rates, improved the gross profit percentage on services revenue by 150 basis points to 28.3% for the six months ended June 30, 2007, compared to 26.8% for the six months ended June 30, 2006, and generated a more modest improvement of 40 basis points between the three month periods ended June 30, 2007 and 2006.  Our gross profit percentage on other revenue, which represents resale of third-party hardware and software products, increased by 310 and 570 basis points for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

The Commercial segment’s operating income percentage increased to 8.0% and 8.3% for the three and six months ended June 30, 2007, respectively, compared to 7.5% and 6.7% for the three and six months ended June 30, 2006, respectively, due to the gross profit improvements in both consulting services and other revenue discussed above, combined with slightly lower to flat SG&A costs as a percentage of revenue for the three and six month periods ended June 30, 2007, compared to the same periods of 2006.

Federal Government Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$34,640	$33,561	$71,152	$67,245
Other revenue	—	444	—	907
Total revenue	34,640	34,005	71,152	68,152
Gross profit – consulting services	7,870	7,189	15,797	13,993
Gross profit – other revenue	—	181	—	200
Gross profit – total	7,870	7,370	15,797	14,193
SG&A total	4,483	4,095	8,850	8,365
Operating income	$3,387	$3,275	$6,947	$5,828

Gross profit percentage – consulting services	22.7%	21.4%	22.2%	20.8%
Gross profit percentage – other revenue	—%	40.8%	—%	22.1%
Gross profit percentage – total	22.7%	21.7%	22.2%	20.8%
SG&A percentage	12.9%	12.0%	12.4%	12.3%
Operating income percentage	9.8%	9.6%	9.8%	8.6%

Average hourly billing rate	$49	$52	$49	$52
Consultant utilization	92%	85%	90%	84%
Average billable headcount	1,540	1,435	1,555	1,470

Federal revenue decreased approximately 2% and 4% during the three and six month periods ended June 30, 2007, respectively, compared to the same periods of 2006.  However, the current quarter decrease of only 2% is an improvement over the 7% decrease experienced during the first quarter of 2007.  The decreases in Federal segment revenue are due to a very difficult governmental spending environment, illustrated by funding delays for information technology initiatives and a continued shift in spending toward war-related efforts.

Gross profit percentage in the Federal segment decreased by 130 and 140 basis points for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006.  Utilization decreases of 6%-7% accounted for the majority of the decrease, and were partially offset by a $3 increase in the average billing rates for both the three and six month periods ended June 30, 2007.

The Federal segment’s operating income percentage declined to 8.6% for the six months ended June 30, 2007, compared to 9.8% for the six months ended June 30, 2006, due mainly to the previously discussed gross profit decline.  The operating income percentage for the three months ended June 30, 2007, however, was only down 20 basis points due to a 90 basis point reduction in SG&A costs as a percentage of revenue.

State & Local Government Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$35,283	$35,833	$67,228	$70,904
Other revenue	871	1,009	1,823	1,426
Total revenue	36,154	36,842	69,051	72,330
Gross profit – consulting services	9,558	8,607	16,723	17,388
Gross profit – other revenue	66	147	155	187
Gross profit – total	9,624	8,754	16,878	17,575
SG&A total	5,934	5,120	11,236	10,372
Operating income	$3,690	$3,634	$5,642	$7,203

Gross profit percentage – consulting services	27.1%	24.0%	24.9%	24.5%
Gross profit percentage – other revenue	7.6%	14.6%	8.5%	13.1%
Gross profit percentage – total	26.6%	23.8%	24.4%	24.3%
SG&A percentage	16.4%	13.9%	16.3%	14.3%
Operating income percentage	10.2%	9.9%	8.2%	10.0%

Average hourly billing rate	$74	$75	$73	$74
Consultant utilization	91%	91%	88%	90%
Average billable headcount	1,065	1,045	1,040	1,050

State & Local revenue increased by approximately 2% for the three months ended June 30, 2007, compared to the same period in 2006, and increased by approximately 5% for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  Incremental revenue from the Pennsylvania Turnpike Commission (“PTC”) project that began in April 2006 combined with strong revenue gains in our Nashville, Tennessee, and Springfield, Illinois, operations accounted for the revenue increase.

Gross profit percentage on services decreased by 310 basis points and 40 basis points for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006. This was due to lower margins earned on the PTC project, as well as cost overruns on another fixed-price project. The PTC project requires a higher use of subcontract firms, as well as higher travel and other direct costs that reduce the overall project profit margin.

Operating income as a percentage of revenue decreased 30 basis points to 9.9% for the three months ended June 30, 2007, compared to 10.2% for the three months ended June 30, 2006.  The decrease was due to the decrease in services gross profit percentage discussed above, offset significantly by a 250 basis point decrease in SG&A costs as a percentage of revenue to 13.9% for the three months ended June 30, 2007, compared to 16.4% for the three months ended June 30, 2006.  The decrease in SG&A expense was due to an overall re-alignment of the segment’s cost structure that resulted in lower payroll expense, as well as reductions in several administrative expense areas.  Operating income as a percentage of revenue increased for the six months ended June 30, 2007, to 10.0% compared to 8.2% for the same period in 2006.  The basis point decrease in services gross profit percentage during the current six month period was more than offset by the 200 basis point decrease in SG&A costs.

U.S. Package Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$26,018	$26,901	$50,503	$51,552
Other revenue	4,317	4,541	8,394	7,092
Total revenue	30,335	31,442	58,897	58,644
Gross profit – consulting services	5,775	7,213	11,799	13,549
Gross profit – other revenue	2,865	2,584	5,694	4,068
Gross profit – total	8,640	9,797	17,493	17,617
SG&A total	6,444	6,108	12,119	11,936
Operating income	$2,196	$3,689	$5,374	$5,681

Gross profit percentage – consulting services	22.2%	26.8%	23.4%	26.3%
Gross profit percentage – other revenue	66.4%	56.9%	67.8%	57.4%
Gross profit percentage – total	28.5%	31.2%	29.7%	30.0%
SG&A percentage	21.2%	19.4%	20.6%	20.4%
Operating income percentage	7.2%	11.7%	9.1%	9.7%

Average hourly billing rate	$146	$150	$146	$148
Consultant utilization	79%	83%	80%	82%
Average billable headcount	485	430	485	425

Package revenue for the three months ended June 30, 2007, increased by approximately 4% compared to the three months ended June 30, 2006, and was flat for the comparable six month periods ended June 30, 2007 and 2006.  Services revenue increased for both the three and six month periods ended June 30, 2007, due to improved execution on implementation services.  Other revenue is derived from our Technology Solutions Practice and represents commissions on the resale of third-party IT hardware products.  For the three and six months ended June 30, 2007, other revenue increased by approximately 5% and decreased by approximately 16%, respectively, compared to the same periods of 2006.  Technology Solutions experienced unusually high demand for high-end servers in the first quarter of 2006 and demand was slightly below normal levels in 2007, which explains the decrease between the six month periods ending June 30, 2007 and 2006.

The overall gross profit percentage in the Package segment improved 270 basis points to 31.2% for the three months ended June 30, 2007, compared to 28.5% for the three months ended June 30, 2006.  With efforts to improve project execution beginning to take hold and the completion of several low gross profit projects, our gross profit percentage on services revenue improved by 460 basis points in the current quarter and 290 basis points in the current six month period.  Gross profit percentages on other revenue decreased considerably to 56.9% and 57.4% for the three and six months ended June 30, 2007, respectively, compared to 66.4% and 67.8% for the three and six months ended June 30, 2006, respectively, as revenues temporarily decreased and we did not adjust our fixed costs.

Operating income as a percentage of revenue increased by 450 basis points during the three months ended June 30, 2007.  The significant improvement in gross profit percentage for the current quarter, discussed above, combined with a 180 basis point decrease in SG&A costs as a percentage of revenue for the three months ended June 30, 2007, were responsible for the operating income improvement.  For the six months ended June 30, 2007, although the improvements in overall gross profit percentage and SG&A costs weren’t as sizable as the current quarter, our improvement in operating income as a percentage of revenue was still a respectable 60 basis points.

European Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except billing rate)
Consulting services	$52,399	$68,098	$100,955	$133,776
Other revenue	6,526	7,938	13,357	13,667
Total revenue	58,925	76,036	114,312	147,443
Gross profit – consulting services	13,775	19,016	26,198	37,697
Gross profit – other revenue	4,713	4,203	8,507	6,844
Gross profit – total	18,488	23,219	34,705	44,541
SG&A total	15,301	18,883	29,210	36,569
Operating income	$3,187	$4,336	$5,495	$7,972

Gross profit percentage – consulting services	26.3%	27.9%	26.0%	28.2%
Gross profit percentage – other revenue	72.2%	52.9%	63.7%	50.1%
Gross profit percentage – total	31.4%	30.5%	30.4%	30.2%
SG&A percentage	26.0%	24.8%	25.6%	24.8%
Operating income percentage	5.4%	5.7%	4.8%	5.4%

Average hourly billing rate	$130	$120	$129	$121
Consultant utilization	70%	79%	71%	77%
Average billable headcount	1,185	1,450	1,165	1,410

European segment revenue increased by approximately 29% for the three and six month periods ended June 30, 2007, compared to the same periods in the prior year.  Organic revenue growth was 19% and 17% for the three and six months ended June 30, 2007, respectively, after adjusting for 2006 acquisitions that added incremental revenue of approximately $500,000 to the current quarter and $1.5 million to the current six months, as well as changes in foreign currency rates, which added revenue of $5.7 million to the current quarter and $12.4 million to the current six months.  Strong demand for SAP implementation services resulted in revenue growth in several territories accounting for the majority of the revenue increase.

Despite improvements in gross profit percentages on consulting services, overall gross profit percentage in the European segment decreased by 90 basis points for the current quarter to 30.5%, compared to 31.4% for the same quarter of 2006, and also declined by 20 basis points to 30.2% for the six months ended June 30, 2007, from 30.4% for the same period of 2006.  Gross profit on consulting services as a percentage of revenue improved by 160 basis points and 220 basis points for the three and six months ended June 30, 2007, due to improvements in our operations in the Netherlands, Denmark, Sweden, and Norway.  Offsetting the service gross profit improvement was a decline in gross profit as a percentage of other revenue.  The gross profit percentage on Europe’s other revenue decreased to 52.9% for the current quarter of 2007 and 50.1% for the six months ended June 30, 2007, compared to 72.2% and 63.7% for the three and six months ended June 30, 2006, respectively.  The decrease was due to an unusually high gross profit percentage in the second quarter of 2006 related to a change in the mix of Europe’s other revenue during that period.

Continued decreases in SG&A expenses as a percentage of revenue of 120 basis points and 80 basis points for the three and six months ended June 30, 2007, compared to the same periods of 2006, were responsible for the improvements in Europe’s operating income percentages for the current quarter and six months ended June 30, 2007.  SG&A expenses were down due to operating leverage achieved on higher revenue volumes.  Operating income as a percentage of revenue increased to 5.7% for the three months ended June 30, 2007, compared to 5.4% for the three months ended June 30, 2006, and improved by 60 basis points to 5.4% for the six months ended June 30, 2007, from 4.8% for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, working capital totaled $155.3 million and our current ratio was 2.1:1, compared to working capital of $140.8 million and a current ratio of 2:1 at December 31, 2006.  Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance our ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next 12 months.

	Six Months Ended June 30,
	2006	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$9,821	$4,442
Investing activities	(11,165)	(7,034)
Financing activities	(9,074)	(8,844)
Effect of foreign exchange rates on cash	2,027	454
Net decrease in cash and equivalents	$(8,391)	$(10,982)

Our balance of cash and cash equivalents was $22.3 million at June 30, 2007, compared to a balance of $33.3 million at December 31, 2006.  At both June 30, 2007, and December 31, 2006, substantially all of our cash balance was maintained by our European subsidiaries.

Total accounts receivable increased to $245.0 million at June 30, 2007, from $226.1 million at December 31, 2006, primarily due to a revenue increase, and to a lesser extent, a weakening of the U.S. dollar against the Euro and British pound, which caused our European accounts receivable balances to translate into more U.S. dollars.  Total accounts receivable day’s sales outstanding (“DSO”) was 77 days on June 30, 2007, compared to 76 days at December 31, 2006.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  At June 30, 2007, we had approximately $14 million of outstanding accounts receivable from the City of New Orleans (the “City”).  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  However, we collected approximately $4.5 million from the City during the first half of 2007, and we are working diligently with the City and FEMA on a process that will improve collections going forward.  Based on our communications with the City, we continue to expect to collect the balance in full.

Accrued compensation and related liabilities were $44.2 million at June 30, 2007, and $43.6 million at December 31, 2006.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At both June 30, 2007, and December 31, 2006, there were 5 days of accrued compensation.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $1.5 million for acquisitions during the six months ended June 30, 2007, compared to $4.8 million during the same time period in 2006.  Spending on property and equipment was relatively flat at $5.6 million during the six months ended June 30, 2007, compared to $5.8 million during the same period of 2006.

Our financing activity outflows primarily consist of cash used for the repayment of our line of credit and term loans and the purchase of treasury stock.   We purchased $8.6 million of treasury stock during the six months ended June 30, 2007, compared to $5.1 million during the six months ended June 30, 2006.  At June 30, 2007, we had authorization for the repurchase of an additional $5.2 million of common stock or Debentures under our current repurchase plan.  We may continue to use cash to repurchase our common stock or our Debentures, whichever is more advantageous.  Financing activity inflows consist of cash provided by borrowings on our line of credit, sales of stock under our employee stock purchase plan and the exercise of employee stock options.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $3.4 million during the six months ended June 30, 2007, compared to $2.8 million during the six months ended June 30, 2006.

In July 2007, we signed a 10 year lease for new office space for our corporate headquarters.  Our current lease expires in December 2008. The new space, which is currently under construction and scheduled for completion in late 2008, is similar in size and class of building to our current space, and is located near our current corporate headquarters in Greenwood Village, Colorado.

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

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  In 2005, we made irrevocable elections to settle in cash and not in shares 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock.

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

Bank Line of Credit — We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2008.  As of June 30, 2007, we had $9.5 million of outstanding borrowings under this line of credit.  The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit.  The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.  CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended.  On June 30, 2007, the bank’s prime rate was 8.25% and our rate for borrowing was 7.00%.  We are also required to pay a fee per annum on the unused portion of the line of credit.  This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends.  The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0.  We are required to satisfy the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of June 30, 2007.  Certain elements of these ratios are defined below.

•                  Senior Funded Indebtedness includes borrowings under our line of credit and our term loans with Wells Fargo plus the face amount of any outstanding Letters of Credit and any liabilities under our Wholesale Financing Agreement with IBM Credit.  It does not include our Debentures or any liabilities under any Swap Contract.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2007, there were no material changes in our market risk exposure.  For a discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2006, see “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of June 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls — There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our common stock made during the three months ended June 30, 2007.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)

April 2007	180,000	$8.12	180,000	$7,057,000
May 2007	65,000	8.53	65,000	$6,502,000
June 2007	155,000	8.45	155,000	$5,192,000
Total	400,000	$8.32	400,000

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its share repurchase program.  The program has been amended from time to time by our Board of Directors.  In December 2005, the Board of Directors revised our repurchase program to authorize the Company’s management to repurchase either our common stock or our convertible debentures, whichever is determined to be more advantageous; and through June 30, 2007, the Board of Directors had approved repurchases totaling up to $22.5 million under the revised program.  Through June 30, 2007, we had repurchased only common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of CIBER, Inc. held on May 3, 2007, the following matters were voted upon with the results indicated below.

Election of three Class I Directors to serve as members of the Board of Directors for a term of three years, or until their successors have been duly elected and qualified.

	In Favor	Withheld
Bobby G. Stevenson	52,489,092	5,108,931
James C. Spira	55,809,383	1,788,640
Peter H.Cheesbrough	56,245,120	1,352,903

Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors.

In Favor	Against	Abstain
56,612,789	962,109	23,125

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A.	8-K	001-13103	9/16/1998
4.3	Amendment to the Rights Agreement, dated as of February 18, 2003, between CIBER, Inc. and UMB Bank, N.A.	10-K	001-13103	3/27/2003
4.4	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee	8-K	001-13103	12/2/2003
4.5	Notice to Well Fargo Bank Minnesota, N.A., trustee regarding rights of Debenture holders	10-Q	001-13103	8/8/2005
10.1	Employment agreement with Marcia M. Kim dated April 23, 2007		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
99.1	Reconciliation of Non-GAAP Financial Measures		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	August 8, 2007	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	August 8, 2007	By	/s/ David G. Durham
David G. Durham
Chief Financial Officer, Senior Vice President and Treasurer