Form 10-Q
period 2007-09-30
CIBER INC
filed 2007-10-30
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

☐ Yes    ☒ No

There were 61,005,294 shares of the registrant’s Common Stock outstanding as of September 30, 2007.

CIBER, Inc. and Subsidiaries

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Consulting services	$231,517	$253,496	$695,590	$749,726
Other revenue	15,101	12,241	42,739	41,739
Total revenue	246,618	265,737	738,329	791,465

Cost of consulting services	173,418	185,423	520,178	549,912
Cost of other revenue	7,269	7,533	20,213	24,859
Selling, general and administrative expenses	54,070	57,478	160,591	171,217
Amortization of intangible assets	1,592	1,456	4,530	4,256
Operating income	10,269	13,847	32,817	41,221
Interest income	149	151	451	420
Interest expense	(1,971)	(1,804)	(6,116)	(5,522)
Other income (expense), net	353	(494)	143	(1,155)
Income before income taxes	8,800	11,700	27,295	34,964
Income tax expense	2,728	4,234	10,021	13,085
Net income	$6,072	$7,466	$17,274	$21,879

Earnings per share – basic	$0.10	$0.12	$0.28	$0.36

Earnings per share – diluted	$0.10	$0.12	$0.28	$0.35

Weighted average shares – basic	61,810	61,042	61,966	61,283

Weighted average shares – diluted	62,234	61,820	62,369	62,054

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	September 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,319	$32,029
Accounts receivable, net of allowances of $2,989 and $1,904, respectively	226,055	250,128
Prepaid expenses and other current assets	21,020	26,404
Deferred income taxes	3,748	5,821
Total current assets	284,142	314,382

Property and equipment, at cost	72,325	70,278
Less accumulated depreciation and amortization	(45,804)	(44,791)
Property and equipment, net	26,521	25,487

Goodwill	431,886	454,047
Other intangible assets, net	21,220	18,868
Deferred income taxes	4,427	5,131
Other assets	11,483	8,634
Total assets	$779,679	$826,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank term loans – current portion	$3,602	$3,942
Accounts payable	41,486	28,412
Accrued compensation and related liabilities	43,579	55,576
Deferred revenue	12,973	17,539
Income taxes payable	7,147	10,974
Other accrued expenses and liabilities	34,598	35,284
Total current liabilities	143,385	151,727

Bank line of credit	11,949	19,116
Bank term loans – long-term portion	5,143	2,502
Long-term debentures	175,000	175,000
Deferred income taxes	26,684	30,539
Other long-term liabilities	148	—
Total liabilities	362,309	378,884

Minority interest	1,248	2,291
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 issued	647	647
Additional paid-in capital	269,303	271,396
Retained earnings	152,681	173,531
Accumulated other comprehensive income	15,356	27,399
Treasury shares, at cost, 2,952 and 3,699 shares, respectively	(21,865)	(27,599)
Total shareholders’ equity	416,122	445,374
Total liabilities and shareholders’ equity	$779,679	$826,549

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at January 1, 2007	64,705	$647	$269,303	$152,681	$15,356	(2,952)	$(21,865)	$416,122
Net income	—	—	—	21,879	—	—	—	21,879
Loss on net investment hedges, net of $1.4 million tax	—	—	—	—	(2,296)	—	—	(2,296)
Foreign currency translation	—	—	—	—	14,339	—	—	14,339
Employee stock purchases and options exercised	—	—	—	(1,029)	—	805	5,941	4,912
Tax benefit from exercise of stock options	—	—	296	—	—	—	—	296
Share-based compensation	—	—	1,797	—	—	23	170	1,967
Purchases of treasury stock	—	—	—	—	—	(1,575)	(11,845)	(11,845)
Balance at September 30, 2007	64,705	$647	$271,396	$173,531	$27,399	(3,699)	$(27,599)	$445,374

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net income	$17,274	$21,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,251	8,736
Amortization	4,530	4,256
Deferred income tax expense	7,045	2,886
Provision for doubtful receivables	2,048	603
Share-based compensation expense	1,174	1,967
Other, net	170	2,240
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,010)	(17,116)
Other current and long-term assets	(4,076)	(3,268)
Accounts payable	(6,422)	(14,545)
Accrued compensation and related liabilities	2,264	9,655
Other accrued expenses and liabilities	899	1,367
Income taxes payable/refundable	1,515	4,454
Net cash provided by operating activities	23,662	23,114

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,854)	(17,316)
Purchases of property and equipment	(7,830)	(8,631)
Sale of property and equipment	—	1,864
Capitalized software development costs	(845)	—
Other, net	280	—
Net cash used in investing activities	(18,249)	(24,083)

Cash flows from financing activities:
Borrowings on long-term bank line of credit	268,546	252,907
Payments on long-term bank line of credit	(288,391)	(245,740)
Borrowings on term notes	1,602	333
Payments on term notes	(1,800)	(2,641)
Employee stock purchases and options exercised	3,825	4,912
Purchases of treasury stock	(6,731)	(11,845)
Excess tax benefits from share-based compensation	189	290
Settlement of cross currency interest rate swap	—	(339)
Other, net	16	149
Net cash used in financing activities	(22,744)	(1,974)
Effect of exchange rate changes on cash and cash equivalents	986	1,653
Net decrease in cash and cash equivalents	(16,345)	(1,290)
Cash and cash equivalents, beginning of period	40,661	33,319
Cash and cash equivalents, end of period	$24,316	$32,029

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of adoption, the total gross amount of unrecognized tax benefits for uncertain tax positions was $2.5 million. At September 30, 2007, the balance of this accrued liability was $3.0 million. Most of our unrecognized tax benefits would affect our effective tax rate if recognized. Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions. We routinely have tax examinations in process. Currently, our U.S. Federal income tax returns dating back to 2004 are open to possible examination. Our most significant foreign operations are in the U.K., the Netherlands and Germany, where we are no longer subject to tax examination for years prior to 2004, 2001 and 1997, respectively.

We record interest expense related to income taxes in interest expense, and we record tax penalties in selling, general and administrative expenses. Tax-related interest and penalties are not material.

(2)  Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands, except per share data)
Numerator:
Net income	$6,072	$7,466	$17,274	$21,879
Denominator:
Basic weighted average common shares outstanding	61,810	61,042	61,966	61,283
Dilutive effect of employee stock options	424	778	403	771
Diluted weighted average common shares outstanding	62,234	61,820	62,369	62,054

Earnings per share – basic	$0.10	$0.12	$0.28	$0.36
Earnings per share – diluted	$0.10	$0.12	$0.28	$0.35

Dilutive securities are not included in the calculation during periods in which they have an antidilutive effect. The number of antidilutive options (options whose exercise price is greater than the average market price of CIBER common stock during the respective periods) excluded from the calculation of diluted weighted average common shares outstanding was 5,809,000 and 3,534,000 for the three months ended September 30, 2006 and 2007, respectively, and 6,289,000 and 3,783,000 for the nine months ended September 30, 2006 and 2007, respectively.

(3)  Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$6,072	$7,466	$17,274	$21,879
Gain (loss) on net investment hedges, net of tax	273	(1,421)	(2,420)	(2,296)
Foreign currency translation adjustments	455	8,533	11,966	14,339
Comprehensive income	$6,800	$14,578	$26,820	$33,922

(4)  Acquisitions

On September 4, 2007, we acquired California-based Metamor Enterprise Solutions LLC (“Metamor”). Metamor provides SAP software implementation services and is also a reseller of SAP products. At the time of the acquisition, Metamor had approximately 100 SAP consultants. We expect the acquisition to provide scale to our domestic SAP activities, where we previously had difficulty in locating SAP skilled employee resources. The results of the acquired operation have been included in our U.S. ERP Solutions segment (formerly referred to as our U.S. Package Solutions segment) since the date of the acquisition. The preliminary purchase price paid was approximately $16.7 million, including expenses, and is subject to adjustment based upon the final net tangible worth of the operation. The preliminary purchase price was allocated as follows: $2.5 million to net tangible assets acquired, $1.3 million to other intangibles and $12.9 million to goodwill.

(5)  Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, were as follows:

	Commercial Solutions	European Operations	State & Local Government Solutions	Federal Government Solutions	U.S. ERP Solutions	Total
	(In thousands)
Balance at January 1, 2007	$134,248	$139,629	$42,220	$74,433	$41,356	$431,886
Acquisitions	—	—	86	—	12,875	12,961
Goodwill adjustments	402	(26)	—	—	—	376
Effect of foreign exchange rate changes	—	8,824	—	—	—	8,824
Balance at September 30, 2007	$134,650	$148,427	$42,306	$74,433	$54,231	$454,047

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

(7)  Bank Line of Credit

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2009. The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit. The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter. CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter, divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended. Senior Funded Indebtedness means the sum of our liabilities for borrowed money, excluding our Debentures and any liabilities under any swap contract. On September 30, 2007, the bank’s prime rate was 7.75% and our rate for borrowing was 6.50%. We are also required to pay a fee per annum on the unused portion of the line of credit. This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter. The line of credit agreement contains certain financial covenants including: a maximum senior leverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum asset coverage ratio. We were in compliance with these financial covenants as of September 30, 2007. The terms of the credit agreement also contain, among other provisions, specific limitations on additional indebtedness, liens and acquisitions, purchases of treasury stock, investment activity and prohibit the payment of any dividends. The line of credit provides for the issuance of up to $15 million in letters of credit. Any outstanding letters of credit reduce the maximum available borrowings under the line of credit. At September 30, 2007, we had $1.2 million of outstanding letters of credit securing certain financial performance obligations and borrowings of $19.1 million, leaving approximately $39.7 million of remaining borrowing availability under the line of credit.

(8)  Financial Instruments

Net Investment Hedges

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations. We consider the net investment hedges to be effective hedges with gains/losses recorded as part of shareholders’ equity. Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge, both of which are recorded within “accumulated other comprehensive income” on the consolidated balance sheet. During the nine months ended September 30, 2006 and 2007, we recorded a net loss in shareholders’ equity of $2.4 million and $2.3 million from changes in the value of our hedges, net of tax effects.

At September 30, 2007, we had net investment hedges in Great British Pounds (“GBP”) and in Euros. The fair value of our GBP hedges was a loss of $605,000 at September 30, 2007. We did not have a GBP hedge outstanding as of September 30, 2006. As of September 30, 2007, the GBP investment hedges had a notional amount of $30.1 million and a weighted average exchange rate of 0.4990 GBP for each United States dollar (“USD”). The fair value of our Euro hedges was a loss of $2.8 million at September 30, 2007. As of September 30, 2007, the Euro investment hedges had a notional amount of $54.2 million and a weighted average exchange rate of 0.7384 Euros for each USD. The hedges mature at varying dates up to September 2009.

 (9)  Shareholder’s Equity

Repurchase Program – In December 2005, the Board of Directors revised the Company’s share repurchase program to authorize the Company’s management to repurchase either our common stock or our Debentures, whichever is determined to be more advantageous. Through September 30, 2007, the Board had approved up to $22.5 million for repurchases under the revised program. During the nine months ended September 30, 2007, we repurchased approximately 1.6 million common shares under this program at a cost of $11.8 million. We have not repurchased any of our Debentures as of September 30, 2007. At September 30, 2007, there was approximately $1.9 million remaining for future repurchases under this program.

(10)  Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography, and they consist of Commercial Solutions, European Operations, State & Local Government Solutions, Federal Government Solutions, and U.S. ERP Solutions (formerly U.S. Package Solutions).

The following presents financial information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(In thousands)
Total revenue:
Commercial Solutions	$87,412	$90,589	$267,091	$271,713
European Operations	59,761	76,326	174,073	223,769
State & Local Government Solutions	36,872	35,148	105,923	107,478
Federal Government Solutions	34,626	34,150	105,778	102,302
U.S. ERP Solutions	28,601	30,968	87,498	89,612
Inter-segment	(654)	(1,444)	(2,034)	(3,409)
Total revenue	$246,618	$265,737	$738,329	$791,465

Income from operations:
Commercial Solutions	$6,192	$6,991	$18,205	$22,013
European Operations	3,329	5,119	8,824	13,091
State & Local Government Solutions	3,282	2,484	8,924	9,687
Federal Government Solutions	3,450	3,017	10,397	8,845
U.S. ERP Solutions	1,656	3,090	7,030	8,771
Corporate expenses	(6,048)	(5,398)	(16,033)	(16,930)
Total	11,861	15,303	37,347	45,477
Amortization of intangibles	(1,592)	(1,456)	(4,530)	(4,256)
Operating income	$10,269	$13,847	$32,817	$41,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. References to “we,” “our,” “us” or “CIBER” in this Quarterly Report on Form 10-Q refer to CIBER, Inc. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections. Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in our Annual Report on Form 10-K under the caption “Item 1A. Risk Factors.”  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events. Undue reliance should not be placed on such forward-looking statements.

Comparison of the Three Months Ended September 30, 2007 and 2006 - Consolidated

The following table sets forth certain consolidated statement of operations data in dollars and expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2006		2007
	(Dollars in thousands, except billing rate)
Consulting services	$231,517	93.9%	$253,496	95.4%
Other revenue	15,101	6.1	12,241	4.6
Total revenue	246,618	100.0	265,737	100.0

Gross profit – consulting services	58,099	25.1	68,073	26.9
Gross profit – other revenue	7,832	51.9	4,708	38.5
Gross profit – total	65,931	26.7	72,781	27.4

Operating income	10,269	4.2	13,847	5.2

Net income	6,072	2.5	7,466	2.8

Average hourly billing rate	$80		$83
Consultant utilization	83%		84%
Average billable headcount	7,200		7,170

Revenue. Total revenue for the three months ended September 30, 2007, increased approximately 8% compared to total revenue for the three months ended September 30, 2006. We are a global company; therefore our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. Throughout 2007, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues. For the third quarter of 2007, the weakening of the U.S. dollar resulted in an additional $6.0 million of reported revenue over the same period of 2006. Additionally, we completed a small acquisition in September 2007, which contributed $1.0 million of incremental revenue to the current quarter. Excluding the favorable currency translation effects and the recent acquisition from our current quarter results, our total revenue increased 5% for the three months ended September 30, 2007, compared to the same period of 2006. Increased SAP software-related services, primarily in Europe, contributed most to the increase in revenue. Other revenue decreased 19% quarter over quarter primarily due to reduced software sales in Europe.

Revenue by segment was as follows:

	Three Months Ended September 30,
	2006	2007	% change
	(In thousands)
Commercial Solutions	$87,412	$90,589	3.6%
European Operations	59,761	76,326	27.7
State & Local Government Solutions	36,872	35,148	(4.7)
Federal Government Solutions	34,626	34,150	(1.4)
U.S. ERP Solutions	28,601	30,968	8.3
Inter-segment	(654)	(1,444)	n/m
Total revenue	$246,618	$265,737	7.8%

n/m = not meaningful

•                  Our Commercial segment revenue improved between the comparable quarters primarily due to a couple of new, large clients and engagement wins led by growth in our Boston, Washington D.C. and Seattle offices. Headcount was stable in the current quarter, which was an improvement from modest decreases over the last year.

•                  Our European segment benefited from a weak U.S. dollar that added $6.0 million of incremental revenue to our current quarter, compared to the same quarter of 2006. Excluding the favorable currency translation, our European segment revenue grew 18% in the third quarter of 2007, compared to the same quarter of 2006, due to strong sales of SAP implementation services across all of Europe’s major operating territories, including Australia. As a result, our European segment experienced significant headcount growth between the comparable three month periods. In the current quarter, Europe represents approximately 29% of our consolidated revenue, compared to 24% of consolidated revenue in the same quarter of 2006.

•                  The quarter over quarter decrease in total revenue for our State & Local segment was partially due to a reduction in services being performed for the City of New Orleans related to Hurricane Katrina in 2005. During 2007, our services to the City of New Orleans have begun tapering off; especially during the third quarter as compared to a year ago.

•                  The continued revenue decrease in our Federal segment is due to a very difficult governmental spending environment, illustrated by funding delays for information technology initiatives and a continued shift in spending toward war-related efforts. Although total revenue for the current quarter is lower than the same quarter of the prior year, the current decrease equated to just over 1%, which represents a significant slowdown from the revenue decreases in earlier quarters of 2007, especially the first quarter, which declined over 6% compared to the first quarter of 2006.

•                  Excluding a small acquisition that added $1.0 million to our U.S. ERP segment’s current quarter revenue, the segment still managed to grow nearly 5%. This growth was primarily the result of increased sales of our domestic SAP-related services.

Gross profit. Our total gross profit margin improved 70 basis points during the three months ended September 30, 2007, compared to the same period of 2006, due entirely to a 180 basis point improvement in our services gross profit margin. All of our segments, with the exception of our State & Local segment, showed considerable improvement in margins on consulting services. Our European and U.S. ERP segments showed the greatest improvement with increases of 400 basis points or more quarter over quarter. Our Commercial segment had a 140 basis point improvement. Additionally, Europe’s consulting services projects typically have higher gross profit margins compared to similar domestic projects. With Europe delivering a higher percentage of our consolidated revenues, our gross profit margins increase more than if the same revenue was generated domestically. Gross profit on other revenue was down substantially due to reduced sales of higher margin products during the quarter.

Selling, general and administrative. As a percentage of revenue, selling, general and administrative expenses (“SG&A”) decreased by approximately 30 basis points to 21.6% for the three months ended September 30, 2007, compared to 21.9% for the three months ended September 30, 2006. Our Europe and U.S. ERP segments led the improvement. As we have grown revenue during the quarter, we have been able to keep SG&A growth to a lower level. Domestic SG&A spending increased approximately $500,000 in the third quarter of 2007 from the third quarter of last year . Although Europe showed a sizable percentage decrease in SG&A expenses, their higher gross margin business carries inherently higher SG&A costs. With Europe representing a greater percentage of our overall revenue, SG&A expense as a percentage of revenue on a total company basis is driven upward. Europe’s third quarter SG&A costs increased by $2.9 million from last year due to expansion to support increased operations and changes in foreign currency exchange rates.

Operating income. As a result of the improved total gross profit margin and reduced SG&A expenses as a percentage of revenue, our operating income improved 100 basis points to 5.2% for the three months ended September 30, 2007, compared to 4.2% for the three months ended September 30, 2006.

Operating income by segment was as follows:

	Three Months Ended September 30,		%	2006 % of	2007 % of
	2006	2007	change	revenue*	revenue*
	(In thousands)
Commercial Solutions	$6,192	$6,991	12.9%	7.1%	7.7%
European Operations	3,329	5,119	53.8	5.6	6.7
State & Local Government Solutions	3,282	2,484	(24.3)	8.9	7.1
Federal Government Solutions	3,450	3,017	(12.6)	10.0	8.8
U.S. ERP Solutions	1,656	3,090	86.6	5.8	10.0
Corporate expenses	(6,048)	(5,398)	10.7	(2.5)	(2.0)
Total	11,861	15,303	29.0%	4.8	5.8
Amortization of intangibles	(1,592)	(1,456)		(0.6)	(0.5)
Operating income	$10,269	$13,847		4.2%	5.2%

* Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  Commercial segment operating income percentage increased as a large, low-margin fixed-price project ended in late 2006 and our newer engagements have been yielding slightly better margins.

•                  European segment operating income increased due to improved gross profit margin on consulting services revenue related to strong demand, as well as improvements in our operations in the Netherlands, Denmark, Sweden and Norway, among others. Additionally, the decrease in Europe’s SG&A expense as a percentage of revenue, resulting from operating leverage achieved on higher revenue volumes, contributed to the operating income margin improvement.

•                  State & Local segment operating income declined primarily related to additional costs on a fixed-price project, but was partially offset by a reduction in SG&A expense due to better expense controls.

•                  Federal segment operating income decreased due to the difficult governmental spending environment, coupled with an increase in SG&A costs for the third quarter of 2007 related to new business initiatives that are directed at repositioning this business.

•                  U.S. ERP segment operating income increased primarily due to improved gross profit margin on consulting services, which was the result of improved project execution efforts continuing into the current quarter from earlier quarters of 2007, and the completion of several low gross profit projects earlier this year that caused a drag on operating income during the third quarter of 2006. Additionally, SG&A expenses held constant, which contributed to the significantly improved operating income margin.

Other income (expense). Other expense, net was $494,000 during the three months ended September 30, 2007, compared to other income, net of $353,000 during the three months ended September 30, 2006, for a total decrease in other income of $847,000. Foreign currency losses offset by gains on foreign currency forward contracts in the current quarter accounted for approximately $413,000 of the decrease when compared with the foreign currency gains from the third quarter of 2006. Additionally, minority interest expense increased $454,000 between the comparable quarters.

Income taxes. Our effective tax rate was 36.2% for the three months ended September 30, 2007, and was 31.0% for the same period in 2006. As we typically complete our tax returns for the prior year during the second half of the current year, our third and fourth quarter tax provisions usually reflect adjustments to true-up prior period estimates.

Prior to any such adjustments, CIBER’s effective tax rate would have been approximately 38% and 39% for the three month periods ended September 30, 2007 and 2006, respectively.

Comparison of the Nine Months Ended September 30, 2007 and 2006 – Consolidated

The following table sets forth certain consolidated statement of operations data in dollars and expressed as a percentage of total revenue:

	Nine Months Ended September 30,
	2006		2007
	(Dollars in thousands, except billing rate)
Consulting services	$695,590	94.2%	$749,726	94.7%
Other revenue	42,739	5.8	41,739	5.3
Total revenue	738,329	100.0	791,465	100.0

Gross profit – consulting services	175,412	25.2	199,814	26.7
Gross profit – other revenue	22,526	52.7	16,880	40.4
Gross profit – total	197,938	26.8	216,694	27.4

Operating income	32,817	4.4	41,221	5.2

Net income	17,274	2.3	21,879	2.8

Average hourly billing rate	$79		$82
Consultant utilization	85%		85%
Average billable headcount	7,135		7,170

Revenue. Total revenue for the nine months ended September 30, 2007, increased 7% compared to total revenue for the nine months ended September 30, 2006. As mentioned in the three month comparative discussion, our revenue can be significantly affected by currency exchange-rate fluctuations. For the nine months ended September 30, 2007, the weak U.S. dollar resulted in an additional $18.5 million of reported revenue over the nine months ended September 30, 2006. Additionally, the acquisition completed in September 2007, plus two second quarter 2006 European acquisitions contributed incremental revenue of approximately $2.5 million to the current nine month results. Excluding the favorable currency translation effects and the incremental revenue from acquisitions, our total revenue for the nine months ended September 30, 2007, increased 4% from total revenue reported for the nine months ended September 30, 2006. Increased SAP software-related services, primarily in Europe, contributed most to the increase in revenue, and growth in our Commercial segment contributed to a lesser extent.

Revenue by segment was as follows:

	Nine Months Ended September 30,
	2006	2007	% change
	(In thousands)
Commercial Solutions	$267,091	$271,713	1.7%
European Operations	174,073	223,769	28.5
State & Local Government Solutions	105,923	107,478	1.5
Federal Government Solutions	105,778	102,302	(3.3)
U.S. ERP Solutions	87,498	89,612	2.4
Inter-segment	(2,034)	(3,409)	n/m
Total revenue	$738,329	$791,465	7.2%

n/m = not meaningful

•                  Commercial segment revenue increased during the comparable nine month periods due to a couple of new, large clients and engagement wins led by growth in our Boston, Washington D.C. and Seattle offices.

•                  $18.5 million, or 10.6%, of the $49.7 million increase in our European segment revenue was due to favorable foreign currency fluctuations. Additionally, Europe had another $1.5 million of incremental revenue in the current nine month period resulting from two acquisitions completed in the second quarter of 2006. Excluding these items, our European segment grew 17% resulting from strong sales of SAP implementation services in all of our major operating territories, including Australia. In the current nine months, Europe represents approximately 28% of our consolidated revenue, compared to 24% of consolidated revenue in the same period of 2006.

•                  State & Local segment revenue growth for the nine month period was driven by incremental revenue from the Pennsylvania Turnpike Commission project that began in mid-2006, and gains in our Nashville, Tennessee and Springfield, Illinois operations. However, these gains were tempered by a decreasing level of services provided to the City of New Orleans during 2007.

•                  The continued revenue decrease in our Federal segment is due to a very difficult governmental spending environment, illustrated by funding delays for information technology initiatives and a continued shift in spending toward war-related efforts.

•                  Half of the growth in total revenue in our U.S. ERP segment, or $1.0 million, during the nine months ended September 30, 2007, was related to an acquisition completed in September 2007. Excluding that acquisition, our U.S. ERP segment grew 1% for the comparable nine month periods. Software-related services, primarily for SAP products, are up approximately 5% this year; however, this was partially offset by reduced product commission revenues. Our sales of IBM products have slowed as some of their product lines are in the process of turning over.

Gross Profit. In total, our gross profit margin improved 60 basis points to 27.4% for the nine months ended September 30, 2007, compared to 26.8% for the same period in 2006. Gross profit margin on consulting services revenue, which grew by 150 basis points, accounted for the increase. The increase in gross profit margin reflects a strong consulting services margin improvement in our U.S. ERP, Europe and Commercial segments, which increased by 330 basis points, 290 basis points and 150 basis points, respectively. Additionally, Europe’s consulting services projects typically have higher gross profit margins compared to similar domestic projects. With Europe delivering a higher percentage of our consolidated revenues, our gross profit margins increase more than if the same revenue was generated domestically. The decrease in gross profit margin on other revenue to 40.4% for the nine months ended September 30, 2007, from 52.7% for the nine months ended September 30, 2006, was primarily due to an increase in lower margin hardware and software sales in our Europe segment, and a decrease in high-margin product commission revenue in our U.S. ERP segment.

Selling, general and administrative. As a percentage of revenue, SG&A expenses improved approximately 20 basis points to 21.6% for the nine months ended September 30, 2007, compared to 21.8% for the nine months ended September 30, 2006. Our State & Local segment led the improvement for the current nine month period with a 150 basis point improvement, and was aided by decreases in the European and U.S. ERP segments as well, with improvements of 110 basis points and 70 basis points, respectively. Although Europe showed a sizable percentage decrease in SG&A expenses, their higher gross margin business carries inherently higher SG&A costs. With Europe representing a greater percentage of our overall revenue, SG&A expense as a percentage of revenue on a total company basis is driven upward. Overall, our domestic SG&A expense was held relatively flat year over year, but SG&A increased by $10.3 million in our European segment from last year. About half of the increase in Europe’s SG&A is from foreign currency exchange rate changes, while the other half is from growth to support our expanding operations.

Operating income. As a result of the improved total gross profit margin and the slightly reduced SG&A expenses as a percentage of revenue, our operating income improved 80 basis points to 5.2% for the nine months ended September 30, 2007, compared to 4.4% for the nine months ended September 30, 2006.

Operating income by segment was as follows:

	Nine Months Ended September 30,		%	2006 % of	2007 % of
	2006	2007	change	revenue*	revenue*
	(In thousands)
Commercial Solutions	$18,205	$22,013	20.9%	6.8%	8.1%
European Operations	8,824	13,091	48.4	5.1	5.9
State & Local Government Solutions	8,924	9,687	8.5	8.4	9.0
Federal Government Solutions	10,397	8,845	(14.9)	9.8	8.6
U.S. ERP Solutions	7,030	8,771	24.8	8.0	9.8
Corporate expenses	(16,033)	(16,930)	(5.6)	(2.2)	(2.1)
Total	$37,347	$45,477	21.8%	5.1	5.7
Amortization of intangibles	(4,530)	(4,256)		(0.6)	(0.5)
Operating income	$32,817	$41,221		4.4%	5.2%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  Commercial segment operating income percentage for the nine months increased as a large, low-margin fixed-priced project ended in late 2006 and our newer engagements have been yielding slightly better margins.

•                  European segment operating income improved primarily related to a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes.

•                  State & Local operating income in dollars, and as a percentage of revenue, was up for the nine month period ended September 30, 2007, compared to the same period of 2006, primarily related to $1.3 million in reduced SG&A expenses.

•                  Federal segment operating income for the nine months reflects the difficult governmental spending environment, coupled with increased SG&A expenses predominantly in the third quarter.

•                  U.S. ERP segment operating income improved considerably given the completion of several low gross profit projects earlier in the current year, as well as improved project delivery. Additionally, the reduction in SG&A expenses as a percentage of revenue also contributed to the improved operating income margin.

Other income (expense). Other expense, net of $1.2 million was recorded during the nine months ended September 30, 2007, compared to other income, net of $143,000 during the same period of 2006, creating an unfavorable swing of $1.3 million. Foreign currency losses offset by gains on foreign currency forward contracts in the current nine months accounted for approximately $691,000 of the decrease when compared with the foreign currency gains that were offset by losses on forward currency forward contracts during the similar nine months of 2006. Additionally, minority interest expense increased $627,000 between the comparable nine month periods.

Income taxes. Our effective tax rates were 37.4% and 36.7% for the nine month periods ended September 30, 2007 and 2006, respectively. As we typically complete our tax returns for the prior year during the second half of the current year, our third and fourth quarter tax provisions usually reflect adjustments to true-up prior period estimates. Such adjustments may be favorable or unfavorable. Our 2007 and 2006 effective tax rates were favorably affected by such adjustments; however, the 2007 adjustments made were not as favorable as last year. In addition, certain other tax items are also recorded in the period in which they occur and thus impact our effective tax rate from period to period.

Proposed New Accounting Pronouncement

In August 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.”  The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retroactively.  If adopted, this FSP would change the accounting treatment for our convertible senior subordinated debentures.  This new accounting treatment could impact our results of operations and result in an increase to non-cash interest expense beginning in 2008 for financial statements covering past and future periods.  We are currently evaluating the potential impact of this issue on our consolidated financial statements in the event that this pronouncement is adopted by the FASB.

Liquidity and Capital Resources

At September 30, 2007, working capital totaled $162.7 million and our current ratio was 2.1:1, compared to working capital of $140.8 million and a current ratio of 2:1 at December 31, 2006. Historically, we have used our operating cash flow, borrowings under our line of credit, periodic sales of our common stock, as well as the sale of Debentures, to finance our ongoing operations and business combinations. We believe that our cash and cash equivalents, our operating cash flow and our available line of credit will be sufficient to finance our working capital needs through at least the next 12 months.

	Nine Months Ended September 30,
	2006	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$23,662	$23,114
Investing activities	(18,249)	(24,083)
Financing activities	(22,744)	(1,974)
Effect of foreign exchange rates on cash	986	1,653
Net decrease in cash and equivalents	$(16,345)	$(1,290)

Our balance of cash and cash equivalents was $32.0 million at September 30, 2007, compared to a balance of $33.3 million at December 31, 2006. At both September 30, 2007, and December 31, 2006, substantially all of our cash balance was maintained by our European subsidiaries.

Operating activities. Total accounts receivable increased to $250.1 million at September 30, 2007, from $226.1 million at December 31, 2006, primarily due to a revenue increase, and to a lesser extent, a weakening of the U.S. dollar against the Euro and British pound, which caused our European accounts receivable balances to translate into more U.S. dollars. Total accounts receivable day’s sales outstanding (“DSO”) was 80 days on September 30, 2007, compared to 76 days at December 31, 2006. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts. Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity. At September 30, 2007, we had approximately $15.5 million of outstanding accounts receivable from the City of New Orleans (the “City”). Although we continue to provide services to the City, most of this receivable balance is for pre-2007 services related to the hurricane disaster. The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services. However, we collected approximately $6.1 million from the City during the first half of 2007, and we are working diligently with the City and FEMA on a process that will improve collections going forward. We have recently been informed that FEMA has approved approximately $6.5 million of our invoices for reimbursement to the City. We expect to receive payment on those invoices during the fourth quarter. We are continuing to work with the City and FEMA on the balance. Based on our communications with the City and FEMA, we believe we will be able to collect the balance in full.

Accrued compensation and related liabilities were $55.6 million at September 30, 2007, and $43.6 million at December 31, 2006. These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle. At September 30, 2007, there were 10 days of accrued compensation, compared to 5 days at December 31, 2006.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid. The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors. Due to the slower IBM product sales during the third quarter of 2007, our accounts payable balance related to hardware is down $12.3 million at September 30, 2007, compared to the balance at December 31, 2006.

Investing activities. Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment. We used $17.3 million for acquisitions during the nine months ended September 30, 2007, compared to $9.9 million during the same time period in 2006. Spending on property and equipment was $8.6 million during the nine months ended September 30, 2007, compared to $7.8 million during the same period of 2006. During the third quarter of 2007, we sold the aircraft acquired in the Novasoft AG acquisition in 2004 for $1.9 million.

Financing activities. Our financing activity outflows primarily consist of cash used for the repayment of our line of credit and term loans and the purchase of treasury stock. We purchased $11.8 million of treasury stock during the nine months ended September 30, 2007, compared to $6.7 million during the nine months ended September 30, 2006. At September 30, 2007, we had authorization for the repurchase of an additional $1.9 million of common stock or Debentures under our current repurchase plan. We may continue to use cash to repurchase our common stock or our Debentures, whichever is more advantageous. Financing activity inflows consist of cash provided by borrowings on our line of credit, sales of stock under our employee stock purchase plan and the exercise of employee stock options. The cash provided by sales of stock under our employee stock purchase plan and options exercised was $4.9 million during the nine months ended September 30, 2007, compared to $3.8 million during the nine months ended September 30, 2006.

In July 2007, we signed a 10-year lease for new office space for our corporate headquarters. Our current lease expires in December 2008. The new space, which is currently under construction and scheduled for completion in late 2008, is similar in size and class of building to our current space, and is located near our current corporate headquarters in Greenwood Village, Colorado.

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

Bank Line of Credit – We have a $60 million revolving line of credit with Wells Fargo Bank, N.A. that expires on September 30, 2009. As of September 30, 2007, we had $19.1 million of outstanding borrowings under this line of credit. The line of credit will remain unsecured, unless borrowings exceed $40 million for two consecutive fiscal quarters or if certain financial covenant thresholds are exceeded, in which case, substantially all of CIBER’s assets would secure the line of credit. The interest rate charged on borrowings under the agreement ranges from the prime rate of interest (“prime”) less 1.25% to prime less 0.30%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter. CIBER’s Pricing Ratio is defined as the ratio of CIBER’s Senior Funded Indebtedness at the end of each quarter divided by CIBER’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior four fiscal quarters then ended. On September 30, 2007, the bank’s prime rate was 7.75% and our rate for borrowing was 6.50%. We are also required to pay a fee per annum on the unused portion of the line of credit. This fee ranges from 0.125% to 0.40%, depending on CIBER’s Pricing Ratio and changes, as required, on the first day of each quarter.

The terms of the credit agreement contain, among other provisions, specific limitations on additional indebtedness, liens and merger activity and prohibit the payment of any dividends. The line of credit agreement also contains certain financial covenants including a maximum asset coverage ratio (Senior Funded Indebtedness, excluding amounts due to IBM Credit under the wholesale financing agreement, divided by net accounts receivable, excluding foreign accounts and accounts securing our wholesale finance agreement with IBM Credit) of 50%; a maximum leverage ratio (a ratio of Total Funded Indebtedness divided by EBITDA) of 5.0 to 1.0; a maximum senior leverage ratio (the ratio of Senior Funded Indebtedness divided by EBITDA) of 1.5 to 1.0; and a minimum fixed charges coverage ratio (the ratio of EBITDAR to Total Fixed Charges) of 1.75 to 1.0. We are required to satisfy the financial covenants at the end of each quarter. We were in compliance with these financial covenants as of September 30, 2007. Certain elements of these ratios are defined below.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) to offset the translation and economic exposures related to our investments in these foreign operations. We consider the net investment hedges to be effective hedges with gains/losses recorded as part of shareholders’ equity. Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the hedges, both of which are recorded within “accumulated other comprehensive income” on the consolidated balance sheet. During the nine months ended September 30, 2006 and 2007, we recorded a net loss in shareholders’ equity of $2.4 million and $2.3 million from changes in the value of our hedges, net of tax effects.

At September 30, 2007, we had net investment hedges in Great British Pounds (“GBP”) and in Euros. The fair value of our GBP hedges was a loss of $605,000 at September 30, 2007. We did not have a GBP hedge outstanding as of September 30, 2006. As of September 30, 2007, the GBP investment hedges had a notional amount of $30.1 million and a weighted average exchange rate of 0.4990 GBP for each United States dollar (“USD”). The fair value of our Euro hedges was a loss of $2.8 million at September 30, 2007. As of September 30, 2007, the Euro investment hedges had a notional amount of $54.2 million and a weighted average exchange rate of 0.7384 Euros for each USD. The hedges mature at varying dates up to September 2009.

During the nine months ended September 30, 2007, there were no other material changes in our market risk exposure. For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2006, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on his evaluation as of September 30, 2007, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities: None

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our common stock made during the three months ended September 30, 2007.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Programs (2)

July 2007	190,000	$7.96	190,000	$3,680,000
August 2007	180,000	7.35	180,000	$2,358,000
September 2007	55,000	7.62	55,000	$1,938,000
Total	425,000	$7.66	425,000

(1) Calendar month

(2) As of end of month indicated

On June 22, 1999, CIBER announced its share repurchase program. The program has been amended from time to time by our Board of Directors. In December 2005, the Board of Directors revised our repurchase program to authorize the Company’s management to repurchase either our common stock or our convertible debentures, whichever is determined to be more advantageous; and through September 30, 2007, the Board of Directors had approved repurchases totaling up to $22.5 million under the revised program. Through September 30, 2007, we had repurchased only common stock.

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

CIBER, INC.
(Registrant)

Date: October 30, 2007	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date: October 30, 2007	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Acting Chief Financial Officer