Form 10-K
period 2007-12-31
CIBER INC
filed 2008-03-06
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 29, 2007, was $446,400,809, based on the closing price of the registrant’s Common Stock of $8.18 per share reported on the New York Stock Exchange on such date.

As of February 29, 2008, there were 60,101,331 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Shareholders to be held on April 29, 2008, are incorporated by reference into Part III of this Report.

CIBER, Inc.

Form 10-K

Part I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.   Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,”  “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify forward-looking statements.   These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in this Annual Report on Form 10-K  under the caption “Item 1A. Risk Factors.”  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Undue reliance should not be placed on such forward-looking statements.

In this Annual Report on Form 10-K, we use the terms “CIBER,” “we,” “the Company,” “our” and “us” to refer to CIBER, Inc. and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Item 1.  Business

Overview

CIBER, Inc. is a diversified, system integration and information technology (“IT”) services consulting firm, with approximately 8,400 employees and total revenue of approximately $1.1 billion in 2007.  We operate in a geographically-based business model from over 100 offices in 18 countries.  CIBER helps clients achieve their business goals by building, integrating and supporting mission-critical applications and systems for optimized quality, increased business value, faster time-to-market and reduced total cost of operations.  Our clients consist primarily of governmental agencies and Fortune 1000 and middle market companies across most major industries.

Services and Operations

We organize our operations by the nature of their services, client base and geography.  At December 31, 2007, we had five reportable segments as follows:

2007
Revenue %
Commercial Solutions	33%
European Operations	30%
State & Local Government Solutions	13%
Federal Government Solutions	13%
U.S. ERP Solutions	11%

Commercial Solutions

CIBER’s Commercial Solutions segment provides IT project solutions and IT staffing in custom-developed software environments, including application development and maintenance, outsourcing and staffing services primarily to our U.S. commercial customers.  We provide the full range of application portfolio management support, including analysis, design, development, testing, implementation and maintenance of business applications.

A key differentiator for our Commercial segment is the strength of our local relationships coupled with both our vertical and national practice expertise.  Our geographically-based business model enables us to provide local accountability, which is the cornerstone of many of our long-standing client relationships.  From this model, the Commercial segment has developed expertise in a variety of verticals, including the automotive, manufacturing, services, retail, financial and telecommunications industries.

The Commercial segment’s key horizontal niches are its national practices - Enterprise Integration, Global Security and Travel and Hospitality.  The Enterprise Integration Practice provides services to integrate data and applications for companies and organizations to deliver fully functional business solutions.  We blend our proprietary tools, standardized processes and skilled resources in enterprise architecture, business performance management, enterprise information management, master data management and service-oriented and event-driven architecture to help our clients leverage information for optimal business value.  The Global Security Practice provides assessment and remediation services, as well as managed security services that include intrusion monitoring and incident response.  In 2007, this strategic practice broadened its scope of services to address a wider range of business hazards by integrating business continuity and disaster recovery.  These highly-focused practices provide high-end consultants, best practices, methodologies and repeatable solutions to our clients.

Our delivery capabilities span service-oriented architectures, including J2EE and .NET, as well as traditional client/server and mainframe development.  We also offer portal development, wireless and mobility applications and managed content services.  Our strength lies in architecture frameworks and development, managed content services for integrating unstructured content into business processes, and alternative delivery channels such as mobility and wireless.

In addition, our IT Outsourcing Practice offers a comprehensive scope of IT-related outsourcing services, including on-going application support, infrastructure and IT operations outsourcing in the areas of technology solutions (including networks, servers, storage, security and desktops) and service desk solutions (including help desk and call center, data center hosting, monitoring and management and maintenance and systems support).  In 2007, we expanded our data center, help desk, Enterprise Resource Planning (“ERP”) support and infrastructure services, with increased delivery coming from our India-based infrastructure services group.

European Operations

Our CIBER Europe operations, headquartered in the United Kingdom, provide a broad range of business and technical consulting services that include package implementation, application development, systems integration and support services, as well as our own Customer Relationship Management software products.  In recent years, CIBER Europe has undertaken a number of initiatives to expand its portfolio of services offered, specifically in the areas of outsourcing, hosting and managed services.  These initiatives have helped CIBER Europe earn recognition as a full-line service provider, able to offer a range of services covering the entire project lifecycle.

Key geographies for CIBER Europe include the Netherlands, the United Kingdom, Germany and the Scandinavian region consisting of Norway, Sweden, Denmark and Finland, which in total accounted for approximately 89% of the European segment’s total revenues in 2007.  Additionally, Europe had strong revenue growth from Russia, the Czech Republic, Austria, Spain and its relatively new territories of China, Australia and New Zealand.  CIBER Europe has expertise in the following industry verticals: manufacturing, chemical and pharmaceutical, retail, healthcare, energy and utilities, public sector and publishing and media.  Another key driver of our growth is a focus on developing and providing repeatable solutions that minimize cost and dramatically improve speed-to-market.  CIBER Europe has template solutions for a number of markets, including sophisticated engineering, retail, aerospace and defense, sport and leisure, and not-for-profit and charitable organizations.

Our partner relationships in Europe include SAP, Sage and Microsoft.  SAP-related solutions and services are a major part of the CIBER Europe business, accounting for approximately 60% of our European revenue.  CIBER Europe is a SAP Alliance Partner, as well as a Special Expertise Partner for SAP Industry Solutions in Automotive, Retail and Chemicals.

State & Local Government Solutions

CIBER’s State & Local Government Solutions segment primarily provides custom solutions that are similar to our Commercial segment’s offerings.  However, our State & Local Government segment’s clients consist of each of the 50 states over the past three years, over 225 cities, and more than 150 counties, as well as hundreds of other quasi-governmental entities, such as school districts and utilities.

Our State & Local Government segment differentiates itself through the strength of its local relationships, combined with specific vertical expertise.  Key verticals for this segment include health and human services, labor, transportation, law and justice and financial management.  Additionally, we launched a K-12 education vertical in 2007.  Increasingly, the State & Local Government segment is also cross-selling projects with our U.S. ERP segment, and leverages the horizontal expertise of our Enterprise Integration, Global Security and IT Outsourcing groups.

Federal Government Solutions

Our Federal Government segment provides custom solutions to defense and civilian agencies of the U.S. Federal Government.  In the aggregate, the various agencies of the U.S. Federal Government represent our largest client and accounted for over 12% of our total revenue in 2007.

The Federal Government segment is aligned along a customer focus to allow each operating group to provide a full set of capabilities to customers with common missions, goals and requirements, and to create synergies within the groups.  The alignment also allows us to build on the relationships we have built with clients.  These customer-focused groups consist of Federal Civilian, Natural Resources, Defense Technology Systems and Defense and Intelligence.  CIBER operates as both a prime vendor and a subcontractor within this segment.  A key differentiator for our Federal Government segment is its strong client referrals driven by the expertise and high quality of our employees.

U.S. ERP Solutions

Our U.S. ERP segment provides consulting services to support multi-package ERP solutions for customers in the U.S. from vendors including SAP, Oracle (including PeopleSoft and JD Edwards) and Lawson, as well as several supply chain and education management products.  We have vertical expertise in the public sector, education, healthcare, retail, manufacturing, grower management, food and beverage and supply chain execution.  Our U.S. ERP segment frequently works with our Commercial and State & Local Government segments, leveraging the local relationships of these groups to cross-sell opportunities in ERP solutions, along with services provided by the other segments.

We are a SAP Services Alliance Partner and a Special Expertise Partner to SAP in various industries.  Our comprehensive SAP solutions include implementations and upgrades, extensions, integrations and customizations.  Our vertical focus for SAP products is in commercial industries such as retail, apparel and footwear, metals and mining and manufacturing, as well as K-12 education, tollways and public services.

We are an Oracle Certified Advantage Partner and a strategic partner to Oracle in several key industries such as the public sector, higher education, healthcare and food and beverage.  Our Oracle, PeopleSoft and JD Edwards solutions involve building, integrating and supporting mission critical systems for real-time enterprises.

We are a Certified Lawson Consulting Partner, providing full functional, technical implementation and project management support.  Our Lawson specific expertise focuses on change leadership, business process calibration, strategic visioning and knowledge transfer.

Additionally, this segment’s Technology Solutions Group Practice focuses on providing customers with the best infrastructure on which to deploy their mission critical business applications, and we are an authorized reseller of certain technology products, primarily from IBM.  Services in this group include assessment and selection, configuration, installation, server consolidation, performance evaluation and system architecture design.

Financial Information about Segments and Geographic Areas

The information required by these items is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to our Consolidated Financial Statements included under “Financial Statements and Supplementary Data” of this Annual Report.

Clients

Our clients consist primarily of Fortune 1000 and middle market companies across most major industries, as well as governmental agencies.  These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives.  In 2007, we estimate our approximate percentage of total revenue by client industry was:

Government	28%
Manufacturing/high tech	18%
Financial	13%
Healthcare/pharmaceutical	10%
Automotive	6%
Retail	6%
Telecommunications	3%
Education	2%
Services and other	14%

Certain clients account for a significant portion of our revenue.  Our largest client, the various agencies of the U.S. Federal Government, collectively accounted for approximately 15%, 14% and 12% of total revenue in 2005, 2006 and 2007, respectively.  No other client accounted for more than 3% of our total revenue in 2007.  In addition, our five largest clients (including the various agencies of the U.S. Federal Government as one client) accounted for, in the aggregate, approximately 22% of our total revenue in 2007.  By segment, the largest client for each of our respective segments accounted for the following percentage of each segment’s 2007 total revenues: Commercial - 7%; Federal Government - 96%; State & Local Government - 21%; U.S. ERP - 12% and European Operations - 7%.  Additionally, our State & Local Government segment had a second client in 2007 that accounted for 11% of its total segment revenue.

Client retention and turnover is highly dependent upon the type of solution we are providing.  Many of our client relationships in which we are providing a custom solution have continued for many years.  Each year, most of the services revenue in our Commercial, Federal Government and State & Local Government segments comes from clients for whom we have previously provided services.  With services related to package software solutions, which includes our U.S. ERP segment, as well as a large part of our European segment, client engagements most typically involve a large enterprise software implementation over a period of six to eighteen months.  Typically, once package software implementations are completed, future consulting services revenues from that client are minimal and, as a result, client turnover is high, and we are generally selling services to new customers.

Typically, both our commercial and government clients may cancel their contracts or reduce their use of our services on short notice.  If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse affect on our financial condition and results of operations.

Acquisitions/Business Combinations

Since the late-1980s, CIBER has executed a strategy of growth and diversification that included expanding our range of IT-related services, developing a professional sales force and selectively acquiring established complementary companies.  Since our initial public offering in March of 1994, we have completed over 60 business combinations.  In the past three years, our acquisition strategy has centered upon our need to further augment business segments with additional vertical areas of expertise, consultants or geographic reach.  Our acquisition strategy has been central to our ability to expand our business model in the following areas:

•                                          Increased project-based capabilities - We have expanded our project-based delivery capabilities by adding expertise around SAP, Oracle (which now includes PeopleSoft and JD Edwards) and other ERP packages, such as with our 2007 acquisition of Metamor Enterprise Solutions, LLC, a provider of SAP software implementation services and a reseller of SAP products.  In addition to acquiring project-based ERP capabilities, we have developed internal project level expertise in delivery of custom software applications, application maintenance and technology outsourcing services.  This combination of acquired and organically-developed project delivery capabilities has resulted in a shift in our mix of business to project-based work from staff supplementation services.

•                                          Established significant public sector presence - Our acquisitions have enabled us to become an established firm in the public sector, providing services to all 50 states over the past three years, over 225 cities and more than 150 counties, as well as hundreds of other quasi-governmental entities, such as school districts and utilities and to the U.S. Federal government.  Our public sector clients, including Europe, accounted for approximately 28% of our total revenue in 2007.

•                                          Expanded geographic presence - Acquisitions have also allowed us to expand our geographic footprint to include a significant European presence.  Beginning with our first foreign acquisition in the Netherlands in 1999, and most recently our 2007 acquisition of a Swedish SAP consultancy, we have expanded our European operations to include approximately 28 foreign offices located in 11 European countries, plus China, Australia and New Zealand.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies.  Our competition varies significantly from city to city, as well as by the type of service provided.  Our principal competitors include Accenture Ltd., BearingPoint, Inc., CACI International, Inc., CGI Group Inc. and MAXIMUS, Inc.  We also compete with privately-held local and regional IT consulting firms, as well as the service divisions of various software developers.  In addition, we must frequently compete with a client’s own internal IT staff.

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

•                                          Optimized Delivery Methodology - Our proprietary Optimized Delivery Model ™ (“ODM”) is designed to determine the right mix of client and CIBER resources and the appropriate work site for an engagement, as well as balance the cost of the resources and the complexity of managing a diverse and distributed team.  Our approach minimizes resource costs and maximizes delivery effectiveness for the benefit of the client.  The approach consists of a series of steps to profile the customer’s business drivers and capabilities, create alternative resource scenarios and formalize governance around delivering the work.  The output of these efforts is a recommended delivery model that is optimized to balance the client’s resource costs with the risks and constraints of distributed delivery teams.  The overall ODM process has been effective in our pursuit of project engagements and use of the methodology has become a distinct competitive advantage.

Employees

As of December 31, 2007, we had approximately 8,400 employees and consultants.  We routinely supplement our employee consulting staff with the use of contractors.  At December 31, 2007, we had approximately 7,325 billable consultants, of which approximately 1,375 were contractors.  None of our employees are subject to a collective bargaining arrangement.  We have employment agreements with our executive officers and certain other employees.  We believe our relations with our employees are good.

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

Seasonality

We experience a moderate amount of seasonality.  Typically, our billable hours, which directly affect our revenue and profitability, decrease in the second half of the year, especially during the fourth quarter, due to the large number of holidays and vacation time taken by our billable consultants.  As a result, our operating income as a percentage of revenue is generally the lowest in the fourth quarter of each calendar year.

Available Information

The Internet address of our website is http://www.ciber.com.  On the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practical after the reports are electronically filed with or furnished to with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act.

Item 1A.  Risk Factors

We operate in a dynamic and rapidly changing economic and technological environment that involves numerous risks and uncertainties, many of which are driven by factors that we cannot control or predict.  The following section describes some, but not all, of the factors that could have a material adverse affect on our business, financial condition, results of operations and the market price of our common stock.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

Our quarterly revenues, operating results and profitability have varied in the past and, in the future are likely to vary significantly from quarter to quarter, making them difficult to predict.  This may lead to volatility in our share price.  Some of the factors that are likely to cause these variations are:

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

Our success depends on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences.  We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace.  In addition, services, solutions and technologies developed by current or future competitors may make our service or solution offerings uncompetitive or obsolete.  Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

Our business could be adversely affected if our clients are not satisfied with our services and we could face damage to our professional reputation and/or legal liability.

As a professional services firm, we depend largely on our relationships with our clients and our reputation for high-quality professional services and integrity to attract and retain clients.  Additionally, many of our engagements involve projects that are critical to the operations of our clients’ businesses.  If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client.  In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

If we do not meet our contractual obligations to a client, it could subject us to legal liability.  Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions.  We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines.  We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss.  If we cannot or do not fulfill our obligations, we could face legal liability.  Although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.  In addition, if we were to fail to properly deliver on a project, we may not be able to collect any related accounts receivable or could even be required to refund amounts paid by the client.

Termination of a contract by a significant client and/or cancellation with short notice could reduce our revenue and profitability and adversely affect our financial condition.

Our five largest clients accounted for approximately 22% of our revenue in 2007.  The various agencies of the U.S. Federal Government represent our largest client, accounting for approximately 12% of total revenue in 2007, while no other client accounted for more than 3% of our total revenue.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract at any time with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy generally.  When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.  Consequently, our profit margins may be adversely affected.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of a large engagement conducted on a fixed-price basis.

Although the percentage may vary from year to year, we estimate that approximately 20-25% of our total services revenue in 2007 was from engagements performed in accordance with fixed-price contracts.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for completing the project.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the project.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.  Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.

Financial and operational risks of our international operations could result in a decline in revenue and profitability.

We have continued to expand our international operations and estimate that our foreign offices currently represent approximately 30% of our total revenue.  We operate in 17 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

The revenues and expenses of our international operations generally are denominated in local currencies.  Accordingly, we are subject to exchange rate fluctuations between such local currencies and the U.S. dollar.  These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations and the cost of potential acquisitions.  There can be no assurance that we will not experience fluctuations in financial results from our operations outside of the U.S., and there can be no assurance that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.  We manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, when deemed appropriate, with derivative financial instruments.  There is no assurance that we will continue to use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risks.

We depend on contracts with various federal, state and local government agencies for a significant portion of our revenue, and if the spending policies or budget priorities of these agencies change, we could lose revenue.

In 2007, approximately 28% of our revenue was from public sector clients, including federal, state, local and foreign governments and agencies.  The market for our services depends largely on federal and state legislative programs and the budgetary capability to support programs, including the continuance of existing programs.  These programs can be modified or amended at any time by acts of federal and state governments.  In addition, changes in federal initiatives or in the level of federal spending due to budgetary or deficit considerations may have a significant impact on our future financial performance, as may curtailment of the federal government’s use of consulting and technology services firms, the adoption of new laws or regulations that affect companies providing services to the federal government and potential delays in the government appropriation process.

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

Our business involves the delivery of professional services and is highly labor intensive.  Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly-skilled technical, managerial, sales and marketing personnel.  Although we invest significant resources in recruiting and retaining employees, there is often considerable competition for certain personnel in the IT services industry, and as a result, employee turnover is generally high.  From time to time, we have trouble locating enough highly-qualified candidates that are in our desired geographic locations, with the required specific expertise or at the desired compensation levels.  The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues.  Such conditions could also force us to resort to the use of higher-priced subcontractors, which would adversely affect the profitability of the related engagement.

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

Our current level of indebtedness places restrictions upon our business and changes in interest rates may adversely affect our operating results.

As of December 31, 2007, we had $210.9 million of outstanding indebtedness, which includes $152.0 million of convertible senior subordinated debentures (“Debentures”) and $58.9 million of bank borrowings.  Our $60 million unsecured bank revolving line of credit was replaced in early 2008 with a $200 million senior secured reducing revolving credit facility (“Revolving Credit Facility”) that expires on February 11, 2011.  We obtained the Revolving Credit Facility to provide funds for our working capital and general corporate purpose needs, including the repurchase of most or all of our Debentures, which we expect we will be required to repurchase on December 15, 2008.  Substantially all of our assets secure the Revolving Credit Facility.

The Revolving Credit Facility contains specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Revolving Credit Facility requires CIBER to maintain specified financial covenants, including a maximum consolidated total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a minimum liquidity percentage.  On occasion, we have experienced instances of covenant non-compliance under our previous bank revolving line of credit that were waived by our lender.  If we fail to comply with any debt covenants in the future, however, we may not be able to obtain a waiver and could be in default under our Revolving Credit Facility.

The aggregate commitments under the Revolving Credit Facility reduce by $7.5 million each quarter end beginning on March 31, 2009, and continuing through December 31, 2010.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining $140 million of maximum credit available will terminate and all outstanding balances must be repaid in full.  In the past, we have been successful in generating sufficient cash flow from operations to reduce our indebtedness; however, that does not mean that we will be successful in doing so in the future.  If we are unable to repay outstanding balances that exceed our maximum credit available as the aggregate commitments under the Revolving Credit Facility are reduced, we will be in default unless we can obtain a waiver or extension.

Additionally, as we repurchase our Debentures using funds available under the Revolving Credit Facility, we are replacing a fixed rate borrowing with a variable rate borrowing.  We pay an annual fixed rate of interest of 2.875% on our Debentures, whereas we pay a variable interest rate based on either the Wells Fargo prime lending rate (“prime”) or a London interbank offered market rate (“LIBOR”) under our Revolving Credit Facility.  Given current interest rates, our annual interest expense is expected to increase and will vary based on changes in prime and LIBOR.  For example, assuming the $152.0 million of Debentures are repurchased and converted into borrowings under the Revolving Credit Facility at an assumed rate of interest of 5.00%, we would incur annual interest expense of approximately $7.6 million, as compared to approximately $4.4 million of annual interest expense at the fixed rate of 2.875%.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  We maintain allowances against receivables, but actual losses on client balances could differ from those that we currently anticipate and as a result, we might need to adjust our allowances.  There is no guarantee that we will accurately assess the creditworthiness of our clients.  In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues.  If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located at 5251 DTC Parkway, Suite 1400, Greenwood Village, Colorado 80111, where we occupy approximately 69,000 square feet under a lease that expires in December 2008.  Our Denver area operations currently utilize approximately 13,000 square feet of this office space.  In July 2007, we entered into a new 10-year lease for approximately 77,000 square feet of office space for our corporate headquarters and Denver area operations.  The new space is currently under construction and scheduled for completion in late 2008, and is located near our current headquarters.  Generally, we provide our services at client locations and therefore, our office locations are primarily used for sales and other administrative functions.  At December 31, 2007, we had lease obligations for approximately 800,000 square feet of office space in approximately 100 locations.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.”  The table below sets forth, for the periods indicated, the low and high sales price per share of our common stock.

	Low	High
Year Ended December 31, 2006:
First Quarter	$5.54	$6.93
Second Quarter	5.88	7.40
Third Quarter	6.10	6.84
Fourth Quarter	6.53	7.30
Year Ended December 31, 2007:
First Quarter	$6.43	$7.91
Second Quarter	7.82	9.03
Third Quarter	6.69	8.45
Fourth Quarter	5.83	8.15

The closing price of our common stock on February 15, 2008, was $4.83.  As of February 15, 2008, there were 2,899 registered holders of record of our common stock.  We estimate there are approximately 12,100 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business.  Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so.  In addition, pursuant to the terms of our new senior secured reducing revolving credit facility, we are prohibited from paying dividends on our stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Issuer

The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended December 31, 2007.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

October 2007	60,000	$7.60	60,000	$11,483,000
November 2007	290,000	7.13	290,000	9,414,000
December 2007	150,000	6.42	150,000	3,633,325	(4)
Total	500,000	$6.98	500,000

(1) Calendar month
(2) As of end of month indicated

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 20.9 million shares for a total cost of $183.1 million, and that has been amended from time to time by our Board of Directors.  Under the most recent authorization in October 2007, approximately $3.6 million remained available at December 31, 2007 (see above table).

(4) In December 2007, we repurchased $5.0 million of our Debentures for a cost of $4.8 million, under the October 2007 repurchase program.  This was the only Debenture repurchase under this program.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity-Convertible Senior Subordinated Debentures” for further information on the repurchase of Debentures during 2007.

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CIBER, Inc., The S&P 500 Index

And A Peer Group

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

The Company utilized a self-constructed Peer Group to better align itself with industry competition.  Our Peer Group includes:  Accenture Ltd., BearingPoint, Inc., CACI International, Inc., CGI Group Inc. and MAXIMUS, Inc.

Corresponding index value and common stock price values are given below:

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07

CIBER, Inc.	100.00	168.16	187.18	128.16	131.65	118.64
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group	100.00	140.69	142.76	152.59	179.22	176.11
CIBER, Inc. Closing Stock Price	$5.15	$8.66	$9.64	$6.60	$6.78	$6.11

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

	As of and for the Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Statement of Operations Data (1):
Revenue	$691,987	$843,021	$956,009	$995,837	$1,081,975
Amortization of intangible assets	2,664	4,214	5,958	5,930	5,820
Operating income	32,463	51,268	46,656	45,040	54,520
Net income	19,984	29,701	24,707	24,735	29,026
Earnings Per Share:
Basic	$0.31	$0.49	$0.40	$0.40	$0.47
Diluted	0.31	0.45	0.38	0.40	0.47
Weighted Average Shares Outstanding:
Basic	63,505	60,701	62,536	61,925	61,207
Diluted	65,451	74,642	68,296	62,357	61,924

Balance Sheet Data:
Working capital	$212,552	$138,871	$147,382	$140,757	$175,780
Total assets	573,323	758,672	744,567	779,679	849,113
Total long-term debt	175,000	227,904	219,638	192,092	201,810
Total shareholders’ equity	304,632	377,663	376,607	416,122	454,559

Shares outstanding, net of treasury	58,599	62,542	62,047	61,753	60,747

(1)  We have completed various acquisitions during the periods presented. The revenue and operating results of acquired companies are included from the respective acquisition dates (see Note 2 to the Consolidated Financial Statements included herein).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.  This section also contains forward-looking statements and should be read in conjunction with the section of this report titled “Disclosure Regarding Forward-Looking Statements.”

Business and Industry Overview

CIBER provides information technology (“IT”) system integration consulting and other IT services primarily to governmental agencies and Fortune 1000 and middle market companies across most major industries.  From offices located throughout the United States and Europe, as well as Eastern Asia, we provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  To a lesser extent, we also resell certain IT hardware and software products.

Our five operating segments, Commercial Solutions, European Operations, State & Local Government Solutions, Federal Government Solutions and U.S. ERP Solutions (formerly U.S. Package Solutions) are organized internally primarily by the nature of their services, client base and geography.  Our Commercial, State & Local and Federal segments comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, State & Local or Federal); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India-based operations are considered part of our Commercial segment.  Our U.S. ERP segment primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, SAP and Lawson.  Our European segment represents our offices in Europe, Eastern Asia, Australia and New Zealand that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.

We recognize the majority of our services revenue under time-and-material contracts as hours and costs are incurred.  Under fixed-price contracts, which currently make up approximately 20-25% of our services revenue, our revenue is fixed under the contract, while our costs to complete our obligations under the contract are variable.  As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss.  Changes in our services revenue is primarily a function of hours worked on revenue generating activities and to a lesser extent, changes in our average rate per hour and changes in contract mix.  Hours worked on revenue producing activities vary with the number of consultants employed and their utilization level.  Utilization represents the percentage of time worked on revenue producing engagements divided by the standard hours available (i.e. 40 hours per week).  Our average utilization rates are higher in our Commercial, Federal and State & Local segments (typically around 85% to 90%) as compared to our U.S. ERP and European segments (typically around 75% to 80%).  With time-and-materials contracts, higher consultant utilization results in increased revenue; however, with fixed-price contracts, it results in higher costs and lowers gross profit margins because our revenue is fixed.  We actively manage both our number of consultants and our overall utilization levels.  If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources.  As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment.

The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our typical time-and-materials hourly rates range from $50 to $200 per hour and, on average, are generally highest in our U.S. ERP segment and lowest in our Federal segment.  We also have fixed-priced projects, as well as engagements whose pricing is based on cost-plus or level-of-efforts.  For such projects, where our revenue is not directly based on hours incurred, our realized rate per hour will vary significantly depending on success or overages on such projects.  In addition, our foreign revenue is impacted by changes in currency exchange rates.

Selling, general and administrative (“SG&A”) costs as a percentage of revenue vary by business segment.  Our U.S. ERP segment typically has higher SG&A costs than our other domestic segments due to the longer sales cycle associated with ERP projects.  ERP projects generally also have higher billing rates and higher gross margins.  Our European segment typically has the highest SG&A costs as a percentage of revenue of all of our segments because it carries overhead personnel and related expenses for general and administrative tasks, such as accounting and human resources, etc. in each of its 14 territories, as well as its high proportion of ERP project work.  In the U.S., our general and administrative tasks are centralized corporate functions and are generally not charged to our domestic segments.

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

Business Combinations

In 2007, we acquired California-based Metamor Enterprise Solutions LLC (“Metamor”), which had approximately 100 consultants at the time of the acquisition.  Metamor provided SAP software implementation services and was a reseller of SAP products.  The Metamor acquisition provided scale to our domestic SAP activities.  Also in 2007, we acquired a small Swedish SAP consulting business.  In 2006, we acquired two small SAP consulting businesses in Europe.

The results of operations of these acquired businesses have been included in our Consolidated Financial Statements since the closing date of the respective acquisition.

Impacts of Share-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) and began recording compensation expense for employee stock options and employee stock purchase rights in our financial statements.  Such compensation expense is recognized over the requisite service period based on the fair value of the options or rights on the date of grant.  On January 1, 2006, substantially all of our outstanding stock options were fully vested due to vesting accelerations that occurred prior to January 1, 2006, and as such, they have little impact on our share-based compensation expense recognized under SFAS No. 123(R) during 2006 or in subsequent years.

Share-based compensation cost is included as part of our corporate expenses and is recognized in either Cost of Consulting Services or in SG&A expenses, as appropriate.  The table below summarizes the amounts recorded in the Consolidated Statement of Operations for share-based compensation:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Cost of consulting services	$—	$481	$534
Selling, general and administrative expense	179	1,038	2,073
Total share-based compensation cost before taxes	179	1,519	2,607
Income tax benefit related to share-based compensation	72	283	646
Total share-based compensation included in net income	$107	$1,236	$1,961

Comparison of the Years Ended December 31, 2007 and 2006 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2006		2007
	(Dollars in thousands, except billing rate)
Consulting services	$938,568	94.2%	$1,024,172	94.7%
Other revenue	57,269	5.8	57,803	5.3
Total revenue	995,837	100.0	1,081,975	100.0

Gross profit — consulting services	234,658	25.0	269,057	26.3
Gross profit — other revenue	31,421	54.9	23,402	40.5
Gross profit — total	266,079	26.7	292,459	27.0

SG&A expenses	215,109	21.6	232,119	21.5

Operating income	45,040	4.5	54,520	5.0

Net income	24,735	2.5	29,026	2.7

Average hourly billing rate	$79		$83
Consultant utilization	85%		84%
Average billable headcount	7,180		7,220

Revenue.  Total revenue for the year ended December 31, 2007, increased 9% compared to total revenue for the year ended December 31, 2006.  We are a global company; therefore, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  Throughout 2007, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues.  For the year ended December 31, 2007, the weak U.S. dollar resulted in an additional $28.8 million of reported revenue over the year ended December 31, 2006.  Additionally, a fourth quarter 2007 acquisition completed in Europe and the domestic SAP acquisition completed in September 2007, plus two second quarter 2006 European acquisitions contributed incremental revenue of approximately $7.5 million to the current year results.  Excluding the favorable currency translation effects and the incremental revenue from acquisitions, our total revenue for the year ended December 31, 2007, increased 5% from total revenue reported for the year ended December 31, 2006, primarily due to increased SAP software-related services in Europe.

Revenue by segment was as follows:

	Year Ended December 31,
	2006	2007	% change
	(In thousands)
Commercial Solutions	$356,534	$361,977	1.5%
European Operations	244,262	319,886	31.0
State & Local Government Solutions	141,143	143,925	2.0
Federal Government Solutions	141,286	137,268	(2.8)
U.S. ERP Solutions	115,107	124,007	7.7
Inter-segment	(2,495)	(5,088)	n/m
Total revenue	$995,837	$1,081,975	8.6%

n/m = not meaningful

•                  Commercial segment revenue increased during the comparable years due to a couple of new, large clients and engagement wins led by growth in our Boston, Washington D.C. and Seattle offices.  This segment can be characterized in 2007 as providing stable contributions, but lacking significant growth.  Moving ahead, we are working to position this segment to be more successful in gaining market share.

•                  $28.8 million of the $75.6 million increase in our European segment revenue was due to favorable foreign currency fluctuations.  Additionally, Europe had another $2.7 million of incremental revenue from small acquisitions.  Excluding these items, our European segment grew 18% resulting from strong sales of SAP implementation services in all of our major operating territories, and extending to Australia and New Zealand.  In the current year, Europe represents approximately 30% of our consolidated revenue, compared to 24% of consolidated revenue in 2006.  For the first time in our history, during the last quarter of 2007, Europe was our largest segment for that period.  It would be difficult for this segment to continue such a high level of growth in 2008, especially if the U.S. dollar strengthens against the Euro and British Pound.

•                  State & Local segment revenue growth for 2007 was driven by incremental revenue from the Pennsylvania Turnpike Commission project that began in mid-2006.  However, these gains were tempered by a decreasing level of services provided to the City of New Orleans during 2007, which resulted in current year revenues that were almost half of 2006 revenues earned from the City of New Orleans.  For 2008, we have realigned this segment on a regional basis and plan to emphasize repeatable solutions to stimulate additional growth opportunities.

•                  The continued revenue decrease in our Federal segment is due to a very difficult governmental spending environment, illustrated by funding delays for information technology initiatives.  Over the past two years, we have had a couple of our larger, long-term Federal contracts expire that we have not been able to replace with similar duration contracts.  In 2007, this segment focused on qualifying for prime contractor bidding status and will continue this focus into 2008.  When achieved, prime contractor bidding status will increase our growth opportunities.

•                  Over half of the growth in total revenue in our U.S. ERP segment, or $4.8 million during the year ended December 31, 2007, was related to an acquisition completed in September 2007.  Excluding that acquisition, our U.S. ERP segment grew over 3% in 2007, compared to 2006.  Software-related services, primarily for SAP products, are up approximately 7% this year; however, this was partially offset by reduced product commission revenue.  Our sales of IBM products have slowed as customers have delayed their orders for some IBM product lines that are in the process of turning over.  We expect our product commission revenues to improve once the new products are released.

Gross Profit.  In total, our gross profit margin improved 30 basis points to 27.0% for the year ended December 31, 2007, compared to 26.7% for the same period in 2006.  Gross profit margin on consulting services revenue, which grew by 130 basis points, accounted for the increase.  The increase in gross profit margin reflects a strong consulting services margin improvement in our U.S. ERP, Europe and Commercial segments, which increased by 410 basis points, 260 basis points and 100 basis points, respectively.  Additionally, Europe’s consulting services projects typically have higher gross profit margins compared to similar domestic projects.  With Europe delivering a higher percentage of our consolidated revenues, our gross profit margins increase more than if the same revenue was generated domestically.  Offsetting the above consulting services margin increases were decreases in consulting services margins of 140 basis points and 80 basis points in our State & Local and Federal segments, respectively.  The decrease in gross profit margin on other revenue to 40.5% for the year ended December 31, 2007, from 54.9% for the year ended December 31, 2006, was due to reduced margins on software sales primarily in our Europe segment, as well as a decrease in high-margin product commission revenue in our U.S. ERP segment.

Selling, general and administrative.  As a percentage of revenue, SG&A expenses improved slightly to 21.5% for the year ended December 31, 2007, compared to 21.6% for the year ended December 31, 2006.  Our European and State & Local segments led the improvement for the current year with 150 basis point and 130 basis point improvements, respectively, and was aided by more modest decreases in the U.S. ERP and Commercial segments.  Although Europe showed a sizable percentage decrease in SG&A expenses, its higher gross margin business carries inherently higher SG&A costs.  With Europe representing a greater percentage of our overall revenue, SG&A expense as a percentage of revenue on a total company basis is driven upward.  Overall, our domestic SG&A expense was held to less than a 2% increase year over year, but SG&A increased by $14.3 million in our European segment from last year, representing a 23% increase.  About half of the increase in Europe’s SG&A is from foreign currency exchange rate changes, while the other half is from growth to support our expanding operations.

Operating income.  As a result of the improved total gross profit margin and the slightly reduced SG&A expenses as a percentage of revenue, our operating income improved 50 basis points to 5.0% for the year ended December 31, 2007, compared to 4.5% for the year ended December 31, 2006.

Operating income by segment was as follows:

	Year Ended December 31,		%	2006 % of	2007 % of
	2006	2007	change	revenue*	revenue*
	(In thousands)
Commercial Solutions	$24,782	$29,234	18.0%	7.0%	8.1%
European Operations	13,087	19,455	48.7	5.4	6.1
State & Local Government Solutions	11,657	12,142	4.2	8.3	8.4
Federal Government Solutions	14,024	11,031	(21.3)	9.9	8.0
U.S. ERP Solutions	8,266	11,361	37.4	7.2	9.2
Corporate expenses	(20,846)	(22,883)	(9.8)	(2.1)	(2.1)
Total	50,970	60,340	18.4%	5.1	5.6
Amortization of intangibles	(5,930)	(5,820)		(0.6)	(0.5)
Operating income	$45,040	$54,520		4.5%	5.0%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  Commercial segment operating income percentage for the current year increased as a large, low-margin fixed-priced project ended in late 2006 and our newer engagements have been yielding slightly better margins.

•                  European segment operating income improved primarily due to a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes.  The improvement in SG&A as a percentage of revenue was partially offset by a 70 basis point decrease in gross margin in 2007.   Although consulting services margins improved by 260 basis points in 2007 as Europe continued to shift toward more higher-margin services, this was more than offset by decreased margins on other revenue.  Margins decreased on other revenue due to lower sales of proprietary software products, as well as pricing pressures on our resale of third-party software products.

•                  State & Local operating income improved slightly in 2007 compared to 2006 primarily related to $1.4 million in reduced SG&A expenses, which more than offset the decrease in gross profit margin on consulting services in this segment.

•                  Federal segment operating income for 2007 was hurt by lower utilization and some low-margin fixed-price projects, as well as increased SG&A expenses for sales and operations infrastructure enhancements.

•                  U.S. ERP segment operating income improved considerably given the completion of several low gross profit projects earlier in the current year, as well as improved project delivery.  Our improvement in consulting services margins was partially offset by decreased contributions from product commissions in 2007. Additionally, their reduction in SG&A expenses as a percentage of revenue also contributed to the improved operating income margin.

Other income (expense), net.  Other expense, net was $1.8 million in 2007, compared to other income, net of $350,000 in 2006.  Other expense in 2007 consisted mainly of minority interest expense of $1.9 million and net foreign currency transaction losses of $1.0 million, offset by a gain on the retirement of our convertible senior subordinated debentures of $887,000 and additional proceeds from the sale of our IBM staffing operation of $271,000.  Other income in 2006 consisted mainly of net foreign currency transaction gains of $365,000 and additional proceeds from the sale of our IBM staffing operation of $280,000, offset by minority interest expense of $304,000.

Income taxes.  Our effective tax rates were 36.3% and 35.1% for the years ended December 31, 2007 and 2006, respectively.  The 2006 tax rate was favorably impacted by recording a multi-year benefit from amending certain prior years’ tax returns because of additional allowable deductions identified, as well as a U.S. Federal Research and Experimentation tax credit.  Our effective tax rate in 2007 reflected an increase in our U.S. Federal Research and Experimentation tax credit.  The U.S. Federal Research and Experimentation tax credit expired on December 31, 2007, and unless it is extended, it will negatively impact our tax rate in future years.  Accordingly, we expect our effective tax rate will be higher in 2008.

Comparison of the Year Ended December 31, 2006 and 2005 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2005		2006
	(Dollars in thousands, except billing rate)
Consulting services	$904,084	94.6%	$938,568	94.2%
Other revenue	51,925	5.4	57,269	5.8
Total revenue	956,009	100.0	995,837	100.0

Gross profit — consulting services	231,733	25.6	234,658	25.0
Gross profit — other revenue	25,444	49.0	31,421	54.9
Gross profit — total	257,177	26.9	266,079	26.7

SG&A expenses	204,563	21.4	215,109	21.6

Operating income	46,656	4.9	45,040	4.5

Net income	24,707	2.6	24,735	2.5

Average hourly billing rate	$76		$79
Consultant utilization	87%		85%
Average billable headcount	7,065		7,180

Revenue.  Total revenue for the year ended December 31, 2006, increased $39.8 million or over 4% compared to total revenue for the year ended December 31, 2005.  This increase was despite an $18.8 million decrease in total revenue in 2006 related to the August 2005 sale of our IBM staffing operation.  Offsetting the sale were some small acquisitions that contributed incremental revenue of $5.0 million to our 2006 results.  Excluding from 2006 the impact of the sale and acquisitions mentioned above, as well as $2.1 million of additional revenue resulting from favorable currency translation effects, our total revenue for the year ended December 31, 2006, increased 6% over total revenue reported for the year ended December 31, 2005.  This increase was primarily related to growth of 12% each in our Europe, State & Local and U.S. ERP segments.

Revenue by segment was as follows:

	Year Ended December 31,
	2005	2006	% change
	(In thousands)
Commercial Solutions	$355,523	$356,534	0.3%
European Operations	214,502	244,262	13.9
State & Local Government Solutions	125,866	141,143	12.1
Federal Government Solutions	159,836	141,286	(11.6)
U.S. ERP Solutions	102,864	115,107	11.9
Inter-segment	(2,582)	(2,495)	n/m
Total revenue	$956,009	$995,837	4.2%

n/m = not meaningful

•                  Our Commercial segment results were relatively flat between the comparable years; however, absent the impact of the sale of our IBM staffing operation in mid-2005, the growth rate for this segment was actually 5% for 2006.  This growth rate was achieved mainly because of a healthy demand environment.

•                  European revenues for 2006 were up 14%, including the positive impact from the two small acquisitions during 2006, which contributed approximately $3.0 million in incremental revenue, as well as an additional $2.1 million in revenue from positive exchange rate fluctuations.  The remaining growth of 12% was primarily related to strong revenue growth in our Netherlands, Norway and Sweden-based operations.  Additionally, our 2005 European segment revenue was constrained by approximately $4.5 million due to two fixed-price projects in our Denmark operation.  These two fixed-price projects also constrained European segment revenues during 2006, although to a much lesser extent.

•                  State & Local revenue increased over 12% in 2006, compared to 2005.  Incremental revenue from the City of New Orleans that began in June 2005 and the Pennsylvania Turnpike Commission project that began in mid-2006, accounted for much of the revenue increase.

•                  The decrease in Federal segment revenue is due primarily to the loss of revenue from a large outsourcing contract where CIBER was a subcontractor to a larger prime vendor.  The term of the outsourcing contract ended and it was required by the Federal agency for which the work was being performed that the contract be re-bid.  CIBER and the prime vendor with whom we partnered were unsuccessful in our effort to continue providing services under the contract.  Loss of this contract resulted in a revenue decrease of approximately $8 million in the second half of 2005 and approximately $20 million during 2006.

•                  Growth in total revenue in our U.S. ERP segment for 2006 represented organic growth resulting from a very robust demand environment and an increased emphasis on our relationship with SAP.

Gross Profit.  In total, our gross profit margin decreased 20 basis points to 26.7% of revenue in 2006 from 26.9% of revenue in 2005, primarily due to lower consulting services margins in our Federal and U.S. ERP segments, which decreased by 190 basis points and 660 basis points, respectively, between the comparative years.  The decreased services margin in our Federal segment was due to higher margin revenue recognized in 2005 on an outsourcing contract that was lost in the middle of 2005.  The U.S. ERP segment struggled with higher labor costs, continued reliance on higher-priced subcontractors, plus unexpected cost overruns associated with projects that were completed during 2006; all of which significantly affected its gross services margins in 2006.  These decreases were primarily offset by a 130 basis point improvement in consulting services gross profit margin in our Commercial segment that was the result of a continued shift toward higher-margin solution business.

Selling, general and administrative.  As a percentage of revenue, SG&A expenses increased 20 basis points to 21.6% in 2006 from 21.4% in 2005.  The SG&A percentage increase is largely a function of business mix.  Our European segment, which has expected higher SG&A costs and higher gross profit, accounted for a higher percentage of revenue in 2006 compared to 2005, and accounted for almost half of the increase in SG&A dollars spent during the year.  Excluding Europe, SG&A costs as a percentage of revenue increased slightly as we continued to invest in our offshore operation and our national practices and as we began expensing stock options on January 1, 2006.

Operating income.  As a result of the decrease in gross profit margin and the slightly increased SG&A expenses as a percentage of revenue, our operating income decreased 40 basis points to 4.5% for the year ended December 31, 2006, compared to 4.9% for the year ended December 31, 2005.

Operating income by segment was as follows:

	Year Ended December 31,		%	2005 % of	2006 % of
	2005	2006	change	revenue*	revenue*
	(In thousands)
Commercial Solutions	$25,478	$24,782	(2.7)%	7.2%	7.0%
European Operations	8,550	13,087	53.1	4.0	5.4
State & Local Government Solutions	5,555	11,657	109.9	4.4	8.3
Federal Government Solutions	20,306	14,024	(30.9)	12.7	9.9
U.S. ERP Solutions	11,436	8,266	(27.7)	11.1	7.2
Corporate expenses	(18,711)	(20,846)	(11.4)	(2.0)	(2.1)
Total	52,614	50,970	(3.1)%	5.5	5.1
Amortization of intangibles	(5,958)	(5,930)		(0.6)	(0.6)
Operating income	$46,656	$45,040		4.9%	4.5%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  The Commercial segment’s increase in gross profit margin was more than offset by higher SG&A costs, resulting in a 20 basis point decrease in operating income as a percentage of revenue in 2006 compared to 2005.  Costs associated with the investment in our offshore operations and our national practices are all captured in this segment and account for the majority of the increase in SG&A expenses.

•                  The improvement in Europe’s 2006 operating income resulted almost entirely from a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes.

•                  The State & Local segment’s operating income percentage was significantly impacted by an improvement in SG&A costs as a percentage of revenue, which was the result of cost-cutting efforts within the segment.

•                  The decrease in the Federal segment’s 2006 operating income percentage reflects the 190 basis point decrease in the gross profit margin discussed above, coupled with an increase in SG&A costs as a percentage of revenue.  Although SG&A expenses as a percentage of revenue increased, SG&A dollars decreased 4% for 2006 compared to 2005.  SG&A expense did not decrease at the same rate that revenue declined as sales and deal pursuit efforts intensified in an attempt to replace the lost outsourcing revenue.

•                  U.S. ERP segment operating income decreased considerably due to the sizable decrease in gross profit margin on consulting services, mentioned above, which was only partially offset by a reduction in SG&A expenses as a percentage of revenue.

Other income (expense), net.  Other income, net was $350,000 in 2006, compared to other expense, net of $143,000 in 2005.  Other income in 2006 consisted mainly of net foreign currency transaction gains of $365,000 and additional proceeds from the sale of our IBM staffing operation of $280,000, offset by minority interest expense of $304,000.  Other expense in 2005 was primarily comprised of a $1.0 million gain on the sale of our IBM staffing operation, offset by net foreign currency transaction losses of $490,000 and minority interest expense of $341,000.

Income taxes.  Our effective tax rate was 35.1% in 2006, compared to 36.0% in 2005.  Our effective tax rates in both 2006 and 2005 were favorably impacted by a Federal research credit.  Additionally, the 2006 tax rate reflects the multi-year benefit from amending certain prior years’ tax returns because of additional allowable deductions identified.  The lower rate in 2005 was due to an adjustment to the expected benefit of the research credit related to prior years’ activities.

Liquidity and Capital Resources

At December 31, 2007, we had $175.8 million of working capital and a current ratio of 2.1:1, compared to working capital of $140.8 million and a current ratio of 2.0:1 at December 31, 2006.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available senior secured reducing revolving credit facility will be sufficient to finance our working capital needs through at least the next year.

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$35,786	$44,805	$22,676
Investing activities	(22,333)	(21,031)	(33,650)
Financing activities	(12,782)	(32,991)	6,097
Effect of foreign exchange rates on cash	(4,456)	1,875	3,275
Net decrease in cash and cash equivalents	$(3,785)	$(7,342)	$(1,602)

Our balance of cash and cash equivalents was $31.7 million at December 31, 2007, compared to a balance of $33.3 million at December 31, 2006.  Substantially all of our cash balance is maintained by our European subsidiaries.  Primarily all of our domestic cash balances are used daily to reduce our line of credit balance.

Operating activities.  Total accounts receivable increased to $269.1 million at December 31, 2007, from $226.1 million at December 31, 2006, primarily due to a revenue increase, and to a lesser extent, a slight slowdown in collections.  Total accounts receivable day’s sales outstanding (“DSO”) was 78 days at December 31, 2007, compared to 76 days at December 31, 2006.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control, and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  At December 31, 2007, we had approximately $17 million of outstanding accounts receivable from the City of New Orleans (the “City”).  Although we continue to provide services to the City, approximately $11 million of this receivable is related to the hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We have been informed that FEMA has so far approved approximately $7.3 million of our invoices for reimbursement to the City and they began making reimbursements to the City in January 2008.  We continue to work with the City and FEMA on the balance.  Based on our communications with the City and FEMA, we believe we will be able to collect the balance in full.  Through February 29, 2008, we have received payments totaling over $2.9 million from the City.

Accrued compensation and related liabilities increased to $54.8 million at December 31, 2007, from $43.6 million at December 31, 2006, due to increased payroll levels in Europe.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At both December 31, 2007 and 2006, there were 5 days of unpaid wages.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Due to the slower IBM product sales during the second half of 2007, our accounts payable balance related to hardware is down $9.1 million at December 31, 2007, compared to 2006.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $22.3 million for acquisitions during the year ended December 31, 2007, compared to $9.9 million and $9.6 million for the years ended December 31, 2006 and 2005, respectively.  Spending on property and equipment increased to $13.2 million in 2007, compared to $10.6 million and $10.8 million in 2006 and 2005, respectively.  During 2007, we sold an aircraft acquired in the Novasoft AG acquisition in 2004 for $1.9 million.

Financing activities.  Financing activity inflows consist of cash provided by borrowings on our line of credit and other bank debt, sales of stock under our employee stock purchase plan and the exercise of employee stock options.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $5.6 million for the year ended December 31, 2007, compared to $4.9 million and $5.7 million for the years ended December 31, 2006 and 2005, respectively.  Our financing activity outflows typically consist of cash used for the repayment of our line of credit and other bank debt and the purchase of treasury stock.  We purchased $15.3 million of treasury stock during the year ended December 31, 2007, compared to $8.1 million and $10.5 million of treasury stock for the years ended December 31, 2006 and 2005, respectively.  In 2007 and 2006, we also had outflows of $339,000 and $6.1 million related to the settlement of cross-currency interest rate swaps.  Additionally in 2007, for a cash outlay of $22.1 million, we were able to retire $23.0 million of our Debentures, for a gain on retirement of approximately $887,000.  At December 31, 2007, we had authorization for the repurchase of an additional $3.6 million of our common stock or our Debentures under our current repurchase plan.  We may continue to use cash to repurchase our common stock (subject to limitations under our new Revolving Credit Facility discussed below) or our Debentures.  We may voluntarily repurchase our Debentures if we can obtain them at favorable prices.  In addition, in December 2008 we may be required to repurchase the Debentures (see below).

Bank Line of Credit — At December 31, 2007, we had $49.5 million of outstanding borrowings under our $60 million revolving line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) with a borrowing rate of 6.00%.  We were in compliance with the financial covenants for this line of credit as of December 31, 2007.

Revolving Credit Facility — On February 11, 2008, we entered into a $200 million senior secured reducing revolving credit facility, with several financial institutions as lenders and Wells Fargo as administrative agent (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced our previous $60 million bank line of credit and refinanced all amounts outstanding thereunder.  The credit available under the Revolving Credit Facility will be used for our working capital and general corporate purposes, including the repurchase of our convertible senior subordinated debentures (“Debentures”).  Substantially all of our assets secure the Revolving Credit Facility.

Beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining $140 million of maximum credit available will terminate and all outstanding balances must be repaid in full.  Additionally, the Revolving Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds resulting from specified events such as asset dispositions, event of loss, issuance or incurrence of indebtedness and issuance of equity, subject in each case to specified thresholds and other exceptions.

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At February 29, 2008, our weighted average interest rate on our outstanding borrowings was 4.99%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Revolving Credit Facility also contains certain financial covenants, including a maximum consolidated total leverage ratio (Total Debt divided by EBITDA) of 3.25 to 1.00, a maximum senior leverage ratio (Total Debt excluding Debentures divided by EBITDA) of 1.50 to 1.00, a minimum interest coverage ratio (net income plus net interest expense (“EBIT”) divided by interest expense) of  3.50 to 1.00 and a minimum liquidity percentage (Total Liquidity divided by outstanding Debentures) of 100% to 115%.  We are required to be in compliance with the financial covenants at the end of each quarter.  Certain elements of these ratios are defined below:

•                  Total Debt includes borrowings under our Revolving Credit Facility, any foreign bank debt and our term loans with Wells Fargo, plus the face amount of any outstanding Letters of Credit.  This includes our Debentures.

•                  EBITDA represents net income from continuing operations plus: net interest expense, income tax expense, depreciation expense, amortization expense, share-based compensation expense and minority interest expense, measured over the prior four quarters.

•                  Total Liquidity represents unrestricted cash and cash equivalents, plus the remaining available commitment under the Revolving Credit Facility, less debt of our foreign subsidiaries.

Convertible Senior Subordinated Debentures - In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Debentures due to mature in December 2023.  During 2007, for a total purchase price of $22.1 million and a resulting gain of approximately $887,000, we were able to retire $23.0 million of our Debentures, leaving an outstanding balance of $152.0 million at December 31, 2007.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  In 2005, we made an irrevocable election to settle in cash and not in shares 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock.

Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and market interest rates, we expect that we will be required to repurchase most or all of the remaining $152.0 million of Debentures on December 15, 2008.  As such, from January 1, 2008, through March 3, 2008, we repurchased and retired $61.0 million of our Debentures, leaving $91.0 million outstanding.  We may voluntarily continue to repurchase some of the Debentures prior to December 15, 2008.  We believe our new Revolving Credit Facility (mentioned above) and our expected cash flow will provide sufficient available resources to cover the payment of any Debentures that we will have to settle in 2008.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments.  Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates.  We cannot provide certainty regarding the timing and amounts of payments.  We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows.

The following table is a summary of our contractual obligations as of December 31, 2007:

	Payments due by period
	Total	2008	2009-2010	2011-2012	Thereafter
	(In thousands)
Principal payments on long-term debt(1)(2)	$210,918	$9,108	$61,810	$140,000	$—
Interest payments on long-term debt(3)	29,736	7,691	20,995	1,050	—
Operating leases(4)	84,039	21,046	28,839	12,777	21,377
Purchase obligations	359	239	106	14	—
Total(5)	$325,052	$38,084	$111,750	$153,841	$21,377

(1)  Our Debentures of $152 million are not due until 2023, however, we expect to be required to repurchase most or all of the $152 million on December 15, 2008, and we may voluntarily repurchase them prior to that date (see additional discussion in the Liquidity section of this Annual Report on Form 10-K).  Since we cannot predict the timing of the repurchases of the Debentures, for purposes of this table, we have assumed that they will remain outstanding throughout 2008 and then will be repurchased utilizing borrowings available to us under our new Revolving Credit Facility.  As such, we have reflected the outstanding balance of Debentures as being required to be repaid in full by February 11, 2011, which is the expiration date of the Revolving Credit Facility.  See Note 8 to the Consolidated Financial Statements included herein for additional information.

(2)  Long-term debt also includes the balance on our bank line of credit, which was replaced subsequent to year end with our new Revolving Credit Facility.  As such, the balance of the bank line of credit will be subject to the terms of the Revolving Credit Facility, and we have reflected payments in future periods in accordance with those terms.

(3)  Interest payments were calculated based on terms of the related agreements and incorporating the assumptions mentioned in the above footnotes to this table regarding the repurchase of our Debentures and the replacement of our Debentures and our bank line of credit with our new Revolving Credit Facility.  Additionally, the calculations of interest payments were based on effective interest rates as of December 31, 2007, for our fixed and variable rate borrowings.

(4) Includes operating leases for all office locations, automobiles and office equipment.

(5)  As discussed in Note 10 to the Consolidated Financial Statements included herein, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007.  At December 31, 2007, we had gross unrecognized tax benefits of $3.0 million, all of which is expected to be paid after one year.  We are unable to make a reasonably reliable estimate as to when a cash settlement with the appropriate taxing authority may occur; as such, our unrecognized tax benefits are not included in the table above.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures about fair value measurements for future transactions.  In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope.  We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  Under SFAS No. 159, entities may irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and certain other items.  Subsequent measurements for the financial instruments and certain other items that an entity elects to record at fair value will be recognized in earnings.  SFAS No. 159 also establishes additional disclosure requirements.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date.  The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  The Company will not elect the fair value option for eligible items that exist as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which changes accounting for business acquisitions.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  For CIBER, SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  We are currently evaluating the future impact and required disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.  This standard also requires changes to certain presentation and disclosure requirements.  SFAS No. 160 is effective beginning January 1, 2009.  The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. We are currently evaluating the future impact and required disclosures of this standard.

Proposed New Accounting Pronouncement

In August 2007, the Financial Accounting Standards Board (“FASB”) proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.”  The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The proposed FSP has been delayed, but it is expected to be effective for fiscal years beginning after December 15, 2008, and would require retrospective application to all periods presented.  If adopted, this FSP would change the accounting treatment for our Debentures.  Beginning in 2009 for financial statements covering past and future periods, it would impact our results of operations as we would record additional non-cash interest expense for our Debentures.  We are currently evaluating the potential impact of this issue on our consolidated financial statements in the event that this pronouncement is adopted by the FASB.

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

Revenue recognition - CIBER earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  CIBER’s consulting services revenue comes from three primary sources, (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing and (3) managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials, cost-plus or fixed-price.  The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses separately billed to clients.

Revenue for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients is generally recognized based on the percentage-of-completion method in accordance with The American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under the percentage-of-completion method, management estimates the percentage of completion based upon the contract costs incurred to date as a percentage of the total estimated contract costs.  If the total cost estimate exceeds revenue, we accrue for the estimated loss immediately.  The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions as to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in estimated costs.  Estimates of total contract costs are continuously monitored during the term of the contract and recorded revenues and costs are subject to revision as the contract progresses.  Such revisions may result in increases or decreases to revenue and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified.

Revenue for general IT consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.  For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance.  For fixed-price contracts, depending on the specific contractual provisions and nature of the deliverables, revenue may be recognized on a proportional performance model based on level-of-effort, as milestones are achieved or when final deliverables have been provided.

Managed IT services arrangements typically span several years.  Revenue from managed services time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering managed services are expensed as incurred, with the exception of labor and other direct costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period services are provided.  Amounts billable to the client for transition or set-up activities are also deferred and recognized as revenue evenly over the period that the managed services are provided.

Revenue for contracts with multiple elements is accounted for pursuant to Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” or SOP 97-2, “Software Revenue Recognition.”  We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met.  If such criteria are not met, then combined accounting is applied to all deliverables and all revenue is recognized based on the accounting applicable to the last element to be delivered.

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software and commissions on sales of IT products.  Some software sales arrangements also include implementation services and/or post-contract customer support.  In such multi-element arrangements, if the criteria are met, revenue is recognized based on the vendor specific objective evidence of the fair value of each element.  Software support revenue is recognized ratably over the term of the related agreement.  Revenue related to the sale of IT products is generally recognized when the products are shipped or if applicable, when delivered and installed in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we accrue revenue for services performed since the last billing cycle.  These unbilled amounts are generally billed the following month.  Unbilled accounts receivable also arise when percentage-of-completion accounting is used and costs-plus estimated contract earnings exceed billings.  Such amounts are billed at specific milestone dates or at contract completion.  Management expects all unbilled accounts receivable to be collected within one year of the balance sheet date.  Billings in excess of revenue recognized are recorded as deferred revenue and are primarily comprised of deferred software support revenue.

Goodwill - At December 31, 2007, we had $457.8 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in the Notes to our Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Our most recent annual goodwill impairment analysis, which was performed during the second quarter of 2007, did not result in an impairment charge.

Income taxes - Significant judgment is required in determining our worldwide income tax provision.  As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate.  This involves estimating current tax exposures in each jurisdiction, as well as making judgments regarding the recoverability of deferred tax assets.  We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year.  Adjustments based on filed returns are generally recorded in the period when the tax returns are filed.  We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense.  In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.  Changes in the geographic mix or estimated level of annual income before taxes can affect our overall effective tax rate.

We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes plus interest and possible penalties.  Tax exposures can involve complex issues and may require an extended period to resolve.  We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe it is more likely than not that all or some portion of a tax benefit will not be realized as the result of an audit.  We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the estimates of tax benefits to be realized, such as the progress of a tax audit or the expiration of a statute of limitations.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions.  The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period in which that determination is made.  We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.

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

Allowance for doubtful accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2007, we had gross accounts receivable of $271.1 million and our allowance for doubtful accounts was $2.1 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectibility each month.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Fortune 1000 companies and governments.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  At December 31, 2007, we had approximately $17 million of outstanding accounts receivable from the City of New Orleans (the “City”).  Although we continue to provide services to the City, approximately $11 million of this receivable is related to the hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We have been informed that FEMA has so far approved approximately $7.3 million of our invoices for reimbursement to the City and they began making reimbursements to the City in January 2008.  We continue to work with the City and FEMA on the balance.  Based on our communications with the City and FEMA, we believe we will be able to collect the balance in full.  Therefore, we have not provided for any reserves related to this balance at December 31, 2007.  Through February 29, 2008, we have received payments totaling over $2.9 million from the City.  We cannot be assured that we will be 100% successful in our collection efforts.  Should the City’s financial condition deteriorate, or should other information arise in the future to indicate that we may not be paid in full, we would have to provide for an appropriate reserve at such time.

Accrued compensation and certain other accrued  liabilities - Employee compensation costs are our largest expense category.  We have several different variable compensation programs, which are highly dependent on estimates and judgments, particularly at interim reporting dates.  Some programs are discretionary, while others have quantifiable performance metrics.  Certain programs are annual, while others are quarterly or monthly.  Often actual compensation amounts cannot be determined until after our results are reported.  We believe we make reasonable estimates and judgments using all significant information available.  We also estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs.  Our accrual for health costs is based on historical experience and actual amounts may vary.  In the ordinary course of business, we are currently involved in various claims and legal proceedings.  We periodically review the status of each significant matter and assess our potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.  We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Because of uncertainties related to these matters, accruals are based only on the best information at that time.  As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates.  Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operations.  We expense legal fees as incurred.

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

During 2007, 30.6%, or $331.1 million of our total revenue was attributable to our foreign operations.  Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar (“USD”) against all currencies would change total revenue by 3.0%, or $32.2 million.  In our opinion, a substantial portion of this fluctuation would be offset by expenses incurred in local currency.  Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies.  Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge.  At December 31, 2007, we had net investment hedges in both Great Britain Pounds (“GBP”) and in Euros.  As of December 31, 2007, the GBP investment hedges had a notional amount of $30.1 million and a weighted average exchange rate of 0.4990 GBP for each USD.  A 10% change in the value of the USD against the GBP would result in approximately a $3.0 million change in the value of our hedge instruments.  As of December 31, 2007, the Euro investment hedges had a notional amount of $68.5 million and a weighted average exchange rate of 0.7303 Euros for each USD.  A 10% change in the value of the USD against the Euro would result in approximately a $6.8 million change in the value of our hedge instruments.  The hedges mature at varying dates up to September 2009.  The combined fair value of these net investment hedges at December 31, 2007, was a loss of approximately $4.4 million.

We transact business in foreign currencies and from time to time, we will enter into foreign exchange forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  Increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses.  These foreign currency exposures typically arise from inter-company transactions, such as loans between foreign entities and/or CIBER, Inc.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.  We have two outstanding Euro/USD foreign currency forward contracts at December 31, 2007, with a notional amount of $9.3 million and a weighted average exchange rate of 0.6984 Euros for each USD and which mature in 2008.  A 10% change in the value of the USD against the Euro would result in approximately a $930,000 change in the value of our hedge instrument.  The combined fair value of these contracts at December 31, 2007, was a loss of approximately $183,000.  We also have a GBP/USD forward contract to purchase $206,500 monthly through June 2009 at an exchange rate of 0.4994 GBP for each USD.  Fair value of this forward contract was not material at December 31, 2007.

We manage credit risk related to our net investment hedges and our foreign exchange forward contracts through careful selection of the financial institution utilized as the counterparty.

Our exposure to changes in interest rates arises primarily because our indebtedness under our bank line of credit has a variable interest rate.  At December 31, 2007, our outstanding borrowings under our line of credit were $49.5 million and our interest rate was 6.00%.

Our Debentures carry a fixed rate of interest of 2.875%.  However, we may be required to repurchase some or all of the Debentures as early as December 2008, depending upon, among other things, the interest rate environment and the price of our stock at that time.  Given current market conditions, we believe that it is likely that we will have to repurchase most or all of the Debentures in December 2008.  As such, we have already begun to repurchase some of the Debentures using our revolving credit facilities.  Our credit facilities carry floating/variable interest rates.  Assuming the $152.0 million is outstanding at a rate of interest of 5.00%, we would incur annual interest expense of approximately $7.6 million, as compared to approximately $4.4 million of annual interest expense at the fixed rate of 2.875%.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2005, 2006 and 2007
Consolidated Balance Sheets — December 31, 2006 and 2007
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2005, 2006 and 2007
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2006 and 2007
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIBER, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 3, 2008

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007
Consulting services	$904,084	$938,568	$1,024,172
Other revenue	51,925	57,269	57,803
Total revenue	956,009	995,837	1,081,975

Cost of consulting services	672,351	703,910	755,115
Cost of other revenue	26,481	25,848	34,401
Selling, general and administrative expenses	204,563	215,109	232,119
Amortization of intangible assets	5,958	5,930	5,820
Operating income	46,656	45,040	54,520
Interest income	980	718	854
Interest expense	(8,888)	(8,002)	(8,050)
Other income (expense), net	(143)	350	(1,750)
Income before income taxes	38,605	38,106	45,574
Income tax expense	13,898	13,371	16,548
Net income	$24,707	$24,735	$29,026

Earnings per share — basic	$0.40	$0.40	$0.47

Earnings per share — diluted	$0.38	$0.40	$0.47

Weighted average shares — basic	62,536	61,925	61,207

Weighted average shares — diluted	68,296	62,357	61,924

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$33,319	$31,717
Accounts receivable, net	226,055	269,070
Prepaid expenses and other current assets	21,020	24,032
Deferred income taxes	3,748	9,384
Total current assets	284,142	334,203

Property and equipment, at cost	72,325	73,073
Less accumulated depreciation	(45,804)	(45,776)
Property and equipment, net	26,521	27,297

Goodwill	431,886	457,845
Other intangible assets, net	21,220	17,832
Deferred income taxes	4,427	853
Other assets	11,483	11,083
Total assets	$779,679	$849,113

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$3,602	$9,108
Accounts payable	41,486	35,538
Accrued compensation and related liabilities	43,579	54,837
Deferred revenue	12,973	20,682
Income taxes payable	7,147	5,447
Other accrued expenses and liabilities	34,598	32,811
Total current liabilities	143,385	158,423

Debentures	175,000	152,000
Long-term bank debt	17,092	49,810
Deferred income taxes	26,684	31,857
Other long-term liabilities	148	—
Total liabilities	362,309	392,090

Minority interest	1,248	2,464
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	269,303	272,000
Retained earnings	152,681	180,613
Accumulated other comprehensive income	15,356	30,583
Treasury stock, 2,952 and 3,958 shares, at cost	(21,865)	(29,284)
Total shareholders’ equity	416,122	454,559
Total liabilities and shareholders’ equity	$779,679	$849,113

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2005	64,705	$647	(2,163)	$(18,988)	$267,549	$107,808	$20,647	$377,663
Net income	—	—	—	—	—	24,707	—	24,707
Gain on net investment hedge, net of $146 tax	—	—	—	—	—	—	219	219
Foreign currency translation	—	—	—	—	—	—	(21,745)	(21,745)
Comprehensive income								3,181
Acquisition consideration	—	—	20	174	—	12	—	186
Employee stock purchases and options exercised	—	—	939	8,085	—	(2,384)	—	5,701
Tax benefit from exercise of stock options	—	—	—	—	194	—	—	194
Share-based compensation	—	—	16	140	—	39	—	179
Purchases of treasury stock	—	—	(1,470)	(10,497)	—	—	—	(10,497)
Balances at December 31, 2005	64,705	647	(2,658)	(21,086)	267,743	130,182	(879)	376,607
Net income	—	—	—	—	—	24,735	—	24,735
Loss on net investment hedge, net of $2,353 tax	—	—	—	—	—	—	(3,820)	(3,820)
Foreign currency translation	—	—	—	—	—	—	20,055	20,055
Comprehensive income								40,970
Employee stock purchases and options exercised	—	—	928	7,122	—	(2,203)	—	4,919
Tax benefit from exercise of stock options	—	—	—	—	222	—	—	222
Share-based compensation	—	—	28	214	1,338	(33)	—	1,519
Purchases of treasury stock	—	—	(1,250)	(8,115)	—	—	—	(8,115)
Balances at December 31, 2006	64,705	647	(2,952)	(21,865)	269,303	152,681	15,356	416,122
Net income	—	—	—	—	—	29,026	—	29,026
Loss on net investment hedge, net of $1,796 tax	—	—	—	—	—	—	(3,140)	(3,140)
Foreign currency translation	—	—	—	—	—	—	18,367	18,367
Comprehensive income								44,253
Acquisition consideration	—	—	122	910	—	57	—	967
Employee stock purchases and options exercised	—	—	917	6,779	—	(1,150)	—	5,629
Tax benefit from exercise of stock options	—	—	—	—	313	—	—	313
Share-based compensation	—	—	30	224	2,384	(1)	—	2,607
Purchases of treasury stock	—	—	(2,075)	(15,332)	—	—	—	(15,332)
Balances at December 31, 2007	64,705	$647	(3,958)	$(29,284)	$272,000	$180,613	$30,583	$454,559

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2006	2007
Operating activities:
Net income	$24,707	$24,735	$29,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,486	12,187	11,872
Amortization of intangible assets	5,958	5,930	5,820
Deferred income tax expense	6,780	5,590	5,505
Provision for doubtful receivables	834	3,129	831
Share-based compensation expense	179	1,519	2,607
Other, net	2,101	207	2,669
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,412)	(11,246)	(32,318)
Other current and long-term assets	(1,035)	(6,273)	(2,110)
Accounts payable	5,076	8,235	(7,166)
Accrued compensation and related liabilities	(438)	(2,497)	8,423
Other accrued expenses and liabilities	(2,859)	(2,452)	(3,970)
Income taxes payable/refundable	(5,591)	5,741	1,487
Net cash provided by operating activities	35,786	44,805	22,676

Investing activities:
Acquisitions, net of cash acquired	(9,641)	(9,854)	(22,342)
Purchases of property and equipment, net	(10,757)	(10,579)	(13,172)
Proceeds from sale of property and equipment	—	—	1,864
Capitalized software development costs	(2,514)	(878)	—
Other, net	579	280	—
Net cash used in investing activities	(22,333)	(21,031)	(33,650)

Financing activities:
Borrowings on long-term bank debt	359,758	375,248	378,965
Payments on long-term bank debt	(365,824)	(405,937)	(340,694)
Retirement of debentures	—	—	(22,113)
Employee stock purchases and options exercised	5,701	4,919	5,629
Purchases of treasury stock	(10,497)	(8,115)	(15,332)
Excess tax benefits from share-based compensation	—	222	323
Settlement of cross-currency interest rate swap	—	(6,112)	(339)
Other, net	280	16	(342)
Net cash provided by (used in) financing activities	(12,782)	(32,991)	6,097
Effect of foreign exchange rate changes on cash and cash equivalents	(4,456)	1,875	3,275
Net decrease in cash and cash equivalents	(3,785)	(7,342)	(1,602)
Cash and cash equivalents, beginning of year	44,446	40,661	33,319
Cash and cash equivalents, end of year	$40,661	$33,319	$31,717

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

CIBER, Inc. and its subsidiaries, collectively, are an international, diversified, system integration and information technology (“IT”) services consulting firm.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  To a lesser extent, we resell certain third party IT hardware and software products.  Our clients consist primarily of governmental agencies and Fortune 1000 and middle market companies across most major industries.  Founded in 1974, we operate in a geographically-based business model, with our consultants serving clients from over 100 offices in 18 countries.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries (together “CIBER,” “the Company,” “we,” “our,” or “us”).  All material inter-company balances and transactions have been eliminated.  Certain amounts reported in 2005 and 2006 have been reclassified to conform to the 2007 presentation.  These reclassifications have no effect on our previously reported net income or stockholders’ equity.

We have several international subsidiaries that have minority ownership interests.  The minority shareholders’ proportionate share of the equity of these subsidiaries is reflected as “minority interest” in the Consolidated Balance Sheet.  The minority shareholders’ proportionate share of the net income or loss of these subsidiaries is included in “other income (expense), net” in the Consolidated Statement of Operations.

(c) Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  Actual results could differ from those estimates.

(d) Revenue Recognition

CIBER earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  CIBER’s consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing and (3) managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement and require management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials, cost-plus or fixed-price.  The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses separately billed to clients.

Revenue for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients is generally recognized based on the percentage-of-completion method in accordance with The American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under the percentage-of-completion method, management estimates the percentage of completion based upon the contract costs incurred to date as a percentage of the total estimated contract costs.  If the total cost estimate exceeds revenue, we accrue for the estimated loss immediately.  The use of the percentage-of-completion method requires

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

significant judgment relative to estimating total contract revenue and costs, including assumptions as to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in estimated costs.  Estimates of total contract costs are continuously monitored during the term of the contract and recorded revenues and costs are subject to revision as the contract progresses.  Such revisions may result in increases or decreases to revenue and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified.

Revenue for general IT consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.  For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance.  For fixed-price contracts, depending on the specific contractual provisions and nature of the deliverables, revenue may be recognized on a proportional performance model based on level-of-effort, as milestones are achieved or when final deliverables have been provided.

Managed IT services arrangements typically span several years.  Revenue from managed services time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering managed services are expensed as incurred, with the exception of labor and other direct costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period services are provided.  Amounts billable to the client for transition or set-up activities are also deferred and recognized as revenue evenly over the period that the managed services are provided.

Revenue for contracts with multiple elements is accounted for pursuant to Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” or SOP 97-2, “Software Revenue Recognition.”  We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met.  If such criteria are not met, then combined accounting is applied to all deliverables, and all revenue is recognized based on the accounting applicable to the last element to be delivered.

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software and commissions on sales of IT products.  Some software sales arrangements also include implementation services and/or post-contract customer support.  In such multi-element arrangements, if the criteria are met, revenue is recognized based on the vendor specific objective evidence of the fair value of each element.  Software support revenue is recognized ratably over the term of the related agreement.  Revenue related to the sale of IT products is generally recognized when the products are shipped or if applicable, when delivered and installed in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

Unbilled accounts receivable represent amounts recognized as revenue based on services performed in advance of billings in accordance with contract terms.  Under our typical time-and-materials billing arrangement, we bill our customers on a regularly scheduled basis, such as biweekly or monthly.  At the end of each accounting period, we accrue revenue for services performed since the last billing cycle.  These unbilled amounts are generally billed the following month.  Unbilled accounts receivable also arise when percentage-of-completion accounting is used and costs-plus estimated contract earnings exceed billings.  Such amounts are billed at specific milestone dates or at contract completion.  Management expects all unbilled accounts receivable to be collected within one year of the balance sheet date.  Billings in excess of revenue recognized are recorded as deferred revenue and are primarily comprised of deferred software support revenue.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(e) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased.  Substantially all of our cash balance at December 31, 2006 and 2007 was held by our European subsidiaries.

(f) Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable at their face amount less an allowance for doubtful accounts.  On a regular basis, we evaluate our client receivables, especially receivables that are past due, and we establish an allowance for doubtful accounts based on specific client collection issues.  We base estimated claims on the net amount that we currently believe to be probable of recovery.

(g) Property and Equipment

Property and equipment, which consists of computer equipment and software, furniture and leasehold improvements, is stated at cost.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging primarily from three to seven years, or the related lease term, if shorter.  Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment.

(h) Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the estimated fair value assigned to the net assets acquired.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in Note 16 to the Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.  Our goodwill impairment test did not result in impairment in either 2006 or 2007.

Other intangible assets arise from business combinations and consist primarily of customer relationships that are amortized, on a straight-line basis, over periods of up to seven years.

(i) Capitalized Software Development Costs

For software we intend to sell, we capitalize internal software development costs from the time technological feasibility is established.  Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value.  At December 31, 2006 and 2007, unamortized software development costs were $3.4 million and $2.6 million, respectively, and are included in “other assets” on the Consolidated Balance Sheet.  Amortization of the capitalized software costs began in 2007 and will occur over the software’s estimated useful life of 36 months.  Amortization of approximately $820,000 was recorded in 2007 and was included in cost of product sales in the Consolidated Statement of Operations.

(j) Long-Lived Assets (excluding Goodwill)

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss is recognized only if the carrying amount of a long-lived

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

(k) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards.  Deferred tax amounts are based on enacted tax rates expected to be in effect during the year in which the differences reverse.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Deferred tax assets and liabilities are classified as current and non-current amounts based on the financial statement classification of the related asset and liability.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The provision for income taxes represents the estimated amounts for federal, state and foreign taxes.  The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment.  As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate.  This involves making judgments regarding the recoverability of deferred tax assets, which can affect the overall effective tax rate.  In addition, changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate.  Interim-period tax expense is recorded based upon our best estimate of the effective tax rate expected to be applicable for the full fiscal year.  Interest expense on tax liabilities is included in interest expense.

(l) Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenue and expense are translated at average exchange rates for the period.  The resulting translation adjustments are included in “accumulated other comprehensive income” on the Consolidated Balance Sheet.  Gains and losses arising from inter-company international transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

All foreign currency transaction gains and losses, including foreign currency gains and losses on short-term inter-company loans and advances, are included in “other income (expense), net” in the Consolidated Statement of Operations as incurred.

(m) Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Minority interest expense	$(341)	$(304)	$(1,917)
Foreign currency transaction gains (losses), net	(490)	365	(1,021)
Gain from the sale of IBM staffing operation	1,000	280	271
Gain on retirement of convertible senior subordinated debentures	—	—	887
Other	(312)	9	30
Other income (expense), net	$(143)	$350	$(1,750)

(n) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures about fair value measurements for future transactions.  In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope.  We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  Under SFAS No. 159, entities may irrevocably elect fair value for the initial and subsequent measurement of certain financial instruments and certain other items.  Subsequent measurements for the financial instruments and certain other items that an entity elects to record at fair value will be recognized in earnings.  SFAS No. 159 also establishes additional disclosure requirements.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date.  The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  The Company will not elect the fair value option for eligible items that exist as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which changes accounting for business acquisitions.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  For CIBER, SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  We are currently evaluating the future impact and required disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.  This standard also requires changes to certain presentation and disclosure requirements.  SFAS No. 160 is effective beginning January 1, 2009.  The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. We are currently evaluating the future impact and required disclosures of this standard.

(2) Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying Consolidated Financial Statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions — 2007

On September 4, 2007, we acquired California-based Metamor Enterprise Solutions LLC (“Metamor”).  Metamor, which provided SAP software implementation services and was a reseller of SAP products, became part of our U.S. ERP Solutions segment (formerly referred to as our U.S. Package Solutions segment).  At the time of the acquisition, Metamor had approximately 100 SAP consultants.  The acquisition provided scale to our domestic SAP activities, where we previously had difficulty in locating SAP skilled employee resources.  The purchase price was approximately $16.4 million, including expenses, and was allocated as follows: $2.1 million to net tangible assets acquired, $1.3 million to other intangibles and $13.0 million to goodwill.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

On October 12, 2007, our European Operations segment acquired a Swedish SAP consultancy with approximately 30 consultants for a total purchase price of approximately $4.2 million, which included approximately 122,000 shares of CIBER common stock valued at $967,000.  We acquired net tangible liabilities of approximately $100,000, other intangible assets of approximately $500,000 and recorded goodwill of approximately $3.8 million.

Additionally in 2007, we purchased a minority shareholders’ interest in one of our European subsidiaries for a purchase price of approximately $1.4 million.

Acquisitions — 2006

During the second quarter of 2006, we acquired two SAP consulting businesses in Europe for a total purchase price of approximately $7.4 million.  Approximately $5.3 million was paid during 2006 and approximately $2.1 million was expected to be paid in future annual periods.  We acquired net tangible assets of approximately $800,000, other intangible assets of approximately $900,000 and recorded goodwill of approximately $5.7 million.  These businesses were added to our European Operations segment.  Additional consideration of $1.1 million was paid in 2007.

In 2006, we purchased the outstanding 5% interest held by minority shareholders in our German subsidiary, Novasoft AG, for consideration of approximately $4.7 million, bringing our total ownership percentage to 100%.  We also incurred approximately $250,000 for additional expenses related to this final acquisition.  This increased our goodwill balance by approximately $1.9 million.

Acquisitions — 2005

Effective July 1, 2005, we acquired Knowledge Systems Pvt. Ltd., an India-based professional services firm specializing in custom application development.  The results of this company are reported within our Commercial Solutions segment.  The purchase price was $2.5 million and the purchase agreement includes the possibility of future earn-out payments totaling $1.2 million to be paid through July 2009.  The initial purchase price was allocated as follows: $244,000 to net tangible assets acquired, $50,000 to other intangibles and $2.2 million to goodwill.  Additional consideration of $60,000 and $402,000 was paid in 2006 and 2007, respectively, which increased the related goodwill.

On January 1, 2005, we acquired certain assets and liabilities comprising an office of another entity for consideration of approximately $3.7 million.  The results of the acquired office’s operations have been included in our U.S. ERP Solutions segment.  The purchase price was allocated as follows: $561,000 to net tangible assets acquired, $400,000 to customer relationships and $2.8 million to goodwill.

(3) Earnings per Share

Pursuant to the terms of our convertible senior subordinated debentures (“Debentures”), the Debentures may be converted to shares of CIBER common stock under certain conditions.  In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), the dilutive effect of our Debentures has been included in our diluted earnings per share calculations in the 2005 period as further described below.  When assuming conversion of the Debentures for purposes of calculating diluted earnings per share, we also adjust net income to exclude the net of tax cost of interest expense on the Debentures.

If our Debentures were fully surrendered for conversion, we would be required to issue approximately 12,830,000 shares of our common stock.  On January 4, 2005, however, we made an irrevocable election to settle not less than 30% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of only 70% of the Debentures, which would require us to issue approximately 8,981,000 shares of our common stock.  On July 20, 2005, we increased our irrevocable election to settle 100% of the principal amount of the Debentures surrendered for conversion in cash and not in shares.  As a result, our calculations of diluted earnings per share thereafter assumed conversion of none of the Debentures.  Due to the irrevocable elections mentioned above, our calculations of diluted earnings per share for 2005 were calculated on a pro-rata basis.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

Our computation of earnings per share — basic and diluted is as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)
Numerator:
Basic - net income as reported	$24,707	$24,735	$29,026
Interest expense related to the Debentures, net of related tax effects	1,465	—	—
Diluted — net income assuming Debenture conversion	$26,172	$24,735	$29,026
Denominator:
Basic weighted average shares outstanding	62,536	61,925	61,207
Dilutive effect of Debentures	4,978	—	—
Dilutive effect of employee stock options	782	432	717
Diluted weighted average shares	68,296	62,357	61,924

Earnings per share - basic	$0.40	$0.40	$0.47
Earnings per share - diluted	$0.38	$0.40	$0.47

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 4,124,000, 5,798,000 and 4,415,000 for 2005, 2006 and 2007, respectively.

(4) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2006	2007
	(In thousands)
Billed accounts receivable	$166,410	$212,312
Unbilled - scheduled billings	51,635	43,527
Costs and estimated earnings in excess of billings	10,999	15,289
	229,044	271,128
Less allowance for doubtful accounts	(2,989)	(2,058)
	$226,055	$269,070

The activity in the allowance for doubtful accounts consists of the following:

		Additions		Effect of
	Balance at	Charge		foreign	Balance
	beginning	to cost and	Deductions	exchange	at end
	of period	expense	Write-offs	rate changes	of period
	(In thousands)
Year ended December 31, 2005	$2,070	834	(1,584)	(102)	$1,218
Year ended December 31, 2006	$1,218	3,129	(1,416)	58	$2,989
Year ended December 31, 2007	$2,989	831	(1,800)	38	$2,058

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(5) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2007
	(In thousands)
Computer equipment and software	$51,420	$54,014
Furniture and fixtures	12,269	10,164
Leasehold improvements and other	8,636	8,895
	72,325	73,073
Less accumulated depreciation	(45,804)	(45,776)
Property and equipment, net	$26,521	$27,297

(6) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Commercial Solutions	European Operations	State & Local Government Solutions	Federal Government Solutions	U.S. ERP Solutions	Total
	(In thousands)
Balance at January 1, 2006	$134,099	$117,413	$42,266	$74,569	$41,356	$409,703
Acquisitions	—	5,658	—	—	—	5,658
Acquisition of remaining Novasoft shares	—	1,855	—	—	—	1,855
Adjustments on prior acquisitions	149	(209)	(46)	(136)	—	(242)
Effect of foreign exchange rate changes	—	14,912	—	—	—	14,912
Balance at December 31, 2006	134,248	139,629	42,220	74,433	41,356	431,886
Acquisitions	—	4,866	86	—	12,983	17,935
Adjustments on prior acquisitions:
Acquired tax benefits realized	—	(2,238)	—	—	—	(2,238)
Other	387	—	(58)	(169)	—	160
Effect of foreign exchange rate changes	—	10,102	—	—	—	10,102
Balance at December 31, 2007	$134,635	$152,359	$42,248	$74,264	$54,339	$457,845

Other intangible assets are comprised of the following:

	Cost	Accumulated Amortization	Intangible Assets, Net
	(In thousands)
December 31, 2006
Noncompete agreements	$50	$(25)	$25
Customer relationships	41,125	(19,930)	21,195
	$41,175	$(19,955)	$21,220

December 31, 2007
Noncompete agreements	$50	$(42)	$8
Customer relationships	39,977	(22,153)	17,824
	$40,027	$(22,195)	$17,832

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

At December 31, 2007, our customer relationships have a weighted average remaining life of 3.0 years.  Amortization expense for future periods as estimated at December 31, 2007, consists of the following (in thousands):

Estimated Amortization Expense
Year ended December 31, 2008	$6,275
Year ended December 31, 2009	6,266
Year ended December 31, 2010	4,155
Year ended December 31, 2011	1,136

(7) Operating Leases

We have non-cancelable operating leases primarily for our office space, automobiles and office equipment. Expense for operating leases totaled $17.3 million, $17.5 million and $23.0 million in 2005, 2006 and 2007, respectively.

Future minimum operating lease payments as of December 31, 2007, are (in thousands):

Rental Payments
2008	$21,046
2009	15,788
2010	13,051
2011	7,072
2012	5,705
Thereafter	21,377
$84,039

(8) Borrowings

Bank Line of Credit — At December 31, 2007, we had a $60 million revolving line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) with a borrowing rate of 6.00%, based on Wells Fargo’s current prime rate of 7.25%.  We were in compliance with the financial covenants for this line of credit as of December 31, 2007.  The line of credit provides for the issuance of letters of credit and any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At December 31, 2007, we had approximately $1.2 million of outstanding letters of credit and borrowings of $49.5 million, leaving approximately $9.3 million of remaining borrowing availability under the line of credit.

Revolving Credit Facility — On February 11, 2008, we entered into a $200 million senior secured reducing revolving credit facility, with several financial institutions as lenders and Wells Fargo as administrative agent (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced our previous $60 million bank line of credit and refinanced all amounts outstanding thereunder.  The Revolving Credit Facility is secured by substantially all of our assets.  Beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining $140 million of maximum credit available will terminate and all outstanding balances must be repaid in full.  Additionally, the Revolving Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds resulting from specified events such as asset dispositions, event of loss, issuance or incurrence of indebtedness and issuance of equity, subject in each case to specified thresholds and other exceptions.

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

1.75%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

The Revolving Credit Facility contains certain financial covenants, including a maximum consolidated total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a minimum liquidity percentage.  We are required to be in compliance with the financial covenants at the end of each quarter.  The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.

Convertible Senior Subordinated Debentures.  In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Debentures due to mature in December 2023.  During 2007, we repurchased and retired $23.0 million of our Debentures, leaving $152.0 million outstanding at December 31, 2007.  We paid $22.1 million to repurchase these Debentures in 2007 resulting in a gain of $887,000.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.64 per share, subject to adjustments, prior to the close of business on the final maturity date only under the following circumstances: (1) during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) during the five business days after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Debentures for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the Debentures; (3) if the Debentures have been called for redemption; or (4) upon the occurrence of certain specified corporate transactions.  The conversion price is subject to adjustment in certain circumstances.  In 2005, we made an irrevocable election to settle in cash and not in shares 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we will deliver cash in lieu of our common stock.

Debenture holders may require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to, but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and market interest rates, we expect that we will be required to repurchase most or all of the remaining $152.0 million of Debentures on December 15, 2008.  As such, the Debentures would be considered a current liability instead of a long-term liability.  However, we will utilize borrowings under our new Revolving Credit Facility (discussed above) that matures on February 11, 2011, for any Debenture repurchases as they occur up to and including December 15, 2008.  Since the new Revolving Credit Facility is long-term, we have continued to classify our Debentures as a long-term liability on the Consolidated Balance Sheet at December 31, 2007.

From January 1, 2008, through March 3, 2008, we repurchased and retired $61.0 million of our Debentures, leaving $91.0 million outstanding.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

Bank Debt — Bank debt consisted of the following (dollars in thousands):

	December 31,
	2006	2007
Bank line of credit	$11,949	$49,516
Loan payable in monthly installments of $136 (including principal and interest), at a fixed interest rate of 7.11%, maturing November 2009	4,392	2,913
Loan payable in monthly installments of $204 (including principal and interest), at a fixed interest rate of 7.48%, maturing November 2008	4,353	2,159
Foreign loan payable in quarterly installments of $312, $234 and $156 (plus interest) in 2008, 2009 and 2010, respectively, at a fixed interest rate of 5.50%, maturing October 2010	—	2,807
Revolving foreign bank loan, interest rate of 5.95%	—	1,263
Other	—	260
Total bank debt	20,694	58,918
Less current portion	(3,602)	(9,108)
Long-term bank debt	$17,092	$49,810

Maturities — We took into consideration the terms of our new Revolving Credit Facility (discussed above) in determining the maturities of our long-term debt, which were determined to be as follows (in thousands):

Amount Maturing
2008	$9,108
2009	31,186
2010	30,624
2011	140,000
$210,918

(9) Financial Instruments

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

At December 31, 2007, we had net investment hedges in both Great Britain Pounds (“GBP”) and in Euros.  The fair values of our GBP hedges were gains of $129,000 and $227,000 at December 31, 2006 and 2007, respectively.  As of December 31, 2007, the GBP investment hedges had a notional amount of $30.1 million and a weighted average exchange rate of 0.4990 GBP for each United States dollar (“USD”).  The fair values of our Euro hedges were a gain of $174,000 and a loss of $4.6 million at December 31, 2006 and 2007, respectively.  As of December 31, 2007, the Euro investment hedges had a notional amount of $68.5 million and a weighted average exchange rate of 0.7303 Euros for each USD.    The combined fair value of these net investment hedges at December 31, 2007, was a loss of approximately $4.4 million.  The hedges mature at varying dates up to September 2009.

Foreign Exchange Forward Contracts

We transact business in foreign currencies and from time to time, we will enter into foreign exchange forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  Increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses.  These foreign currency exposures typically arise from inter-company

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

transactions, such as loans, between foreign entities and/or CIBER, Inc.  These derivative financial instruments generally have maturities of less than one year and are subject to fluctuations in foreign exchange rates, as well as credit risk.  These foreign exchange forward contracts do not qualify as hedges and, accordingly, both realized and unrealized gains and losses from foreign exchange forward transactions are included in “other income (expense), net.”  We have two outstanding Euro/USD foreign currency forward contracts at December 31, 2007, with a notional amount of $9.3 million and a weighted average exchange rate of 0.6984 Euros for each USD and which mature in 2008.  The combined fair value of these contracts at December 31, 2007, was a loss of approximately $183,000.  We also have a GBP/USD forward contract to purchase $206,500 monthly through June 2009 at an exchange rate of 0.4994 GBP for each USD.  Fair value of this forward contract was not material at December 31, 2007.

We manage credit risk related to our net investment hedges and our foreign exchange forward contracts through careful selection of the financial institution utilized as the counterparty.

Fair Value of Other Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature.  The book values of the borrowings under our bank line of credit and our other bank debt approximate their fair values due to either their variable interest rates or their short-term nature.  The estimated fair value of our $152.0 million of Debentures at December 31, 2007, was approximately $146.1 million, based on their trading prices.

(10) Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Current:
Federal	$2,471	$1,190	$5,282
State and local	1,435	1,234	1,969
Foreign	3,212	5,357	3,792
	7,118	7,781	11,043
Deferred:
Federal	5,812	6,167	3,453
State and local	1,530	1,362	697
Foreign	(562)	(1,939)	1,355
	6,780	5,590	5,505
Income tax expense	$13,898	$13,371	$16,548

U.S. and foreign income before income taxes are as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
United States	$31,351	$27,732	$31,515
Foreign	7,254	10,374	14,059
Income before income taxes	$38,605	$38,106	$45,574

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

Income tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$13,512	$13,337	$15,951
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,927	1,687	1,733
Non-deductible other costs	767	929	965
Federal research credit	(2,403)	(1,185)	(1,684)
Prior year return adjustments	—	(1,022)	(100)
Other	95	(375)	(317)
Income tax expense	$13,898	$13,371	$16,548

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2006	2007
	(In thousands)
Deferred tax assets:
Accrued expenses	$5,581	$4,386
Federal tax credit carryforwards	5,789	5,841
U.S. net operating loss (“NOL”) carryforwards	2,605	1,743
Foreign NOL carryforwards	12,412	8,811
Other	509	4,538
Total gross deferred tax assets	26,896	25,319
Less valuation allowance for foreign NOL carryforwards	(9,017)	(6,758)
Deferred tax assets, net	17,879	18,561
Deferred tax liabilities:
Intangible assets	(33,760)	(38,590)
Other	(2,628)	(1,591)
Total gross deferred tax liabilities	(36,388)	(40,181)
Net deferred tax liability	$(18,509)	$(21,620)

Balance sheet classification of deferred taxes:
Deferred tax asset — current	$3,748	$9,384
Deferred tax asset — long-term	4,427	853
Deferred tax liability — long-term	(26,684)	(31,857)
Net deferred tax liability	$(18,509)	$(21,620)

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the net deferred tax assets.

At December 31, 2007, we have approximately $5.1 million of NOL carryforwards for U.S. Federal tax purposes resulting from acquisitions.  Annual usage of these U.S. NOL carryforwards is limited under U.S. tax rules, however, they do not begin to expire until 2022.  There is no valuation allowance for U.S. NOL carryforwards as we expect to fully utilize them.  At December 31, 2007, we also have approximately $31.2 million of foreign NOL carryforwards of which approximately $15.2 million were pre-acquisition NOLs.  We have recorded a valuation allowance for over 75% of the foreign NOL carryforwards as we do not believe it is more likely than not that we will utilize them.  Less than 5% of the foreign NOL carryforwards may expire.  Any additional realized benefit from any pre-acquisition NOL carryforwards

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

will be recorded as a reduction of goodwill.  In 2007, goodwill decreased $2.2 million related to pre-acquisition NOL carryforwards.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries.  At December 31, 2007, these undistributed earnings totaled approximately $80.6 million.  If some of these earnings were distributed, some countries may impose withholding taxes.  In addition, as foreign taxes have previously been paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distribution.  As such, it is not practicable to determine the net amount of the related unrecognized U.S. deferred tax liability.

We are routinely subject to examination by various domestic and foreign tax authorities.  The outcome of tax audits is always uncertain and could result in significant cash tax payments that could be material.  Tax audits may take long periods of time to ultimately resolve.  We do not believe the outcome of any tax audit at December 31, 2007, will have a material adverse effect on our consolidated financial position or results of operations.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007, and there was no impact to our financial statements.  FIN 48 clarifies the accounting for uncertainty in income tax positions.  FIN 48 provides that the tax affects from an uncertain tax position can be recognized in our financial statements only if the position is more-likely-than-not of being sustained on audit, based on the technical merits of the position.  Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.  This determination requires a high degree of judgment and estimation.  We periodically analyze and adjust amounts recorded for our uncertain tax positions, as events occur to warrant adjustment, such as when the statutory period for assessing tax on a given tax return or period expires or if tax authorities provide administrative guidance or a decision is rendered in the courts.  Most of our unrecognized tax benefits would affect our effective tax rate if recognized.  Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2007	$2,530
Increases related to current year tax positions	697
Lapse of statute of limitations	(242)
Balance at December 31, 2007	$2,985

We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions.  We routinely have tax examinations in process.  Currently, our U.S. Federal income tax returns dating back to 2004 are open to possible examination.  Our most significant foreign operations are in the U.K., the Netherlands and Germany, where we are no longer subject to tax examination for years prior to 2004, 2005 and 1998, respectively.

(11) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan.  We match a portion of the employees’ contribution.  Vesting in CIBER’s matching contribution occurs over six years.  Forfeitures reduce our matching contributions.  We record forfeitures when a participant’s employment ends.  We recorded expense of $4.5 million, $4.0 million and $3.3 million in 2005, 2006 and 2007, respectively, related to this plan.

(12) Share-Based Compensation

We account for share-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of these awards.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of compensation expense to be reported as a financing cash flow, rather than as an operating cash

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  Prior to January 1, 2006, we accounted for our share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”

Share-based compensation cost is recognized, as appropriate, in either Cost of Consulting Services or in Selling, General and Administrative Expense in the Consolidated Statement of Operations.  The table below summarizes the amounts recorded in the Consolidated Statement of Operations for share-based compensation:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Cost of consulting services	$—	$481	$534
Selling, general and administrative expense	179	1,038	2,073
Total share-based compensation cost before taxes	179	1,519	2,607
Income tax benefit related to share-based compensation	72	283	646
Total share-based compensation included in net income	$107	$1,236	$1,961

The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of SFAS No. 123 to share-based compensation for the periods prior to the adoption of SFAS No. 123(R).

		Year Ended December 31, 2005
		(In thousands, except per share data)
Net income, as reported		$24,707
Deduct: Share-based compensation cost determined under the fair value based method, net of related tax effects		(9,032)
Pro forma net income		$15,675

Earnings per share — basic:	As reported	$0.40
	Pro forma	0.25
Earnings per share — diluted:	As reported	0.38
	Pro forma	0.25

Our pro forma share-based compensation cost for the year ended December 31, 2005, was considerably higher than our share-based compensation cost for the years ended December 31, 2006 and 2007.  This was primarily related to our acceleration of the vesting on approximately 2.6 million employee stock options during the year ended December 31, 2005.  At December 31, 2005, substantially all of our outstanding stock options were fully vested and as such, they have little impact on our stock-based compensation expense recognized under SFAS No. 123(R).

Share-Based Plans

CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”) — On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan.  As part of this adoption, 5,000,000 shares of CIBER, Inc. common stock were authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of December 31, 2007, there are approximately 329,000 shares available for future grants under the 2004 Plan.

The 2004 Plan also implements a formula stock option plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors and an option to purchase 5,000 shares of common stock on each anniversary of election to the

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

Board of Directors.  The 2004 Plan further provides that non-employee directors receive shares of CIBER common stock as compensation for attending Board, Annual and committee meetings, as well as for serving as committee chairpersons.  Compensation expense for grants of common stock to non-employee directors were $125,000, $182,000 and $224,000 for the years ended December 31, 2005, 2006 and 2007, respectively, and are included in our total recorded share-based compensation costs.

Options granted under the 2004 Plan generally have an exercise price that is at least equal to the market value of our common stock on the date of issuance.  Options currently being granted under the 2004 Plan are subject to cliff or graded vesting, generally ranging from one to four years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our European Operations segment, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date.

At December 31, 2007, there were approximately 8,810,000 shares of CIBER common stock reserved for options outstanding and available future grants under our stock option plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method.  Compensation costs related to options with graded vesting are recognized on a straight-line basis over the vesting period.  The expected life for options with a contractual life of 10 years is derived from historical data pertaining to option exercises and employee terminations.  The expected life for options with a contractual life of less than 10 years is derived using the SEC’s “simplified method,” as we did not have sufficient historical data pertaining to options with contractual lives of less than 10 years upon which to base an expected term assumption.  Expected volatilities are based on historical volatility of our common stock.  The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experience and expected future changes.  A summary of the weighted average assumptions used to value options granted and the grant date fair value follows:

	Year Ended December 31,
	2005	2006	2007
Expected life (in years)	5.0	4.1	5.0
Risk-free interest rate	4.12%	4.77%	4.46%
Expected volatility	50%	38%	36%
Dividend yield	0%	0%	0%
Fair value	$3.53	$2.36	$2.79

A summary of stock option activity for 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Options in thousands)
Outstanding at January 1, 2007	9,050	$7.84
Granted	1,342	$7.32
Exercised	(564)	$6.13
Expired or cancelled	(1,223)	$11.79
Forfeited	(124)	$7.10
Outstanding at December 31, 2007	8,481	$7.31	5.8	$2,584,824
Vested and expected to vest at December 31, 2007	8,324	$7.32	5.7	$2,582,092
Exercisable at December 31, 2007	6,946	$7.36	5.3	$2,562,181

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the years ended December 31, 2005, 2006 and 2007, was approximately $666,000, $655,000 and $963,000, respectively.  As of December 31, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan (“ESPP”) — Under our ESPP, which is a non-qualified plan, eligible employees are allowed to purchase shares of our common stock through after tax payroll deductions at a price equal to 85% of the lesser of the fair market value on the first day of the applicable offering period or on the last day of the respective purchase period.  Each offering period is equal to three months.  Under this plan, substantially all employees may elect to contribute up to $4,000 of their compensation during one calendar year.  A total of 8,750,000 shares of common stock have been authorized for issuance under the ESPP, of which, approximately 979,000 shares are available at December 31, 2007, for future issuances.  In 2006 and 2007, we issued 414,265 and 354,296 shares, respectively, under our ESPP and the related compensation cost recorded under SFAS No. 123(R) was approximately $582,000 for 2006 and $531,000 for 2007.

(13) Shareholders’ Equity

Repurchase Program — CIBER has had a common stock share repurchase program since 1999 that has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  Under the most recent authorization in October 2007, the Board approved an additional $10 million dollars for future repurchases of our common stock or our Debentures.  Under the program in 2007, we repurchased 2,075,000 shares of common stock at a cost of $15.3 million, as well as $5.0 million of our Debentures at a cost of $4.8 million.  At December 31, 2007, there was approximately $3.6 million remaining for future repurchases under this program.

Shelf Registration Statement on Form S-4 — At December 31, 2007, we have an effective registration statement on Form S-4, under which 4,252,017 shares of our common stock remain available and which may be used from time to time in connection with future business combinations.

Shelf Registration Statement on Form S-3 — At December 31, 2007, we have an effective registration statement on Form S-3, under which up to 10,000,000 shares of our common stock may be sold in the future.  This registration statement enables us to raise funds from the offering of common stock from time to time, subject to market conditions and our capital needs.

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

Comprehensive Income — Comprehensive income includes changes in the balances of items that are reported directly as separate components of shareholders’ equity.  Comprehensive income includes net income plus changes in cumulative foreign currency translation adjustment and gains or losses on foreign subsidiary net investment hedges, net of taxes.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

The balance of “accumulated other comprehensive income” reflected on the Consolidated Balance Sheets was comprised of the following:

	Accumulated Other Comprehensive Income
	Foreign Currency Translation	Hedge Gain (Loss)	Total
	(In thousands)
Balance at January 1, 2006	$(1,098)	$219	$(879)
Change in foreign currency translation	20,055	—	20,055
Change in fair value of hedge, net of tax	—	(3,820)	(3,820)
Settlement of net investment hedge	(3,789)	3,789	—
Balance at December 31, 2006	15,168	188	15,356
Change in foreign currency translation	18,367	—	18,367
Change in fair value of hedge, net of tax	—	(3,140)	(3,140)
Settlement of net investment hedge	(210)	210	—
Balance at December 31, 2007	$33,325	$(2,742)	$30,583

(14) Contingencies

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

(15) Business and Credit Concentrations

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

(16) Segment Information

Our operating segments are organized internally primarily by the nature of their services, client base and geography.  They consist of Commercial Solutions, European Operations, State & Local Government Solutions, Federal Government Solutions and U.S. ERP Solutions (formerly U.S. Package Solutions).  Our Commercial Solutions, State & Local Government Solutions and Federal Government Solutions segments comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a segment based on their primary client focus category (Commercial, State & Local or Federal); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India-based operations are considered part of our Commercial Solutions segment.  Our U.S. ERP Solutions segment primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, SAP and Lawson.  Our European Operations segment represents our offices in Europe, Eastern Asia, Australia and New Zealand that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.

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

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

executive officer any information on assets or capital expenditures by segment as such information is only prepared on a consolidated basis.

Our largest client is the various agencies of the U.S. Federal Government, which accounted for approximately 15%, 14% and 12% of our total revenue in 2005, 2006 and 2007, respectively.  Revenue from the U.S. Federal Government comprised 96% of our Federal Government Solutions segment’s total revenue in 2007.  In addition, our State & Local Government Solutions segment had two clients that comprised 21% and 11% of that segment’s total revenue in 2007.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Total revenue:
Commercial Solutions	$355,523	$356,534	$361,977
European Operations	214,502	244,262	319,886
State & Local Government Solutions	125,866	141,143	143,925
Federal Government Solutions	159,836	141,286	137,268
U.S. ERP Solutions	102,864	115,107	124,007
Inter-segment	(2,582)	(2,495)	(5,088)
Total revenue	$956,009	$995,837	$1,081,975

Income from operations:
Commercial Solutions	$25,478	$24,782	$29,234
European Operations	8,550	13,087	19,455
State & Local Government Solutions	5,555	11,657	12,142
Federal Government Solutions	20,306	14,024	11,031
U.S. ERP Solutions	11,436	8,266	11,361
Corporate expenses	(18,711)	(20,846)	(22,883)
Total	52,614	50,970	60,340
Amortization of intangibles	(5,958)	(5,930)	(5,820)
Operating income	$46,656	$45,040	$54,520

Other information:
Total foreign revenue(1)	$221,182	$251,384	$331,078
Total foreign long-lived assets (2)	138,464	163,394	177,284

(1) Represents sales to all foreign clients based on client locations.

(2) This balance includes $130.4 million, $151.9 million and $162.2 million of goodwill and other intangible assets as of December 31, 2005, 2006 and 2007, respectively.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

(17) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Acquisitions:
Fair value of assets recorded, excluding cash	$10,742	$10,411	$27,482
Liabilities recorded	(915)	(2,581)	(4,554)
Minority interest reduction	—	2,024	381
Common stock and options issued	(186)	—	(967)
Cash paid for acquisitions, net of cash acquired	$9,641	$9,854	$22,342

Noncash investing and financing activities:
Value of shares and options issued for acquisitions	$186	$—	$967
Cash paid for interest	8,691	8,369	7,964
Cash paid for income taxes, net	12,226	1,908	9,922

(18) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2006
Revenue	$241,743	$249,968	$246,618	$257,508	$995,837
Operating income	9,674	12,874	10,269	12,223	45,040
Net income	4,450	6,752	6,072	7,461	24,735
Earnings per share — basic and diluted	0.07	0.11	0.10	0.12	0.40

Year ended December 31, 2007
Revenue	$259,185	$266,543	$265,737	$290,510	$1,081,975
Operating income	12,657	14,717	13,847	13,299	54,520
Net income	6,565	7,848	7,466	7,147	29,026
Earnings per share — basic and diluted	0.11	0.13	0.12	0.12	0.47

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - continued

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited CIBER, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  CIBER, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CIBER, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CIBER, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 3, 2008

Item 9B.     Other Information

None

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2008 Annual Meeting of Shareholders scheduled for April 29, 2008 (the “2008 Proxy Statement”), within 120 days after December 31, 2007, and certain information included therein is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

We have a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.  That code can be found on our website at http://www.ciber.com.  We also have Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.  These Guidelines and Charters can also be found on our website.  Any amendments or waivers to our Code of Ethics will be disclosed, as necessary, on our website.  Additionally, copies of our Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as the Charters for the various Committees of the Board of Directors are available in print to any shareholder that requests them.

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

The additional information required by this item is incorporated by reference from the sections captioned “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Practices” in CIBER’s 2008 Proxy Statement.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” in CIBER’s 2008 Proxy Statement.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by shareholders	8,354,483	$7.28	1,308,365	(2)

Equity compensation plans/arrangements not approved by shareholders (3)	126,805	$9.55	—
Total	8,481,288	$7.31	1,308,365

(1)	Excludes securities to be issued upon exercise of outstanding options and rights.
(2)

Includes 329,194 shares remaining available for future grants at December 31, 2007, under our 2004 Incentive Plan plus 979,171 shares available for future sales to employees under our Employee Stock Purchase Plan.

(3)	Represents shares issued under the SCB Employee Inducement Award Plan.

The additional information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CIBER’s 2008 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices” in CIBER’s 2008 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Independent Registered Public Accounting Firm” in CIBER’s 2008 Proxy Statement.

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Operations — Years Ended December 31, 2005, 2006 and 2007
		Consolidated Balance Sheets — December 31, 2006 and 2007
		Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2005, 2006 and 2007
		Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2006 and 2007
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

		All schedules are omitted, either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

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

CIBER, Inc.

Date: March 5, 2008	By:	/s/ Mac J. Slingerlend

Mac J. Slingerlend

Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY G. STEVENSON	Chairman of the Board and Founder	March 5, 2008
Bobby G. Stevenson

/s/ MAC J. SLINGERLEND	Chief Executive Officer, President,	March 5, 2008
Mac J. Slingerlend	Secretary and Director
(Principal Executive Officer)

/s/ PETER H. CHEESBROUGH	Chief Financial Officer, Executive Vice	March 5, 2008
Peter H. Cheesbrough	President, Treasurer and Director
(Principal Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO	Vice President/Chief Accounting Officer	March 5, 2008
Christopher L. Loffredo	(Principal Accounting Officer)

/s/ PAUL A. JACOBS	Director	March 5, 2008
Paul A. Jacobs

/s/ STEPHEN S. KURTZ	Director	March 5, 2008
Stephen S. Kurtz

/s/ ARCHIBALD J. MCGILL	Director	March 5, 2008
Archibald J. McGill

/s/ GEORGE A. SISSEL	Director	March 5, 2008
George A. Sissel

/s/ JAMES C. SPIRA	Director	March 5, 2008
James C. Spira

/s/ JAMES C. WETHERBE	Director	March 5, 2008
James C. Wetherbe

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A.	8-K	001-13103	9/16/1998
4.3	Amendment to the Rights Agreement, dated as of February 18, 2003, between CIBER, Inc. and UMB Bank, N.A.	10-K	001-13103	3/27/2003
4.4	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee	8-K	001-13103	12/2/2003
4.5	Notice to Well Fargo Bank Minnesota, N.A., trustee regarding rights of Debenture holders	10-Q	001-13103	8/8/2005
10.1*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4*	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5*	Employment Agreement with Mac J. Slingerlend dated March 30, 2005	8-K	001-13103	4/1/2005
10.6*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.7*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.8*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.9*	CIBER, Inc. 2004 Incentive Plan	S-8	333-115951	5/27/2004
10.10*	Fourth revision to the CIBER, Inc. Salary Continuation Retirement Plan for Mac J. Slingerlend dated as of March 30, 2005	8-K	001-13103	4/1/2005
10.11	Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A. dated August 15, 2003	8-K	001-13103	8/20/2003
10.12	First Amendment to Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A., dated March 31, 2004	10-Q	001-13103	5/3/2004
10.13	Second Amendment to Amended and Restated Credit and Security Agreement dated as of October 1, 2004 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	10/7/2004
10.14	Third Amendment to Amended and Restated Credit and Security Agreement dated as of March 31, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	4/1/2005
10.15	Fourth Amendment to Amended and Restated Credit and Security Agreement dated as of July 11, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	7/12/2005

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
10.16	Fifth Amendment to Amended and Restated Credit and Security Agreement dated as of December 20, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	10-K	001-13103	2/28/2006
10.17	Sixth Amendment to Amended and Restated Credit and Security Agreement dated as of September 19, 2006 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	9/22/2006
10.18	Seventh Amendment to Amended and Restated Credit and Security Agreement dates as of September 10, 2007, between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	9/10/2007
10.19*	Employment agreement with Terje Laugerud dated January 1, 2003	10-K	001-13103	3/14/2005
10.20*	Description of Director Compensation	8-K	001-13103	5/4/2005
10.21	Promissory Note dated as of November 15, 2006 between CIBER, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	001-13103	11/21/2006
10.22	Installment Payment Agreement dated as of November 16, 2006 between CIBER, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	001-13103	11/21/2006
10.23*	Employment agreement with Marcia M. Kim dated April 23, 2007	10-Q	001-13103	5/7/2007
10.24*	Employment agreement with Peter Cheesbrough dated October 31, 2007	8-K/A	001-13103	11/2/2007
10.25

Credit Agreement, by and between CIBER, Inc., as borrower, Wells Fargo Bank N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated February 11, 2008.

		8-K	001-13103	2/14/2008
10.26	Pledge and Security Agreement, by and among CIBER, Inc. and certain subsidiaries of CIBER, Inc., in favor of Wells Fargo Bank N.A., dated February 11, 2008.	8-K	001-13103	2/14/2008
12.1	Computation of Ratio of Earnings to Fixed Charges		Filed herewith
21.1	List of Subsidiaries of CIBER, Inc.		Filed herewith
23.1	Consent of Ernst & Young, LLP		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

* Indicates a management contract or compensatory plan or arrangement.