Form 10-Q
period 2008-03-31
CIBER INC
filed 2008-05-01
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-13103

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

There were 60,041,331 shares of the registrant’s Common Stock outstanding as of March 31, 2008.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Consulting services	$244,958	$281,163
Other revenue	14,227	13,301
Total revenue	259,185	294,464

Cost of consulting services	179,878	205,120
Cost of other revenue	9,279	8,379
Selling, general and administrative expenses	55,980	64,491
Amortization of intangible assets	1,391	1,571
Operating income	12,657	14,903
Interest income	129	206
Interest expense	(1,922)	(2,533)
Other expense, net	(360)	(810)
Income before income taxes	10,504	11,766
Income tax expense	3,939	4,589
Net income	$6,565	$7,177

Earnings per share — basic	$0.11	$0.12

Earnings per share — diluted	$0.11	$0.12

Weighted average shares — basic	61,520	60,263

Weighted average shares — diluted	62,073	60,322

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	March 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$31,717	$38,536
Accounts receivable, net of allowances of $2,058 and $2,329, respectively	269,070	264,306
Prepaid expenses and other current assets	24,032	24,349
Deferred income taxes	9,384	11,417
Total current assets	334,203	338,608

Property and equipment, at cost	73,073	76,349
Less accumulated depreciation	(45,776)	(48,702)
Property and equipment, net	27,297	27,647

Goodwill	457,845	464,477
Other intangible assets, net	17,832	16,462
Deferred income taxes	853	1,423
Other assets	11,083	10,217
Total assets	$849,113	$858,834

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$9,108	$3,355
Accounts payable	35,538	33,674
Accrued compensation and related liabilities	54,837	58,901
Deferred revenue	20,682	21,608
Income taxes payable	5,447	5,451
Other accrued expenses and liabilities	32,811	40,788
Total current liabilities	158,423	163,777

Debentures	152,000	90,985
Long-term bank debt	49,810	101,458
Deferred income taxes	31,857	34,345
Total liabilities	392,090	390,565

Minority interest	2,464	2,943
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	272,000	272,720
Retained earnings	180,613	187,583
Accumulated other comprehensive income	30,583	37,031
Treasury stock, 3,958 and 4,663 shares, at cost	(29,284)	(32,655)
Total shareholders’ equity	454,559	465,326
Total liabilities and shareholders’ equity	$849,113	$858,834

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balances at January 1, 2008	64,705	$647	(3,958)	$(29,284)	$272,000	$180,613	$30,583	$454,559
Net income	—	—	—	—	—	7,177	—	7,177
Loss on net investment hedges, net of $2,574 tax	—	—	—	—	—	—	(4,200)	(4,200)
Foreign currency translation	—	—	—	—	—	—	10,648	10,648
Comprehensive income								13,625
Employee stock purchases and options exercised	—	—	85	628	(1)	(187)	—	440
Share-based compensation	—	—	10	68	721	(20)	—	769
Purchases of treasury stock	—	—	(800)	(4,067)	—	—	—	(4,067)
Balances at March 31, 2008	64,705	$647	(4,663)	$(32,655)	$272,720	$187,583	$37,031	$465,326

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Operating activities:
Net income	$6,565	$7,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,846	3,055
Amortization of intangible assets	1,391	1,571
Deferred income tax expense	1,467	2,498
Provision for (recovery of) doubtful receivables	(548)	585
Share-based compensation expense	655	769
Other, net	758	(530)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,753)	9,316
Other current and long-term assets	(684)	(583)
Accounts payable	(15,627)	(2,916)
Accrued compensation and related liabilities	3,578	2,542
Other accrued expenses and liabilities	(1,727)	1,545
Income taxes payable/refundable	1,362	(55)
Net cash provided by (used in) operating activities	(8,717)	24,974

Investing activities:
Acquisitions, net of cash acquired	(1,365)	(498)
Purchases of property and equipment, net	(2,218)	(2,971)
Net cash used in investing activities	(3,583)	(3,469)

Financing activities:
Borrowings on long-term bank debt	91,533	232,959
Payments on long-term bank debt	(88,030)	(187,301)
Retirement of debentures	—	(58,979)
Employee stock purchases and options exercised	1,519	440
Purchases of treasury stock	(5,265)	(4,067)
Excess tax benefits from share-based compensation	74	—
Settlement of cross-currency swap	—	113
Net cash used in financing activities	(169)	(16,835)
Effect of foreign exchange rate changes on cash and cash equivalents	(204)	2,149
Net increase (decrease) in cash and cash equivalents	(12,673)	6,819
Cash and cash equivalents, beginning of period	33,319	31,717
Cash and cash equivalents, end of period	$20,646	$38,536

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Other Expense, Net — Other expense, net consisted of the following:

	Three Months Ended March 31,
	2007	2008
	(In thousands)
Minority interest expense	$(236)	$(458)
Foreign exchange losses, net	(125)	(1,979)
Gain on retirement of convertible senior subordinated debentures	—	1,666
Other	1	(39)
Other income (expense), net	$(360)	$(810)

Recently Issued Accounting Pronouncements - In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities.  Companies are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  We are currently evaluating the disclosure requirements of this standard.

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2007	2008
	(In thousands, except per share amounts)
Numerator:
Net income as reported	$6,565	$7,177
Denominator:
Basic weighted average shares outstanding	61,520	60,263
Dilutive effect of employee stock options	553	59
Diluted weighted average shares	62,073	60,322

Earnings per share - basic	$0.11	$0.12
Earnings per share - diluted	$0.11	$0.12

Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.  The average number of anti-dilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 5,757,000 and 7,460,000 for the three months ended March 31, 2007 and 2008, respectively.

(3) Borrowings

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

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At March 31, 2008, our weighted average interest rate on our outstanding borrowings was 5.00%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

The Revolving Credit Facility contains certain financial covenants, including a maximum consolidated total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a minimum liquidity percentage.  We were in compliance with these financial covenants as of March 31, 2008.  The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.

The Revolving Credit Facility provides for the issuance of letters of credit and any outstanding letters of credit reduce the maximum available borrowings under the line of credit.  At March 31, 2008, we had approximately $1.2 million of outstanding letters of credit and borrowings of $100.4 million, leaving approximately $98.4 million of remaining borrowing availability under the line of credit.

Convertible Senior Subordinated Debentures — In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Debentures due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  As of March 31, 2008, we had repurchased and retired $84.0 million of our Debentures, leaving $91.0 million outstanding at March 31, 2008.  We paid $59.0 million for repurchases completed during the three months ended March 31, 2008, resulting in a gain, net of accelerated debt issuance costs of $1.7 million.  Additionally, during April 2008 we repurchased and retired an additional $10.0 million of our Debentures, leaving $81.0 million outstanding.

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

Debenture holders may also require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and market interest rates, we expect that we will be required to repurchase most or all of the remaining Debentures on December 15, 2008.  As such, the Debentures would generally be considered to be a current liability instead of a long-term liability.  However, we have the intent and ability to use borrowings under our new Revolving Credit Facility (discussed above) that matures on February 11, 2011, for any Debenture repurchases as they occur up to and including December 15, 2008.  Since the new Revolving Credit Facility is long-term, we have continued to classify our Debentures as a long-term liability on our Consolidated Balance Sheets.

(4) Financial Instruments

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” for our financial assets and liabilities.  There was no material impact to our consolidated financial position or results of operations upon adoption.

Net Investment Hedges — Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations.  We consider the net investment hedges to be effective hedges with gains/losses recorded as part of shareholders’ equity.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge, both of which are recorded within “accumulated other comprehensive income” on the Consolidated Balance Sheet.

At March 31, 2008, we had net investment hedges in both Great Britain Pounds (“GBP”) and in Euros.  As of March 31, 2008, the GBP investment hedges had a notional amount of $20.2 million and a weighted average exchange rate of 0.4950 GBP for each United States dollar (“USD”).  The fair value of our GBP hedges was a gain of $305,000 at March 31, 2008.  As of March 31, 2008, the Euro investment hedges had a notional amount of $83.4 million and a weighted average exchange rate of 0.7197 Euros for each USD.  The fair value of our Euro hedges was a loss of $11.6 million at March 31, 2008.  The combined fair value of these net investment hedges at March 31, 2008, was a loss of approximately $11.3 million.  The fair values of our net investment hedges are determined using observable market inputs.  The hedges mature at varying dates up to September 2009.

(5) Shareholder’s Equity

Repurchase Program — CIBER has had a common stock share repurchase program since 1999 that has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  Under the most recent authorization in February 2008, the Board approved an additional $10.0 million dollars for future repurchases of our common stock.  During the three months ended March 31, 2008, we repurchased 800,000 shares of common stock at a cost of approximately $4.1 million.  At March 31, 2008, there was approximately $9.6 million remaining for future repurchases under this program.

Comprehensive Income — The components of comprehensive income were as follows:

	Three Months Ended March 31,
	2007	2008
	(In thousands)
Comprehensive income:
Net income	$6,565	$7,177
Loss on net investment hedges, net of tax	(281)	(4,200)
Foreign currency translation adjustments	1,802	10,648
Total comprehensive income	$8,086	$13,625

(6) Segment Information

Our reportable segments are our five operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  They consist of the U.S. Commercial Division, the Europe Division, the State & Local Government Division, the Federal Division and the Enterprise Solutions Division, which provides multi-package enterprise resource planning (“ERP”) solutions for U.S. customers.

The following presents financial information about our reporting segments:

	Three Months Ended March 31,
	2007	2008
	(In thousands)
Total revenue:
U.S. Commercial	$91,886	$94,890
Europe	71,407	99,751
State & Local Government	35,488	38,022
Federal	34,147	32,033
Enterprise Solutions	27,202	31,460
Inter-segment	(945)	(1,692)
Total revenue	$259,185	$294,464

Income from operations:
U.S. Commercial	$7,874	$9,380
Europe	3,636	6,432
State & Local Government	3,569	3,210
Federal	2,553	1,434
Enterprise Solutions	1,992	1,647
Corporate expenses	(5,576)	(5,629)
Total	14,048	16,474
Amortization of intangibles	(1,391)	(1,571)
Operating income	$12,657	$14,903

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.  References to “we,” “our,” “us” or “CIBER” in this Quarterly Report on Form 10-Q refer to CIBER, Inc. and its subsidiaries.

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

Business Overview

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

Our reportable segments are our five operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  They consist of the U.S. Commercial Division, the Europe Division, the State & Local Government Division, the Federal Division and the Enterprise Solutions Division.  Our U.S. Commercial, State & Local and Federal divisions comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a division based on their primary client focus category (Commercial, State & Local or Federal); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India-based operations are considered part of our U.S. Commercial division.  Our Europe division represents our offices in Europe, Eastern Asia, Australia and New Zealand that provide a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our Enterprise Solutions division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) and supply chain management software from software vendors such as Oracle, SAP and Lawson for U.S. customers.

Comparison of the Three Months Ended March 31, 2007 and 2008 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2007		2008
	(Dollars in thousands, except billing rate)
Consulting services	$244,958	94.5%	$281,163	95.5%
Other revenue	14,227	5.5	13,301	4.5
Total revenue	259,185	100.0	294,464	100.0

Gross profit — consulting services	65,080	26.6	76,043	27.0
Gross profit — other revenue	4,948	34.8	4,922	37.0
Gross profit — total	70,028	27.0	80,965	27.5

SG&A expenses	55,980	21.6	64,491	21.9

Operating income	12,657	4.9	14,903	5.1

Net income	$6,565	2.5%	$7,177	2.4%

Average hourly billing rate	$81		$86
Consultant utilization	84%		88%
Average billable headcount	7,185		7,355

Revenue.  Total revenue increased 14% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  We are a global company; therefore, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar further weakened in early 2008 against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues.  Foreign currency rate changes resulted in approximately $11.9 million of additional reported revenue in 2008 over 2007.  Additionally, in late 2007, both our Enterprise Solutions and Europe divisions completed small acquisitions that contributed incremental revenue of approximately $5.5 million to the current period results.  Excluding the favorable currency translation effects and the incremental revenue from the 2007 acquisitions, our total revenue increased 7% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to increased SAP software-related services in Europe.

Revenue by segment/division was as follows:

	Three Months Ended March 31,
	2007	2008	% change
	(In thousands)
U.S. Commercial	$91,886	$94,890	3.3%
Europe	71,407	99,751	39.7
State & Local Government	35,488	38,022	7.1
Federal	34,147	32,033	(6.2)
Enterprise Solutions	27,202	31,460	15.7
Inter-segment	(945)	(1,692)	n/m
Total revenue	$259,185	$294,464	13.6%

n/m = not meaningful

•                  U.S. Commercial revenue increased when compared to the same period of the prior year mainly due to several sizable contract wins, including some with an offshore delivery component.  In 2008, we continue to strategize and build upon the initiatives and investments of 2007 to further our goal of gaining market share.

•                  Europe’s current quarter revenue results represented its largest revenue quarter ever historically.  These results were in part due to approximately $11.9 million related to favorable foreign currency fluctuations, as well as approximately $1.5 million of incremental revenue from a late 2007 acquisition.  Excluding these items, our Europe division grew approximately 22% resulting from continued strong sales of SAP implementation services in almost all of our major operating territories, as well as many of our smaller territories.  It may be difficult for this division to continue this high level of growth throughout 2008, especially if the U.S. dollar strengthens against the Euro and British Pound.

•                  State & Local Government revenue growth was driven by increased revenue from a project with the Pennsylvania Turnpike Commission, which is now in its third and final phase, as well as additional revenue from several new project starts.

•                  Federal revenue declined due to the expiration of one of our larger, long-term contracts that was subsequently awarded to a qualified small business.  CIBER has similarly lost several contracts in recent years because we do not qualify as a small business; therefore, we have been precluded from bidding on the renewal business.  We originally obtained these contracts through acquisitions of qualified small businesses that were originally awarded these contracts.  Additionally, we have been unsuccessful in replacing these expired contracts due in part, to a difficult governmental spending environment, illustrated by funding delays for IT initiatives.  The Federal division continues to focus on obtaining appropriate government certifications that will allow us to bid on large projects as a prime contractor.  This process, which started in mid-2007, ultimately will entail the approval of twelve different business systems.  We recently received our first certification related to our Federal accounting system and two more audits are scheduled for 2008.  We believe these certifications will increase our growth opportunities as we will be able to compete for additional large government contracts.

•                  Most of the revenue growth in our Enterprise Solutions division, or approximately $4.0 million, was related to incremental revenue from an acquisition completed in September 2007.  Excluding that acquisition, our Enterprise Solutions division grew only 1% mainly due to a limited number of projects starting in the current quarter to replace previously completed projects.  Additionally, our commissions on the sale of IBM products were again slower than the same period of the prior year.  We believe this is due to a combination of IBM product life-cycle issues, as well as economic-related issues.

Gross Profit.  In total, our gross profit margin improved 50 basis points to 27.5% for the three months ended March 31, 2008, compared to 27.0% for the same period in 2007.  Gross profit margin on consulting services revenue, which grew by 40 basis points, accounted for most of the increase.  Strong consulting services margin improvements in our U.S. Commercial, Enterprise Solutions and Federal divisions were responsible.  An increased focus on how projects are priced and improving delivery has helped to achieve these results.  Europe experienced a decrease in its services gross profit margin in the current three months with the Easter holiday falling in the first quarter of 2008 as compared to the second quarter of 2007.  Europe’s consulting services typically averages slightly higher gross profit margins compared to our domestic business due to their greater concentration of ERP-related services.  As Europe contributes a higher percentage of our revenues, our gross profit margins tend to increase.

Selling, general and administrative.  As a percentage of revenue, SG&A expenses increased 30 basis points to 21.9% for the three months ended March 31, 2008, compared to 21.6% for the three months ended March 31, 2007; sizable increases in our Federal and Enterprise Solutions divisions were primarily responsible.  Increased SG&A costs in our Federal division related to our infrastructure investments made to further our ability to bid on large projects as a prime contractor.  Additionally, our Enterprise Solutions division incurred additional infrastructure costs related to the acquisition completed in September 2007 and increased costs related to sales and recruiting during the current period.  Our Europe division partially offset the above increases in SG&A costs with a sizable decrease of their SG&A expenses as a percentage of revenue during the current period.  Although Europe showed a sizable percentage decrease in SG&A expenses, its business carries inherently higher SG&A costs compared to our domestic operations.  This is due to their greater concentration of ERP-related business, as well as additional overhead costs from carrying out business operations across multiple countries.  As Europe represents a greater percentage of our overall revenue, SG&A expense as a percentage of revenue on a total company basis is driven upward.

Operating income.  Our 50 basis point improvement in total gross profit margin was partially offset by a 30 basis point increase in SG&A expenses as a percentage of revenue, resulting in an improvement in operating income of 20 basis points to 5.1% for the three months ended March 31, 2008, compared to 4.9% for the three months ended March 31, 2007.

Operating income by segment/division was as follows:

	Three Months Ended			2007	2008
	March 31,		%	% of	% of
	2007	2008	change	revenue*	revenue*
	(In thousands)
U.S. Commercial	$7,874	$9,380	19.1%	8.6%	9.9%
Europe	3,636	6,432	76.9	5.1	6.4
State & Local Government	3,569	3,210	10.1	10.1	8.4
Federal	2,553	1,434	(43.8)	7.5	4.5
Enterprise Solutions	1,992	1,647	(17.3)	7.3	5.2
Corporate expenses	(5,576)	(5,629)	(1.0)	(2.2)	(1.9)
Total	14,048	16,474	17.3%	5.4	5.6
Amortization of intangibles	(1,391)	(1,571)		(0.5)	(0.5)
Operating income	$12,657	$14,903		4.9%	5.1%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  The U.S. Commercial division’s operating income percentage increased due to the improvement in gross profit margin on services revenue, while holding SG&A expenses to only a slight increase as a percentage of revenue.  Additionally, the newer engagements in this division have been yielding slightly better margins.

•                  Europe operating income improved primarily due to a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes.  The improvement in SG&A as a percentage of revenue was partially offset by the gross profit margin decrease on consulting services revenue.

•                  State & Local Government operating income decreased as a result of additional costs on our new CRIMES software product, as well as reduced profitability on certain fixed-price projects that are nearing completion.

•                  Federal operating income decreased because of increased SG&A expenses in the current period for operations infrastructure enhancements related to obtaining certifications for prime contractor bidding status.

•                  Although Enterprise Solution’s gross profit margin on services improved, it was essentially offset by a decrease in its gross profit margin on other revenue, representing this division’s hardware sales that continue to be slower than in previous years.  The overall flat gross profit margin, combined with the increase in SG&A costs, resulted in the decrease in operating income.

Interest expense.  Interest expense increased over $600,000 during the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily resulting from higher-cost borrowings under our new senior secured reducing revolving credit facility (“Revolving Credit Facility”) that have been utilized to fund the recent repurchases of our lower-cost convertible senior subordinated debentures (“Debentures”).  The Revolving Credit Facility had a weighted average interest rate of 5.00% at March 31, 2008, compared to the Debentures fixed rate of interest of 2.875%.

Other expense, net.  Other expense, net was $810,000 for the three months ended March 31, 2008, compared to other expense, net of $360,000 for the similar period in 2007.  Other expense for the three months ended March 31, 2008, primarily consisted of net foreign exchange losses of $2.0 million and minority interest expense of $458,000, offset by a net gain on the retirement of our Debentures of $1.7 million.  For the similar period of 2007, other expense consisted of minority interest expense of $236,000 and net foreign exchange losses of $125,000.

Income taxes.  Our effective tax rates were 39.0% and 37.5% for the three months ended March 31, 2008 and 2007, respectively.  Our tax rate for 2008 was negatively impacted by the expiration of the U.S. Federal Research and Experimentation tax credit on December 31, 2007.  Our higher domestic tax rate in 2008 was partially offset by a reduction in our blended European tax rate.  The lower European tax rate was the result of lower statutory rates in several of our territories, as well as a shift toward improved profit results in some of our more tax-advantageous territories.  Although we expect the lower European tax rate to continue throughout 2008, actual results could vary if the mix of profit shifts between countries.

Liquidity and Capital Resources

At March 31, 2008, we had $174.8 million of working capital and a current ratio of 2.1: 1, compared to working capital of $175.8 million and a current ratio of 2.1:1 at December 31, 2007.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available Revolving Credit Facility will be sufficient to finance our working capital needs through at least the next year.

	Three Months Ended March 31,
	2007	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$(8,717)	$24,974
Investing activities	(3,583)	(3,469)
Financing activities	(169)	(16,835)
Effect of foreign exchange rates on cash	(204)	2,149
Net increase (decrease) in cash and cash equivalents	$(12,673)	$6,819

Our balance of cash and cash equivalents was $38.5 million at March 31, 2008, compared to a balance of $31.7 million at December 31, 2007.  Typically, most of our cash balance is maintained by our European subsidiaries and our domestic cash balances are used daily to reduce our line of credit balance.

Operating activities.  Total accounts receivable decreased $4.8 million to $264.3 million at March 31, 2008, from $269.1 million at December 31, 2007, primarily due to improved domestic collections, which included approximately $10 million that was received from the City of New Orleans (the “City”) during the three months ended March 31, 2008.  Total accounts receivable day’s sales outstanding (“DSO”) was 75 days at March 31, 2008, compared to 78 days at December 31, 2007.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable from the City was $10 million at March 31, 2008, down from $17 million at December 31, 2007.  Of our outstanding receivable balance at March 31, 2008, approximately $4 million is related to work performed following the hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and FEMA on the remaining balance.  In addition, we continue to provide a variety of services to the City and based on our communications with the City, we believe we will be able to collect the balance in full.

Accrued compensation and related liabilities increased to $58.9 million at March 31, 2008, from $54.8 million at December 31, 2007, due to increased domestic payroll levels, partially offset by a decrease in Europe’s accrued payroll since the end of 2007.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At March 31, 2008, there were 11 days of domestic unpaid wages, compared to 6 days at December 31, 2007.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Due to the slower IBM product sales during the second half of 2007, our accounts payable balance related to hardware is down $3.4 million at March 31, 2008, compared to December 31, 2007.  In addition, the unrealized loss on our net investment hedges increased to $11.3 million at March 31, 2008, from $4.4 million at December 31, 2007, and represents a substantial portion of the increase in our other accrued liabilities at March 31, 2008.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We spent approximately $500,000 related to previous acquisitions during the three months ended March 31, 2008, compared to approximately $1.4 million used for acquisitions during the same period of the prior year.  Spending on property and equipment increased to approximately $3.0 million during the three months ended March 31, 2008, from $2.2 million for the three months ended March 31, 2007.

Financing activities.  Financing activity inflows consist of cash provided by borrowings under our long-term bank debt, sales of stock under our employee stock purchase plan and the exercise of employee stock options.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $440,000 for the three months ended March 31, 2008, compared to $1.5 million for the three months ended March 31, 2007.  Our financing activity outflows typically consist of cash used for the repayment of borrowings and the purchase of treasury stock.  We purchased $4.1 million of treasury stock during the three months ended March 31, 2008, compared to $5.3 million during the three months ended March 31, 2007.  At March 31, 2008, we had authorization for the repurchase of an additional $9.6 million of our common stock under our current repurchase plan.  We may continue to use cash to repurchase our common stock (subject to limitations under our new Revolving Credit Facility discussed below).  Additionally, we used cash of $59.0 million to retire some of our Debentures in 2008.  We may continue to voluntarily repurchase our Debentures if we can obtain them at favorable prices.  In addition, in December 2008 we may be required to repurchase the remaining Debentures (see below).

Revolving Credit Facility — On February 11, 2008, we entered into a $200 million Revolving Credit Facility, with several financial institutions as lenders and Wells Fargo as administrative agent.  The Revolving Credit Facility replaced our previous $60 million bank line of credit and refinanced all amounts outstanding thereunder.  The credit available under the Revolving Credit Facility can be used for our working capital and general corporate purposes, including the repurchase of our convertible senior subordinated debentures (“Debentures”).  Substantially all of our assets secure the Revolving Credit Facility.

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

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At March 31, 2008, our weighted average interest rate on our outstanding borrowings was 5.00%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Revolving Credit Facility also contains certain financial covenants, including a maximum consolidated total leverage ratio (Total Debt divided by EBITDA) of 3.25 to 1.00, a maximum senior leverage ratio (Total Debt excluding Debentures divided by EBITDA) of 1.50 to 1.00, a minimum interest coverage ratio (net income plus net interest expense (“EBIT”) divided by interest expense) of 3.50 to 1.00 and a minimum liquidity percentage (Total Liquidity divided by outstanding Debentures) of 100% to 115%.  We are required to be in compliance with the financial covenants at the end of each quarter.  We were in compliance with these financial covenants as of March 31, 2008.  Certain elements of these ratios are defined below:

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

Convertible Senior Subordinated Debentures - In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Convertible Senior Subordinated Debentures due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  As of March 31, 2008, we had repurchased and retired $84.0 million of our Debentures, leaving $91.0 million outstanding.  We paid $59.0 million for repurchases completed during the three months ended March 31, 2008, resulting in a gain, net of accelerated debt issuance costs of $1.7 million.  Additionally, during April 2008, we repurchased and retired another $10.0 million of our Debentures, leaving $81.0 million outstanding.

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

Debenture holders may also require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and market interest rates, we expect that we will be required to repurchase most or all of the remaining Debentures on December 15, 2008.  We may voluntarily continue to repurchase more of the Debentures prior to December 15, 2008.  We believe our new Revolving Credit Facility (mentioned above) and our expected cash flow will provide sufficient available resources to cover the payment of any Debentures that we will have to settle in 2008.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” which changes accounting for business acquisitions.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration), exclude transaction costs from acquisition accounting, and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  For CIBER, SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  We are currently evaluating the future impact and required disclosures of this standard.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities.  Companies are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  We are currently evaluating the disclosure requirements of this standard.

Proposed New Accounting Pronouncement

In August 2007, the Financial Accounting Standards Board (“FASB”) proposed FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash (Including Partial Cash Settlement) upon Conversion.”  The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  Following the FASB meeting on March 26, 2008, a final draft of the FSP is anticipated shortly and is expected to be substantially similar to the original proposal, with some additional disclosure requirements that were not included in the original proposal.  The final FSP will be effective for fiscal years beginning after December 15, 2008, will not permit early application and will require retrospective application to all periods presented.  This FSP will change the accounting treatment for our Debentures.  Although we anticipate that most or all of our remaining Debentures will be required to be repurchased prior to the adoption of this FSP on January 1, 2009, our financial statements covering past periods (including the current fiscal year) will be impacted as a result of the required retrospective application.  Financial statements for future periods may also be impacted to the extent that any of the Debentures remain outstanding on January 1, 2009.  We will continue to evaluate the impact of the FSP on our consolidated financial statements in anticipation of the release of the final FSP.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge.  At March 31, 2008, we had net investment hedges in both Great Britain Pounds (“GBP”) and in Euros.  As of March 31, 2008, the GBP investment hedges had a notional amount of $20.2 million and a weighted average exchange rate of 0.4950 GBP for each United States dollar (“USD”).  A 10% change in the value of the USD against the GBP would result in approximately a $2.0 million change in the value of our hedge instruments.  As of

March 31, 2008, the Euro investment hedges had a notional amount of $83.4 million and a weighted average exchange rate of 0.7197 Euros for each USD.  A 10% change in the value of the USD against the Euro would result in approximately an $8.3 million change in the value of our hedge instruments.  The hedges mature at varying dates up to September 2009.  The combined fair value of these net investment hedges at March 31, 2008, was a loss of approximately $11.3 million.

During the three months ended March 31, 2008, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2007, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of March 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities – None

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended March 31, 2008.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

January 2008	565,000	$5.21	565,000	$688,056
February 2008	175,000	4.80	175,000	9,848,153
March 2008	60,000	4.70	60,000	9,566,017
Total	800,000	$5.08	800,000

(1) Calendar month

(2) As of end of month indicated

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 21.7 million shares for a total cost of $187.2 million, and that has been amended from time to time by our Board of Directors.  Under the most recent authorization in February 2008, approximately $9.6 million remained available at March 31, 2008 (see above table).

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

CIBER, INC.

(Registrant)

Date:	April 30, 2008	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	April 30, 2008	By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Chief Financial Officer, Executive Vice President and Treasurer