Form 10-K/A
period 2007-12-31
CIBER INC
filed 2008-05-30
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

CIBER, Inc.

Form 10-K

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed on March 6, 2008 (the “Form 10-K”), solely to correct inadvertent typographical errors in the Consolidated Statement of Cash Flows relating to 2005 and 2006.  For 2005, payments on long-term bank debt was changed from $365.8 million to $368.0 million. For 2006, borrowings on long-term bank debt was changed from $375.2 million to $385.8 million and payments on long-term bank debt was changed from $405.9 million to $409.7 million.  In addition, the registrant’s principal executive officer and principal financial officer are providing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.  The exhibit section has also been revised to include an updated Independent Registered Public Accounting Firm’s Consent.  Except as described above, no other changes have been made to the Form 10-K.

For the convenience of the reader, this Amendment sets forth the entire Form 10-K which was prepared as of December 31, 2007, as amended, but does not reflect events that have occurred after the original filing of the Form 10-K on March 6, 2008, and does not update the disclosures in the Form 10-K in any way except as specifically described in this Explanatory Note.

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

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2006	2007
Operating activities:
Net income	$24,707	$24,735	$29,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,486	12,187	11,872
Amortization of intangible assets	5,958	5,930	5,820
Deferred income tax expense	6,780	5,590	5,505
Provision for doubtful receivables	834	3,129	831
Share-based compensation expense	179	1,519	2,607
Other, net	2,101	207	2,669
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,412)	(11,246)	(32,318)
Other current and long-term assets	(1,035)	(6,273)	(2,110)
Accounts payable	5,076	8,235	(7,166)
Accrued compensation and related liabilities	(438)	(2,497)	8,423
Other accrued expenses and liabilities	(2,859)	(2,452)	(3,970)
Income taxes payable/refundable	(5,591)	5,741	1,487
Net cash provided by operating activities	35,786	44,805	22,676

Investing activities:
Acquisitions, net of cash acquired	(9,641)	(9,854)	(22,342)
Purchases of property and equipment, net	(10,757)	(10,579)	(13,172)
Proceeds from sale of property and equipment	—	—	1,864
Capitalized software development costs	(2,514)	(878)	—
Other, net	579	280	—
Net cash used in investing activities	(22,333)	(21,031)	(33,650)

Financing activities:
Borrowings on long-term bank debt	359,758	385,771	378,965
Payments on long-term bank debt	(368,024)	(409,692)	(340,694)
Retirement of debentures	—	—	(22,113)
Employee stock purchases and options exercised	5,701	4,919	5,629
Purchases of treasury stock	(10,497)	(8,115)	(15,332)
Excess tax benefits from share-based compensation	—	222	323
Settlement of cross-currency interest rate swap	—	(6,112)	(339)
Other, net	280	16	(342)
Net cash provided by (used in) financing activities	(12,782)	(32,991)	6,097
Effect of foreign exchange rate changes on cash and cash equivalents	(4,456)	1,875	3,275
Net decrease in cash and cash equivalents	(3,785)	(7,342)	(1,602)
Cash and cash equivalents, beginning of year	44,446	40,661	33,319
Cash and cash equivalents, end of year	$40,661	$33,319	$31,717

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

CIBER, Inc.

Date:	May 29, 2008	By:	/s/ Peter H. Cheesbrough

Peter H. Cheesbrough

Chief Financial Officer, Executive Vice President and Treasurer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	Rights Agreement, dated as of August 31, 1998, between CIBER, Inc. and UMB Bank, N. A.	8-K	001-13103	9/16/1998
4.3	Amendment to the Rights Agreement, dated as of February 18, 2003, between CIBER, Inc. and UMB Bank, N.A.	10-K	001-13103	3/27/2003
4.4	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee	8-K	001-13103	12/2/2003
4.5	Notice to Well Fargo Bank Minnesota, N.A., trustee regarding rights of Debenture holders	10-Q	001-13103	8/8/2005
10.1*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4*	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5*	Employment Agreement with Mac J. Slingerlend dated March 30, 2005	8-K	001-13103	4/1/2005
10.6*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.7*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.8*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.9*	CIBER, Inc. 2004 Incentive Plan	S-8	333-115951	5/27/2004
10.10*	Fourth revision to the CIBER, Inc. Salary Continuation Retirement Plan for Mac J. Slingerlend dated as of March 30, 2005	8-K	001-13103	4/1/2005
10.11	Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A. dated August 15, 2003	8-K	001-13103	8/20/2003
10.12	First Amendment to Amended and Restated Credit and Security Agreement by and between CIBER, Inc. and Wells Fargo Bank, N.A., dated March 31, 2004	10-Q	001-13103	5/3/2004
10.13	Second Amendment to Amended and Restated Credit and Security Agreement dated as of October 1, 2004 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	10/7/2004
10.14	Third Amendment to Amended and Restated Credit and Security Agreement dated as of March 31, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	4/1/2005
10.15	Fourth Amendment to Amended and Restated Credit and Security Agreement dated as of July 11, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	7/12/2005

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
10.16	Fifth Amendment to Amended and Restated Credit and Security Agreement dated as of December 20, 2005 between CIBER, Inc. and Wells Fargo Bank, N.A.	10-K	001-13103	2/28/2006
10.17	Sixth Amendment to Amended and Restated Credit and Security Agreement dated as of September 19, 2006 between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	9/22/2006
10.18	Seventh Amendment to Amended and Restated Credit and Security Agreement dates as of September 10, 2007, between CIBER, Inc. and Wells Fargo Bank, N.A.	8-K	001-13103	9/10/2007
10.19*	Employment agreement with Terje Laugerud dated January 1, 2003	10-K	001-13103	3/14/2005
10.20*	Description of Director Compensation	8-K	001-13103	5/4/2005
10.21	Promissory Note dated as of November 15, 2006 between CIBER, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	001-13103	11/21/2006
10.22	Installment Payment Agreement dated as of November 16, 2006 between CIBER, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	001-13103	11/21/2006
10.23*	Employment agreement with Marcia M. Kim dated April 23, 2007	10-Q	001-13103	5/7/2007
10.24*	Employment agreement with Peter Cheesbrough dated October 31, 2007	8-K/A	001-13103	11/2/2007
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