Form 10-Q
period 2008-06-30
CIBER INC
filed 2008-08-01
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

There were 59,909,528 shares of the registrant’s Common Stock outstanding as of June 30, 2008.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Consulting services	$251,272	$300,317	$496,230	$581,480
Other revenue	15,271	17,262	29,498	30,563
Total revenue	266,543	317,579	525,728	612,043

Cost of consulting services	184,611	218,176	364,489	423,296
Cost of other revenue	8,047	12,301	17,326	20,680
Selling, general and administrative expenses	57,759	68,045	113,739	132,536
Amortization of intangible assets	1,409	1,648	2,800	3,219
Operating income	14,717	17,409	27,374	32,312
Interest income	140	253	269	459
Interest expense	(1,796)	(2,990)	(3,718)	(5,523)
Other expense, net	(301)	(164)	(661)	(974)
Income before income taxes	12,760	14,508	23,264	26,274
Income tax expense	4,912	5,580	8,851	10,169
Net income	$7,848	$8,928	$14,413	$16,105

Earnings per share — basic	$0.13	$0.15	$0.23	$0.27

Earnings per share — diluted	$0.13	$0.15	$0.23	$0.27

Weighted average shares — basic	61,287	60,000	61,404	60,132

Weighted average shares — diluted	62,268	60,344	62,171	60,334

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	June 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$31,717	$38,721
Accounts receivable, net of allowances of $2,058 and $3,150, respectively	269,070	275,636
Prepaid expenses and other current assets	24,032	21,853
Deferred income taxes	9,384	11,194
Total current assets	334,203	347,404

Property and equipment, at cost	73,073	82,008
Less accumulated depreciation	(45,776)	(52,435)
Property and equipment, net	27,297	29,573

Goodwill	457,845	472,032
Other intangible assets, net	17,832	15,502
Deferred income taxes	853	1,282
Other assets	11,083	9,746
Total assets	$849,113	$875,539

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$9,108	$3,136
Accounts payable	35,538	38,626
Accrued compensation and related liabilities	54,837	56,850
Deferred revenue	20,682	23,650
Income taxes payable	5,447	5,831
Other accrued expenses and liabilities	32,811	43,790
Total current liabilities	158,423	171,883

Debentures	152,000	80,985
Long-term bank debt	49,810	109,124
Deferred income taxes	31,857	35,652
Total liabilities	392,090	397,644

Minority interest	2,464	4,400
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	272,000	273,464
Retained earnings	180,613	196,073
Accumulated other comprehensive income	30,583	36,532
Treasury stock, 3,958 and 4,795 shares, respectively, at cost	(29,284)	(33,221)
Total shareholders’ equity	454,559	473,495
Total liabilities and shareholders’ equity	$849,113	$875,539

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balances at January 1, 2008	64,705	$647	(3,958)	$(29,284)	$272,000	$180,613	$30,583	$454,559
Net income	—	—	—	—	—	16,105	—	16,105
Loss on net investment hedges, net of $2,449 tax	—	—	—	—	—	—	(3,996)	(3,996)
Foreign currency translation	—	—	—	—	—	—	9,945	9,945
Employee stock purchases and options exercised	—	—	248	1,768	(18)	(619)	—	1,131
Share-based compensation	—	—	15	104	1,482	(26)	—	1,560
Purchases of treasury stock	—	—	(1,100)	(5,809)	—	—	—	(5,809)
Balances at June 30, 2008	64,705	$647	(4,795)	$(33,221)	$273,464	$196,073	$36,532	$473,495

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Operating activities:
Net income	$14,413	$16,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,775	6,260
Amortization of intangible assets	2,800	3,219
Deferred income tax expense	2,914	3,834
Provision for (recovery of) doubtful receivables	(410)	1,620
Share-based compensation expense	1,337	1,560
Other, net	1,232	215
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,756)	(2,294)
Other current and long-term assets	(1,633)	1,599
Accounts payable	(15,039)	2,058
Accrued compensation and related liabilities	14	297
Other accrued expenses and liabilities	6,989	6,650
Income taxes payable/refundable	2,806	(175)
Net cash provided by operating activities	4,442	40,948

Investing activities:
Acquisitions, net of cash acquired	(1,465)	(7,267)
Purchases of property and equipment, net	(5,569)	(8,135)
Other	—	233
Net cash used in investing activities	(7,034)	(15,169)

Financing activities:
Borrowings on long-term bank debt	183,982	304,614
Payments on long-term bank debt	(187,845)	(251,490)
Retirement of debentures	—	(68,779)
Employee stock purchases and options exercised	3,415	1,131
Purchases of treasury stock	(8,592)	(5,809)
Excess tax benefits from share-based compensation	196	3
Other, net	—	(153)
Net cash used in financing activities	(8,844)	(20,483)
Effect of foreign exchange rate changes on cash and cash equivalents	454	1,708
Net increase (decrease) in cash and cash equivalents	(10,982)	7,004
Cash and cash equivalents, beginning of period	33,319	31,717
Cash and cash equivalents, end of period	$22,337	$38,721

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

Recently Issued Accounting Pronouncements – In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The FSP is effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented.  This FSP changes the accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”).  Although we anticipate that most or all of our remaining Debentures will be required to be repurchased prior to the adoption of this FSP on January 1, 2009, our financial statements covering past periods (including the current fiscal year) will be impacted as a result of the required retrospective application.  Financial statements for future periods may also be impacted to the extent that any of the Debentures remain outstanding on January 1, 2009.  We are currently evaluating the impact of the FSP on our consolidated financial statements.

Other Expense, Net – Other expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands)
Minority interest expense	$(318)	$(420)	$(554)	$(878)
Foreign exchange gains (losses), net	17	(65)	(108)	(2,044)
Gain on retirement of Debentures, net	—	200	—	1,866
Other, net	—	121	1	82
Other expense, net	$(301)	$(164)	$(661)	$(974)

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands, except per share amounts)
Numerator:
Net income as reported	$7,848	$8,928	$14,413	$16,105
Denominator:
Basic weighted average shares outstanding	61,287	60,000	61,404	60,132
Dilutive effect of employee stock options	981	344	767	202
Diluted weighted average shares outstanding	62,268	60,344	62,171	60,334

Earnings per share – basic	$0.13	$0.15	$0.23	$0.27
Earnings per share – diluted	$0.13	$0.15	$0.23	$0.27

Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.  The average number of anti-dilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 3,258,000 and 5,757,000 for the three months ended June 30, 2007 and 2008, respectively, and 3,948,000 and 6,608,000 for the six months ended June 30, 2007 and 2008, respectively.

(3) Acquisitions

On April 15, 2008, our Europe division acquired a Norwegian SAP consultancy for a total purchase price of approximately $6.5 million.  The results of the acquired operation have been included in our consolidated financial statements since the date of acquisition.  Approximately $4.8 million was paid during the current period and approximately $1.7 million is expected to be paid in the future.  In connection with the acquisition, we recorded goodwill of approximately $5.5 million and acquired other assets of $1.0 million.

Additionally, during the six months ended June 30, 2008, we purchased a minority shareholders’ interest in one of our European subsidiaries for a purchase price of approximately $2.8 million.

(4) Goodwill

Our goodwill is assigned to individual segments or divisions and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a division’s carrying amount is greater than its fair value.  As of June 30, 2008, we performed our annual impairment review by reporting units, which are the same as our business divisions, and determined that there was no impairment.

The changes in the carrying amount of goodwill are as follows:

	U.S. Commercial	Europe	State & Local Government	Federal	Enterprise Solutions	Total
	(In thousands)
Balance at January 1, 2008	$134,635	$152,359	$42,248	$74,264	$54,339	$457,845
Acquisitions	—	7,703	—	—	—	7,703
Other	266	51	—	—	—	317
Effect of foreign exchange rate changes	—	6,167	—	—	—	6,167
Balance at June 30, 2008	$134,901	$166,280	$42,248	$74,264	$54,339	$472,032

(5) Borrowings

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

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At June 30, 2008, our weighted average interest rate on our outstanding borrowings was 4.64%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

The Revolving Credit Facility contains certain financial covenants, including a maximum consolidated total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a minimum liquidity percentage.  We were in compliance with these financial covenants as of June 30, 2008.  The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.

The Revolving Credit Facility provides for the issuance of letters of credit and any outstanding letters of credit reduce the maximum available borrowings under the Revolving Credit Facility.  At June 30, 2008, we had approximately $1.0 million of outstanding letters of credit and borrowings of $106.8 million, leaving approximately $92.2 million of remaining borrowing availability under the Revolving Credit Facility.

Convertible Senior Subordinated Debentures — In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Debentures due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  As of June 30, 2008, we had repurchased and retired $94.0 million of our Debentures, leaving $81.0 million outstanding at June 30, 2008.  We paid $68.8 million for repurchases completed during the six months ended June 30, 2008, resulting in a gain, net of accelerated debt issuance costs, of $1.9 million.

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

(6) Financial Instruments

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

At June 30, 2008, we had net investment hedges in Euros with a notional amount of $76.0 million and a weighted average exchange rate of 0.7238 Euros for each U.S. dollar.  The fair value of our Euro hedges was a loss of $10.7 million at June 30, 2008.  The fair values of our net investment hedges are determined using observable market inputs.  The hedges mature at varying dates up to September 2009.

(7) Shareholder’s Equity

Repurchase Program — CIBER has had a common stock share repurchase program since 1999 that has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  Under the most recent authorization in February 2008, the Board approved an additional $10.0 million dollars for future repurchases of our common stock.  During the six months ended June 30, 2008, we repurchased 1.1 million shares of common stock at a cost of approximately $5.8 million.  At June 30, 2008, there was approximately $7.8 million remaining for future repurchases under this program.

Comprehensive Income — The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands)
Comprehensive income:
Net income	$7,848	$8,928	$14,413	$16,105
Gain (loss) on net investment hedges, net of tax	(594)	204	(875)	(3,996)
Foreign currency translation adjustments	4,004	(703)	5,806	9,945
Total comprehensive income	$11,258	$8,429	$19,344	$22,054

(8) Segment Information

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

The following presents financial information about our reporting segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands)
Total revenue:
U.S. Commercial	$90,647	$101,672	$182,533	$196,562
Europe	76,036	115,988	147,443	215,739
State & Local Government	35,432	36,943	70,920	74,965
Federal	34,005	33,252	68,152	65,285
Enterprise Solutions	31,442	31,542	58,644	63,002
Inter-segment	(1,019)	(1,818)	(1,964)	(3,510)
Total revenue	$266,543	$317,579	$525,728	$612,043

Income from operations:
U.S. Commercial	$7,148	$9,156	$15,022	$18,536
Europe	4,336	9,948	7,972	16,380
State & Local Government	3,634	3,726	7,203	6,936
Federal	3,275	2,957	5,828	4,390
Enterprise Solutions	3,689	197	5,681	1,844
Corporate expenses	(5,956)	(6,927)	(11,532)	(12,555)
Total	16,126	19,057	30,174	35,531
Amortization of intangibles	(1,409)	(1,648)	(2,800)	(3,219)
Operating income	$14,717	$17,409	$27,374	$32,312

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

Comparison of the Three Months Ended June 30, 2007 and 2008 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2007		2008
	(Dollars in thousands, except billing rate)
Consulting services	$251,272	94.3%	$300,317	94.6%
Other revenue	15,271	5.7	17,262	5.4
Total revenue	266,543	100.0	317,579	100.0

Gross profit — consulting services	66,661	26.5	82,141	27.4
Gross profit — other revenue	7,224	47.3	4,961	28.7
Gross profit — total	73,885	27.7	87,102	27.4

SG&A expenses	57,759	21.7	68,045	21.4

Operating income	14,717	5.5	17,409	5.5

Net income	$7,848	2.9%	$8,928	2.8%

Average hourly billing rate	$82		$89
Consultant utilization	86%		90%
Average billable headcount	7,155		7,445

Revenue.  Total revenue increased 19% for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, which was due to considerable growth in our Europe and U.S. Commercial divisions.  Additionally, as a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar was considerably weaker during the second quarter of 2008 against many currencies as compared to the same period of the prior year, resulting in favorable currency translation and greater reported U.S. dollar revenues in the current period.  Foreign currency rate changes resulted in approximately $14.5 million, or 5%, of additional reported revenue in 2008 over 2007.  Additionally, small acquisitions completed in both our Enterprise Solutions and Europe divisions in the past 10 months contributed incremental revenue of approximately $6.0 million, or 2%, to the current period results.

Revenue by segment/division was as follows:

	Three Months Ended June 30,
	2007	2008	% change
	(In thousands)
U.S. Commercial	$90,647	$101,672	12.2%
Europe	76,036	115,988	52.5
State & Local Government	35,432	36,943	4.3
Federal	34,005	33,252	(2.2)
Enterprise Solutions	31,442	31,542	0.3
Inter-segment	(1,019)	(1,818)	n/m
Total revenue	$266,543	$317,579	19.1%

n/m = not meaningful

•                  U.S. Commercial revenue increased over 12%, its highest rate of growth since 1999, compared to the same period of the prior year mainly due to several recent sizable contract wins, additional work on other existing contracts and improved productivity.  In 2008, we continue to strategize and build upon the initiatives and investments of 2007 to further our goal of gaining market share.

•                  Europe posted revenue resulting in another record quarter for this division, with its largest revenue quarter ever historically, as a follow up to the record-breaking first quarter of 2008.  These results were in part due to approximately $14.5 million related to favorable foreign currency fluctuations, as well as approximately $2.5 million of incremental revenue from several small acquisitions.  Excluding these items, our Europe division grew approximately 30% resulting from continued strong sales of SAP implementation services in almost all of our major operating territories, as well as many of our smaller territories.  Additionally, the Europe division had a significant hardware sale during the current quarter.  If the U.S. dollar were to strengthen against the Euro and the British Pound later this year, we would expect the current high level of growth in this division to be adversely impacted to some degree.

•                  State & Local Government revenue increased primarily due to increased volume with one of our largest clients.

•                  As compared to the same quarter of the prior year, Federal revenue declined mainly due to the expiration of one of our larger, long-term contracts that was subsequently awarded to a qualified small business.  CIBER has similarly lost several contracts in recent years because we do not qualify as a small business; therefore, we have been precluded from bidding on the renewal business.  We originally obtained these contracts through acquisitions of qualified small businesses that were originally awarded these contracts.  Additionally, we have been unsuccessful in replacing these expired contracts due in part, to a difficult governmental spending environment, illustrated by funding delays for IT initiatives.  Additionally, the Federal division continues to focus on obtaining appropriate government certifications that allow us to bid on large projects as a prime contractor.  This process, which started in mid-2007, ultimately will entail the approval of twelve different business systems.  Thus far in 2008, we have received certification related to two of our twelve business systems and another audit is scheduled for the second half of 2008.  We believe these certifications will increase our growth opportunities as we will be able to compete for additional large government contracts.

•                  Revenue in our Enterprise Solutions division was relatively flat between the comparative quarters, related to improvements in consulting services revenues offset by a decrease in our Technology Solutions group.  Some of the improved consulting services revenue is due to incremental revenue from an acquisition completed in September 2007, but our Oracle group also showed improved results.  For our Technology Solutions group, which receives commissions on the sale of IBM products, sales were slower than the same period of the prior year, and the prior year’s comparative quarter represented one of our best ever for this group.  We believe this continued slowness is due to a combination of IBM product life-cycle issues, as well as economic-related issues.

Gross Profit.  Gross profit margin on services revenue improved 90 basis points primarily due to a strong improvement in our U.S. Commercial division related to the pursuit of higher-margin business and improved productivity, as well as a slight increase in Europe’s gross profit margin on services, related to increased productivity.  Our U.S. Commercial and Europe divisions are our largest segments; therefore, changes in their margins tend to greatly dictate our consolidated margin results.  Additionally, our Enterprise Solutions division had several large projects that were completed or nearing completion during the current quarter, which precluded further expansion of its services margin.  Gross profit margin on other revenue incurred a considerable decline to 28.7% for the three months ended June 30, 2008, from 47.3% for the three months ended June 30, 2007, as decreased product commissions, coupled with increased sales of lower-margin hardware products contributed to the reduction of the blended gross margin percentage.  We have also seen our domestic and European margins squeezed by software manufacturers.  Overall, the above resulted in a 30 basis point decrease in total gross profit to 27.4% for the three months ended June 30, 2008, compared to 27.7% for the same period in 2007.

Selling, general and administrative.  As a percentage of revenue, SG&A expenses decreased 30 basis points to 21.4% for the three months ended June 30, 2008, compared to 21.7% for the three months ended June 30, 2007.  The key driver during the current quarter was Europe’s ability to reduce their SG&A expenses as a percentage of revenue while experiencing significant revenue growth.  Europe’s efforts were partially offset by increased SG&A costs in our Federal division related to infrastructure investments made to further our ability to bid on large projects as a prime contractor and by increased SG&A costs in our Enterprise Solutions division for infrastructure costs from a small acquisition completed in September 2007 and increased costs related to sales and recruiting during the current period.

Operating income.  There was no change in operating income as a percentage of revenue for the current three months as compared to the same period of the prior year due to the 30 basis point decrease in overall gross profit offset by the 30 basis point improvement in SG&A costs as a percentage of revenue.

Operating income by segment/division was as follows:

	Three Months Ended June 30,		%	2007 % of	2008 % of
	2007	2008	change	revenue*	revenue*
	(In thousands)
U.S. Commercial	$7,148	$9,156	28.1%	7.9%	9.0%
Europe	4,336	9,948	129.4	5.7	8.6
State & Local Government	3,634	3,726	2.5	10.3	10.1
Federal	3,275	2,957	(9.7)	9.6	8.9
Enterprise Solutions	3,689	197	(94.7)	11.7	0.6
Corporate expenses	(5,956)	(6,927)	16.3	(2.2)	(2.2)
Total	16,126	19,057	18.2%	6.0	6.0
Amortization of intangibles	(1,409)	(1,648)		(0.5)	(0.5)
Operating income	$14,717	$17,409		5.5%	5.5%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue.

•                  The U.S. Commercial division’s operating income percentage increased mainly due to the improvement in gross profit margin on services revenue, with a modest reduction in SG&A expenses as a percentage of revenue, as well.

•                  Europe operating income improved primarily due to a reduction in SG&A expenses as a percentage of revenue that was achieved by keeping SG&A costs down in a time of significant revenue growth.  The improvement in SG&A as a percentage of revenue was partially offset by the gross profit margin decrease on other revenue mentioned above.

•                  The State & Local Government division’s operating income percentage decreased 20 basis points as an improvement in consulting services gross margin was outweighed by increased SG&A expenses due to salaries related to delivery infrastructure enhancements and increased recruiting costs.

•                  Federal operating income decreased because increased SG&A expenses in the current period for operations infrastructure enhancements related to obtaining certifications for prime contractor bidding status more than offset the improvement in this division’s consulting services margins.

•                  Enterprise Solution’s operating income was essentially eliminated in the current quarter due to several projects that were nearing completion, combined with slower hardware sales and increased SG&A costs.

•                  As a percentage of revenue corporate expenses were flat between the periods, but the actual dollars expensed during the current quarter were higher as a result of increases in the bad debt provision and various employee-related costs.

Interest expense.  Interest expense increased $1.2 million during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily resulting from higher-cost borrowings under our new senior secured reducing revolving credit facility (“Revolving Credit Facility”) that have been utilized to fund the recent repurchases of our lower-cost convertible senior subordinated debentures (“Debentures”).

Other expense, net.  Other expense, net was $164,000 for the three months ended June 30, 2008, compared to other expense, net of $301,000 for the similar period in 2007.  The improvement was primarily due to a $200,000 gain on the retirement of our Debentures in the current quarter.

Income taxes.  Our effective tax rate was 38.5% for both three month periods ended June 30, 2008 and 2007.  Our 2008 domestic tax rate has been negatively impacted by the expiration of the U.S. Federal Research and

Experimentation tax credit on December 31, 2007.  However, for the current quarter, Europe contributed more than half of our total net income before taxes, as compared to 25% during the same period of the prior year which, due to lower statutory rates in several of our European territories, as well as current period profitability in several previously unprofitable countries, has managed to effectively offset the negative impact from the loss of the R&E credit.  Although we expect the lower European tax rate to continue throughout 2008, actual results could vary if the mix of profit shifts between countries.

Comparison of the Six Months Ended June 30, 2007 and 2008 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2007		2008
	(Dollars in thousands, except billing rate)
Consulting services	$496,230	94.4%	$581,480	95.0%
Other revenue	29,498	5.6	30,563	5.0
Total revenue	525,728	100.0	612,043	100.0

Gross profit — consulting services	131,741	26.5	158,184	27.2
Gross profit — other revenue	12,172	41.3	9,883	32.3
Gross profit — total	143,913	27.4	168,067	27.5

SG&A expenses	113,739	21.6	132,536	21.7

Operating income	27,374	5.2	32,312	5.3

Net income	$14,413	2.7%	$16,105	2.6%

Average hourly billing rate	$82		$88
Consultant utilization	85%		89%
Average billable headcount	7,175		7,400

Revenue.  Total revenue increased 16% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  As a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar further weakened in the first half of 2008 against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues.  Foreign currency rate changes resulted in approximately $26.7 million, or 5%, of additional reported revenue in 2008 over 2007.  Additionally, small acquisitions completed in both our Enterprise Solutions and Europe divisions in the past 10 months contributed incremental revenue of approximately $12.0 million, or 2%, to the current six month results. Excluding the favorable currency translation effects and the incremental revenue from acquisitions, our total revenue increased 9% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to increased SAP software-related services in Europe, as well as increased consulting services revenue in our U.S. Commercial division.

Revenue by segment/division was as follows:

	Six Months Ended June 30,
	2007	2008	% change
	(In thousands)
U.S. Commercial	$182,533	$196,562	7.7%
Europe	147,443	215,739	46.3
State & Local Government	70,920	74,965	5.7
Federal	68,152	65,285	(4.2)
Enterprise Solutions	58,644	63,002	7.4
Inter-segment	(1,964)	(3,510)	n/m
Total revenue	$525,728	$612,043	16.4%

n/m = not meaningful

•                  As mentioned in the three month discussion above, U.S. Commercial revenue increased over the same period of the prior year mainly due to several sizable contract wins, additional work on other existing contracts and improved productivity.

•                  Europe’s first two quarters of 2008 have represented its largest revenue quarters ever historically.  These results were in part due to approximately $26.7 million related to favorable foreign currency fluctuations, as well as approximately $4.5 million of incremental revenue from several small acquisitions in late 2007 and the first half of 2008.  Excluding these items, our Europe division grew approximately 25% resulting from continued strong sales of SAP implementation services in almost all of our major operating territories, as well as many of our smaller territories.

•                  State & Local Government revenue growth was driven by increased volumes at one of our largest clients, as well as additional revenue from several new project starts during the first half of 2008.

•                  As previously mentioned in our three month comparative discussion, Federal revenue declined due to the expiration of one of our larger, long-term contracts that was subsequently awarded to a qualified small business.  On a positive note, Federal revenue in the three months ended June 30, 2008, did improve over the three months ended March 31, 2008, and we believe that a growing pipeline for our harbor security product, as well as our efforts to obtain prime-contractor bidding status, will open up additional opportunities.

•                  Most of the revenue growth in our Enterprise Solutions division was related to incremental revenue from an acquisition completed in September 2007.  Additionally, our commissions on the sale of IBM products have been slower in the first half of the current year as compared to the same period of the prior year.

Gross Profit.  In total, our gross profit margin improved 10 basis points to 27.5% for the six months ended June 30, 2008, compared to 27.4% for the same period in 2007.  Gross profit margin on consulting services revenue, which grew by 70 basis points, accounted for most of the increase.  Strong consulting services margin improvements in our U.S. Commercial, State & Local Government and Federal divisions were responsible.  An increased focus on pursuing higher-margin business, project pricing and improving delivery has helped to achieve these results.  Europe experienced a decrease in its services gross profit margin in the current six months as did Enterprise Solutions, with Enterprise Solutions’ decrease related to several large projects that were completed or nearing completion during the first half of 2008.  Current year margins on other revenue have declined significantly to 32.3% from 41.3% for the same period of the prior year related to profit margins being squeezed by software manufacturers.  Our U.S. Commercial and Europe divisions are our largest segments; therefore, changes in their margins tend to greatly dictate our consolidated margin results and for the six months ended June 30, 2008, margin gains in our U.S. Commercial division were offset by Europe’s gross margin decreases in both services and other revenue, essentially holding total gross profit margin consistent with the prior year.

Selling, general and administrative.  As a percentage of revenue, SG&A expenses increased 10 basis points to 21.7% for the six months ended June 30, 2008, compared to 21.6% for the six months ended June 30, 2007.  A significant reduction in this percentage in Europe as mentioned in the three month discussion above, was more than offset by increases in our Federal and Enterprise Solutions divisions related to investments made to secure prime contractor bidding status and infrastructure costs associated with a small acquisition completed in September 2007, respectively.

Operating income.  Operating income improved 10 basis points to 5.3% for the six months ended June 30, 2008, compared to 5.2% for the six months ended June 30, 2007.

Operating income by segment/division was as follows:

	Six Months Ended June 30,		%	2007 % of	2008 % of
	2007	2008	change	revenue*	revenue*
	(In thousands)
U.S. Commercial	$15,022	$18,536	23.4%	8.2%	9.4%
Europe	7,972	16,380	105.5	5.4	7.6
State & Local Government	7,203	6,936	(3.7)	10.2	9.3
Federal	5,828	4,390	(24.7)	8.6	6.7
Enterprise Solutions	5,681	1,844	(67.5)	9.7	2.9
Corporate expenses	(11,532)	(12,555)	8.9	(2.2)	(2.1)
Total	30,174	35,531	17.8%	5.7	5.8
Amortization of intangibles	(2,800)	(3,219)		(0.5)	(0.5)
Operating income	$27,374	$32,312		5.2%	5.3%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue.

•                  The U.S. Commercial division’s operating income percentage increased due to the improvement in gross profit margin on services revenue, while holding SG&A expenses to only a slight increase as a percentage of revenue.

•                  Europe operating income improved primarily due to a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes.  The improvement in SG&A as a percentage of revenue was partially offset by decreased gross profit margins on both consulting services and other revenue.

•                  State & Local Government operating income decreased due to reduced profitability on certain fixed-price projects that are nearing completion, which was mostly incurred during the first quarter of 2008 as the second quarter operating income percentage was an improvement over the first quarter.  Additionally, increased SG&A costs related to salaries for delivery infrastructure enhancements and increased recruiting costs contributed to the decreased operating income.

•                  Federal operating income decreased because increased SG&A expenses for operations infrastructure enhancements related to obtaining certifications for prime contractor bidding status more than offset the improvement in this division’s consulting services margins.

•                  Enterprise Solutions operating income declined related to several large SAP projects that were completed or nearing completion by the end of the current period, slower hardware sales and reduced margins on remaining other revenue sales, combined with increased SG&A costs.

•                  Corporate expenses were higher as a result of increases in the bad debt provision and various employee-related costs although, as a percentage of revenue, corporate expenses actually declined slightly during the current six month period.

Interest expense.  Interest expense increased $1.8 million during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily resulting from higher-cost borrowings under our new Revolving Credit Facility that have been utilized to fund the recent repurchases of our lower-cost Debentures.

Other expense, net.  Other expense, net was $974,000 for the six months ended June 30, 2008, compared to other expense, net of $661,000 for the similar period in 2007.  In the current six months, net foreign exchange losses were almost entirely offset by a net gain on the retirement of our Debentures, leaving increased minority interest expense between the comparable periods as the remaining change in other expense.

Income taxes.  Our effective tax rates were 38.7% and 38.0% for the six months ended June 30, 2008 and 2007, respectively.  Our 2008 domestic tax rate has been negatively impacted by the expiration of the U.S. Federal Research and Experimentation tax credit on December 31, 2007.  However, for the current six months, Europe contributed approximately half of our total net income before taxes, as compared to 25% during the same period of the prior year, which due to lower statutory rates in several of our European territories, as well as current period profitability in several previously unprofitable countries, has helped to partially offset the negative impact from the loss of the R&E credit.

Liquidity and Capital Resources

At June 30, 2008, we had $175.5 million of working capital and a current ratio of 2.0:1, compared to working capital of $175.8 million and a current ratio of 2.1:1 at December 31, 2007.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available Revolving Credit Facility will be sufficient to finance our working capital needs through at least the next year.

	Six Months Ended June 30,
	2007	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$4,442	$40,948
Investing activities	(7,034)	(15,169)
Financing activities	(8,844)	(20,483)
Effect of foreign exchange rates on cash	454	1,708
Net increase (decrease) in cash and cash equivalents	$(10,982)	$7,004

Our balance of cash and cash equivalents increased $7.0 million to $38.7 million at June 30, 2008, compared to a balance of $31.7 million at December 31, 2007.  Typically, most of our cash balance is maintained by our European subsidiaries and our domestic cash balances are used daily to reduce the outstanding balance on our Revolving Credit Facility.

Operating activities.  Total accounts receivable increased $6.5 million to $275.6 million at June 30, 2008, from $269.1 million at December 31, 2007, primarily due to increased revenue in Europe.  Total accounts receivable day’s sales outstanding (“DSO”) was 72 days at June 30, 2008, a six day improvement compared to 78 days at December 31, 2007.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable balance from the City of New Orleans (the “City”) was $10 million at June 30, 2008, down from $17 million at December 31, 2007.  Of our outstanding receivable balance from the City at June 30, 2008, approximately $4 million is related to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and FEMA on the remaining balance.  In addition, we continue to provide a variety of services to the City and based on our communications with the City, we believe we will be able to collect the balance in full.

Accrued compensation and related liabilities increased slightly to $56.9 million at June 30, 2008, from $54.8 million at December 31, 2007, primarily due to increased payroll levels.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At both June 30, 2008 and December 31, 2007, there were 6 days of accrued domestic unpaid wages.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Accounts payable and other accrued expenses and liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Other accrued expenses and liabilities increased $11.0 million to $43.8 million at June 30, 2008, from $32.8 million at December 31, 2007.  This was the result of nearly equal increases in accrued liabilities in both the U.S. and Europe.  The change in accrued liabilities in the U.S. was due to an increase in the unrealized loss on our net investment hedges to $10.7 million at June 30, 2008, from $4.4 million at December 31, 2007.  The current fair value of our net investment hedges that mature in September 2008 is a loss of $6.0 million.  The change in accrued liabilities in Europe was primarily related to increases in expenses such as sales taxes, subcontractor expenses, and other expenses that have increased as a result of significantly higher revenues in Europe, as well as accrued costs related to the set-up and operation of a new data center in Europe.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used approximately $7.3 million for acquisitions during the six months ended June 30, 2008, compared to approximately $1.5 million during the same period of the prior year.  Spending on property and equipment increased to approximately $8.1 million during the six months ended June 30, 2008, from $5.6 million for the six months ended June 30, 2007.  This increase was primarily related to purchases made for client project-related assets.

Financing activities.  Typically, our most significant financing activities consist of the gross borrowings and repayments on our long-term bank debt.  During the six months ended June 30, 2008, we had net borrowings of $53.1 million, compared to net payments of $3.9 million for the six months ended June 30, 2007.  The net borrowings in 2008 have primarily been used to retire some of our Debentures.  During the first six months of 2008, we have used $68.8 million of cash for this purpose.  Additional financing activity inflows consist of sales of stock under our employee stock purchase plan and the exercise of employee stock options.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $1.1 million for the six months ended June 30, 2008, compared to $3.4 million for the six months ended June 30, 2007.  In addition to payments on our long-term bank debt, our other primary financing activity outflow typically includes the purchase of treasury stock.  We purchased $5.8 million of treasury stock during the six months ended June 30, 2008, compared to $8.6 million during the six months ended June 30, 2007.  At June 30, 2008, we had authorization for the repurchase of an additional $7.8 million of our common stock under our current repurchase plan.  We may continue to use cash to repurchase our common stock (subject to limitations under our new Revolving Credit Facility discussed below).  We may also continue to voluntarily repurchase our Debentures if we can obtain them at favorable prices.  In December 2008 we may be required to repurchase the remaining Debentures (see below).

Revolving Credit Facility — On February 11, 2008, we entered into a $200 million Revolving Credit Facility, with several financial institutions as lenders and Wells Fargo as administrative agent.  The Revolving Credit Facility replaced our previous $60 million bank line of credit and refinanced all amounts outstanding thereunder.  The credit available under the Revolving Credit Facility can be used for our working capital and general corporate purposes, including the repurchase of our Debentures.  Substantially all of our assets secure the Revolving Credit Facility.

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

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At June 30, 2008, our weighted average interest rate on our outstanding borrowings was 4.64%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

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

We are required to be in compliance with the financial covenants at the end of each calendar quarter.  We were in compliance with these financial covenants as of June 30, 2008.  Certain elements of these ratios are defined below:

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

Convertible Senior Subordinated Debentures - In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Convertible Senior Subordinated Debentures due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  As of June 30, 2008, we had repurchased and retired $94.0 million of our Debentures, leaving $81.0 million outstanding.  We paid $68.8 million for repurchases completed during the six months ended June 30, 2008, resulting in a gain, net of accelerated debt issuance costs, of $1.9 million.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008.  Companies are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  We are currently evaluating the disclosure requirements of this standard.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount must be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The FSP is effective for fiscal years beginning after December 15, 2008, will not permit early application, and will require retrospective application to all periods presented.  This FSP changes the accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”).  Although we anticipate that most or all of our remaining Debentures will be required to be repurchased prior to the adoption of this FSP on January 1, 2009, our financial statements covering past periods (including the current fiscal year) will be impacted as a result of the required retrospective application.  Financial statements for future periods may also be impacted to the extent that any of the Debentures remain outstanding on January 1, 2009.  We are currently evaluating the impact of the FSP on our consolidated financial statements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge.  At June 30, 2008, we had net investment hedges in Euros with a notional amount of $76.0 million and a weighted average exchange rate of 0.7238 Euros for each U.S. dollar(“USD”).  The fair value of our hedges was a loss of $10.7 million at June 30, 2008.  A 10% change in the value of the USD against the Euro would result in approximately a $7.6 million change in the value of our hedge instruments.  The hedges mature at varying dates up to September 2009.  The current fair value of our net investment hedges that mature in September 2008 is a loss of $6.0 million.

During the six months ended June 30, 2008, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2008, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.  Based on their evaluation as of June 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities – None.

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended June 30, 2008.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

April 2008	160,000	$5.03	160,000	$8,760,849
May 2008	75,000	6.70	75,000	8,258,432
June 2008	65,000	6.69	65,000	7,823,890
Total	300,000	$5.81	300,000

(1) Calendar month

(2) As of end of month indicated

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 22.0 million shares for a total cost of $188.9 million, and that has been amended from time to time by our Board of Directors.  Under the most recent authorization in February 2008, approximately $7.8 million remained available at June 30, 2008 (see above table).

Item 4. Submission of Matters of a Vote of Security Holders

At the Annual Meeting of Shareholders of CIBER, Inc. held on April 29, 2008, the following matters were voted upon with the results indicated below.

Election of three Class II Directors to serve as members of the Board of Directors for a term of three years, or until their successors have been duly elected and qualified.

	In Favor	Withheld
Mac J. Slingerlend	54,077,343	2,083,077
Dr. James C. Wetherbe	53,728,008	2,432,412
Stephen S. Kurtz	54,115,694	2,044,726

Approval of an increase in the number of shares authorized for issuance under the CIBER, Inc. 2004 Incentive Plan by 5,000,000 shares.

In Favor	Against	Abstain
40,973,748	6,611,142	1,666,108

Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors.

In Favor	Against	Abstain
56,014,738	119,813	25,868

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of CIBER, Inc. as adopted February 15, 2001	10-Q	001-13103	5/7/2001
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted February 18, 2003	10-K	001-13103	3/27/2003
3.4	Amendment to the Amended and Restated Bylaws of CIBER, Inc. as adopted May 3, 2005	8-K	001-13103	5/4/2005
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association.	8-A/A	001-13103	5/2/2008
4.3	Indenture, dated as of December 2, 2003, by and between CIBER, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee	8-K	001-13103	12/2/2003
4.4	Notice to Well Fargo Bank Minnesota, N.A., trustee regarding rights of Debenture holders	10-Q	001-13103	8/8/2005
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.

(Registrant)

Date:	July 31, 2008	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	July 31, 2008	By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Chief Financial Officer, Executive Vice President and Treasurer