Form 10-Q
period 2008-09-30
CIBER INC
filed 2008-10-31
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

There were 60,090,229 shares of the registrant’s Common Stock outstanding as of September 30, 2008.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Consulting services	$253,496	$286,004	$749,726	$867,484
Other revenue	12,241	13,962	41,739	44,525
Total revenue	265,737	299,966	791,465	912,009

Cost of consulting services	185,423	209,515	549,912	632,811
Cost of other revenue	7,533	8,170	24,859	28,850
Selling, general and administrative expenses	57,478	67,464	171,217	200,000
Amortization of intangible assets	1,456	1,604	4,256	4,823
Operating income	13,847	13,213	41,221	45,525
Interest income	151	268	420	727
Interest expense	(1,804)	(2,399)	(5,522)	(7,922)
Other income (expense), net	(494)	227	(1,155)	(747)
Income before income taxes	11,700	11,309	34,964	37,583
Income tax expense	4,234	3,432	13,085	13,601
Net income	$7,466	$7,877	$21,879	$23,982

Earnings per share — basic	$0.12	$0.13	$0.36	$0.40

Earnings per share — diluted	$0.12	$0.13	$0.35	$0.40

Weighted average shares — basic	61,042	60,032	61,283	60,098

Weighted average shares — diluted	61,820	60,791	62,054	60,485

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	September 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$31,717	$39,341
Accounts receivable, net of allowances of $2,058 and $4,981, respectively	269,070	260,034
Prepaid expenses and other current assets	24,032	21,878
Deferred income taxes	9,384	6,835
Total current assets	334,203	328,088

Property and equipment, at cost	73,073	82,315
Less accumulated depreciation	(45,776)	(54,731)
Property and equipment, net	27,297	27,584

Goodwill	457,845	456,944
Other intangible assets, net	17,832	13,092
Deferred income taxes	853	530
Other assets	11,083	10,703
Total assets	$849,113	$836,941

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$9,108	$2,512
Accounts payable	35,538	30,615
Accrued compensation and related liabilities	54,837	68,599
Deferred revenue	20,682	16,445
Income taxes payable	5,447	3,690
Deferred income taxes	—	173
Other accrued expenses and liabilities	32,811	31,269
Total current liabilities	158,423	153,303

Debentures	152,000	80,985
Long-term bank debt	49,810	98,542
Deferred income taxes	31,857	35,909
Total liabilities	392,090	368,739

Minority interest	2,464	4,083
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	272,000	274,545
Retained earnings	180,613	203,416
Accumulated other comprehensive income	30,583	17,463
Treasury stock, 3,958 and 4,615 shares, respectively, at cost	(29,284)	(31,952)
Total shareholders’ equity	454,559	464,119
Total liabilities and shareholders’ equity	$849,113	$836,941

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balances at January 1, 2008	64,705	$647	(3,958)	$(29,284)	$272,000	$180,613	$30,583	$454,559
Net income	—	—	—	—	—	23,982	—	23,982
Gain on net investment hedges, net of $27 tax	—	—	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	—	—	(13,165)	(13,165)
Employee stock purchases and options exercised	—	—	673	4,708	4	(1,153)	—	3,559
Tax benefit from exercise of stock options	—	—	—	—	121	—	—	121
Share-based compensation	—	—	20	143	2,420	(26)	—	2,537
Purchases of treasury stock	—	—	(1,350)	(7,519)	—	—	—	(7,519)
Balances at September 30, 2008	64,705	$647	(4,615)	$(31,952)	$274,545	$203,416	$17,463	$464,119

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Operating activities:
Net income	$21,879	$23,982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,736	9,513
Amortization of intangible assets	4,256	4,823
Deferred income tax expense	2,886	4,902
Provision for doubtful receivables	603	3,670
Share-based compensation expense	1,967	2,537
Other, net	2,240	909
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,116)	2,457
Other current and long-term assets	(3,268)	(1,469)
Accounts payable	(14,545)	(4,297)
Accrued compensation and related liabilities	9,655	15,167
Other accrued expenses and liabilities	1,367	953
Income taxes payable/refundable	4,454	(391)
Net cash provided by operating activities	23,114	62,756

Investing activities:
Acquisitions, net of cash acquired	(17,316)	(7,790)
Purchases of property and equipment, net	(8,631)	(10,837)
Proceeds from sale of property and equipment	1,864	—
Other	—	233
Net cash used in investing activities	(24,083)	(18,394)

Financing activities:
Borrowings on long-term bank debt	253,240	387,952
Payments on long-term bank debt	(248,381)	(345,797)
Retirement of debentures	—	(68,779)
Employee stock purchases and options exercised	4,912	3,559
Purchases of treasury stock	(11,845)	(7,519)
Excess tax benefits from share-based compensation	290	148
Settlement of cross-currency interest rate swaps	(339)	(4,459)
Other, net	149	(4)
Net cash used in financing activities	(1,974)	(34,899)
Effect of foreign exchange rate changes on cash and cash equivalents	1,653	(1,839)
Net increase (decrease) in cash and cash equivalents	(1,290)	7,624
Cash and cash equivalents, beginning of period	33,319	31,717
Cash and cash equivalents, end of period	$32,029	$39,341

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

Recently Issued Accounting Pronouncements — In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and an equity component.  The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  The FSP is effective for fiscal years beginning after December 15, 2008, will not permit early application and will require retrospective application to all periods presented.  This FSP changes the accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”).  Although we anticipate that most or all of our remaining Debentures will be required to be repurchased prior to the adoption of this FSP on January 1, 2009, our financial statements covering past periods (including the current fiscal year) will be impacted as a result of the required retrospective application.  Financial statements for future periods may also be impacted to the extent that any of the Debentures remain outstanding on January 1, 2009.  We are currently evaluating the impact of the FSP on our consolidated financial statements.

Other Income (Expense), Net — Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands)
Minority interest expense	$(563)	$(235)	$(1,117)	$(1,113)
Foreign exchange gains (losses), net	(209)	462	(317)	(1,582)
Gain from the sale of IBM staffing operation	271	—	271	—
Gain on retirement of Debentures, net	—	—	—	1,866
Other, net	7	—	8	82
Other income (expense), net	$(494)	$227	$(1,155)	$(747)

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands, except per share amounts)
Numerator:
Net income as reported	$7,466	$7,877	$21,879	$23,982
Denominator:
Basic weighted average shares outstanding	61,042	60,032	61,283	60,098
Dilutive effect of employee stock options	778	759	771	387
Diluted weighted average shares outstanding	61,820	60,791	62,054	60,485

Earnings per share – basic	$0.12	$0.13	$0.36	$0.40
Earnings per share – diluted	$0.12	$0.13	$0.35	$0.40

Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.  The approximate average number of anti-dilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 3,534,000 and 3,409,000 for the three months ended September 30, 2007 and 2008, respectively, and 3,783,000 and 5,542,000 for the nine months ended September 30, 2007 and 2008, respectively.

(3) Acquisitions

On April 15, 2008, our Europe division acquired a Norwegian SAP consultancy for a total purchase price of approximately $6.5 million.  The results of the acquired operation have been included in our consolidated financial statements since the date of acquisition.  Approximately $4.8 million was paid during the current year and approximately $1.7 million is expected to be paid in the future.  In connection with the acquisition, we recorded goodwill of approximately $5.5 million and acquired other net assets of $1.0 million.

Additionally, during the nine months ended September 30, 2008, we purchased a minority shareholders’ interest in one of our European subsidiaries for a purchase price of approximately $2.8 million.

(4) Goodwill

The changes in the carrying amount of goodwill are as follows:

	Commercial	Europe	State & Local Government	Federal Government	Enterprise Solutions	Total
	(In thousands)
Balance at January 1, 2008	$134,635	$152,359	$42,248	$74,264	$54,339	$457,845
Acquisitions	—	7,744	—	—	—	7,744
Other	748	51	—	—	—	799
Effect of foreign exchange rate changes	—	(9,444)	—	—	—	(9,444)
Balance at September 30, 2008	$135,383	$150,710	$42,248	$74,264	$54,339	$456,944

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

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At September 30, 2008, our weighted average interest rate on our outstanding borrowings was 4.42%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

The Revolving Credit Facility contains certain financial covenants, including a maximum consolidated total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a minimum liquidity percentage.  We were in compliance with these financial covenants as of September 30, 2008.  The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.

The Revolving Credit Facility provides for the issuance of letters of credit and any outstanding letters of credit reduce the maximum available borrowings under the Revolving Credit Facility.  At September 30, 2008, we had approximately $1.0 million of outstanding letters of credit and borrowings of $96.8 million, leaving approximately $102.2 million of remaining borrowing availability under the Revolving Credit Facility.

Convertible Senior Subordinated Debentures — In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Debentures due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  As of September 30, 2008, we had repurchased and retired $94.0 million of our Debentures, leaving $81.0 million outstanding at September 30, 2008.  We paid $68.8 million for repurchases completed during the nine months ended September 30, 2008, resulting in a gain, net of accelerated debt issuance costs, of $1.9 million.  Additionally, during October 2008 we repurchased and retired an additional $28.2 million of our Debentures, leaving $52.8 million outstanding.

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

Debenture holders may also require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and market interest rates, we expect that we will be required to repurchase most or all of the remaining Debentures on December 15, 2008.  As such, the Debentures would generally be considered to be a current liability instead of a long-term liability.  However, we have the intent and ability to use borrowings under our Revolving Credit Facility that matures on February 11, 2011, for any Debenture repurchases as they occur up to and including December 15, 2008.  Since the Revolving Credit Facility is long-term, we have continued to classify our Debentures as a long-term liability on our Consolidated Balance Sheets.

(6) Shareholder’s Equity

Repurchase Program — CIBER has had a common stock share repurchase program since 1999 that has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  Under the most recent authorization in February 2008, the Board approved an additional $10.0 million dollars for future repurchases of our common stock.  During the nine months ended September 30, 2008, we repurchased approximately 1.4 million shares of common stock at an approximate cost of $7.5 million.  At September 30, 2008, there was approximately $6.1 million remaining for future repurchases under this program.

Comprehensive Income (Loss) — The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands)
Comprehensive income (loss):
Net income	$7,466	$7,877	$21,879	$23,982
Gain (loss) on net investment hedges, net of tax	(1,631)	4,041	(2,506)	45
Foreign currency translation adjustments	8,743	(23,110)	14,549	(13,165)
Total comprehensive income (loss)	$14,578	$(11,192)	$33,922	$10,862

(7) Segment Information

Our reportable segments are our five operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  They consist of our Europe division, which includes Eastern Asia, Australia and New Zealand, and our four domestic divisions, which consist of Commercial, State & Local Government, Federal Government and Enterprise Solutions.  Our India-based operations are considered part of our Commercial division.

The following presents financial information about our reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands)
Total revenue:
Commercial	$91,687	$99,797	$274,221	$296,359
Europe	76,326	105,406	223,769	321,145
State & Local Government	34,050	35,034	104,970	109,999
Federal Government	34,150	31,387	102,302	96,672
Enterprise Solutions	30,968	30,069	89,612	93,071
Inter-segment	(1,444)	(1,727)	(3,409)	(5,237)
Total revenue	$265,737	$299,966	$791,465	$912,009

Income from operations:
Commercial	$6,891	$9,725	$21,913	$28,261
Europe	5,119	7,342	13,091	23,722
State & Local Government	2,584	3,123	9,787	10,059
Federal Government	3,017	2,762	8,845	7,152
Enterprise Solutions	3,090	(1,738)	8,771	106
Corporate expenses	(5,398)	(6,397)	(16,930)	(18,952)
Total	15,303	14,817	45,477	50,348
Amortization of intangibles	(1,456)	(1,604)	(4,256)	(4,823)
Operating income	$13,847	$13,213	$41,221	$45,525

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

Business Overview

CIBER provides information technology (“IT”) system integration consulting and other IT services primarily to governmental agencies and Fortune 1000 and middle market companies across most major industries.  From offices located throughout the United States and Europe, as well as Eastern Asia, Australia and New Zealand, we provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  To a lesser extent, we also resell certain IT hardware and software products.

Our reportable segments are our five operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  They consist of our Europe division, which includes Eastern Asia, Australia and New Zealand, and our four domestic divisions, which consist of Commercial, State & Local Government, Federal Government and Enterprise Solutions.  Our India-based operations are considered part of our Commercial division.  Our Europe division provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our Commercial, State & Local Government and Federal Government divisions comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a division based on their primary client focus category (Commercial, State & Local Government or Federal Government); however, they also may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our Enterprise Solutions division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) and supply chain management software from software vendors such as Oracle, SAP and Lawson for U.S. customers.

Comparison of the Three Months Ended September 30, 2007 and 2008 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2007		2008
	(Dollars in thousands, except billing rate)
Consulting services	$253,496	95.4%	$286,004	95.3%
Other revenue	12,241	4.6	13,962	4.7
Total revenue	265,737	100.0	299,966	100.0

Gross profit — consulting services	68,073	26.9	76,489	26.7
Gross profit — other revenue	4,708	38.5	5,792	41.5
Gross profit — total	72,781	27.4	82,281	27.4

Selling, general & administrative expenses	57,478	21.6	67,464	22.5

Operating income	13,847	5.2	13,213	4.4

Net income	$7,466	2.8%	$7,877	2.6%

Average hourly billing rate	$83		$89
Consultant utilization	84%		86%
Average billable headcount	7,170		7,420

Revenue.  Total revenue increased 13% for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, which was due to continued growth in our Europe and Commercial divisions.  Additionally, as a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  Although the U.S. dollar strengthened during the current quarter as compared to earlier quarters of 2008, the U.S. dollar was still weaker against many currencies during the third quarter of 2008 as compared to the same period of the prior year, resulting in favorable currency translation and greater reported U.S. dollar revenues in the current period.  Foreign currency rate changes resulted in approximately $6.6 million, or over 2%, of additional reported revenue in 2008 over 2007.  Additionally, small acquisitions completed in both our Enterprise Solutions and Europe divisions in the last 12 months contributed incremental revenue of approximately $4.5 million, or less than 2%, to the current period results.

Revenue by segment/division was as follows:

	Three Months Ended September 30,
	2007	2008	% change
	(In thousands)
Commercial	$91,687	$99,797	8.8%
Europe	76,326	105,406	38.1
State & Local Government	34,050	35,034	2.9
Federal Government	34,150	31,387	(8.1)
Enterprise Solutions	30,968	30,069	(2.9)
Inter-segment	(1,444)	(1,727)	n/m
Total revenue	$265,737	$299,966	12.9%

n/m = not meaningful

•      Commercial revenue increased 9% compared to the same period of the prior year mainly due to several sizable contract wins earlier in 2008, additional work on other existing contracts and improved productivity.

•      Europe’s results were in part due to approximately $6.6 million related to favorable foreign currency fluctuations, as well as approximately $2.0 million of incremental revenue from several small acquisitions.  Excluding these items, our Europe division grew approximately 27% resulting from continued strong sales of SAP implementation services in almost all of our major operating territories, as well as many of our smaller territories.  The U.S. dollar began to strengthen against the Euro and the British Pound during the current quarter and, as a result, we have seen the high level of growth in this division slow down somewhat compared to the previous quarter of the current year.  If the strengthening of the U.S. dollar continues, we expect this division to be adversely affected by the U.S. dollar translation impact.

•      State & Local Government revenue increased primarily due to increased volume with one of our largest clients, but this growth was partially offset by a loss of revenue related to the completion of the Pennsylvania Turnpike project, some of which should be offset in the future by a recently awarded maintenance agreement for the Pennsylvania Turnpike Commission.

•      As compared to the same quarter of the prior year, Federal Government revenue declined mainly due to the expiration of one of our larger, long-term contracts that was subsequently awarded to a qualified small business.  CIBER has similarly lost several contracts in recent years because we do not qualify as a small business; therefore, we have been precluded from bidding on the renewal business.  We initially obtained these contracts through acquisitions of qualified small businesses that were originally awarded these contracts.  Additionally, although we have submitted proposals on a number of projects, the current environment is permeated with a slow down or absence of decisions regarding projects starts, most likely related to the upcoming election, and thus, we have been unsuccessful in replacing our expired contracts.  The division remains focused on obtaining appropriate government certifications that allow us to bid on large projects as a prime contractor.  This process, which started in mid-2007, ultimately will entail the approval of twelve different business systems.  Thus far in 2008, we have received certification related to two of our twelve business systems.  We believe these certifications will increase our growth opportunities as we will be able to compete for additional large government contracts.

•      Revenue in our Enterprise Solutions division was down 3% between the comparative quarters, related to a loss of revenue on two large, completed SAP projects, which was partially offset by improved revenues from Oracle and Lawson projects, as well as an increase in our Technology Solutions group, which receives commissions on the sale of IBM products.  Additionally, the division’s revenue reflects approximately $2.5 million of incremental revenue from an acquisition completed in September 2007.

Gross profit.  Gross profit margin on services revenue decreased 20 basis points despite healthy service margin increases in our State & Local Government, Commercial and Federal Government divisions.  The decrease was primarily due to our underperforming Enterprise Solutions division, which had overruns on a fixed-price SAP project, as well as two large, completed SAP projects that we have not yet successfully replaced, therefore negatively affecting the divisions’ consultant utilization.  Additionally, our Europe division incurred a sizable decrease in its gross profit margin on services revenue due to increased direct salary costs that have not been fully recovered through increased billing rates, as well as a decrease in consultant utilization.  Gross profit margin on other revenue improved to 41.5% for the three months ended September 30, 2008, from 38.5% for the three months ended September 30, 2007, as a result of increased product commissions in our Technology Solutions group, which is part of our Enterprise Solutions division.  Overall, the above resulted in no change to our total gross profit margin between the comparative quarters.

Selling, general and administrative expenses.  Close to 60% of our overall selling, general and administrative (“SG&A”) expenses are typically for personnel costs for our branch office personnel, which includes our branch management, consulting staff management, sales and recruiting personnel and administrative staff, as well as our corporate office support staff and management personnel.  Although these costs are not immediately affected by changes in revenue, there is often a relatively short-term correlation between these SG&A salary expenses and revenue.  Additionally, as we bid on larger and longer projects, the sales cycle and related sales costs have been increasing.  Finally, our European SG&A costs, like their revenues, are also subject to changes in currency exchange-rates.  As a result of the above, we analyze changes in our SG&A expenses in terms of the relationship between these costs and revenue (expressed as a percentage of revenue) rather than total dollars or percentage change in the total dollars.

As a percentage of revenue, SG&A expenses increased 90 basis points to 22.5% for the three months ended September 30, 2008, compared to 21.6% for the three months ended September 30, 2007.  Increased costs in the Enterprise Solutions, State & Local Government, and Federal Government divisions were primarily responsible, as well as an increase in corporate costs.  As a percentage of revenue, the Enterprise Solutions division’s SG&A costs increased considerably due to infrastructure costs from the September 2007 acquisition, increased SAP sales costs on a much lower level of revenue, as well as an increased bad debt provision resulting from a client bankruptcy.  The State & Local Government and Federal Government divisions’ SG&A costs increased due to infrastructure investments made to establish a new practice in an existing office and costs incurred to further our ability to bid on large projects as a prime contractor, respectively.  Corporate expenses were approximately $1.0 million higher in the current quarter due to increased 401(k) and share-based compensation expenses.  All of the above were partially offset by Europe’s ability to keep their SG&A expenses well below levels incurred in the third quarter of 2007, despite experiencing significant revenue growth and increased bad debt costs during the current quarter, and by a reduction in the Commercial division’s SG&A costs as a percentage of revenue.

Operating income.  Operating income margin decreased 80 basis points to 4.4% for the three months ended September 30, 2008, compared to 5.2% for the three months ended September 30, 2007.  This was mainly due to increased SG&A costs as a percentage of revenue, mentioned previously.

Operating income by segment/division was as follows:

	Three Months Ended			2007	2008
	September 30,		%	% of	% of
	2007	2008	change	revenue*	revenue*
	(In thousands)
Commercial	$6,891	$9,725	41.1%	7.5%	9.7%
Europe	5,119	7,342	43.4	6.7	7.0
State & Local Government	2,584	3,123	20.9	7.6	8.9
Federal Government	3,017	2,762	(8.5)	8.8	8.8
Enterprise Solutions	3,090	(1,738)	(156.2)	10.0	(5.8)
Corporate expenses	(5,398)	(6,397)	18.5	(2.0)	(2.1)
Total	15,303	14,817	(3.2)%	5.8	4.9
Amortization of intangibles	(1,456)	(1,604)		(0.5)	(0.5)
Operating income	$13,847	$13,213		5.2%	4.4%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue.

•      The Commercial division’s operating income percentage increased 220 basis points mainly due to an improvement in gross profit margin on services revenue related to pursuing higher margin business, as well as a modest reduction in SG&A expenses as a percentage of revenue.

•      Europe’s operating income improved 30 basis points primarily due to a reduction in SG&A expenses as a percentage of revenue that was achieved by keeping SG&A costs down in a time of significant revenue growth.  The improvement in SG&A expenses as a percentage of revenue was partially offset by the gross profit margin decrease on services revenue mentioned above.

•      The State & Local Government division’s operating income percentage improved 130 basis points as a substantial improvement in consulting services gross margin related to negotiating higher margin business was partially offset by increased SG&A expenses due to investments in infrastructure.

•      Our Federal Government division’s operating income was flat between the comparative quarters as an improvement in gross profit margin on services revenue was offset by costs incurred to enhance operations infrastructure related to obtaining certifications for prime contractor bidding status.

•      Enterprise Solution’s operating loss in the current quarter was created by several large, completed SAP projects that have not yet been successfully replaced, therefore negatively impacting consultant utilization, as well as overruns on a fixed-price SAP project, coupled with increased SG&A costs.

•      As a percentage of revenue corporate expenses increased 10 basis points, or approximately $1.0 million, between the periods, as a result of increases in various employee-related costs.

Interest expense.  Interest expense increased almost $600,000 during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, primarily resulting from higher-cost borrowings under our senior secured reducing revolving credit facility (“Revolving Credit Facility”) that have been utilized to fund repurchases of our lower-cost convertible senior subordinated debentures (“Debentures”).

Other income (expense), net.  Other income, net was $227,000 for the three months ended September 30, 2008, compared to other expense, net of $494,000 for the similar period in 2007.  The improvement was primarily due to foreign exchange gains during the current quarter as compared to foreign exchange losses during the same period of 2007.

Income taxes.  Our effective tax rate decreased to 30.3% for the three months ended September 30, 2008, compared to 36.2% for the three months ended September 30, 2007, primarily due to a higher proportion of income being generated in lower tax jurisdictions.  Our Europe division tends to have a lower effective tax rate than our domestic operations, and in addition, in 2008 benefitted from lower statutory rates in several countries.  Europe contributed more than half of our total income before taxes, as compared to only 29% during the same period of the prior year.  Although we expect the lower European tax rate to continue throughout 2008, actual results could vary if the mix of profit shifts between countries.  Additionally, as we typically complete our tax returns for the prior year during the second half of the current year, our third and fourth quarter tax provisions usually reflect adjustments to true-up prior period estimates.  Such adjustments may be favorable or unfavorable.  Our 2008 and 2007 domestic effective tax rates were favorably affected by such adjustments; however, the 2008 adjustments made were not as favorable as last year.  In addition, certain other tax items are also recorded in the period in which they occur and thus impact our effective tax rate from period to period.

Comparison of the Nine Months Ended September 30, 2007 and 2008 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2007		2008
	(Dollars in thousands, except billing rate)
Consulting services	$749,726	94.7%	$867,484	95.1%
Other revenue	41,739	5.3	44,525	4.9
Total revenue	791,465	100.0	912,009	100.0

Gross profit — consulting services	199,814	26.7	234,673	27.1
Gross profit — other revenue	16,880	40.4	15,675	35.2
Gross profit — total	216,694	27.4	250,348	27.5

Selling, general & administrative expenses	171,217	21.6	200,000	21.9

Operating income	41,221	5.2	45,525	5.0

Net income	$21,879	2.8%	$23,982	2.6%

Average hourly billing rate	$82		$88
Consultant utilization	85%		88%
Average billable headcount	7,165		7,405

Revenue.  Total revenue increased 15% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  As a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar weakened in the first half of 2008 and then began strengthening in the current quarter against many currencies, resulting in overall favorable currency translation and greater reported U.S. dollar revenues for the current nine month period.  Foreign currency rate changes resulted in approximately $33.0 million, or 4%, of additional reported revenue in 2008 over 2007.  Additionally, small acquisitions completed in both our Enterprise Solutions and Europe divisions in the last 12 months contributed incremental revenue of approximately $16.0 million, or 2%, to the current nine month results.  Excluding the favorable currency translation effects and the incremental revenue from acquisitions, our total revenue increased 9% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to increased SAP software-related services in Europe, as well as increased consulting services revenue in our Commercial division.

Revenue by segment/division was as follows:

	Nine Months Ended September 30,
	2007	2008	% change
	(In thousands)
Commercial	$274,221	$296,359	8.1%
Europe	223,769	321,145	43.5
State & Local Government	104,970	109,999	4.8
Federal Government	102,302	96,672	(5.5)
Enterprise Solutions	89,612	93,071	3.9
Inter-segment	(3,409)	(5,237)	n/m
Total revenue	$791,465	$912,009	15.2%

n/m = not meaningful

•      Commercial revenue increased 8% over the same period of the prior year mainly due to several sizable contract wins, additional work on other existing contracts and improved productivity.

•      Europe’s performance during 2008 has represented its best revenue results to date.  These results were in part due to approximately $33.0 million related to favorable foreign currency fluctuations, as well as approximately $6.0 million of incremental revenue from several small acquisitions in late 2007 and the first half of 2008.  Excluding these items, our Europe division grew approximately 26% resulting from continued strong sales of SAP implementation services in almost all of our major operating territories, as well as many of our smaller territories.

•      State & Local Government revenue growth was driven primarily by increased volumes at one of our largest clients.

•      As mentioned above in our three month discussion, Federal Government revenue has declined due to the expiration of one of our larger, long-term contracts that was subsequently awarded to a qualified small business.  Although we have submitted proposals on a number of projects where we would serve as either the prime contractor or a subcontractor, we are awaiting the final decisions as to whether we have been awarded any of those contracts.  We believe that due to the upcoming election, decisions to award and start projects funded by the federal government have been delayed, and thus far, we have been unsuccessful in replacing our expired contracts.

•      Most of the revenue growth in our Enterprise Solutions division was related to incremental revenue from an acquisition completed in September 2007.  Additionally, our commissions on the sale of IBM products have been slower in the first half of the current year compared to the same period of the prior year, but showed improvement in the third quarter of 2008.

Gross profit.  In total, our gross profit margin improved 10 basis points to 27.5% for the nine months ended September 30, 2008, compared to 27.4% for the same period in 2007.  Gross profit margin on consulting services revenue, which grew by 40 basis points, accounted for the increase.  Strong consulting services margin improvements in our Commercial, State & Local Government and Federal Government divisions were responsible.  An increased focus on pursuing higher-margin business, project pricing and improving delivery has helped to achieve these results.  Europe experienced a decrease in its services gross profit margin in the current nine months related to increased direct salary costs, mentioned above in our three month discussion, and a higher use of subcontractors in the current year, which have a dilutive effect on gross margins.  The Enterprise Solutions division had a substantial decrease in its services gross margin for the nine months ended September 30, 2008, related to several large completed projects that have not yet been successfully replaced, as well as overruns on a fixed-price SAP project.  Current year margins on other revenue have declined to 35.2% from 40.4% for the same period of the prior year related to profit margins being squeezed by hardware and software manufacturers.  Our Commercial and Europe divisions are our largest segments; therefore, changes in their margins tend to greatly dictate our consolidated margin results and for the nine months ended September 30, 2008, margin gains in our Commercial division were offset by Europe’s gross margin decreases in both services and other revenue, essentially holding total gross profit margin consistent with the prior year.

Selling, general and administrative expenses.  As a percentage of revenue, SG&A expenses increased 30 basis points to 21.9% for the nine months ended September 30, 2008, compared to 21.6% for the nine months ended September 30, 2007.  This increase can be primarily attributed to a $3.1 million increase in our provision for doubtful receivables.  Several of our divisions incurred additional bad debt expense due to clients’ financial difficulties.  Had our provision expense been comparable in 2008 to that of 2007, our SG&A expenses would have remained a flat 21.6% as a percentage of revenue for both periods.

Operating income.  Operating income margin decreased 20 basis points to 5.0% for the nine months ended September 30, 2008, compared to 5.2% for the nine months ended September 30, 2007.

Operating income by segment/division was as follows:

	Nine Months Ended			2007	2008
	September 30,		%	% of	% of
	2007	2008	change	revenue*	revenue*
	(In thousands)
Commercial	$21,913	$28,261	29.0%	8.0%	9.5%
Europe	13,091	23,722	81.2	5.9	7.4
State & Local Government	9,787	10,059	2.8	9.3	9.1
Federal Government	8,845	7,152	(19.1)	8.6	7.4
Enterprise Solutions	8,771	106	(98.8)	9.8	0.0
Corporate expenses	(16,930)	(18,952)	11.9	(2.1)	(2.1)
Total	45,477	50,348	10.7%	5.7	5.5
Amortization of intangibles	(4,256)	(4,823)		(0.5)	(0.5)
Operating income	$41,221	$45,525		5.2%	5.0%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue.

•      The Commercial division’s operating income percentage increased 150 basis points due to the division making a strong improvement in gross profit margin on services revenue, while also decreasing SG&A expenses as a percentage of revenue by 10 basis points.

•      Europe operating income improved primarily due to a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes.  The improvement in SG&A as a percentage of revenue was partially offset by decreased gross profit margins on both consulting services and other revenue.

•      State & Local Government operating income decreased 20 basis points due to increased SG&A costs related to salaries for delivery infrastructure enhancements and increased recruiting costs, which were partially offset by improved margins resulting from pursuing higher margin business.

•      The Federal Government division’s operating income decreased because increased SG&A expenses for operations infrastructure enhancements related to obtaining certifications for prime contractor bidding status more than offset the improvement in this division’s consulting services margin.

•      The Enterprise Solutions division has seen its operating income from earlier quarters of the current year diminished due to several large SAP projects coming to completion that have not yet been replaced, resulting in lower revenue and consultant utilization, as well as overruns on a fixed-price SAP project, and slower hardware sales during the first half of the year.  Additionally, the division incurred increased SG&A costs, some of which are due to increased infrastructure costs from the above-mentioned acquisition, increased SAP sales costs on reduced levels of revenue and a bad debt expense resulting from a client bankruptcy.

•      In terms of dollars spent, corporate expenses were higher as a result of various employee-related costs although, as a percentage of revenue, corporate expenses were fairly flat between the comparable nine month periods.

Interest expense.  Interest expense increased $2.4 million during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily resulting from higher-cost borrowings under our Revolving Credit Facility that have been utilized to fund repurchases of our lower-cost Debentures.

Other income (expense) net.  Other expense, net was $747,000 for the nine months ended September 30, 2008, compared to other expense, net of $1.2 million for the similar period in 2007.  In the current nine months, net foreign exchange losses, although almost $1.3 million greater than the same period of 2007, were more than offset by a $1.9 million net gain on the retirement of our Debentures.

Income taxes.  Our effective tax rates decreased to 36.2% for the nine months ended September 30, 2008, compared to 37.4% for the nine months ended September 30, 2007, primarily due to a higher proportion of income being generated in lower tax jurisdictions.  Our Europe division tends to have a lower effective tax rate than our domestic operations, and in addition, in 2008 benefitted from lower statutory rates in several countries.  Europe contributed more than half of our total income before taxes for the nine months ended September 30, 2008, as compared to only 27% during the same period of the prior year.  Although we expect the lower European tax rate to continue throughout 2008, actual results could vary if the mix of profit shifts between countries.  Additionally, through the third quarter of 2008, our current year domestic tax rate had been negatively impacted by the expiration of the U.S. Federal Research and Experimentation tax credit on December 31, 2007.  In October 2008, Congress approved a U.S. Federal Research and Experimentation tax credit for 2008, which will have a significant effect upon our domestic tax rate in the last quarter of this year.

Liquidity and Capital Resources

At September 30, 2008, we had $174.8 million of working capital and a current ratio of 2.1:1, compared to working capital of $175.8 million and a current ratio of 2.1:1 at December 31, 2007.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available Revolving Credit Facility will be sufficient to finance our working capital needs through at least the next year.

	Nine Months Ended September 30,
	2007	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$23,114	$62,756
Investing activities	(24,083)	(18,394)
Financing activities	(1,974)	(34,899)
Effect of foreign exchange rates on cash	1,653	(1,839)
Net increase (decrease) in cash and cash equivalents	$(1,290)	$7,624

Our balance of cash and cash equivalents increased $7.6 million to $39.3 million at September 30, 2008, compared to a balance of $31.7 million at December 31, 2007.  Typically, most of our cash balance is maintained by our European subsidiaries and our domestic cash balances are used daily to reduce our outstanding balance on our Revolving Credit Facility.

Operating activities.  Total accounts receivable decreased $9.0 million to $260.0 million at September 30, 2008, from $269.1 million at December 31, 2007, primarily due to decreased revenue in our domestic divisions, other than Commercial.  Total accounts receivable day’s sales outstanding (“DSO”) was 74 days at September 30, 2008, a four day improvement compared to 78 days at December 31, 2007.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable balance from the City of New Orleans (the “City”) was approximately $9 million at September 30, 2008, down from $17 million at December 31, 2007.  Of our outstanding receivable balance from the City at September 30, 2008, approximately $4 million is related to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and

FEMA on the remaining balance.  In addition, we continue to provide a variety of services to the City and based on our communications with the City, we believe we will be able to collect the balance in full.

Accrued compensation and related liabilities increased to $68.6 million at September 30, 2008, from $54.8 million at December 31, 2007, primarily due to the effects of the timing of our normal bi-weekly U.S. payroll cycle.  At September 30, 2008, there were12 days of accrued domestic unpaid wages, as compared to 6 days at December 31, 2007.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used approximately $7.8 million for acquisitions during the nine months ended September 30, 2008, compared to approximately $17.3 million during the same period of the prior year.  Spending on property and equipment increased to approximately $10.8 million during the nine months ended September 30, 2008, from $8.6 million for the nine months ended September 30, 2007.  This increase was primarily related to purchases made for client project-related assets.

Financing activities.  Typically, our most significant financing activities consist of the gross borrowings and repayments on our long-term bank debt.  During the nine months ended September 30, 2008, we had net borrowings of $42.2 million, compared to net borrowings of $4.9 million for the nine months ended September 30, 2007.  The net borrowings in 2008 have primarily been used to retire some of our Debentures.  During the first nine months of 2008, we have used $68.8 million of cash for this purpose.  Additional financing activity inflows consist of sales of stock under our employee stock purchase plan and the exercise of employee stock options.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $3.6 million for the nine months ended September 30, 2008, compared to $4.9 million for the nine months ended September 30, 2007.  In addition to payments on our long-term bank debt, our other primary financing activity outflow typically includes the purchase of treasury stock.  We repurchased $7.5 million of common stock into treasury during the nine months ended September 30, 2008, compared to $11.8 million during the nine months ended September 30, 2007.  At September 30, 2008, we had authorization for the repurchase of an additional $6.1 million of our common stock under our current repurchase plan.  We may continue to use cash to repurchase our common stock (subject to limitations under our Revolving Credit Facility discussed below).  We may also continue to voluntarily repurchase our Debentures if we can obtain them at favorable prices.  In December 2008 we may be required to repurchase the remaining Debentures (see below).

CIBER has obtained consent under its Revolving Credit Facility for two possible acquisitions totaling approximately $20 million to be primarily funded through the sale of CIBER common stock.  Given current market conditions there can be no assurance that either acquisition or an equity offering will be completed on a timely basis.

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

At our election, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London interbank offered market rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At September 30, 2008, our weighted average interest rate on our outstanding borrowings was 4.42%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to

0.50%.  For so long as our Debentures remain outstanding, we will also incur a facility fee of 0.15% on the entire amount of the commitment.

The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Revolving Credit Facility also contains certain financial covenants, including a maximum consolidated total leverage ratio (Total Debt divided by EBITDA) of 3.25 to 1.00, a maximum senior leverage ratio (Total Debt excluding Debentures divided by EBITDA) of 1.50 to 1.00, a minimum interest coverage ratio (net income plus net interest expense (“EBIT”) divided by interest expense) of 3.50 to 1.00 and a minimum liquidity percentage (Total Liquidity divided by outstanding Debentures) of 100% to 115%.  We are required to be in compliance with the financial covenants at the end of each calendar quarter.  We were in compliance with these financial covenants as of September 30, 2008.  Certain elements of these ratios are defined below:

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

Convertible Senior Subordinated Debentures - In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Convertible Senior Subordinated Debentures due to mature in December 2023.  The Debentures are general unsecured obligations and are subordinated in right of payment to all of our indebtedness and other liabilities.  Interest is payable semi-annually in arrears on June 15 and December 15 of each year.  As of September 30, 2008, we had repurchased and retired $94.0 million of our Debentures, leaving $81.0 million outstanding.  We paid $68.8 million for repurchases completed during the nine months ended September 30, 2008, resulting in a gain, net of accelerated debt issuance costs, of $1.9 million.  Additionally, during October 2008, we repurchased and retired another $28.2 million of our Debentures, leaving $52.8 million outstanding.

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

Debenture holders may also require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  From December 20, 2008, to but not including December 15, 2010, we may redeem any of the Debentures if the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days in any 30 consecutive trading day period.  Beginning December 15, 2010, we may, by providing at least 30-days’ notice to the holders, redeem any of the Debentures at a redemption price of 100% of their principal amount, plus accrued interest.  Given our current stock price and market interest rates, we expect that we will be required to repurchase most or all of the remaining Debentures on December 15, 2008.  We may voluntarily continue to repurchase more of the Debentures prior to December 15, 2008.  We believe our Revolving Credit Facility and our expected cash flow will provide sufficient available resources to cover the payment of any Debentures that we will have to settle in 2008.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008.  Companies are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  We are currently evaluating the disclosure requirements of this standard.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge.  During the current quarter, we settled all of our previously outstanding net investment hedges.

During the nine months ended September 30, 2008, there were no other material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2007, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Purchases of equity securities by the issuer – The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended September 30, 2008.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

July 2008	125,000	$6.32	125,000	$7,033,341
August 2008	10,000	8.00	10,000	6,953,358
September 2008	115,000	7.30	115,000	6,113,424
Total	250,000	$6.84	250,000

(1) Calendar month

(2) As of end of month indicated

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 22.3 million shares for a total cost of $190.6 million, and that has been amended from time to time by our Board of Directors. Under the most recent authorization in February 2008, approximately $6.1 million remained available at September 30, 2008 (see above table).

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

CIBER, INC.

(Registrant)

Date:	October 31, 2008	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	October 31, 2008	By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Chief Financial Officer, Executive Vice President and Treasurer