Form 10-K
period 2008-12-31
CIBER INC
filed 2009-03-05
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 001-13103

CIBER, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-2046833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6363 South Fiddler’s Green Circle, Suite 1400, Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:    (303) 220-0100

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

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2008, was $332,814,921, based on the closing price of the registrant’s Common Stock of $6.21 per share reported on the New York Stock Exchange on such date.

As of February 27, 2009, there were 67,885,788 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Shareholders to be held on May 4, 2009, are incorporated by reference into Part III of this Report.

CIBER, Inc.

Form 10-K

Part I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.   Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify forward-looking statements.   For example, we make certain forward-looking statements regarding our current estimates for revenue and profitability for certain of our business units for 2009.   These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in this Annual Report on Form 10-K  under the caption “Item 1A. Risk Factors.”  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Undue reliance should not be placed on such forward-looking statements.

In this Annual Report on Form 10-K, we use the terms “CIBER,” “we,” “the Company,” “our” and “us” to refer to CIBER, Inc. and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Item 1.  Business

Overview

CIBER is a diversified, system integration and information technology (“IT”) services consulting firm, with approximately 8,300 employees and consultants and total revenue of approximately $1.2 billion in 2008.  We operate in a geographically-based business model from over 100 offices in 18 countries.  CIBER helps clients achieve their business goals by building, integrating and supporting mission-critical applications and systems for optimized quality, increased business value, faster time-to-market and reduced total cost of operations.  Our clients consist primarily of governmental agencies and Fortune 1000 and middle market companies across most major industries.

Services and Operations

We organize our operations by the nature of their services, client base and geography.  We have five reportable segments, which are our primary operating divisions, and for the year ended December 31, 2008, our percentage of total revenue by division was as follows:

2008
Revenue %
Commercial	32%
Europe	35%
State & Local Government	12%
Federal Government	11%
Enterprise Solutions	10%

Commercial

CIBER’s Commercial division provides IT project solutions and IT staffing in custom-developed software environments, including application development and maintenance, outsourcing and staffing services primarily to our U.S. commercial customers.  We provide the full range of application portfolio management support, including analysis, design, development, testing, implementation and maintenance of business applications.

A key differentiator for our Commercial division is the strength of our local relationships.  Our U.S. geographically-based business model enables us to provide local accountability, which is the cornerstone of many of our long-standing client relationships.  From this model, the Commercial division has developed expertise in a variety of verticals, including the automotive, manufacturing, services, retail, financial and telecommunications industries, as well as its strategic practices.

The Commercial division’s key horizontal niches are its strategic practices - Enterprise Application Integration, Security and Application Outsourcing.  The Enterprise Application Integration Practice provides services to integrate data and applications for companies and organizations to deliver fully functional business solutions.  We blend our proprietary tools, standardized processes and skilled resources in enterprise architecture, business performance management, enterprise information management, master data management and service-oriented and event-driven architecture to help our clients leverage information for optimal business value.

The Security Practice provides assessment and remediation services, as well as managed security services that include intrusion monitoring and incident response.  In 2008, this strategic practice expanded its capabilities for security outsourcing to include 24/7 security event management and security operations.  These highly-focused strategic practices provide high-end consultants, best practices, methodologies and repeatable solutions to our clients.

Our delivery capabilities span service-oriented architectures, including J2EE and ..NET, as well as traditional client/server and mainframe development.  We also offer portal development, wireless and mobility applications and managed content services.  Our strength lies in architecture frameworks and development, managed content services for integrating unstructured content into business processes, and alternative delivery channels such as mobility and wireless.

In addition, our IT Outsourcing (“ITO”) Practice delivers a robust set of mature offerings that span the entire spectrum of infrastructure and IT operations services.  We primarily focus on IT infrastructure as a complement to CIBER’s application software skills.  We engage at the data center level, call center support, server migration, security monitoring and related services.  In 2008, we aggressively expanded our direct-selling model by implementing a progressive, branch-led field sales program that resulted in increased wins while enabling us to further focus on extending our service offering portfolio and delivery capabilities.  We were able to significantly grow our help desk business, our data center footprint, our India-based delivery operations and our globally-managed services platforms.  In addition, we became SAP Global Hosting and Global Application Partners and increased our international business in Europe.

Our Enterprise Application Integration, Security and Application Outsourcing Practices, as well as our ITO Practice, have established seamless supporting capabilities at our Global Solution Centers in India and in the U.S., which greatly increases our delivery potential for the future.

Europe

Our CIBER Europe division, headquartered in the United Kingdom, provides a broad range of business and technical consulting services that include package implementation, application development, systems integration and support services, as well as our own Customer Relationship Management software products.  In recent years, our Europe division has undertaken a number of initiatives to expand its portfolio of services offered, specifically in the areas of outsourcing, hosting and managed services.  To support this, we have two operational data centers, one in the United Kingdom and one in the Netherlands.  In addition, we have established a disaster recovery facility in Spain.  These initiatives have helped CIBER Europe earn recognition as a full-line service provider, able to offer a range of services covering the full IT solution lifecycle.

Key geographies for our Europe division include the Netherlands, the United Kingdom, Germany and the Scandinavian region consisting of Norway, Sweden, Denmark and Finland, which in total accounted for approximately 86% of the Europe division’s total revenues in 2008.  Additionally, Europe had strong revenue growth from Russia, Spain, China, Australia and New Zealand.  CIBER Europe has expertise in the following industry verticals: manufacturing, chemical and pharmaceutical, retail, healthcare, energy and utilities, public sector, publishing and media.  Another key driver of our growth is a focus on developing and providing repeatable solutions that minimize cost and dramatically improve speed-to-market.  CIBER Europe has template solutions for a number of markets, including sophisticated engineering, retail, aerospace and defense, sport and leisure, and not-for-profit and charitable organizations.

Our partner relationships in Europe and Asia Pacific include SAP and Microsoft, with SAP-related solutions and services accounting for 60% to 65% of our total revenue in 2008.  Our Europe division works closely with SAP in many countries as an Alliance Partner and Value-added Reseller, as well as a Special Expertise Partner for SAP Industry Solutions in automotive, retail and chemicals.

State & Local Government

CIBER’s State & Local Government division primarily provides custom solutions that are similar to our Commercial division’s offerings.  However, our State & Local Government division’s clients consist of each of the 50 states over the past three years, over 235 cities, and more than 155 counties, as well as hundreds of other quasi-governmental entities, such as school districts and utilities.

Our State & Local Government division differentiates itself through the strength of its local relationships, combined with strategic practices that offer repeatable solutions focusing on the needs of specific government vertical areas.  Key verticals for this division include health and human services, labor and workforce development, K-12 education, transportation, public health, law and justice and environmental services.  Increasingly, the State & Local Government division is also cross-selling projects with our Enterprise Solutions division, and leverages the horizontal expertise of our Enterprise Application Integration, Security and ITO practices.

Federal Government

Our Federal Government division provides a range of custom IT solutions and support to defense and civilian agencies of the U.S. federal government, including specialized strategic staffing, security assessments, legacy modernization services, data warehousing solutions and help desk support.  In the aggregate, the various agencies of the U.S. federal government represent our largest client and accounted for approximately 11% of our total revenue in 2008.

Beginning in 2007, the Federal Government division initiated a plan to build the requisite compliance and other infrastructure components to compete more effectively in the Federal prime contract market.  The division has significantly upgraded its infrastructure capabilities during 2008 and is now positioned to pursue new prime contract business.

The Federal Government division is aligned along a customer focus to allow each operating group to provide a full set of capabilities to customers with common missions, goals and requirements, and to create synergies within the groups.  The alignment also allows us to build on the relationships we have built with clients.  These customer-focused groups consist of Civilian Technology Solutions, Defense Technology Systems and Defense and Intelligence.  CIBER operates as both a prime vendor and a subcontractor within this division.  A key differentiator for our Federal Government division is its strong client referrals driven by the expertise and high quality of our employees.

Enterprise Solutions

Our Enterprise Solutions division provides consulting services to support multi-package Enterprise Resource Planning (“ERP”) solutions for customers in the U.S. from vendors including SAP, Oracle (including PeopleSoft and JD Edwards) and Lawson, as well as several supply chain and education management products.  We have vertical expertise in the public sector, education, healthcare, retail, manufacturing, grower management, food and beverage and supply chain execution.  Our Enterprise Solutions division frequently works with our Commercial and State & Local Government divisions, leveraging the local relationships of these groups to cross-sell opportunities in ERP solutions, along with services provided by the other segments.  Our ability to offer cost effective solutions to the public sector, in partnership with our other divisions, for leading software vendors, clearly positions CIBER as a valued, impartial partner to our clients.

We are a SAP Services Alliance Partner and a Special Expertise Partner to SAP in various industries.  Our comprehensive SAP solutions include implementations and upgrades, extensions, integrations and customizations.  In our SAP Commercial Practice we focus on verticals such as mining, metals, manufacturing, financial services and aerospace and defense.  Our retail, apparel and footwear verticals have been successful enough to create our SAP Retail/Apparel and Footwear Practice.  The SAP Public Sector Practice focuses on delivering solutions to state and local governments, including K-12 school systems.

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

Additionally, this division’s Technology Solutions Group Practice focuses on providing customers with the best infrastructure on which to deploy their mission critical business applications, and we are an authorized reseller of certain technology products, primarily from IBM.  Services in this group include assessment, selection, configuration, installation, server consolidation, performance evaluation and system architecture design.

Financial Information about Segments and Geographic Areas

The information required by these items is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to our Consolidated Financial Statements included under “Financial Statements and Supplementary Data” of this Annual Report.

Clients

Our clients consist primarily of Fortune 1000 and middle market companies across most major industries, as well as governmental agencies in the U.S. and abroad. These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives. In 2008, we estimate our approximate percentage of total revenue by client industry was:

Government	25%
Manufacturing/high tech	17%
Financial	14%
Retail	8%
Healthcare/pharmaceutical	8%
Telecommunications	6%
Automotive	5%
Education	4%
Services and other	13%

Certain clients account for a significant portion of our revenue.  Our largest client, the various agencies of the U.S. federal government, collectively accounted for approximately 14%, 12% and 11% of total revenue in 2006, 2007 and 2008, respectively.  No other client accounted for more than 4% of our total revenue in 2008.  In addition, our five largest clients (including the various agencies of the U.S. federal government as one client) accounted for, in the aggregate, approximately 20% of our total revenue in 2008.  By division, the largest client for each of our respective divisions accounted for the following percentage of each division’s 2008 total revenues: Commercial - 7%; Europe - 4%; State & Local Government - 28%; Federal Government - 99%; and Enterprise Solutions - 6%.

Client retention and turnover is highly dependent upon the type of solution we are providing.  Many of our client relationships in which we are providing a custom solution have continued for many years.  Each year, most of the services revenue in our Commercial, Federal Government and State & Local Government divisions comes from clients for whom we have previously provided services.  With services related to package software solutions, which includes our Enterprise Solutions division, as well as a large part of our Europe division, client engagements most typically involve a large enterprise software implementation over a period of six to eighteen months.  Typically, once package software implementations are completed, future consulting services revenues from that client are minimal and, as a result, client turnover is high.

Typically, both our commercial and government clients may cancel their contracts or reduce their use of our services on short notice.  If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse affect on our financial condition and results of operations.

Acquisitions/Business Combinations

Since the late-1980s, CIBER has executed a strategy of growth and diversification that included expanding our range of IT-related services, developing a professional sales force and selectively acquiring established complementary companies.  Since our initial public offering in March of 1994, we have completed over 60 business combinations.  In the past several years, our acquisition strategy has centered upon our need to further augment business segments with additional vertical areas of expertise, consultants or geographic reach.  Our acquisition strategy has been central to our ability to expand our business model in the following areas:

•              Increased project-based capabilities - We have expanded our project-based delivery capabilities by adding expertise around SAP, Oracle (which now includes PeopleSoft and JD Edwards) and other ERP packages.  In addition to acquiring project-based ERP capabilities, we have developed internal project level expertise in delivery of custom software applications, application maintenance and technology outsourcing services.  This combination of acquired and organically-developed project delivery capabilities has resulted in a shift in our mix of business to project-based work from staff supplementation services.

•               Established significant public sector presence - Our acquisitions have enabled us to become an established firm in the public sector, providing services to all 50 states over the past three years, over 235 cities and more than 155 counties, as well as hundreds of other quasi-governmental entities, such as school districts and utilities and to the U.S. federal government.  Our public sector clients, including those in Europe, accounted for approximately 25% of our total revenue in 2008.

•               Expanded geographic presence - Acquisitions have also allowed us to expand our geographic footprint to include a significant European presence.  Beginning with our first foreign acquisition in the Netherlands in 1999, and most recently our

2008 acquisition of a Norwegian SAP consultancy, we have expanded our international operations to include approximately 35 foreign offices located in 11 European countries, plus China, Australia and New Zealand.

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

Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India).  There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that competition will not have a materially adverse effect on our results of operations and financial condition.

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

•               Balanced Business Model - We have developed a business model that allows us to provide superior, leading-edge services that are routinely updated to meet the current needs of our clients.  We have developed a reputation for thought leadership in industry verticals within each of our divisions.

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

Employees

As of December 31, 2008, we had approximately 8,300 employees and consultants.  We routinely supplement our employee consulting staff with the use of contractors.  At December 31, 2008, we had approximately 7,250 billable consultants, of which approximately 1,375 were contractors.  None of our employees are subject to a collective bargaining arrangement.  We have employment agreements with our executive officers and certain other employees.  We believe our relations with our employees are good.

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

Available Information

The Internet address of our website is http://www.ciber.com.  On the Investor Relations section of our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

If the economic downturn continues or is prolonged, it would likely continue to negatively affect our clients and their levels of spending and have a materially adverse affect on our revenues, results of operations and financial condition.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the regional and global economic conditions in which they operate.  Many economists have determined that the U.S. economy and the global economy have entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors.  The economic downturn, particularly in the U.S. and Western Europe, has and may continue to result in reductions in technology and other discretionary spending by some of our clients, which has and may continue to result in reductions in the growth of our new business, as well as reductions in our existing business.  In the fourth quarter of 2008, we experienced slowing across our business units.  As a result, we took steps to reduce overhead costs, which we expect will benefit us in 2009.  Reduced demand for IT services has also led to increased price competition and the potential for us to enter into contracts that produce lower profit margins.  Continued disruption and volatility of the financial markets likely would limit our customers’ access to financing needed for operations.  These circumstances could lead some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms, to delay payments due to us and, as occurred with several clients in 2008, to enter into bankruptcy or liquidation.  In the event our clients are or continue to be affected by these events, our revenues, results of operations and financial condition may be materially adversely affected, any of which may also adversely affect our access to capital.

The volatile world economic and market conditions also produced negative effects on our results of operations in the fourth quarter of 2008 due to, among other things, adverse changes in foreign currency rates and such negative effects may continue.  Approximately one-third of our 2008 consolidated revenue was from our Europe division and derived in foreign currencies.  Changes in the values of these foreign currencies against the U.S. dollar affects the reported amounts of our foreign revenues, expenses, assets and liabilities.

Significant strengthening of the U.S. dollar against currencies like the Great Britain Pound and the Euro negatively impacted our fourth quarter 2008 revenues by approximately 4% as compared to our third quarter 2008.  In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries that cross currencies and expose us to foreign currency gains and losses.  For example, in the fourth quarter of 2008 we recorded foreign currency losses of approximately $1.0 million on inter-company transactions.  These types of events are difficult to predict and may be expected to recur.  Accordingly, we could experience material losses in revenues and earnings due to fluctuations in foreign currency rates.

Termination of a contract by a significant client and/or cancellation with short notice (due to bankruptcy or otherwise) would reduce our revenue and profitability and adversely affect our financial condition.

Our five largest clients accounted for approximately 20% of our revenue in 2008.  The various agencies of the U.S. federal government represent our largest client, accounting for approximately 11% of total revenue in 2008, while no other client accounted for more than 4% of our total revenue in 2008.  During 2008, our revenue and profitability were adversely affected by the bankruptcy of several of our clients.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract at any time with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy generally.  When contracts are terminated, for whatever reason, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.  Consequently, our profit margins may be adversely affected.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients for the amounts they owe us for work performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  We maintain allowances against receivables, but actual losses on client balances could differ from those that we currently anticipate and as a result, we might need to adjust our allowances.  There is no guarantee that we will accurately assess the creditworthiness of our clients.  In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues.  If we are unable to meet our contractual requirements, we might experience delays in the collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.

Our current level of indebtedness places restrictions upon our business and we face the risk of breaching the financial covenants in our Revolving Credit Facility.

Our $60.0 million unsecured bank revolving line of credit was replaced in early 2008 with a $200.0 million senior secured reducing revolving credit facility (“Revolving Credit Facility”) that expires on February 11, 2011.  As of December 31, 2008, we had $165.7 million of outstanding indebtedness under our Revolving Credit Facility.  We obtained the Revolving Credit Facility to provide funds for our working capital and general corporate needs, including the repurchase of our convertible senior subordinated debentures, which we completed as of December 15, 2008.  Substantially all of our assets secure the Revolving Credit Facility.

The Revolving Credit Facility contains specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Revolving Credit Facility requires CIBER to maintain specified financial covenants, including a maximum consolidated total leverage ratio, a maximum senior leverage ratio and a minimum interest coverage ratio.  On occasion, we have experienced instances of covenant non-compliance under our previous bank revolving line of credit that were waived by our lender.  If we fail to comply with any debt covenants in the future, however, we may not be able to obtain a waiver and we may not be able to borrow additional funds when and if it becomes necessary.  We may also incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

During 2008, we have been in compliance with the financial covenants of our Revolving Credit Facility.  These financial covenants tighten in 2009 and as a result, we chose to sell shares of CIBER common stock in early 2009 resulting in net proceeds of approximately $20.6 million that were used to pay down a portion of our Revolving Credit Facility.  The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility to approximately $179.4 million.  Given the current global economic downturn there is an increased risk regarding our ability to maintain compliance with these debt covenants through 2009.

The aggregate commitments under the Revolving Credit Facility reduce by $7.5 million each quarter end beginning on March 31, 2009, and continuing through December 31, 2010.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining maximum credit available will terminate and all outstanding balances must be repaid in full.  In the past, we have been successful in generating sufficient cash flow from operations to reduce our indebtedness; however, that does not mean that we will be successful in doing so in the future.  If we are unable to repay outstanding balances that exceed our maximum credit available as the aggregate commitments under the Revolving Credit Facility are reduced, we will be in default unless we can obtain a waiver or amendment.

At our choice, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London Interbank Offered Rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At December 31, 2008, our weighted average interest rate on our outstanding borrowings was 3.08%.  To the extent that further disruptions in the credit markets lead to an increase in the prime rate or LIBOR, we would incur increased interest expense that likely would negatively impact our results of operations and financial condition.

We are permitted to use $5.0 million per year under our Revolving Credit Facility for acquisitions, and our Iteamic acquisition in January 2009 used up most of this capacity for 2009.  Any acquisitions using cash beyond this amount in 2009 would require an amendment to the Revolving Credit Facility.

We could incur losses due to an impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At December 31, 2008, the carrying value of our goodwill was $439.1 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  Under U.S. generally accepted accounting principles, we are required to test goodwill for impairment annually and do so during the second quarter of each year, as well on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our business units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired and would result in a non-cash charge in our consolidated statement of operations.

In December 2008, we performed an interim test for goodwill impairment.  We considered the significant decline in our stock price, causing our market capitalization to fall significantly below our book value, as well as our competitors’ stock prices and market and economic conditions generally, to be indicative of a triggering event for the impairment test.  This interim goodwill impairment analysis did not result in an impairment charge.  The forecasts utilized in the discounted cash flow analysis as part of our December 2008 interim impairment test assumes future growth in each of our reporting units during the next five years and beyond.  Our Federal and Enterprise Solutions business units had decreases in their operating income or losses during 2008.  We expect this trend to change in future periods based on developments in these businesses in recent periods.  If these business units can’t obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future impairment tests may result in an impairment charge.  There can be no assurances that these business units will be able to achieve our estimated levels of profitability.

Financial and operational risks of our international operations could result in a decline in revenue and profitability.

We have continued to expand our international operations and estimate that our foreign offices currently represent approximately 36% of our total revenue.  We operate in 17 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

The revenues and expenses of our international operations generally are denominated in local currencies.  Accordingly, we are subject to exchange rate fluctuations between such local currencies and the U.S. dollar.  These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations and the cost of potential acquisitions.  There can be no assurance that we will not experience fluctuations in financial results from our operations outside of the U.S., and there can be no assurance that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.  We manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, when deemed appropriate, with derivative financial instruments.  There is no assurance that we will continue to use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risks.  In January and February 2009, our major foreign currency rates continued to be negative in terms of the U.S. dollar showing a weighted average decline of 10-15% from our average rates in 2008.  Assuming that these foreign currency rates remain at this level throughout 2009, we estimate this would negatively impact our 2009 total revenue by approximately $50 million and would also reduce our earnings per share by approximately $0.01 per quarter in 2009.

We depend on contracts with various federal, state and local government agencies for a significant portion of our revenue, and if the spending policies or budget priorities of these agencies change, we could lose revenue.

In 2008, approximately 25% of our revenue was from public sector clients, including federal, state, local and foreign governments and agencies.  The market for our services depends largely on federal and state legislative programs and the budgetary capability to support programs, including the continuance of existing programs.  These programs can be modified or amended at any time by acts of such governments.  The various agencies of the U.S. federal government collectively represent our largest customer accounting for 11% of our total revenue in 2008.  In addition, changes in federal initiatives or in the level of federal spending due to budgetary or deficit considerations may have a significant impact on our future financial performance, as may curtailment of the federal government’s use of consulting and technology services firms, the adoption of new laws or regulations that affect companies providing services to the federal government and potential delays in the government appropriation process.

Additionally, government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts.  Among other things, governments may terminate contracts with short notice for convenience, as well as for default, and cancel multi-year contracts if funds become unavailable.

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility in the price of our securities.

Our quarterly revenues, operating results and profitability have varied in the past and, in the future are likely to vary significantly from quarter to quarter, making them difficult to predict.  This may lead to volatility in the price of our securities.  Some of the factors that are likely to cause these variations are:

•                  the business decisions of our clients regarding the use of our services;

•                  the stage of completion of existing projects and/or their termination;

•                  client satisfaction with our services;

•                  our clients’ financial ability to pay for our services;

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

•                  changes in significant accounting estimates;

•                  changes in interest rates on our debts;

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

•                  economic conditions in the U.S. and abroad.

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

Our business could be adversely affected if our clients are not satisfied with our services, and we could face damage to our professional reputation and/or legal liability.

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

Although the percentage may vary from year to year, we estimate that approximately 20-25% of our total services revenue in 2008 was from engagements performed in accordance with fixed-price contracts.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the engagement.  Some fixed-price engagements are long-term contracts of three to five years and estimating future year costs on such engagements is extremely difficult and subject to additional risks.  Losses, if any, on fixed-price contracts are recognized when the loss is determined.  Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue reported in any period.  For example, in 2008 our Enterprise Solutions division produced an operating loss for the year due in part to poor results from certain fixed-price contracts.  In addition, these risks may be heightened by the current difficult economic conditions.

A privacy breach could adversely affect our business.

The protection of client, employee and company data is critical to the Company.  The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.  In addition, our clients have a high expectation that we will adequately protect their confidential information.  A significant breach of customer, employee or company data could damage our reputation, as well as result in lost revenue, significant remediation or indemnification costs, fines or lawsuits.

If we are not able to anticipate and keep pace with rapid changes in technology, our business will be negatively affected.

Our success depends on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences.  We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace.  In addition, services, solutions and technologies developed by current or future competitors may make our service or solution offerings uncompetitive or obsolete.  Any one of these circumstances could have a materially adverse effect on our ability to obtain and successfully complete client engagements.

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

Our business involves the delivery of professional services and is highly labor intensive.  Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly-skilled technical, managerial, sales and marketing personnel.  Although we invest significant resources in recruiting and retaining employees, there is often considerable competition for certain personnel in the IT services industry and as a result, employee turnover is generally high.  From time to time, we have trouble locating enough highly-qualified candidates that are in our desired geographic locations, with the required specific expertise or at the desired compensation levels.  The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues.  Such conditions could also force us to resort to the use of higher-priced subcontractors, which would adversely affect the profitability of the related engagement.

In addition, we believe that there are certain key employees within the organization, primarily in the senior management team, who are important for us to meet our objectives.  Due to the competitive employment nature of our industry, there is a risk that we will not be able to retain these key employees.  The loss of one or more key employees could adversely affect our continued growth.  In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in the price of our securities and result in further turnover of our employees.

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

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of CIBER or limit the price investors might be willing to pay for our stock, thus affecting the market price of our securities.

We have adopted a Rights Agreement, commonly known as a “poison pill,” under which each stockholder of the Company holds one share purchase right, which we refer to as a Right, for each share of Company common stock held.  The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive.  In addition our certificate of incorporation and bylaws each contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including a provision that gives our board of directors the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock by our board of directors pursuant to our certificate of incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER.  In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control.  These provisions could limit the price that investors might be willing to pay in the future for our securities, and as a result, the price of our securities could decline.

The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of CIBER; this could adversely affect transactions in which our stockholders might otherwise receive a premium over the then-current market price for their CIBER securities.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located at 6363 South Fiddler’s Green Circle, Suite 1400, Greenwood Village, Colorado 80111, where we, along with our Denver area operations, occupy approximately 77,000 square feet under a lease that expires in December 2018.   Generally, we provide our services at client locations and therefore, our office locations are primarily used for sales and other administrative functions.  At December 31, 2008, we had lease obligations for approximately 715,000 square feet of office space in approximately 100 locations.

We believe our facilities are adequate for our current level of operations.

Item 3.  Legal Proceedings

The Company is involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business.  Although the outcome of such matters is not predictable with assurance, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.”  The table below sets forth, for the periods indicated, the low and high sales price per share of our common stock.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2008
	Low	High	Low	High
First Quarter	$6.43	$7.91	$4.20	$6.20
Second Quarter	7.82	9.03	4.60	7.50
Third Quarter	6.69	8.45	5.57	8.97
Fourth Quarter	5.83	8.15	2.95	7.10

The closing price of our common stock on February 17, 2009, was $3.90.  As of February 17, 2009, there were 2,835 registered holders of record of our common stock.  We estimate there are approximately 12,200 beneficial owners of our common stock.

Our policy is to retain our earnings to support the growth of our business.  Accordingly, we have never paid cash dividends on our common stock and have no present plans to do so.  In addition, pursuant to the terms of our Revolving Credit Facility, we are prohibited from paying dividends on our stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Issuer

The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended December 31, 2008.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

October 2008	100,000	$5.89	100,000	$5,524,000
November 2008	—	—	—	5,524,000
December 2008	—	—	—	5,524,000
Total	100,000	$5.89	100,000

(1) Calendar month

(2) As of end of month indicated

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 22.4 million shares for a total cost of $191.2 million, and that has been amended from time to time by our Board of Directors. Under the most recent authorization in February 2008, approximately $5.5 million remained available at December 31, 2008 (see above table).

Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CIBER, Inc., The S&P 500 Index

And A Peer Group

The Company utilized a self-constructed Peer Group to better align itself with industry competition.  Our Peer Group includes:  Accenture Ltd., BearingPoint, Inc., CACI International, Inc., CGI Group Inc. and MAXIMUS, Inc.

Corresponding index value and common stock price values are given below:

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08

CIBER, Inc.	100.00	111.32	76.21	78.29	70.55	55.54
S & P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	102.47	109.66	129.59	129.10	113.15
CIBER, Inc. Closing Stock Price	$8.66	$9.64	$6.60	$6.78	$6.11	$4.81

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

	As of and for the Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$843,021	$956,009	$995,837	$1,081,975	$1,191,567
Gross profit	232,174	257,177	266,079	292,459	324,480
Selling, general and administrative expenses	176,692	204,563	215,109	232,119	264,268
Operating income	51,268	46,656	45,040	54,520	53,938
Net income	29,701	24,707	24,735	29,026	29,956
Earnings Per Share:
Basic	$0.49	$0.40	$0.40	$0.47	$0.50
Diluted	0.45	0.38	0.40	0.47	0.50
Weighted Average Shares Outstanding:
Basic	60,701	62,536	61,925	61,207	60,092
Diluted	74,642	68,296	62,357	61,924	60,389

Balance Sheet Data:
Working capital	$138,871	$147,382	$140,757	$175,780	$167,988
Total assets	758,672	744,567	779,679	849,113	797,520
Long-term debt, current portion	2,400	2,000	3,602	9,108	2,002
Long-term debt, non-current portion(1)	225,504	217,638	192,092	201,810	165,710
Total shareholders’ equity	377,663	376,607	416,122	454,559	452,430

Shares outstanding, net of treasury	62,542	62,047	61,753	60,747	60,085

(1) Please see Note 15 to the Consolidated Financial Statements included herein for a discussion of our February 2009 offering of common shares and the use of the net proceeds from that offering to pay down a portion of our long-term debt.

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

Business and Industry Overview

CIBER provides IT system integration consulting and other IT services primarily to governmental agencies and Fortune 1000 and middle market companies across most major industries.  From offices located throughout the United States and Europe, as well as Eastern Asia, Australia and New Zealand, we provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  To a lesser extent, we also resell certain IT hardware and software products.

Our reportable segments are our five primary operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  They consist of our Europe division, which includes Eastern Asia, Australia and New Zealand, and our four domestic divisions, which consist of Commercial, State & Local Government, Federal Government and Enterprise Solutions (formerly U.S. ERP/Package Solutions).  Our Europe division provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services, with SAP-related solutions and services accounting for 60% to 65% of Europe’s total revenue in 2008.  Our Commercial, State & Local Government and Federal Government divisions comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a division based on their primary client focus category (Commercial, State & Local Government or Federal Government); however, they may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India-based operations are considered part of our Commercial segment.

Our Enterprise Solutions division primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, SAP and Lawson for U.S. customers.

We recognize the majority of our services revenue under time-and-material contracts as hours and costs are incurred.  Under fixed-price contracts, which currently make up approximately 20-25% of our services revenue, our revenue is fixed under the contract, while our costs to complete our obligations under the contract are variable.  As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss.  Changes in our services revenue is primarily a function of hours worked on revenue-generating activities and, to a lesser extent, changes in our average rate per hour and changes in contract mix.  Hours worked on revenue producing activities vary with the number of consultants employed and their utilization level.  Utilization represents the percentage of time worked on revenue producing engagements divided by the standard hours available (i.e., 40 hours per week).  Our average utilization rates are higher in our Commercial, State & Local Government and Federal Government divisions (typically around 85% to 90%) as compared to our Europe and Enterprise Solutions divisions (typically around 75% to 80%).  With time-and-materials contracts, higher consultant utilization results in increased revenue; however, with fixed-price contracts, it results in higher costs and lower gross profit margins because our revenue is fixed.  We actively manage both our number of consultants and our overall utilization levels.  If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources.  As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment.

The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our typical time-and-materials hourly rates range from $50 to $200 per hour and, on average, are generally highest in our Enterprise Solutions division and lowest in our Federal Government division.  We also have fixed-priced projects, as well as engagements whose pricing is based on cost-plus or level-of-efforts.  For such projects, where our revenue is not directly based on hours incurred, our realized rate per hour will vary significantly depending on success or overages on such projects.  In addition, our foreign revenue and costs of revenue, as reported in U.S. dollars, are impacted by changes in currency exchange rates.

Selling, general and administrative (“SG&A”) costs as a percentage of revenue vary by business segment.  Close to 60% of our overall SG&A expenses are typically for personnel costs for our branch office personnel, which includes our branch management, consulting staff management, sales and recruiting personnel and administrative staff, as well as our corporate office support staff and management personnel.  Although these costs are not immediately affected by changes in revenue, there is often a relatively short-term correlation between these SG&A salary expenses and revenue.  Additionally, as we bid on larger and longer projects, the sales cycle and related sales costs have been increasing.  Finally, our European SG&A costs, like their revenues, are also subject to changes in currency exchange-rates.  As a result of the above, we analyze changes in our SG&A expenses in terms of the relationship between these costs and revenue (expressed as a percentage of revenue) rather than total dollars or percentage change in the total dollars.

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software and commissions on sales of IT products.  Our sales of IT hardware and software generally involve IT network infrastructure.  The gross profit margin on consolidated other revenues is typically in the range of 30% to 50%.  This is a blend of low-margin hardware sales (typically a 5% to 10% gross margin), mid-margin software sales (typically a 20% to 40% gross margin) and higher-margin product commissions and proprietary software sales.  Depending on the mix of these business activities, gross profit margin on other revenue will fluctuate.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.

Impacts of Share-Based Compensation

Share-based compensation cost is included as part of our corporate expenses and is recognized in either Cost of Consulting Services or in SG&A expenses, as appropriate.  The table below summarizes the amounts recorded in the Consolidated Statement of Operations for share-based compensation:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Cost of consulting services	$481	$534	$769
Selling, general and administrative expense	1,038	2,073	2,670
Total share-based compensation cost before taxes	1,519	2,607	3,439
Income tax benefit related to share-based compensation	(283)	(646)	(833)
Total share-based compensation included in net income	$1,236	$1,961	$2,606

Comparison of the Years Ended December 31, 2008 and 2007 – Consolidated

Our Europe division comprised 35% of our total revenues in 2008 as compared to 30% in 2007.  Our Europe division operates primarily in Western Europe but also has offices in China, Russia, Australia and New Zealand.  As such these operations transact business in local currencies of the countries in with they operate.  In 2008, approximately 51% of our Europe division’s revenue is denominated in Euro’s, approximately 20% is denominated in Great Britain Pounds (“GBP”) and the balance comes from a number of other currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

In U.S. dollar terms, currency rates were favorable for CIBER during the first 3 quarters of 2008.  During the fourth quarter of 2008, we saw significant declines in foreign exchange rates as compared to the U.S. dollar.  The balance sheet rates at December 31, 2008, declined by 5% for the Euro and 27% for the GBP as compared to last year.  This had a significant impact on our reported balance sheet year over year.  Despite the significant decline in exchange rates vs. the U.S. dollar in the fourth quarter, our weighted average exchange rates for the 2008 year increased by approximately 6% over 2007, resulting in approximately $19 million of additional revenues in 2008.  In January and February 2009, our major foreign currency rates continued to be negative in terms of the U.S. dollar showing a weighted average decline of 10-15% from our average rates in 2008.  Assuming that these foreign currency rates remain at this level throughout 2009, we estimate this would negatively impact our 2009 total revenue by approximately $50 million and would also reduce our earnings per share by approximately $0.01 per quarter in 2009.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2007		2008
	(Dollars in thousands, except billing rate)
Consulting services	$1,024,172	94.7%	$1,133,233	95.1%
Other revenue	57,803	5.3	58,334	4.9
Total revenue	1,081,975	100.0	1,191,567	100.0

Gross profit — consulting services	269,057	26.3	303,427	26.8
Gross profit — other revenue	23,402	40.5	21,053	36.1
Gross profit — total	292,459	27.0	324,480	27.2

SG&A expenses	232,119	21.5	264,268	22.2

Operating income	54,520	5.0	53,938	4.5

Net income	29,026	2.7	29,956	2.5

Average hourly billing rate	$83		$87
Consultant utilization	84%		87%
Average billable headcount	7,220		7,395

Revenue.  Total revenue for the year ended December 31, 2008, increased 10% compared to total revenue for the year ended December 31, 2007.  We are a global company; therefore, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar weakened in the first half of 2008 and strengthened during the last half of 2008 against many currencies; however, overall the U.S. dollar was weaker against many currencies during 2008 as compared to 2007, resulting in favorable currency translation and greater reported U.S. dollar revenues in the current year.  Foreign currency rate changes resulted in approximately $19.3 million, or almost 2%, of additional reported revenue in 2008 over 2007.  Additionally, small acquisitions completed in both our Enterprise Solutions and Europe divisions contributed incremental revenue of approximately $18.0 million to the current year results.  Excluding the favorable currency translation effects and the incremental revenue from acquisitions, our total revenue for the year ended December 31, 2008, increased 7% from total revenue reported for the year ended December 31, 2007, primarily due to increased SAP software-related services in Europe, as well as increased consulting services revenue in our Commercial division.  Our 2008 results, most notably in the fourth quarter, were adversely affected by the worsening global economic conditions.  During the fourth quarter of 2008, we began to experience client reductions in the use of our services, as well as clients delaying starts on new projects and seeking price reductions.  Additionally, billable headcount was down to approximately 7,250 at

December 31, 2008, as compared to our average billable headcount of 7,395 for the 2008 fiscal year and compared to 7,325 as of December 31, 2007.

Revenue by segment/division was as follows:

	Year Ended December 31,
	2007	2008	% change
	(In thousands)
Commercial	$365,555	$389,089	6.4%
Europe	319,886	417,287	30.4
State & Local Government	140,347	142,287	1.4
Federal Government	137,268	127,391	(7.2)
Enterprise Solutions	124,007	122,244	(1.4)
Inter-segment	(5,088)	(6,731)	n/m
Total revenue	$1,081,975	$1,191,567	10.1%

n/m = not meaningful

•                  Commercial revenue increased 6% in the current year mainly due to several sizable contract wins, additional work on other existing contracts and improved productivity.  Unfortunately, we have seen some of this work subsequently cancelled due to the current economic environment; thus, we do not anticipate this level of revenue growth for 2009 in the Commercial division.

•                  The performance of our Europe division during 2008 represented its best revenue results to date.  In the current year, Europe represented approximately 35% of our consolidated revenue, up from 30% of consolidated revenue in 2007.  These results were in part due to approximately $19.3 million related to favorable foreign currency fluctuations, as well as approximately $8.0 million of incremental revenue from several small acquisitions in late 2007 and the first half of 2008.  Excluding these items, our Europe division grew approximately 22% resulting from continued strong sales of SAP implementation services in almost all of our major operating territories, as well as many of our smaller territories.  Despite the strong revenue growth of 2008, the Europe division slowed in the fourth quarter of 2008 due to the deteriorating economic environment, including two client bankruptcies in late 2008 and strength in the U.S. dollar against a number of currencies.  Although we presently expect revenue to be flat in this division in 2009 as compared to 2008 on a local currency basis, assuming foreign currency rates remain at current levels, we estimate a 10-15% decline in revenue in this division upon translation into U.S. dollars.

•                  State & Local Government revenue growth was driven primarily by increased volumes at one of our largest clients, as well as increased revenue from a few new projects and additional work on existing contracts, most of which was offset by lower revenues following the successful completion of the Pennsylvania Turnpike Commission project.

•                  Federal Government revenue declined mainly due to the expiration of one of our larger, long-term contracts that was subsequently awarded to a qualified small business.  CIBER has similarly lost several contracts in recent years because we do not qualify as a small business; therefore, we have been precluded from bidding on the renewal business.  We initially obtained these contracts through acquisitions of qualified small businesses that were originally awarded these contracts.  We submitted proposals on a number of projects in the current year where we would serve as either the prime contractor or a subcontractor, but initially the presidential election and more recently, the current economic environment, have delayed decisions to award and start projects funded by the federal government; thus, we have been unsuccessful in replacing our expired contracts.  The Federal Government division did have a high number of contract renewals during the current year, of which a sizable majority was won.  For 2009, this division is focused on business development and building backlog for future years.

•                  Included in the Enterprise Solutions division revenue for the current year is approximately $10.0 million of incremental revenue associated with an acquisition completed in September 2007.  Excluding that acquisition, our Enterprise Solutions division revenue shrunk over 9% in 2008, compared to 2007.  Our U.S. SAP practice had a particularly challenging year as their revenue decreased by $8.3 million, or 20%, compared to 2007.  This decrease was partially offset by revenue growth in our Oracle Higher Education and Lawson practices.  In 2009, we expect this division to maintain revenues consistent with 2008.

Gross Profit.  In total, our gross profit margin improved 20 basis points to 27.2% for the year ended December 31, 2008, compared to 27.0% for the same period in 2007.  Gross profit margin on consulting services revenue, which grew by 50 basis points, accounted for the increase.  Strong consulting services margin improvements in our Commercial, State & Local Government and Federal Government divisions were responsible.  An increased focus on the pursuit of higher-margin business, project pricing and delivery improvement has helped to achieve these results.  Europe experienced a 40 basis point decrease in its services gross profit margin in the current year due to a shift in the mix of its service offerings toward longer, fixed-term contracts that are more secure yet earn lower gross margins.  The Enterprise Solutions division had a substantial decrease in its services gross margin for the year ended December 31, 2008, related to several large completed projects that have not yet been successfully replaced, resulting in poor consultant utilization during the year.  In addition, the margins in the Enterprise Solutions division were hurt by several lower-margin fixed-price projects.  Current year margins on other revenue have declined to 36.1% from 40.5% for 2007 related to profit margins being squeezed by hardware and software manufacturers.  Our Commercial and Europe divisions are our largest segments; therefore, changes in their margins tend to greatly dictate our consolidated results. For the year ended December 31, 2008, margin gains in our Commercial division were mostly offset by Europe’s gross margin decreases, resulting in a slight improvement in gross margin over the prior year.

Selling, general and administrative.  As a percentage of revenue, SG&A expenses increased to 22.2% for the year ended December 31, 2008, compared to 21.5% for the year ended December 31, 2007.  Over 50 basis points of the increase can be attributed to a $6.1 million increase in our provision for doubtful receivables between 2007 and 2008.  The remaining 20 basis points related to increased costs in the Enterprise Solutions, State & Local Government and Federal Government divisions.  The Enterprise Solutions division’s SG&A costs increased due to infrastructure and sales-related costs from a mid-2007 acquisition.  The State & Local Government and Federal Government divisions’ SG&A costs increased due to infrastructure investments made to establish a new practice in an existing office and costs incurred to further our ability to bid on large projects as a prime contractor, respectively.  All of the above were partially offset by Europe’s continuing efforts to drive down their relative SG&A spending, despite increased bad debt costs during the current year.

Operating income.  As a result of the increased SG&A expenses as a percentage of revenue, our operating income decreased 50 basis points to 4.5% for the year ended December 31, 2008, compared to 5.0% for the year ended December 31, 2007.

Operating income by segment/division was as follows:

	Year Ended December 31,		%	2007 % of	2008 % of
	2007	2008	change	revenue*	revenue*
	(In thousands)
Commercial	$29,034	$35,524	22.4%	7.9%	9.1%
Europe	19,455	30,213	55.3	6.1	7.2
State & Local Government	12,342	11,666	(5.5)	8.8	8.2
Federal Government	11,031	8,682	(21.3)	8.0	6.8
Enterprise Solutions	11,361	(486)	(104.3)	9.2	(0.4)
Corporate expenses	(22,883)	(25,387)	(10.9)	(2.1)	(2.1)
Total	60,340	60,212	(0.2)%	5.6	5.0
Amortization of intangibles	(5,820)	(6,274)		(0.6)	(0.5)
Operating income	$54,520	$53,938		5.0%	4.5%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  The Commercial division’s operating income percentage increased 120 basis points due to the division making a strong improvement in gross profit margin on services revenue, some of which was offset by increased SG&A costs as a percentage of revenue.  The gross profit margin improvement was due to better pricing on newer engagements, as well as efficient staff utilization.

•                  Europe operating income improved 110 basis points, primarily due to a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes and reduced overhead personnel costs as a percentage of sales, which were partially offset by higher bad debt expenses.  The improvement in SG&A as a percentage of revenue was partially offset by decreased gross profit margins due to a shift in product mix.  Europe had fewer high-margin software sales in 2008, as well as increased revenues from lower-margin, long-term outsourcing contracts and increased costs to build additional outsourcing infrastructure.

•                  State & Local Government operating income decreased due to increased SG&A costs related to salaries for delivery infrastructure enhancements and increased recruiting costs, which were partially offset by improved margins resulting from pursuing higher-margin business.

•                  The Federal Government division’s operating income was down because increased SG&A expenses for operations infrastructure enhancements related to obtaining certifications for prime contractor bidding status more than offset the improvement in this division’s consulting services margin.

•                  The Enterprise Solutions division had an operating loss in the current year compared to a 9.2% operating income percentage in 2007, primarily due to several large SAP projects coming to completion that have not yet been replaced, resulting in lower revenue and lower consultant utilization, as well as lower or negative margins on a couple of fixed-price SAP projects.  Additionally, the division incurred increased SG&A costs, some of which are due to increased infrastructure costs from a 2007 acquisition, increased SAP sales costs on reduced levels of revenue and a bad debt expense resulting from client bankruptcy.  As indicated above, our Enterprise Solutions division was negatively impacted by losses in our domestic SAP practice in 2008.  As a result, during the second half of 2008, we made a number of significant changes to our domestic SAP practice including, restructured leadership, refocused marketing and delivery efforts, as well as implementation of a number of cost reduction measures.  We expect these changes will help improve this division’s financial performance in 2009.

•                  Corporate expenses increased by $2.5 million, primarily as a result of increased share-based compensation costs, lower
401(k) forfeitures and increased operational support costs.

Interest expense.  Interest expense increased $1.6 million during the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily resulting from higher-cost borrowings under our Revolving Credit Facility that have been utilized to fund repurchases of our lower-cost, fixed-rate convertible senior subordinated debentures (“Debentures”).  Our weighted average interest rate under our Revolving Credit Facility was 3.08% on December 31, 2008, which at present, is only slightly higher than the 2.875% fixed-rate we paid on the retired Debentures.  For 2009, interest costs under our Revolving Credit Facility will be variable based on changes in the market rates.

Other expense, net.  Other expense, net was $1.5 million in 2008, compared to $1.8 million in 2007.  Foreign exchange losses were $1.4 million higher in 2008 than in 2007; however, the increased losses were more than offset by a $1.2 million increase in our net gain on the retirement of our Debentures in 2008, as well as a $0.7 million reduction in minority interest expenses in the current year.

Income taxes.  Our effective tax rates decreased to 32.0% for the year ended December 31, 2008, compared to 36.3% for the year ended December 31, 2007, primarily due to a higher proportion of income being generated in lower tax jurisdictions.  Our Europe division tends to have a lower effective tax rate than our domestic operations.  In addition, in 2008 Europe benefitted from lower statutory rates in several countries, as well as having profitable operations in all territories.  Europe contributed 56% of our total income before taxes for the year ended December 31, 2008, as compared to 29% during the same period of the prior year.  During the fourth quarter of 2008, the U.S. Federal Research and Experimentation tax credit was extended to 2008.  Thus, we recorded the estimated full-year benefit of the R&E credit during the fourth quarter of 2008.

Comparison of the Years Ended December 31, 2007 and 2006 – Consolidated

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

Revenue by segment/division was as follows:

	Year Ended December 31,
	2006	2007	% change
	(In thousands)
Commercial	$356,534	$365,555	2.5%
Europe	244,262	319,886	31.0
State & Local Government	141,143	140,347	(0.6)
Federal Government	141,286	137,268	(2.8)
Enterprise Solutions	115,107	124,007	7.7
Inter-segment	(2,495)	(5,088)	n/m
Total revenue	$995,837	$1,081,975	8.6%

n/m = not meaningful

•                  Commercial division revenue increased during the comparable years due to a couple of new, large clients and engagement wins led by growth in our Boston, Washington D.C. and Seattle offices.  This division can be characterized in 2007 as providing stable contributions, but lacking significant growth.  Moving ahead, we are working to position this division to be more successful in gaining market share.

•                  $28.8 million of the $75.6 million increase in our Europe division revenue was due to favorable foreign currency fluctuations.  Additionally, Europe had another $2.7 million of incremental revenue from small acquisitions.  Excluding these items, our Europe division grew 18% resulting from strong sales of SAP implementation services in all of our major operating territories, and extending to Australia and New Zealand.  In the current year, Europe represents approximately 30% of our consolidated revenue, compared to 24% of consolidated revenue in 2006.  For the first time in our history, during the last quarter of 2007, Europe was our largest division for that period.

•                  State & Local Government division revenue growth for 2007 was driven by incremental revenue from the Pennsylvania Turnpike Commission project that began in mid-2006.  However, these gains were more than tempered by a decreasing level of services provided to the City of New Orleans during 2007, which resulted in current year revenues that were almost half of 2006 revenues earned from the City of New Orleans.  For 2008, we have realigned this division on a regional basis and plan to emphasize repeatable solutions to stimulate additional growth opportunities.

•                  The continued revenue decrease in our Federal Government division is due to a very difficult governmental spending environment, illustrated by funding delays for information technology initiatives.  Over the past two years, we have had a couple of our larger, long-term Federal contracts expire that we have not been able to replace with similar duration contracts.  In 2007, this division focused on qualifying for prime contractor bidding status.  When achieved, prime contractor bidding status will increase our growth opportunities.

•                  Over half of the growth in total revenue in our Enterprise Solutions division, or $4.8 million during the year ended December 31, 2007, was related to an acquisition completed in September 2007.  Excluding that acquisition, our Enterprise Solutions division grew over 3% in 2007, compared to 2006.  Software-related services, primarily for SAP products, are up approximately 7% this year; however, this was partially offset by reduced product commission revenue.  Our sales of IBM products have slowed as customers have delayed their orders for some IBM product lines that are in the process of turning over.  We expect our product commission revenues to improve once the new products are released.

Gross Profit.  In total, our gross profit margin improved 30 basis points to 27.0% for the year ended December 31, 2007, compared to 26.7% for the same period in 2006.  Gross profit margin on consulting services revenue, which grew by 130 basis points, accounted for the increase.  The increase in gross profit margin reflects a strong consulting services margin improvement in our Enterprise

Solutions, Europe and Commercial divisions, which increased by 410 basis points, 260 basis points and 100 basis points, respectively.  Additionally, Europe’s consulting services projects typically have higher gross profit margins compared to similar domestic projects.  With Europe delivering a higher percentage of our consolidated revenues, our gross profit margins increase more than if the same revenue was generated domestically.  Offsetting the above consulting services margin increases were decreases in consulting services margins of 140 basis points and 80 basis points in our State & Local Government and Federal Government divisions, respectively.  The decrease in gross profit margin on other revenue to 40.5% for the year ended December 31, 2007, from 54.9% for the year ended December 31, 2006, was due to reduced margins on software sales primarily in our Europe division, as well as a decrease in high-margin product commission revenue in our Enterprise Solutions division.

Selling, general and administrative.  As a percentage of revenue, SG&A expenses improved slightly to 21.5% for the year ended December 31, 2007, compared to 21.6% for the year ended December 31, 2006.  Our Europe and State & Local Government divisions led the improvement for the current year with 150 basis point and 130 basis point improvements, respectively, and was aided by more modest decreases in the Enterprise Solutions and Commercial divisions.

Operating income.  As a result of the improved total gross profit margin and the slightly reduced SG&A expenses as a percentage of revenue, our operating income improved 50 basis points to 5.0% for the year ended December 31, 2007, compared to 4.5% for the year ended December 31, 2006.

Operating income by segment/division was as follows:

	Year Ended December 31,		%	2006 % of	2007 % of
	2006	2007	change	revenue*	revenue*
	(In thousands)
Commercial	$24,782	$29,034	17.2%	7.0%	7.9%
Europe	13,087	19,455	48.7	5.4	6.1
State & Local Government	11,657	12,342	5.9	8.3	8.8
Federal Government	14,024	11,031	(21.3)	9.9	8.0
Enterprise Solutions	8,266	11,361	37.4	7.2	9.2
Corporate expenses	(20,846)	(22,883)	(9.8)	(2.1)	(2.1)
Total	50,970	60,340	18.4%	5.1	5.6
Amortization of intangibles	(5,930)	(5,820)		(0.6)	(0.6)
Operating income	$45,040	$54,520		4.5%	5.0%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  Commercial division operating income percentage for the current year increased as a large, low-margin fixed-priced project ended in late 2006 and our newer engagements have been yielding slightly better margins.

•                  European division operating income improved primarily due to a reduction in SG&A expenses as a percentage of revenue that was attained from operating leverage achieved on higher revenue volumes.  The improvement in SG&A as a percentage of revenue was partially offset by a 70 basis point decrease in gross margin in 2007.   Although consulting services margins improved by 260 basis points in 2007 as Europe continued to shift toward more higher-margin services, this was more than offset by decreased margins on other revenue.  Margins decreased on other revenue due to lower sales of proprietary software products, as well as pricing pressures on our resale of third-party software products.

•                  State & Local Government operating income improved in 2007 compared to 2006 primarily related to $1.4 million in reduced SG&A expenses, which more than offset the decrease in gross profit margin on consulting services in this division.

•                  Federal Government division operating income for 2007 was hurt by lower utilization and some low-margin fixed-price projects, as well as increased SG&A expenses for sales and operations infrastructure enhancements.

•                  Enterprise Solutions operating income improved considerably given the completion of several low gross profit projects earlier in the current year, as well as improved project delivery.  Our improvement in consulting services margins was partially offset by decreased contributions from product commissions in 2007. Additionally, their reduction in SG&A expenses as a percentage of revenue also contributed to the improved operating income margin.

Other income (expense), net.  Other expense, net was $1.8 million in 2007, compared to other income, net of $0.4 million in 2006.  Minority interest expense increased $1.6 million in 2007 as compared to 2006 and foreign currency transaction activity was a net loss of $1.0 million for the year ended December 31, 2007, compared to a net gain of $0.4 million for the prior year.  These increased expenses were partially offset by a gain on the retirement of our Debentures of $0.9 million.

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

Liquidity and Capital Resources

At December 31, 2008, we had $168.0 million of working capital and a current ratio of 2.2:1, compared to working capital of $175.8 million and a current ratio of 2.1:1 at December 31, 2007.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow, proceeds from the sale of our common stock, and our available Revolving Credit Facility will be sufficient to finance our working capital needs through at least the next year.

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$44,805	$22,676	$90,928
Investing activities	(21,031)	(33,650)	(22,237)
Financing activities	(32,991)	6,097	(48,689)
Effect of foreign exchange rates on cash	1,875	3,275	(2,870)
Net increase (decrease) in cash and cash equivalents	$(7,342)	$(1,602)	$17,132

Our balance of cash and cash equivalents was $48.8 million at December 31, 2008, compared to a balance of $31.7 million at December 31, 2007.  Typically, most of our cash balance is maintained by our European subsidiaries and our domestic cash balances are used daily to reduce our outstanding balance on our Revolving Credit Facility.  From time-to-time, as permitted under tax regulations, we may engage in short-term loans between our U.S. parent company and our foreign subsidiaries.

Operating activities.  Total accounts receivable decreased to $235.1 million at December 31, 2008, from $269.1 million at December 31, 2007, primarily due to improved collection efforts in the current year end, as evidenced by our total accounts receivable day’s sales outstanding (“DSO”) of 72 days at December 31, 2008, compared to 78 days at December 31, 2007.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control, and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable balance from the City of New Orleans (the “City”) was approximately $9 million at December 31, 2008, down from $17 million at December 31, 2007.  Of our outstanding receivable balance from the City at December 31, 2008, a substantial amount related to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and FEMA on the remaining balance.  In addition, we continue to provide a variety of services to the City and based on our communications with the City, we believe we will be able to collect the balance in full.

Accrued compensation and related liabilities increased to $62.4 million at December 31, 2008, from $54.8 million at December 31, 2007, due to increased payroll levels in Europe.  Additionally, these balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At December 31, 2008, there were 8 days of unpaid wages, compared to 5 days of unpaid wages at December 31, 2007.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Other accrued expenses and liabilities decreased to $26.2 million at December 31, 2008, from $32.8 million at December 31, 2007, partially due to the settlement of our cross-currency interest rate swaps during the current year, which had an unrealized loss of $4.4 million on our balance sheet at December 31, 2007.  Additionally, other accrued payables, such as subcontractor expenses were down between the comparable periods.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $7.8 million for acquisitions during the year ended December 31, 2008, compared to $22.3 million and $9.9 million for the years ended December 31, 2007 and 2006, respectively.  Spending on property and equipment increased to $14.7 million in 2008, compared to $13.2 million and $10.6 million in 2007 and 2006, respectively.  During 2007, we sold an aircraft acquired in the Novasoft AG acquisition in 2004 for $1.9 million.  In January 2009, we used $4.7 million to acquire Iteamic Pvt. Ltd., a Bangalore, India-based IT services company providing integrated business and technology solutions to established and emerging companies in the United States, Europe and Asia.

Financing activities.  Typically, our most significant financing activities consist of the gross borrowings and repayments on our long-term bank debt.  During the year ended December 31, 2008, we had net borrowings of $109.0 million, compared to net borrowings of $38.3 million for the year ended December 31, 2007, and net repayments of $23.9 million for the year ended December 31, 2006.  The net borrowings in 2008 have primarily been used to retire all of our Debentures.  During the year ended December 31, 2008, we used $149.5 million of cash for this purpose, compared to $22.1 million for the year ended December 31, 2007, for gains on retirement of debt of approximately $2.1 million in 2008 and $0.9 million in 2007.  Additional financing activity inflows consist of sales of stock under our employee stock purchase plan and the exercise of employee stock options.  The cash provided by sales of stock under our employee stock purchase plan and options exercised was $4.0 million for the year ended December 31, 2008, compared to $5.6 million and $4.9 million for the years ended December 31, 2007 and 2006, respectively.  In addition to payments on our long-term bank debt, our other primary financing activity outflow typically includes the purchase of treasury stock.  We repurchased $8.1 million of common stock into treasury during the year ended December 31, 2008, compared to $15.3 million and $8.1 million for the years ended December 31, 2007 and 2006, respectively.  In 2008, we also had an outflow of $4.3 million related to the settlement of cross-currency interest rate swaps, compared to similar settlement outflows of $0.3 million and $6.1 million in 2007 and 2006, respectively.  At December 31, 2008, we had authorization for the repurchase of an additional $5.5 million of our common stock under our current repurchase plan.  We may continue to use cash to repurchase our common stock (subject to limitations under our Revolving Credit Facility discussed below).

Convertible Senior Subordinated Debentures.  In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Debentures due to mature in December 2023.  Under the Debentures, holders had the ability to require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  Due to our stock price and market interest rates over the past 18 months, we began to repurchase the Debentures in late 2007 in anticipation that we would be required to repurchase any remaining Debentures on December 15, 2008.  During 2007, we repurchased and retired $23.0 million of our Debentures, leaving $152.0 million outstanding at December 31, 2007.  We paid $22.1 million to repurchase Debentures in 2007 resulting in a gain of $0.9 million.  During 2008, we repurchased the remaining $152.0 million, with the final repurchase occurring on December 15, 2008, upon the election of the holders.  We paid $149.5 million to repurchase these Debentures in 2008 resulting in a net gain of $2.1 million.

Revolving Credit Facility — On February 11, 2008, we entered into a $200.0 million senior secured reducing revolving credit facility, with several financial institutions as lenders and Wells Fargo as administrative agent (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced our previous $60.0 million bank line of credit and refinanced all amounts outstanding thereunder.  The credit available under the Revolving Credit Facility can be used for our working capital and general corporate purposes, and during 2008, this included the repurchase of our Debentures.  The Revolving Credit Facility is secured by substantially all of our assets.

Beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining maximum credit available will terminate and all outstanding balances must be repaid in full.  Additionally, the Revolving Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds resulting from specified events such as asset dispositions, event of loss, issuance or incurrence of indebtedness and issuance of equity, subject in each case to specified thresholds and other exceptions.  On February 25, 2009, we completed an offering for the sale of 8,000,000 shares of CIBER, Inc. common stock at $2.75 per share.  Net proceeds from the sale totaled approximately $20.6 million after commissions and expenses and were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility as required.  The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility to approximately $179.4 million.  Additionally, the underwriters have a 30-day option to purchase up to an additional 1,000,000 shares from us at the public offering price of $2.75 per share less the underwriting discount.  Any future net proceeds that we receive from the underwriters’ option would also go to repay a portion of the outstanding borrowings under the Revolving Credit Facility and would further reduce the amount available under the Revolving Credit Facility.

At our choice, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London Interbank Offered Rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At December 31, 2008, our weighted average interest rate on our outstanding borrowings was 3.08%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  During the period of 2008 that our Debentures remained outstanding, we also incurred a facility fee of 0.15% on the entire amount of the commitment.

The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Revolving Credit Facility also contains certain financial covenants, including a maximum consolidated total leverage ratio (Total Debt divided by EBITDA) of 3.25 to 1.00, a maximum senior leverage ratio (Total Debt excluding Debentures divided by EBITDA) of 1.50 to 1.00, a minimum interest coverage ratio (net income plus net interest expense (“EBIT”) divided by interest expense) of  3.50 to 1.00 and a minimum liquidity percentage (Total Liquidity divided by outstanding Debentures) of 100% to 115%.  Certain elements of these ratios are defined below:

•                  Total Debt includes borrowings under our Revolving Credit Facility, any foreign bank debt and our term loans with Wells Fargo, plus the face amount of any outstanding Letters of Credit.  This included our Debentures during 2008.

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

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of December 31, 2008; however, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance at future quarter ends.  Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring through at least December 31, 2009.  At December 31, 2008, we had the ability to borrow an additional $2.4 million under the Revolving Credit Facility without violating the financial covenants.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

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

The following table is a summary of our contractual obligations as of December 31, 2008:

	Payments due by period
	Total	2009	2010-2011	2012-2013	Thereafter
	(In thousands)
Principal payments on long-term debt(1)	$167,712	$2,002	$165,710	$—	$—
Interest payments on long-term debt(2)	9,656	5,057	4,599	—	—
Operating leases(3)	89,804	24,013	32,992	16,036	16,763
Purchase obligations	606	275	183	148	—
Total(4)	$267,778	$31,347	$203,484	$16,184	$16,763

(1)   On February 25, 2009, we completed an offering for the sale of 8,000,000 shares of CIBER, Inc. common stock at $2.75 per share.  Net proceeds from the sale totaled approximately $20.6 million after commissions and expenses and were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility as required.  The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility to approximately $179.4 million.  Additionally, the underwriters have a 30-day option to purchase up to an additional 1,000,000 shares from us at the public offering price of $2.75 per share less the underwriting discount.  Any future net proceeds that we receive from the underwriters’ option would also go to repay a portion of the outstanding borrowings under the Revolving Credit Facility and would further reduce the amount available under the Revolving Credit Facility.

(2)  Interest payments were calculated based on terms of the related agreements and effective interest rates as of December 31, 2008, for our fixed and variable rate borrowings.

(3)  Includes operating leases for all office locations, automobiles and office equipment.

(4)  We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007.  At December 31, 2008, we had gross unrecognized tax benefits of $3.3 million, all of which is expected to be paid after one year.  We are unable to make a reasonably reliable estimate as to when a cash settlement with the appropriate taxing authority may occur; as such, our unrecognized tax benefits are not included in the table above.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.  This standard also requires changes to certain presentation and disclosure requirements.  SFAS No. 160 is effective for our fiscal year beginning on January 1, 2009.  The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. We are currently evaluating the future impact and required disclosures of this standard.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and the embedded conversion option (i.e., the equity component) in a manner that reflects the entity’s nonconvertible debt borrowing rate.  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings as additional non-cash interest expense over the convertible debt’s expected life using the effective interest method.  The FSP is effective for our fiscal year beginning on January 1, 2009, and will be applied retrospectively to all periods presented.  This FSP changes the historical accounting treatment for our Debentures even though all of our Debentures were repurchased and retired prior to December 31, 2008.  The adoption of this FSP on January 1, 2009, will have the following impact on our net income and diluted earnings per share for 2007 and 2008 reported in future periods as a result of the required retrospective application:

	Year Ended December 31,
	2007	2008
	(In thousands)
Net income, as reported	$29,026	$29,956
Impact of the FSP	(5,075)	(3,072)
Net income, revised	$23,951	$26,884

Earnings per share — basic and diluted, as reported	$0.47	$0.50
Impact of the FSP	(0.08)	(0.05)
Earnings per share — basic and diluted, revised	$0.39	$0.45

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

Goodwill - At December 31, 2008, we had $439.1 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  In December 2008, we performed an interim test for goodwill impairment.  We considered the significant decline in our stock price, causing our market capitalization to fall significantly below our book value, as well as our competitors’ stock prices and market and economic conditions generally, to be indicative of a triggering event for the impairment test.  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in the Notes to our Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Our most recent interim goodwill impairment analysis, which was performed during December 2008, did not result in an impairment charge.  The forecasts utilized in the discounted cash flow analysis as part of our December 2008 interim impairment test assumes future growth in each of our reporting units during the next five years and beyond.  Our Federal and Enterprise Solutions business units had decreases in their operating income or losses during 2008. We expect this trend to change in future periods based on developments in these businesses in recent periods.  If these business units can’t obtain, or are not expected to obtain the projected levels of profitability, future impairment tests may result in an impairment charge.

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

Allowance for doubtful accounts receivable - We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2008, we had gross accounts receivable of $239.5 million and our allowance for doubtful accounts was $4.4 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectability each month.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Fortune 1000 companies and governments.  During 2008, as global economic conditions worsened, we experienced an unusually high number of client bankruptcies and financial difficulties.  Our bad debt expense increased to $7.0 million in 2008 as compared to $0.8 million in 2007.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  At December 31, 2008, our outstanding accounts receivable balance from the City of New Orleans (the “City”) was approximately $9 million, down from $17 million at December 31, 2007.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and FEMA on the remaining balance.  In addition, we continue to provide a variety of services to the City and based on our communications with the City, we believe we will be able to collect the balance in full.  Therefore, we have not provided for any reserves related to this balance at December 31, 2008.  We cannot be assured that we will be 100% successful in our collection efforts.  Should the City’s financial condition deteriorate or should other information arise in the future to indicate that we may not be paid in full, we would have to provide for an appropriate reserve at such time.

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

During 2008, 36.1%, or $429.8 million of our total revenue was attributable to our foreign operations.  Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 3.6%, or $43.0 million.  A portion of this fluctuation would be offset by expenses incurred in local currency.  Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies.  Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge, both of which are recorded within “accumulated other comprehensive income” on the Consolidated Balance Sheet.  At December 31, 2008, we had no outstanding net investment hedges.

We manage credit risk related to our net investment hedges through careful selection of the financial institution utilized as the counterparty. Our exposure to changes in interest rates arises primarily because our indebtedness under our Revolving Credit Facility has a variable interest rate.  At December 31, 2008, our outstanding borrowings under Revolving Credit Facility were $165.7 million and our weighted average interest rate was 3.08%.  Assuming $166.0 million of outstanding debt, a 1% increase in interest rates would result in approximately $1.7 million of additional interest expense.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2006, 2007 and 2008
Consolidated Balance Sheets — December 31, 2007 and 2008
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2006, 2007 and 2008
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2007 and 2008
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CIBER, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 5, 2009

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Consulting services	$938,568	$1,024,172	$1,133,233
Other revenue	57,269	57,803	58,334
Total revenue	995,837	1,081,975	1,191,567

Cost of consulting services	703,910	755,115	829,806
Cost of other revenue	25,848	34,401	37,281
Selling, general and administrative expenses	215,109	232,119	264,268
Amortization of intangible assets	5,930	5,820	6,274
Operating income	45,040	54,520	53,938
Interest income	718	854	1,253
Interest expense	(8,002)	(8,050)	(9,605)
Other income (expense), net	350	(1,750)	(1,502)
Income before income taxes	38,106	45,574	44,084
Income tax expense	13,371	16,548	14,128
Net income	$24,735	$29,026	$29,956

Earnings per share — basic	$0.40	$0.47	$0.50

Earnings per share — diluted	$0.40	$0.47	$0.50

Weighted average shares — basic	61,925	61,207	60,092

Weighted average shares — diluted	62,357	61,924	60,389

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$31,717	$48,849
Accounts receivable, net of allowances of $2,058 and $4,411, respectively	269,070	235,066
Prepaid expenses and other current assets	24,032	20,633
Deferred income taxes	9,384	4,883
Total current assets	334,203	309,431

Property and equipment, at cost	73,073	80,360
Less accumulated depreciation	(45,776)	(52,988)
Property and equipment, net	27,297	27,372

Goodwill	457,845	439,147
Other intangible assets, net	17,832	10,666
Other assets	11,936	10,904
Total assets	$849,113	$797,520

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$9,108	$2,002
Accounts payable	35,538	35,373
Accrued compensation and related liabilities	54,837	62,437
Deferred revenue	20,682	13,591
Income taxes payable	5,447	1,874
Other accrued expenses and liabilities	32,811	26,166
Total current liabilities	158,423	141,443

Debentures	152,000	—
Long-term bank debt	49,810	165,710
Deferred income taxes	31,857	34,288
Total liabilities	392,090	341,441

Minority interest	2,464	3,649
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 shares issued	647	647
Additional paid-in capital	272,000	275,384
Retained earnings	180,613	209,271
Accumulated other comprehensive income (loss)	30,583	(983)
Treasury stock, 3,958 and 4,620 shares, at cost	(29,284)	(31,889)
Total shareholders’ equity	454,559	452,430
Total liabilities and shareholders’ equity	$849,113	$797,520

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at January 1, 2006	64,705	$647	(2,658)	$(21,086)	$267,743	$130,182	$(879)	$376,607
Net income	—	—	—	—	—	24,735	—	24,735
Loss on net investment hedge, net of $2,353 tax	—	—	—	—	—	—	(3,820)	(3,820)
Foreign currency translation	—	—	—	—	—	—	20,055	20,055
Comprehensive income								40,970
Employee stock purchases and options exercised	—	—	928	7,122	—	(2,203)	—	4,919
Tax benefit from exercise of stock options	—	—	—	—	222	—	—	222
Share-based compensation	—	—	28	214	1,338	(33)	—	1,519
Purchases of treasury stock	—	—	(1,250)	(8,115)	—	—	—	(8,115)
Balances at December 31, 2006	64,705	647	(2,952)	(21,865)	269,303	152,681	15,356	416,122
Net income	—	—	—	—	—	29,026	—	29,026
Loss on net investment hedge, net of $1,796 tax	—	—	—	—	—	—	(3,140)	(3,140)
Foreign currency translation	—	—	—	—	—	—	18,367	18,367
Comprehensive income								44,253
Acquisition consideration	—	—	122	910	—	57	—	967
Employee stock purchases and options exercised	—	—	917	6,779	—	(1,150)	—	5,629
Tax benefit from exercise of stock options	—	—	—	—	313	—	—	313
Share-based compensation	—	—	30	224	2,384	(1)	—	2,607
Purchases of treasury stock	—	—	(2,075)	(15,332)	—	—	—	(15,332)
Balances at December 31, 2007	64,705	647	(3,958)	(29,284)	272,000	180,613	30,583	454,559
Net income	—	—	—	—	—	29,956	—	29,956
Gain on net investment hedge, net of $54 tax	—	—	—	—	—	—	89	89
Foreign currency translation	—	—	—	—	—	—	(31,655)	(31,655)
Comprehensive loss								(1,610)
Employee stock purchases and options exercised	—	—	757	5,289	(4)	(1,255)	—	4,030
Tax benefit from exercise of stock options	—	—	—	—	121	—	—	121
Share-based compensation	—	—	31	215	3,267	(43)	—	3,439
Purchases of treasury stock	—	—	(1,450)	(8,109)	—	—	—	(8,109)
Balances at December 31, 2008	64,705	$647	(4,620)	$(31,889)	$275,384	$209,271	$(983)	$452,430

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2007	2008
Operating activities:
Net income	$24,735	$29,026	$29,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,187	11,872	12,519
Amortization of intangible assets	5,930	5,820	6,274
Deferred income tax expense	5,590	5,505	5,168
Provision for doubtful receivables	3,129	831	6,965
Share-based compensation expense	1,519	2,607	3,439
Other, net	207	2,669	1,327
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,246)	(32,318)	16,527
Other current and long-term assets	(6,273)	(2,110)	(1,895)
Accounts payable	8,235	(7,166)	1,860
Accrued compensation and related liabilities	(2,497)	8,423	11,641
Other accrued expenses and liabilities	(2,452)	(3,970)	(3,792)
Income taxes payable/refundable	5,741	1,487	939
Net cash provided by operating activities	44,805	22,676	90,928

Investing activities:
Acquisitions, net of cash acquired	(9,854)	(22,342)	(7,790)
Purchases of property and equipment, net	(10,579)	(13,172)	(14,680)
Proceeds from sale of property and equipment	—	1,864	—
Other, net	(598)	—	233
Net cash used in investing activities	(21,031)	(33,650)	(22,237)

Financing activities:
Borrowings on long-term bank debt	385,771	378,965	619,850
Payments on long-term bank debt	(409,692)	(340,694)	(510,829)
Retirement of debentures	—	(22,113)	(149,495)
Employee stock purchases and options exercised	4,919	5,629	4,030
Purchases of treasury stock	(8,115)	(15,332)	(8,109)
Excess tax benefits from share-based compensation	222	323	148
Settlement of cross-currency interest rate swap	(6,112)	(339)	(4,280)
Other, net	16	(342)	(4)
Net cash provided by (used in) financing activities	(32,991)	6,097	(48,689)
Effect of foreign exchange rate changes on cash and cash equivalents	1,875	3,275	(2,870)
Net increase (decrease) in cash and cash equivalents	(7,342)	(1,602)	17,132
Cash and cash equivalents, beginning of year	40,661	33,319	31,717
Cash and cash equivalents, end of year	$33,319	$31,717	$48,849

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

CIBER, Inc. and its subsidiaries, collectively, are an international, diversified, system integration and information technology (“IT”) services consulting firm.  Our services are offered on a project or strategic staffing basis, in both custom and enterprise resource planning (“ERP”) package environments, and across all technology platforms, operating systems and infrastructures.  To a lesser extent, we resell certain third-party IT hardware and software products.  Our clients consist primarily of governmental agencies and Fortune 1000 and middle market companies across most major industries.  Founded in 1974, we operate in a geographically-based business model, with our consultants serving clients from over 100 offices in 18 countries.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries (together “CIBER,” “the Company,” “we,” “our,” or “us”).  All material inter-company balances and transactions have been eliminated.  Certain amounts reported in 2006 and 2007 have been reclassified to conform to the 2008 presentation.  These reclassifications have no effect on our previously reported net income or stockholders’ equity.

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

Other revenue includes resale of third-party IT hardware and software products, sales of proprietary software and commissions on sales of IT products.  Some software sales arrangements also include implementation services and/or post-contract customer support.  In such multi-element arrangements, if the criteria are met, revenue is recognized based on the vendor specific objective evidence of the fair value of each element.  Software support revenue is recognized ratably over the term of the related agreement.  Revenue related to the sale of IT products is generally recognized when the products are shipped or, if applicable, when delivered and installed in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.

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

(e) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased.  Substantially all of our cash balance at December 31, 2007 and 2008 was held by our European subsidiaries.

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

(h) Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the estimated fair value assigned to the net assets acquired.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In December 2008, we performed an interim test for goodwill impairment.  We considered the significant decline in our stock price, causing our market capitalization to fall significantly below our book value, as well as our competitors’ stock prices and market and economic conditions generally, to be indicative of a triggering event for the impairment test.  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in Note 12 to the Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.  Our goodwill impairment tests did not result in any impairment in 2006, 2007 or 2008.

Other intangible assets arise from business combinations and consist primarily of customer relationships that are amortized, on a straight-line basis, over periods of up to seven years.

(i) Capitalized Software Development Costs

For software we intend to sell, we capitalize internal software development costs from the time technological feasibility is established.  Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value.  At December 31, 2007 and 2008, unamortized software development costs were $2.6 million and $1.6 million, respectively, and are included in “other assets” on the Consolidated Balance Sheet.  Amortization of the capitalized software costs began in 2007 and will occur over the software’s estimated useful life of 36 months.  Amortization of approximately $820,000 and $1.0 million was recorded in 2007 and 2008, respectively, and was included in cost of product sales in the Consolidated Statement of Operations.

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

(k) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards.  Deferred tax amounts are based on enacted tax rates expected to be in effect during the year in which the differences reverse.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Deferred tax assets and liabilities are classified as current and non-current amounts based on the financial statement classification of the related asset and liability.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  We use a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in an income tax return.  We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step involves measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

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

(l) Financial Instruments

Periodically, we enter into cross-currency swap arrangements with a financial institution to partially hedge the net assets of certain foreign operations (“net investment hedges”) and offset the foreign currency translation and economic exposures related to our investments in these foreign operations.  We consider the net investment hedges to be effective hedges with gains/losses recorded as part of shareholders’ equity.  Increases and decreases in the net investment in our subsidiaries due to foreign exchange volatility will be partially offset by foreign exchange losses and gains from the net investment hedge, both of which are recorded within “accumulated other comprehensive income” on the Consolidated Balance Sheet.  At December 31, 2008, we had no outstanding net investment hedges.

We manage credit risk related to our net investment hedges through careful selection of the financial institution utilized as the counterparty.

(m) Foreign Currency

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

(n) Share-Based Compensation

We record share-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of these awards.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of compensation expense to be reported as a financing cash flow, rather than as an operating cash flow.

Share-based compensation cost is recognized, as appropriate, in either Cost of Consulting Services or in Selling, General and Administrative Expense in the Consolidated Statement of Operations.  The table below summarizes the amounts recorded in the Consolidated Statement of Operations for share-based compensation:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Cost of consulting services	$481	$534	$769
Selling, general and administrative expense	1,038	2,073	2,670
Total share-based compensation cost before taxes	1,519	2,607	3,439
Income tax benefit related to share-based compensation	(283)	(646)	(833)
Total share-based compensation included in net income	$1,236	$1,961	$2,606

(o) Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Minority interest expense	$(304)	$(1,917)	$(1,262)
Foreign currency transaction gains (losses), net	365	(1,021)	(2,459)
Gain from the sale of IBM staffing operation	280	271	—
Gain on retirement of convertible senior subordinated debentures	—	887	2,135
Other	9	30	84
Other income (expense), net	$350	$(1,750)	$(1,502)

(p) Fair Value of Financial Instruments

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature.  The book values of the borrowings under our senior secured reducing revolving credit facility and our other bank debt approximate their fair values due to either their variable interest rates or their short-term nature.

(q) Business and Credit Concentrations

Financial instruments that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable.  Our cash and cash equivalents are in high-credit quality short-term investments and held by financial institutions.  Accounts receivable are reviewed on a periodic basis and an allowance for bad debts is recorded where such amounts are determined to be uncollectible.  We do not require collateral from our customers.  Our revenue and accounts receivable are principally concentrated with large companies across several industries and governmental entities located throughout the United States and Europe.

(r) Contingencies

We are routinely involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business.  Although, the outcome of such matters is not predictable with assurance, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition.  However, depending on the amount and timing, an unfavorable outcome of any such matters could possibly materially affect our future results of operations or cash flow in any particular period.

(s) Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On January 1, 2008, we adopted SFAS No. 157 and there was no material impact to our consolidated financial position or results of operations upon adoption.  On January 1, 2009, we will be required to adopt the provisions of FSP No. 157-2, and we are currently evaluating the potential impact that adoption of FSP No. 157-2 may have on our financial position and results of operations.

(t) Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially-owned consolidated subsidiaries and the loss of control of subsidiaries.  SFAS No. 160 changes the accounting and reporting for NCIs (previously referred to as minority interests) and requires the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.  It also requires that the amount of consolidated net income attributable to the parent and to the NCI be clearly identified and presented on the face of the consolidated statement of operations.  SFAS No. 160 is effective for our fiscal year beginning on January 1, 2009 and will be applied prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. We are in the process of reviewing and evaluating SFAS No. 160, and therefore the ultimate impact of its adoption is not yet known.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and the embedded conversion option (i.e., the equity component) in a manner that reflects the entity’s nonconvertible debt borrowing rate.  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings as additional non-cash interest expense over the convertible debt’s expected life using the effective interest method.  The FSP is effective for our fiscal year beginning on January 1, 2009, and will be applied retrospectively to all periods presented.  This FSP changes the historical accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”) even though all of our Debentures were repurchased and retired prior to December 31, 2008.  The adoption of this FSP on January 1, 2009, will have the following impact on our net income and diluted earnings per share for 2007 and 2008 reported in future periods as a result of the required retrospective application:

	Year Ended December 31,
	2007	2008
	(In thousands)
Net income, as reported	$29,026	$29,956
Impact of the FSP	(5,075)	(3,072)
Net income, revised	$23,951	$26,884

Earnings per share — basic and diluted, as reported	$0.47	$0.50
Impact of the FSP	(0.08)	(0.05)
Earnings per share — basic and diluted, revised	$0.39	$0.45

(2) Acquisitions

We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying Consolidated Financial Statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions — 2008

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

Additionally, in 2008, we purchased a minority shareholders’ interest in one of our European subsidiaries for a purchase price of approximately $2.8 million.

Acquisitions — 2007

On September 4, 2007, we acquired California-based Metamor Enterprise Solutions LLC (“Metamor”).  Metamor, which provided SAP software implementation services and was a reseller of SAP products, became part of our Enterprise Solutions division (formerly our U.S. ERP/Package Solutions division).  At the time of the acquisition, Metamor had approximately 100 SAP consultants.  The acquisition provided scale to our domestic SAP activities, where we previously had difficulty in locating SAP skilled employee resources.  The purchase price was approximately $16.4 million, including expenses, and was allocated as follows: $2.1 million to net tangible assets acquired, $1.3 million to other intangibles and $13.0 million to goodwill.

On October 12, 2007, our Europe division acquired a Swedish SAP consultancy with approximately 30 consultants for a total purchase price of approximately $4.2 million, which included approximately 122,000 shares of CIBER common stock valued at $967,000.  We acquired net tangible liabilities of approximately $100,000, other intangible assets of approximately $500,000 and recorded goodwill of approximately $3.8 million.

Additionally in 2007, we purchased a minority shareholders’ interest in one of our European subsidiaries for a purchase price of approximately $1.4 million.

Acquisitions — 2006

During the second quarter of 2006, we acquired two SAP consulting businesses in Europe for a total purchase price of approximately $7.4 million.  Approximately $5.3 million was paid during 2006 and approximately $2.1 million was expected to be paid in future annual periods.  We acquired net tangible assets of approximately $800,000, other intangible assets of approximately $900,000 and recorded goodwill of approximately $5.7 million.  These businesses were added to our Europe division.  Additional consideration of $1.1 million was paid in 2007.

In 2006, we purchased the outstanding 5% interest held by minority shareholders in our German subsidiary, Novasoft AG, for consideration of approximately $4.7 million, bringing our total ownership percentage to 100%.  We also incurred approximately $250,000 for additional expenses related to this final acquisition.  This increased our goodwill balance by approximately $1.9 million.

(3) Earnings per Share

Our computation of earnings per share — basic and diluted is as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except per share amounts)
Numerator:
Net income, as reported	$24,735	$29,026	$29,956
Denominator:
Basic weighted average shares outstanding	61,925	61,207	60,092
Dilutive effect of employee stock options	432	717	297
Diluted weighted average shares	62,357	61,924	60,389

Earnings per share - basic	$0.40	$0.47	$0.50
Earnings per share - diluted	$0.40	$0.47	$0.50

Dilutive securities are excluded from the computation in periods in which they have an antidilutive effect.  The average number of antidilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 5,798,000, 4,415,000 and 6,256,000 for 2006, 2007 and 2008, respectively.

(4) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2007	2008
	(In thousands)
Billed accounts receivable	$212,312	$183,415
Unbilled - scheduled billings	43,527	39,394
Costs and estimated earnings in excess of billings	15,289	16,668
	271,128	239,477
Less allowance for doubtful accounts	(2,058)	(4,411)
	$269,070	$235,066

The activity in the allowance for doubtful accounts consists of the following:

		Additions		Effect of
	Balance at	Charge		foreign	Balance
	beginning	to cost and	Deductions	exchange	at end
	of period	expense	Write-offs	rate changes	of period
	(In thousands)
Year ended December 31, 2006	$1,218	3,129	(1,416)	58	$2,989
Year ended December 31, 2007	$2,989	831	(1,800)	38	$2,058
Year ended December 31, 2008	$2,058	6,965	(4,337)	(275)	$4,411

(5) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2008
	(In thousands)
Computer equipment and software	$54,014	$60,281
Furniture and fixtures	10,164	10,956
Leasehold improvements and other	8,895	9,123
	73,073	80,360
Less accumulated depreciation	(45,776)	(52,988)
Property and equipment, net	$27,297	$27,372

(6) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Commercial	Europe	State & Local Government	Federal Government	Enterprise Solutions	Total
	(In thousands)
Balance at January 1, 2007	$134,248	$139,629	$42,220	$74,433	$41,356	$431,886
Acquisitions	—	4,866	86	—	12,983	17,935
Adjustments on prior acquisitions:
Acquired tax benefits realized	—	(2,238)	—	—	—	(2,238)
Other	387	—	(58)	(169)	—	160
Effect of foreign exchange rate changes	—	10,102	—	—	—	10,102
Balance at December 31, 2007	134,635	152,359	42,248	74,264	54,339	457,845
Acquisitions	—	7,744	—	—	—	7,744
Adjustments on prior acquisitions:
Acquired tax benefits realized	—	(3,191)	—	—	—	(3,191)
Other	748	—	—	—	—	748
Effect of foreign exchange rate changes	—	(23,999)	—	—	—	(23,999)
Balance at December 31, 2008	$135,383	$132,913	$42,248	$74,264	$54,339	$439,147

Other intangible assets are comprised of the following:

	Cost	Accumulated Amortization	Intangible Assets, Net
	(In thousands)
December 31, 2007
Noncompete agreements	$50	$(42)	$8
Customer relationships	39,977	(22,153)	17,824
	$40,027	$(22,195)	$17,832

December 31, 2008
Noncompete agreements	$50	$(50)	$—
Customer relationships	35,791	(25,125)	10,666
	$35,841	$(25,175)	$10,666

At December 31, 2008, our customer relationships have a weighted average remaining life of 2.0 years.  Amortization expense for future periods as estimated at December 31, 2008, consists of the following (in thousands):

Estimated Amortization Expense
Year ended December 31, 2009	$5,743
Year ended December 31, 2010	3,943
Year ended December 31, 2011	980

(7) Operating Leases

We have non-cancelable operating leases primarily for our office space, automobiles and office equipment. Expense for operating leases totaled approximately $17.5 million, $23.0 million and $25.4 million in 2006, 2007 and 2008, respectively.

Future minimum operating lease payments as of December 31, 2008, are (in thousands):

Rental Payments
2009	$24,013
2010	20,157
2011	12,835
2012	9,486
2013	6,550
Thereafter	16,763
$89,804

(8) Borrowings

Convertible Senior Subordinated Debentures.  In a private placement on December 2, 2003, we issued $175.0 million of 2.875% Debentures due to mature in December 2023.  Under the Debentures, holders had the ability to require us to repurchase their Debentures on December 15, 2008, 2010, 2013 and 2018, or at any time prior to their maturity in the case of certain events, at a repurchase price of 100% of their principal amount plus accrued interest.  Due to our stock price and market interest rates over the past 18 months, we began to repurchase the Debentures in late 2007 in anticipation that we would be required to repurchase any remaining Debentures on December 15, 2008.  During 2007, we repurchased and retired $23.0 million of our Debentures, leaving $152.0 million outstanding at December 31, 2007.  We paid $22.1 million to repurchase Debentures in 2007 resulting in a gain of $887,000.  During 2008, we repurchased the remaining $152.0 million, with the final repurchase occurring on December 15, 2008, upon the election of the holders.  We paid $149.5 million to repurchase these Debentures in 2008 resulting in a gain of $2.1 million.  Debenture holders required us to repurchase their Debentures on December 15, 2008, at a repurchase price of 100% of their principal amount plus accrued interest.

The Debentures were general unsecured obligations and were subordinated in right of payment to all of our indebtedness and other liabilities.  Interest was payable semi-annually in arrears on June 15 and December 15 of each year.  The Debentures were convertible at the option of the holder, upon the occurrence of certain events, into shares of our common stock at an initial conversion rate of 73.3138 shares per $1,000 principal amount of Debentures, which was equivalent to an initial conversion price of approximately

$13.64 per share, subject to adjustments.  In 2005, we made an irrevocable election to settle in cash and not in shares 100% of the principal amount of the Debentures surrendered for conversion.  As a result, upon conversion we planned to deliver cash in lieu of our common stock.

Revolving Credit Facility — On February 11, 2008, we entered into a $200 million senior secured reducing revolving credit facility, with several financial institutions as lenders and Wells Fargo as administrative agent (the “Revolving Credit Facility”).  The Revolving Credit Facility replaced our previous $60 million bank revolving line of credit and refinanced all amounts outstanding thereunder.  The Revolving Credit Facility is secured by substantially all of our assets.  Beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining maximum credit available will terminate and all outstanding balances must be repaid in full.  Additionally, the Revolving Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds resulting from specified events such as asset dispositions, event of loss, issuance or incurrence of indebtedness and issuance of equity, subject in each case to specified thresholds and other exceptions.  See Note 15 to the Consolidated Financial Statements for a discussion of net proceeds received from an equity offering and issuance that occurred subsequent to year end.  The net proceeds from the sale reduced the amount available to us under the Revolving Credit Facility to approximately $179.4 million.

At our choice, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London Interbank Offered Rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At December 31, 2008, our weighted average interest rate on our outstanding borrowings was 3.08%.  We are also required to pay a fee on the unused portion of the Revolving Credit Facility that ranges from 0.20% to 0.50%.  During the period of 2008 that our Debentures remained outstanding, we also incurred a facility fee of 0.15% on the entire amount of the commitment.

The Revolving Credit Facility contains certain financial covenants, including a maximum consolidated total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a minimum liquidity percentage.  We are required to be in compliance with the financial covenants at the end of each quarter, and we were in compliance with these financial covenants as of December 31, 2008; however, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance at future quarter ends.  Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring through at least December 31, 2009.  The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.

The Revolving Credit Facility provides for the issuance of letters of credit and any outstanding letters of credit reduce the maximum available borrowings under the Revolving Credit Facility.  At December 31, 2008, we had approximately $1.0 million of outstanding letters of credit and borrowings of $165.7 million.  At December 31, 2008, we had the ability to borrow an additional $2.4 million under the Revolving Credit Facility without violating the financial covenants.

The estimated fair value of our amounts outstanding under the Revolving Credit Facility as of December 31, 2008, is $158.2 million and is determined in accordance with the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  We estimated the fair value of the Revolving Credit Facility by discounting expected future cash flows using estimated interest rate spreads currently available for a credit facility with similar terms and maturity to our existing outstanding borrowings.  The outstanding borrowings are recorded in our financial statements at the carrying value of $165.7 million.

Bank Debt — Bank debt consisted of the following (dollars in thousands):

	December 31,
	2007	2008
Bank line of credit	$49,516	$—
Revolving Credit Facility	—	165,710
Loan payable in monthly installments of $136 (including principal and interest), at a fixed interest rate of 7.11%, maturing November 2009	2,913	1,442
Loan payable in monthly installments of $204 (including principal and interest), at a fixed interest rate of 7.48%, maturing November 2008	2,159	—
Foreign bank term loan, interest rate of 5.50%	2,807	—
Revolving foreign bank loan, interest rate of 5.95%	1,263	—
Other	260	560
Total bank debt	58,918	167,712
Less current portion	(9,108)	(2,002)
Long-term bank debt	$49,810	$165,710

Maturities — Maturities of long-term debt were determined to be as follows (in thousands):

Amount Maturing
2009	$2,002
2010	25,710
2011	140,000
$167,712

(9) Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Current:
Federal	$1,190	$5,282	$1,520
State and local	1,234	1,969	1,016
Foreign	5,357	3,792	6,424
	7,781	11,043	8,960
Deferred:
Federal	6,167	3,453	3,745
State and local	1,362	697	1,121
Foreign	(1,939)	1,355	302
	5,590	5,505	5,168
Income tax expense	$13,371	$16,548	$14,128

U.S. and foreign income before income taxes are as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
United States	$27,732	$31,515	$18,367
Foreign	10,374	14,059	25,717
Income before income taxes	$38,106	$45,574	$44,084

Income tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Income tax expense at the federal statutory rate of 35%	$13,337	$15,951	$15,429
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1,687	1,733	1,389
Non-deductible other costs	929	965	1,282
Federal research credit	(1,185)	(1,684)	(1,586)
Impact of foreign taxes	(232)	226	(2,275)
Prior year return adjustments	(1,022)	(100)	42
Other	(143)	(543)	(153)
Income tax expense	$13,371	$16,548	$14,128

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2007	2008
	(In thousands)
Deferred tax assets:
Accrued expenses	$4,386	$5,092
Federal tax credit carryforwards	5,841	7,168
U.S. net operating loss (“NOL”) carryforwards	1,743	1,545
Foreign NOL carryforwards	8,811	5,990
Other	4,538	2,330
Total gross deferred tax assets	25,319	22,125
Less valuation allowance for foreign NOL carryforwards	(6,758)	(5,990)
Deferred tax assets, net	18,561	16,135
Deferred tax liabilities:
Intangible assets	(38,590)	(43,204)
Other	(1,591)	(1,835)
Total gross deferred tax liabilities	(40,181)	(45,039)
Net deferred tax liability	$(21,620)	$(28,904)

Balance sheet classification of deferred taxes:
Deferred tax asset — current	$9,384	$4,883
Deferred tax asset — long-term	853	705
Deferred tax liability — current	—	(204)
Deferred tax liability — long-term	(31,857)	(34,288)
Net deferred tax liability	$(21,620)	$(28,904)

Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the net deferred tax assets.

At December 31, 2008, we have approximately $4.5 million of NOL carryforwards for U.S. Federal tax purposes resulting from acquisitions.  Annual usage of these U.S. NOL carryforwards is limited under U.S. tax rules, however, they do not begin to expire until 2022.  There is no valuation allowance for U.S. NOL carryforwards as we expect to fully utilize them.  At December 31, 2008, we also have approximately $22.8 million of foreign NOL carryforwards of which approximately $6.2 million were pre-acquisition NOLs.  We have recorded a valuation allowance for 100% of the foreign NOL carryforwards as we do not believe it is more likely than not that we will utilize them.  Less than 15% of the foreign NOL carryforwards may expire.  In 2007 and 2008, we reduced goodwill by $2.2 million and $3.2 million, respectively, as a result of the realization of tax benefits from the usage of pre-acquisition foreign NOL carryforwards.  On January 1, 2009, we will be required to adopt the provisions of SFAS No. 141(R), after which any additional realized benefit from any pre-acquisition NOL carryforwards will be recorded as a reduction of income tax expense.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries.  At December 31, 2008, these undistributed earnings totaled approximately $97 million.  If some of these earnings were distributed, some countries may impose withholding taxes.  In addition, as foreign taxes have previously been paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distribution.  As such, it is not practicable to determine the net amount of the related unrecognized U.S. deferred tax liability.

We are routinely subject to examination by various domestic and foreign tax authorities.  The outcome of tax audits is always uncertain and could result in cash tax payments that could be material.  Tax audits may take long periods of time to ultimately resolve.  We do not believe the outcome of any tax audit at December 31, 2008, will have a material adverse effect on our consolidated financial position or results of operations.

The changes in the balance of our unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2007	$2,530
Increases related to current year tax positions	697
Lapse of statute of limitations	(242)
Balance at December 31, 2007	2,985
Increases related to current year tax positions	680
Lapse of statute of limitations	(353)
Balance at December 31, 2008	$3,312

Most of our unrecognized tax benefits would affect our effective tax rate if recognized.  Furthermore, we do not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.  We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions.  We routinely have tax examinations in process.  Currently, our U.S. Federal income tax returns dating back to 2004 are open to possible examination.  Our most significant foreign operations are in the U.K., the Netherlands and Germany, where we are no longer subject to tax examination for years prior to 2007, 2004 and 2007, respectively.

(10) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan.  We match a portion of the employees’ contribution.  Vesting in CIBER’s matching contribution occurs over six years.  Forfeitures reduce our matching contributions.  We record forfeitures when a participant’s employment ends.  We recorded expense of $4.0 million, $3.3 million and $4.8 million in 2006, 2007 and 2008, respectively, related to this plan.

(11) Shareholders’ Equity

Share-Based Compensation — On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”).  To date, 10,000,000 shares of CIBER, Inc. common stock have been authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of December 31, 2008, there are approximately 4,385,000 shares available for future grants under the 2004 Plan.

The 2004 Plan also implements a formula stock option plan for non-employee directors.  Under the formula plan, each non-employee director will receive a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  The 2004 Plan further provides that non-employee directors receive shares of CIBER common stock as compensation for attending Board, Annual and committee meetings, as well as for serving as committee chairpersons.  Compensation expense for grants of common stock to non-employee directors were $182,000, $224,000 and $153,000 for the years ended December 31, 2006, 2007 and 2008, respectively, and are included in our total recorded share-based compensation costs.

Options granted under the 2004 Plan generally have an exercise price that is at least equal to the market value of our common stock on the date of issuance.  Options currently being granted under the 2004 Plan are subject to cliff or graded vesting or performance-based conditions in combination with graded vesting.  Graded vesting generally ranges from one to four years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our Europe division, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date.  During 2008, the majority of options granted had contractual terms ranging from four to five years.

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

	Year Ended December 31,
	2006	2007	2008
Expected life (in years)	4.1	5.0	3.4
Risk-free interest rate	4.77%	4.46%	2.25%
Expected volatility	38%	36%	41%
Dividend yield	0%	0%	0%
Fair value	$2.36	$2.79	$1.81

A summary of stock option activity for 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Options in thousands)
Outstanding at January 1, 2008	8,481	$7.31
Granted	1,073	$5.63
Exercised	(305)	$6.28
Expired or cancelled	(402)	$11.03
Forfeited	(135)	$6.97
Outstanding at December 31, 2008	8,712	$6.97	4.8	$390,171
Vested and expected to vest at December 31, 2008	8,621	$6.98	4.8	$387,712
Exercisable at December 31, 2008	6,961	$7.16	4.6	$355,521

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the years ended December 31, 2006, 2007 and 2008, was approximately $655,000, $963,000 and $584,000, respectively.

Restricted stock units (“RSUs”) currently being granted under the 2004 Plan are subject to three-year graded vesting or performance-based conditions in combination with three-year graded vesting, as determined at the date of grant by the Board of Directors.  The fair value of the RSUs, equivalent to the Company’s stock price at the date of grant, is expensed over the vesting term.

A summary of RSU activity for 2008 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(RSUs in thousands)
Nonvested shares outstanding at January 1, 2008	—	$—
Granted	174	$4.91
Vested	—	$—
Forfeited	—	$—
Nonvested shares outstanding at December 31, 2008	174	$4.91

As of December 31, 2008, there was approximately $3.3 million of total unrecognized compensation cost related to the nonvested stock options and RSUs disclosed in the tables above.  That cost is expected to be recognized over a weighted average period of 1.8 years.

In addition to the above-disclosed stock options and RSUs, during 2008 we granted rights to receive approximately 380,000 and 95,000 performance-based stock options and performance-based RSUs, respectively that were issued to employees subsequent to December 31, 2008, based upon performance criteria achieved for the 2008 fiscal year.  These awards were not considered outstanding against the 2004 Plan as of December 31, 2008, as they were not yet issued; as such, they are not reflected in the tables or disclosures above, but will be incorporated into such tables upon their issuance.  The fair values of these awards have been determined in the same manner as mentioned above for our other stock options and RSUs, and they are being expensed over a period commencing on the grant date accordingly.  An estimate of the 2008 compensation cost associated with these share-based awards is included in our total share-based compensation costs disclosed above.  Associated with these awards, as of December 31, 2008, there was approximately $640,000 of total remaining unrecognized compensation cost and that cost is expected to be recognized over a remaining period of 2.3 years.

At December 31, 2008, there were approximately 13,270,000 shares of CIBER common stock reserved for share-based awards outstanding and available future grants under our share-based plans.

Our Employee Stock Purchase Plan (“ESPP”), which is a non-qualified plan, allows eligible employees to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value on the first or last day of the applicable offering period, which is equal to three months.  Under this plan, substantially all employees may elect to contribute up to $4,000 of their compensation during one calendar year.  In 2006, 2007 and 2008, we issued 414,265, 354,296 and 474,907 shares, respectively, under our ESPP and the related compensation cost recorded under SFAS No. 123(R) was approximately $582,000 for 2006, $531,000 for 2007 and $740,000 for 2008.

Repurchase Program — CIBER has had a common stock share repurchase program since 1999 that has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  Under the most recent authorization in February 2008, the Board approved an additional $10 million for future repurchases of our common stock or our Debentures.  Under the program in 2008, we repurchased 1,450,000 shares of common stock at a cost of $8.1 million.  At December 31, 2008, there was approximately $5.5 million remaining for future repurchases under this program.

Shelf Registration Statement on Form S-4 — At December 31, 2008, we had an effective registration statement on Form S-4, under which approximately 4,252,000 shares of our common stock remained available.  Additionally, in December 2008, we filed another registration statement on Form S-4 that registered another 10,000,000 shares of our common stock, and that was declared effective by the Securities and Exchange on January 16, 2009.  The shares available under either one of these registration statements may be used by CIBER from time to time in connection with future business combinations.

Shelf Registration Statement on Form S-3 — Due to the expiration of our effective registration statement on Form S-3 on December 31, 2008, we filed a new shelf registration statement on Form S-3 in November 2008 that was declared effective on January 8, 2009, under which up to $100 million of debt securities, shares of our common stock, shares of our preferred stock and warrants may be sold in the future.  This registration statement enables us to raise funds from the offering of such instruments described above from time to time, subject to market conditions and our capital needs.  See Note 15 to the Consolidated Financial Statements for discussion of a subsequent common stock offering.

Stock Purchase Rights — Pursuant to our Rights Agreement, dated August 31, 1998, CIBER, Inc. paid a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of CIBER, Inc. common stock (“Common Stock”) on September 21, 1998.  A Right is also attached to all shares of Common Stock issued after the dividend date.  On May 2, 2008, we amended and restated our original Rights Agreement.  Under the Amended Rights Agreement, each shareholder of the Company holds one Right for each share of Common Stock held.  The Rights generally become exercisable only in the event that an acquiring party accumulates 15% or more of our outstanding Common Stock.  Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock of CIBER, Inc., par value $0.01, at a purchase price of thirty-seven dollars, subject to the conditions set forth in the Amended Rights Agreement.  If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holder to purchase Common Stock with a value equal to twice the exercise price of the Right.  In the event that, after an acquiring party has accumulated 15% or more of our outstanding Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets, cash flow or earning power are sold, each unexercised Right (except for the Rights held by the acquiring party) would thereafter allow its holder to purchase stock of the acquiring company (or our Common Stock if it is the surviving company to the transaction) with a value equal to twice the purchase price of the Right.  If the Rights were fully exercised, the shares issued would cause substantial dilution to the acquiring party or the shareholders of the acquiring company.  The Amended Rights Agreement provides a period of time during which we may redeem the Rights, in whole or in part at a price of $0.001 per Right, such that this period will end on the earlier of (i) the tenth business day following the date a person or group becomes the beneficial owner of 15% or more of the Common Stock or (ii) the final expiration date of the Rights, which is May 2, 2018.

Comprehensive Income (Loss) — Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders’ equity.  Comprehensive income (loss) includes net income plus changes in cumulative foreign currency translation adjustment and gains or losses on foreign subsidiary net investment hedges, net of taxes.

The balance of “accumulated other comprehensive income (loss)” reflected on the Consolidated Balance Sheets was comprised of the following:

	Accumulated Other Comprehensive Income
	Foreign Currency Translation	Hedge Gain (Loss)	Total
	(In thousands)
Balance at January 1, 2007	$15,168	$188	$15,356
Change in foreign currency translation	18,367	—	18,367
Change in fair value of hedge, net of tax	—	(3,140)	(3,140)
Settlement of net investment hedge	(210)	210	—
Balance at December 31, 2007	33,325	(2,742)	30,583
Change in foreign currency translation	(31,655)	—	(31,655)
Change in fair value of hedge, net of tax	—	89	89
Settlement of net investment hedges	(2,653)	2,653	—
Balance at December 31, 2008	$(983)	$—	$(983)

(12) Segment Information

Our reportable segments are our five primary operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  They consist of our Europe division, which includes Eastern Asia, Australia and New Zealand, and our four domestic divisions, which consist of Commercial, State & Local Government, Federal Government and Enterprise Solutions (formerly U.S. ERP/Package Solutions).  Our Europe division provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our Commercial, State & Local Government and Federal Government divisions comprise our U.S. geographically-based operations that provide IT services and products in custom-developed software environments.  These offices report to a division based on their primary client focus category (Commercial, State & Local Government or Federal Government); however, they may have clients that fall into another category.  For example, a Commercial office may also provide services to a government client.  Our India-based operations are considered part of our Commercial segment.  Our Enterprise Solutions division primarily provides enterprise software implementation services, including ERP and supply chain management software from software vendors such as Oracle, SAP and Lawson for U.S. customers.

We evaluate our divisions’ results of operations based on operating income before amortization of intangible assets.  The accounting policies of our divisions are the same as those disclosed in the Summary of Significant Accounting Policies in Note 2, except for share-based compensation.  Share-based compensation is not charged to operating divisions, but rather is recorded as part of corporate expenses.  We do not account for, or report to, our chief executive officer any information on assets or capital expenditures by division as such information is only prepared on a consolidated basis.

Our largest client is the various agencies of the U.S. federal government, which accounted for approximately 14%, 12% and 11% of our total revenue in 2006, 2007 and 2008, respectively.  Revenue from the U.S. federal government comprised 99% of our Federal Government division’s total revenue in 2008.  In addition, our State & Local Government division had a client that comprised 28% of that segment’s total revenue in 2008.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Total revenue:
Commercial	$356,534	$365,555	$389,089
Europe	244,262	319,886	417,287
State & Local Government	141,143	140,347	142,287
Federal Government	141,286	137,268	127,391
Enterprise Solutions	115,107	124,007	122,244
Inter-segment	(2,495)	(5,088)	(6,731)
Total revenue	$995,837	$1,081,975	$1,191,567

Income from operations:
Commercial	$24,782	$29,034	$35,524
Europe	13,087	19,455	30,213
State & Local Government	11,657	12,342	11,666
Federal Government	14,024	11,031	8,682
Enterprise Solutions	8,266	11,361	(486)
Corporate expenses	(20,846)	(22,883)	(25,387)
Total	50,970	60,340	60,212
Amortization of intangibles	(5,930)	(5,820)	(6,274)
Operating income	$45,040	$54,520	$53,938

Other information:
Total foreign revenue(1)	$251,384	$331,078	$429,843
Total foreign long-lived assets(2)	163,394	177,284	151,874

(1) Represents sales to all foreign clients based on client locations.

(2) This balance includes $151.9 million, $162.2 million and $138.1 million of goodwill and other intangible assets as of December 31, 2006, 2007 and 2008, respectively.

(13) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)
Acquisitions:
Fair value of assets recorded, excluding cash	$10,411	$27,482	$8,315
Liabilities recorded	(2,581)	(4,554)	(1,385)
Minority interest reduction	2,024	381	860
Common stock and options issued	—	(967)	—
Cash paid for acquisitions, net of cash acquired	$9,854	$22,342	$7,790

Noncash investing and financing activities:
Value of shares and options issued for acquisitions	$—	$967	$—
Cash paid for interest	8,369	7,964	10,241
Cash paid for income taxes, net	1,908	9,922	8,966

(14) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2007
Revenue	$259,185	$266,543	$265,737	$290,510	$1,081,975
Gross profit	70,028	73,885	72,781	75,765	292,459
Operating income	12,657	14,717	13,847	13,299	54,520
Net income	6,565	7,848	7,466	7,147	29,026
Earnings per share — basic and diluted	0.11	0.13	0.12	0.12	0.47

Year ended December 31, 2008
Revenue	$294,464	$317,579	$299,966	$279,558	$1,191,567
Gross profit	80,965	87,102	82,281	74,132	324,480
Operating income	14,903	17,409	13,213	8,413	53,938
Net income	7,177	8,928	7,877	5,974	29,956
Earnings per share — basic and diluted	0.12	0.15	0.13	0.10	0.50

(15) Subsequent Event

On February 25, 2009, we completed an offering for the sale of 8,000,000 shares of CIBER, Inc. common stock at $2.75 per share.  Net proceeds from the sale totaled approximately $20.6 million after commissions and expenses and were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility as required.  The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility to approximately $179.4 million.  Additionally, the underwriters have a 30-day option to purchase up to an additional 1,000,000 shares from us at the public offering price of $2.75 per share less the underwriting discount.  Any future net proceeds that we receive from the underwriters’ option would also go to repay a portion of the outstanding borrowings under the Revolving Credit Facility and would further reduce the amount available under the Revolving Credit Facility.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures - During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The attestation report on our internal control over financial reporting as of December 31, 2008, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited CIBER, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  CIBER, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CIBER, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CIBER, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 5, 2009

Item 9B.     Other Information

None

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2009 Annual Meeting of Shareholders scheduled for May 4, 2009 (the “2009 Proxy Statement”), within 120 days after December 31, 2008, and certain information included therein is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

We have a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.  That code can be found on our website at http://www.ciber.com.  We also have Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.  These Guidelines and Charters can also be found on our website.  Any amendments or waivers to our Code of Ethics will be disclosed, as necessary, on our website.  Additionally, copies of our Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as the Charters for the various Committees of the Board of Directors are available in print, free of charge, to any shareholder that requests them.

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

The additional information required by this item is incorporated by reference from the sections captioned “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Practices” in CIBER’s 2009 Proxy Statement.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” in CIBER’s 2009 Proxy Statement.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by shareholders	8,593,182	$6.94	4,487,810	(2)
Equity compensation plans/arrangements not approved by shareholders (3)	119,203	$9.52	—
Total	8,712,385	$6.97	4,487,810

(1)	Excludes securities to be issued upon exercise of outstanding options and rights.

(2)

Includes 4,383,546 shares remaining available for future grants at December 31, 2008, under our 2004 Incentive Plan plus 504,264 shares available for future sales to employees under our Employee Stock Purchase Plan.

(3)	Represents shares issued under the SCB Employee Inducement Award Plan.

The additional information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CIBER’s 2009 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices” in CIBER’s 2009 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Independent Registered Public Accounting Firm” in CIBER’s 2009 Proxy Statement.

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Operations — Years Ended December 31, 2006, 2007 and 2008
		Consolidated Balance Sheets — December 31, 2007 and 2008
		Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2006, 2007 and 2008
		Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2007 and 2008
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

CIBER, Inc.

Date: March 5, 2009	By:	/s/ Mac J. Slingerlend

Mac J. Slingerlend

Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY G. STEVENSON	Chairman of the Board and Founder	March 5, 2009
Bobby G. Stevenson

/s/ MAC J. SLINGERLEND	Chief Executive Officer, President,	March 5, 2009
Mac J. Slingerlend	Secretary and Director
(Principal Executive Officer)

/s/ PETER H. CHEESBROUGH	Chief Financial Officer, Executive Vice	March 5, 2009
Peter H. Cheesbrough	President, Treasurer and Director
(Principal Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO	Vice President/Chief Accounting Officer	March 5, 2009
Christopher L. Loffredo	(Principal Accounting Officer)

/s/ PAUL A. JACOBS	Director	March 5, 2009
Paul A. Jacobs

/s/ STEPHEN S. KURTZ	Director	March 5, 2009
Stephen S. Kurtz

/s/ ARCHIBALD J. MCGILL	Director	March 5, 2009
Archibald J. McGill

/s/ GEORGE A. SISSEL	Director	March 5, 2009
George A. Sissel

/s/ JAMES C. SPIRA	Director	March 5, 2009
James C. Spira

/s/ JAMES C. WETHERBE	Director	March 5, 2009
James C. Wetherbe

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2

Amended and Restated Bylaws of CIBER, Inc., as adopted February 15, 2001; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted February 18, 2003; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted May 3, 2005; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted February 25, 2009

Filed herewith
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association.	8-A/A	001-13103	5/2/2008
10.1*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4*	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5*	Employment Agreement with Mac J. Slingerlend dated March 30, 2005	8-K	001-13103	4/1/2005
10.6*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.7*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.8*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.9*	CIBER, Inc. 2004 Incentive Plan, as amended April 29, 2008	8-K	001-13103	5/5/2008
10.10*	Fourth revision to the CIBER, Inc. Salary Continuation Retirement Plan for Mac J. Slingerlend dated as of March 30, 2005	8-K	001-13103	4/1/2005
10.11*	Employment agreement with Terje Laugerud dated January 1, 2003	10-K	001-13103	3/14/2005
10.12*	Description of Director Compensation	8-K	001-13103	5/4/2005
10.13	Promissory Note dated as of November 15, 2006 between CIBER, Inc. and Wells Fargo Equipment Finance, Inc.	8-K	001-13103	11/21/2006
10.14*	Employment agreement with Marcia M. Kim dated April 23, 2007	10-Q	001-13103	5/7/2007
10.15*	Employment agreement with Peter Cheesbrough dated October 31, 2007	8-K/A	001-13103	11/2/2007
10.16

Credit Agreement, by and between CIBER, Inc., as borrower, Wells Fargo Bank N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated February 11, 2008.

		8-K	001-13103	2/14/2008
10.17	Pledge and Security Agreement, by and among CIBER, Inc. and certain subsidiaries of CIBER, Inc., in favor of Wells Fargo Bank N.A., dated February 11, 2008.	8-K	001-13103	2/14/2008
10.18

Consent and Amendment, dated as of September 24, 2008, by and among CIBER, the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, N.A. as administrative agent, relating to the Credit Agreement dated as of February 11, 2008.

		8-K	001-13103	10/14/2008
12.1	Computation of Ratio of Earnings to Fixed Charges		Filed herewith
21.1	List of Subsidiaries of CIBER, Inc.		Filed herewith
23.1	Consent of Ernst & Young, LLP		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of		Furnished

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

*                             Indicates a management contract or compensatory plan or arrangement.