Form 10-Q
period 2009-03-31
CIBER INC
filed 2009-05-05
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

There were 68,708,488 shares of the registrant’s Common Stock outstanding as of March 31, 2009.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Consulting services	$281,163	$247,962
Other revenue	13,301	10,513
Total revenue	294,464	258,475

Cost of consulting services	205,120	187,273
Cost of other revenue	8,379	6,320
Selling, general and administrative expenses	64,491	56,458
Amortization of intangible assets	1,571	1,408
Operating income	14,903	7,016
Interest income	206	169
Interest expense	(3,959)	(1,570)
Other income (expense), net	(1,111)	1,098
Income before income taxes	10,039	6,713
Income tax expense	3,756	2,416
Consolidated net income	6,283	4,297
Less: Net income — noncontrolling interests	356	32
Net income — CIBER, Inc.	$5,927	$4,265

Earnings per share — basic and diluted:
Net income — CIBER, Inc.	$0.10	$0.07

Weighted average shares outstanding — basic	60,263	63,151
Weighted average shares outstanding — diluted	60,322	63,178

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	March 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$48,849	$36,503
Accounts receivable, net of allowances of $4,411 and $3,210, respectively	235,066	230,664
Prepaid expenses and other current assets	20,633	20,117
Deferred income taxes	4,883	6,502
Total current assets	309,431	293,786

Property and equipment, at cost	80,360	83,235
Less accumulated depreciation	(52,988)	(56,027)
Property and equipment, net	27,372	27,208

Goodwill	439,147	436,970
Other intangible assets, net	10,666	9,143
Other assets	10,904	10,962
Total assets	$797,520	$778,069

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$2,002	$1,627
Accounts payable	35,373	24,929
Accrued compensation and related liabilities	62,437	56,926
Deferred revenue	13,591	15,317
Income taxes payable	1,874	5,367
Other accrued expenses and liabilities	28,921	31,232
Total current liabilities	144,198	135,398

Long-term bank debt	165,710	135,000
Deferred income taxes	34,288	35,040
Total liabilities	344,196	305,438

Commitments and contingencies

Shareholders’ equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 73,705 shares issued, respectively	647	737
Additional paid-in capital	296,227	320,368
Retained earnings	188,428	192,328
Accumulated other comprehensive loss	(983)	(8,970)
Treasury stock, 4,620 and 4,996 shares, at cost	(31,889)	(32,758)
Total CIBER, Inc. shareholders’ equity	452,430	471,705
Noncontrolling interests	894	926
Total shareholders’ equity	453,324	472,631
Total liabilities and shareholders’ equity	$797,520	$778,069

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balances at January 1, 2009, as previously stated	64,705	$647	(4,620)	$(31,889)	$275,384	$209,271	$(983)	$—	$452,430
Cumulative effect of changes in accounting principals — FSP APB 14-1 and SFAS No. 160	—	—	—	—	20,843	(20,843)	—	894	894
Balances at January 1, 2009, as restated	64,705	647	(4,620)	(31,889)	296,227	188,428	(983)	894	453,324
Consolidated net income	—	—	—	—	—	4,265	—	32	4,297
Loss on hedging activity, net of $106 tax	—	—	—	—	—	—	(173)	—	(173)
Foreign currency translation	—	—	—	—	—	—	(7,814)	—	(7,814)
Sale of common stock, net of $200 of issuance costs	9,000	90	—	—	23,125	—	—	—	23,215
Employee stock purchases and options exercised	—	—	107	737	(8)	(300)	—	—	429
Share-based compensation	—	—	17	117	1,024	(65)	—	—	1,076
Purchases of treasury stock	—	—	(500)	(1,723)	—	—	—	—	(1,723)
Balances at March 31, 2009	73,705	$737	(4,996)	$(32,758)	$320,368	$192,328	$(8,970)	$926	$472,631

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Operating activities:
Consolidated net income	$6,283	$4,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,055	3,025
Amortization of intangible assets	1,571	1,408
Deferred income tax expense (benefit)	1,665	(173)
Provision for doubtful receivables	585	153
Share-based compensation expense	769	1,076
Noncash interest (FSP APB 14-1)	1,779	—
Other, net	(582)	315
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,316	2,325
Other current and long-term assets	(583)	(699)
Accounts payable	(2,916)	(9,691)
Accrued compensation and related liabilities	2,542	(4,628)
Other accrued expenses and liabilities	1,545	4,636
Income taxes payable/refundable	(55)	3,645
Net cash provided by operating activities	24,974	5,689

Investing activities:
Acquisitions, net of cash acquired	(498)	(4,258)
Purchases of property and equipment, net	(2,971)	(3,163)
Net cash used in investing activities	(3,469)	(7,421)

Financing activities:
Borrowings on long-term bank debt	232,959	104,932
Payments on long-term bank debt	(187,301)	(136,022)
Retirement of debentures	(58,979)	—
Sale of common stock, net of $200 of issuance costs	—	23,215
Employee stock purchases and options exercised	440	429
Purchases of treasury stock	(4,067)	(1,723)
Settlement of cross-currency swap	113	—
Net cash used in financing activities	(16,835)	(9,169)
Effect of foreign exchange rate changes on cash and cash equivalents	2,149	(1,445)
Net increase (decrease) in cash and cash equivalents	6,819	(12,346)
Cash and cash equivalents, beginning of period	31,717	48,849
Cash and cash equivalents, end of period	$38,536	$36,503

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Retroactive Adjustments — In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and the embedded conversion option (i.e., the equity component) in a manner that reflects the entity’s nonconvertible debt borrowing rate.  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component must be reported as a debt discount and subsequently amortized to earnings as additional non-cash interest expense over the convertible debt’s expected life using the effective interest method.  We adopted the FSP, which requires retrospective application for all periods presented, on January 1, 2009.  This FSP changed the historical accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”) even though all of our Debentures were repurchased and retired prior to December 31, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This Statement requires that the noncontrolling interests in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interests and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interest of the controlling and noncontrolling owners.  We prospectively adopted the requirements of SFAS No. 160 on January 1, 2009, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.

The required retrospective applications of the FSP and SFAS No. 160 had the following impact on our net income, diluted earnings per share and presentation of the consolidated statement of operations for the 2008 quarterly periods, as well as for the year ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Net income — CIBER, Inc., as previously reported	$7,177	$8,928	$7,877	$5,974	$29,956
Impact of FSP APB 14-1	(1,250)	(743)	(642)	(437)	(3,072)
Net income — CIBER, Inc., as restated	5,927	8,185	7,235	5,537	26,884
Net income — noncontrolling interests	356	271	197	105	929
Consolidated net income	$6,283	$8,456	$7,432	$5,642	$27,813

Earnings per share — basic and diluted:
Net income — CIBER, Inc., as previously reported	$0.12	$0.15	$0.13	$0.10	$0.50
Impact of FSP APB 14-1	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)
Net income — CIBER, Inc., as restated	$0.10	$0.14	$0.12	$0.09	$0.45

Other Income (Expense), Net — Other income (expense), net consisted of the following:

	Three Months Ended March 31,
	2008	2009
	(In thousands)
Foreign exchange gains (losses), net	$(1,979)	$1,091
Gain on retirement of convertible senior subordinated debentures	1,009	—
Other, net	(141)	7
Other income (expense), net	$(1,111)	$1,098

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2008	2009
	(In thousands, except per share amounts)
Numerator:
Net income — CIBER, Inc.	$5,927	$4,265
Denominator:
Basic weighted average shares outstanding	60,263	63,151
Dilutive effect of employee stock plans	59	27
Diluted weighted average shares outstanding	60,322	63,178

Earnings per share — basic	$0.10	$0.07
Earnings per share — diluted	$0.10	$0.07

Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.  The approximate average number of anti-dilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 7,460,000 and 8,983,000 for the three months ended March 31, 2008 and 2009, respectively.

(3) Acquisitions

In January 2009, we acquired Iteamic Private Ltd. (“Iteamic”) of Bangalore, India.  Iteamic specialized in application development of offshore projects, primarily with companies in North America, and became part of our Custom Solutions division.  The acquisition added leadership and delivery skills depth to our India offshore global solution center.  The purchase price was approximately $4.7 million, and was allocated as follows: $800,000 to net tangible assets acquired and $3.9 million to goodwill.

(4) Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” requires companies to recognize all of its derivative instruments as either assets or liabilities on its balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  All hedging instruments must be designated, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

CIBER is exposed to certain risks related to its ongoing business operations.  From time to time, CIBER may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the effective hedge portion of the derivative instrument is reported as a component of “accumulated other comprehensive income (loss)” on the balance sheet and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The gain or loss is classified in the same statement of operations line item as the associated item being hedged.

We have entered into an interest rate swap with a financial institution, for which we have elected hedge accounting under SFAS No. 133 and have designated it as a cash flow hedge.  This interest rate swap helps us manage our interest rate risk under our Revolving Credit Facility by converting a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.  This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate payments over the life of the agreement without any exchange of underlying principal amounts.  Interest is net settled monthly with the financial institution counterparty.  Effective March 12, 2009, this interest rate swap effectively converts $50.0 million of our borrowings under our Revolving Credit Facility from a variable-rate instrument into a fixed-rate instrument at 1.26% plus our current credit margin of 1.50% at March 31, 2009, for a total rate of 2.76%.  The interest rate swap matures on March 12, 2010.  At March 31, 2009, the estimated unrealized loss on our interest rate swap, net of taxes of $106,000, reflected in “accumulated other comprehensive loss” was approximately $173,000.  The liability for the unrealized loss on this swap of $279,000 is presented with “other accrued expenses and liabilities” on the balance sheet and is expected to be recognized in earnings over the next 12 months.

CIBER will also, from time to time, enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results.  We have not elected hedge accounting under SFAS No. 133 for these derivatives.  As of and for the three months ended March 31, 2009, we had several of these instruments outstanding, none of which were individually material.  The aggregate gain on these instruments of $658,000 is recorded in “other current assets” and the current period gain of $658,000 is reflected in “other income (expense), net.”

(5) Sale of Common Stock

During the three months ended March 31, 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our senior secured reducing revolving credit facility (“Revolving Credit Facility”).  The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility.  In addition, beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  At March 31, 2009, the maximum available to us under the Revolving Credit Facility was $169.4 million.

(6) Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2008	2009
	(In thousands)
Comprehensive income (loss):
Consolidated net income	$6,283	$4,297
Loss on hedging activity, net of tax	(4,200)	(173)
Foreign currency translation adjustments	10,551	(7,814)
Comprehensive income (loss)	12,634	(3,690)
Less: Comprehensive income - noncontrolling interests	259	32
Comprehensive income (loss) - CIBER, Inc.	$12,375	$(3,722)

(7) Segment Information

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  In 2009, we have combined our Commercial and State & Local Government operating divisions into one division called our Custom Solutions division. Therefore, our divisions now include our Europe division, which includes Eastern Asia, Australia and New Zealand, and our three domestic divisions, which consist of Custom Solutions, Federal Government and U.S. ERP.  Our Europe division provides a broad range of information technology (“IT”) consulting services, including package software implementation, application development, systems integration and support services.  Our Custom Solutions and Federal Government divisions provide IT services and products in custom-developed software environments.  Our India-based operations are considered part of our Custom Solutions division.  Our U.S. ERP division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) and supply chain management software from software vendors such as Oracle, SAP and Lawson for U.S. customers.  Also in 2009, certain centralized operation support departments have been moved from the Custom Solutions division to become part of our corporate group.  Prior year segment data has been adjusted to conform to the 2009 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended March 31,
	2008	2009
	(In thousands)
Total revenue:
Custom Solutions	$132,912	$118,330
Europe	99,751	83,300
Federal Government	32,033	28,789
U.S. ERP	31,460	29,357
Corporate/Inter-segment	(1,692)	(1,301)
Total revenue	$294,464	$258,475

Income from operations:
Custom Solutions	$13,154	$8,141
Europe	6,432	4,031
Federal Government	1,434	1,785
U.S. ERP	1,647	896
Corporate expenses	(6,193)	(6,429)
Total	16,474	8,424
Amortization of intangibles	(1,571)	(1,408)
Operating income	$14,903	$7,016

(8) Subsequent Event

On April 30, 2009, one of our customers, Chrysler LLC, filed for bankruptcy protection and in connection with the Obama Administration Auto Restructuring Initiative announced a new Chrysler-Fiat Alliance and a reorganization plan.  Much about this restructuring is unknown at this time and is subject to change.  At March 31, 2009, CIBER had accounts receivables due from Chrysler of approximately $0.9 million.  Based on published information regarding the bankruptcy, we believe that we will receive full payment on these balances and have not provided any allowance as of March 31, 2009.  We will continue to monitor our situation with Chrysler and will record a bad debt allowance if and when it appears that a loss is probable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.  References to “we,” “our,” “us” or “CIBER” in this Quarterly Report on Form 10-Q refer to CIBER, Inc. and its subsidiaries.

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

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  In 2009, we have combined our Commercial and State & Local Government operating divisions into one division called our Custom Solutions division. Therefore, our divisions now include our Europe division, which includes Eastern Asia, Australia and New Zealand, and our three domestic divisions, which consist of Custom Solutions, Federal Government and U.S. ERP.  Our Europe division provides a broad range of information technology (“IT”) consulting services, including package software implementation, application development, systems integration and support services.  Our Custom Solutions and Federal Government divisions provide IT services and products in custom-developed software environments.  Our India-based operations are considered part of our Custom Solutions division.  Our U.S. ERP division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) and supply chain management software from software vendors such as Oracle, SAP and Lawson for U.S. customers.  Also in 2009, certain centralized operation support departments have been moved from the Custom Solutions division to become part of our corporate group.  Prior year segment data has been adjusted to conform to the 2009 presentation.

Retroactive Adjustments

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“the FSP”).  The FSP requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and the embedded conversion option (i.e., the equity component) in a manner that reflects the entity’s nonconvertible debt borrowing rate.  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component must be reported as a debt discount and subsequently amortized to earnings as additional non-cash interest expense over the convertible debt’s expected life using the effective interest method.  We adopted the FSP, which requires retrospective application for all periods presented, on January 1, 2009.  This FSP changed the historical accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”) even though all of our Debentures were repurchased and retired prior to December 31, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This Statement requires that the noncontrolling interests in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interests and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interest of the controlling and noncontrolling owners.  We prospectively adopted the requirements of SFAS No. 160 on January 1, 2009, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.

The required retrospective applications of the FSP and SFAS No. 160 had the following impact on our net income, diluted earnings per share and presentation of the consolidated statement of operations for the 2008 quarterly periods, as well as for the year ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Net income — CIBER, Inc., as previously reported	$7,177	$8,928	$7,877	$5,974	$29,956
Impact of FSP APB 14-1	(1,250)	(743)	(642)	(437)	(3,072)
Net income — CIBER, Inc., as restated	5,927	8,185	7,235	5,537	26,884
Net income — noncontrolling interests	356	271	197	105	929
Consolidated net income	$6,283	$8,456	$7,432	$5,642	$27,813

Earnings per share — basic and diluted:
Net income — CIBER, Inc., as previously reported	$0.12	$0.15	$0.13	$0.10	$0.50
Impact of FSP APB 14-1	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)
Net income — CIBER, Inc., as restated	$0.10	$0.14	$0.12	$0.09	$0.45

Comparison of the Three Months Ended March 31, 2008 and 2009 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2008		2009
	(Dollars in thousands, except billing rate)
Consulting services	$281,163	95.5%	$247,962	95.9%
Other revenue	13,301	4.5	10,513	4.1
Total revenue	294,464	100.0	258,475	100.0

Gross profit — consulting services	76,043	27.0	60,689	24.5
Gross profit — other revenue	4,922	37.0	4,193	39.9
Gross profit — total	80,965	27.5	64,882	25.1

SG&A expenses	64,491	21.9	56,458	21.8

Operating income	14,903	5.1	7,016	2.7

Net income — CIBER, Inc.	$5,927	2.0%	$4,265	1.7%

Average hourly billing rate	$86		$83
Consultant utilization	88%		87%
Average billable headcount	7,355		7,245

Revenue.  Total revenue decreased $36.0 million, or 12%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Global economic conditions and a stronger U.S. dollar between the comparable periods are primarily responsible for the revenue decrease.  As a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar strengthened in early 2008 against many currencies, resulting in unfavorable currency translation and less U.S. dollar reported revenues.  Foreign currency rate changes resulted in approximately $20 million of reduced reported revenue in 2009 over 2008.  Excluding the unfavorable currency translation effects, our total revenue decreased 6% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to reduced domestic revenue as poor economic conditions have caused clients to cancel, reduce or delay IT spending.

Revenue by segment/division was as follows:

	Three Months Ended March 31,
	2008	2009	% change
	(In thousands)
Custom Solutions	$132,912	$118,330	(11.0)%
Europe	99,751	83,300	(16.5)
Federal Government	32,033	28,789	(10.1)
U.S. ERP	31,460	29,357	(6.7)
Inter-segment	(1,692)	(1,301)	n/m
Total revenue	$294,464	$258,475	(12.2)%

n/m = not meaningful

•                  Custom Solutions revenue decreased primarily due to the successful completion of the Pennsylvania Turnpike Commission project in mid-2008, as well as a number of cancelled or delayed projects and staffing reductions on others resulting from economic conditions.

•                  Unfavorable foreign currency fluctuations, in the form of a stronger U.S. dollar, accounted for an over 20% decline in Europe’s current quarter revenue results.  Excluding the impact of unfavorable foreign currency translation, our Europe division revenue actually improved by approximately 3% resulting from increased work opportunities at several existing clients, and a large, new SAP implementation contract.

•                  The contraction of Federal revenue continued in the current quarter due to expired contracts that are yet to be replaced.  We have continued to experience difficulty in replacing expired contracts due in part, to the current economic environment, which has continued to delay decisions to award and start projects funded by the federal government.  We had several new contract bids that were expected in the first quarter of 2009 that pushed out into the second quarter that we believe will benefit us in 2009.

•                  As with our Custom Solutions division, the primary reason for the decline in revenue in our U.S. ERP division between the comparable quarters was related to the successful completion of the Pennsylvania Turnpike Commission project mentioned above, which is now being supported by this division at considerably less revenue than during the implementation phase of the project.  However, the reduction for this project was partially offset by improved revenues from our Oracle and Lawson practices in the current quarter.

Gross Profit.  In total, our gross profit margin decreased 240 basis points to 25.1% for the three months ended March 31, 2009, compared to 27.5% for the same period in 2008.  Gross profit margin on consulting services revenue accounted for all of the decrease, due to significant consulting services margin decreases in all divisions, other than the Federal division, which had an almost 150 basis point improvement.  The significant declines in gross margins were primarily due to customers cutting back on the size and scope of projects, as well as pricing pressures from a number of existing customers.  Europe also incurred an approximate 2.5% pay increase that went into effect at the beginning of 2009 that we have not yet been able to recover through increased billing rates.  As customers have cancelled, reduced or delayed projects, it has been difficult to maintain our normal levels of consultant utilization, which has also contributed to the reduction in our gross margin.

Selling, general and administrative.  We began a number of cost reduction initiatives in the fall of 2008 in response to the deteriorating economic conditions.  As a result, our SG&A costs during the three months ended March 31, 2009, declined by $8.0 million, or 12%, from the same period of the prior year.  As a percentage of revenue, SG&A expenses improved 10 basis points to 21.8% for the three months ended March 31, 2009, compared to 21.9% for the three months ended March 31, 2008.  The improvement was primarily due to effective cost reductions in most divisions, primarily salaries, as well as reduced recruiting and travel costs.  Although our SG&A expenses showed a modest improvement, we continue to expect further improvements in the second quarter due to further cost cutting resulting from the combination of two divisions, our former Commercial and State & Local Government divisions, and other overhead personnel reductions throughout the Company.

Operating income.  Our 240 basis point reduction in gross profit margin drove the equal reduction in our operating income to 2.7% for the three months ended March 31, 2009, compared to 5.1% for the three months ended March 31, 2008.

Operating income by segment/division was as follows:

	Three Months Ended March 31,		%	2008 % of	2009 % of
	2008	2009	change	revenue*	revenue*
	(In thousands)
Custom Solutions	$13,154	$8,141	(38.1)%	9.9%	6.9%
Europe	6,432	4,031	(37.3)	6.4	4.8
Federal Government	1,434	1,785	24.5	4.5	6.2
U.S. ERP	1,647	896	(45.6)	5.2	3.1
Corporate expenses	(6,193)	(6,429)	(3.8)	(2.1)	(2.5)
Total	16,474	8,424	(48.9)%	5.6	3.3
Amortization of intangibles	(1,571)	(1,408)		(0.5)	(0.6)
Operating income	$14,903	$7,016		5.1%	2.7%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  Custom Solutions operating income decreased due to a sizable reduction in gross margin resulting primarily from higher-margin projects that were cancelled and the downward pricing pressure from some existing customers.  Additionally, SG&A expenses as a percentage of revenue increased between the comparable periods.  We reduced direct and overhead labor costs by approximately $9 million in the three months ended March 31, 2009 as compared to the same period of 2008, but could not adjust these costs as quickly as our revenue was adjusting downward.  This division represents the combination of our former Commercial and State & Local Government divisions, which was undertaken in 2009 to better align operations and reduce overhead costs.  We expect that much of the benefit to be seen from the overhead reductions will be realized beginning in the second quarter of 2009.

•                  Europe’s operating income declined due to the significant reduction in services gross profit margins stemming from customer-induced pricing pressures, as well as increased consultant wages.  A considerable reduction in SG&A expenses due to lower overhead personnel cost, plus lower recruiting and travel expenses helped to partially offset the gross margin decline.

•                  Federal was the only division with an operating income improvement due to the improvement in their gross margin on services, as well as effective containment of costs within the division.

•                  Similar to our Europe division, the decrease in U.S. ERP’s gross profit margin on services was more than the reduction in their SG&A expenses as a percentage of revenue could offset, resulting in an operating margin decline.

•                  Despite undertaking a number of cost-cutting initiatives, corporate expenses increased primarily due to increased share-based compensation expenses and increased costs related to our new corporate headquarters.

Interest expense.  Interest expense decreased $2.4 million during the three months ended March 31, 2009, compared to 2008, $1.4 million of which related to the 2008 restatement of interest expense due to our January 1, 2009 adoption of FSP APB 14-1.  The remaining decrease was equally a function of lower average borrowings during the 2009 quarter and lower average interest rates on those borrowings as compared to the same period of the prior year.

Other income (expense), net.  Other income, net was $1.1 million for the three months ended March 31, 2009, compared to other expense, net of $1.1 million for the similar period in 2008.  Our foreign exchange transactions accounted for a $3.1 million improvement between the comparable quarters, from a $2.0 million dollar loss in the first quarter of 2008 a $1.1 million gain during the three months ended March 31, 2009.  Offsetting the improvement in foreign exchange transactions was a $1.0 million gain on retirement of our Debentures in the first quarter of 2008, with no similar gain in 2009.

Income taxes.  Our effective tax rates were 36.0% and 37.4% for the three months ended March 31, 2009 and 2008, respectively.  The 2008 U.S. Federal Research and Experimentation tax credit wasn’t approved by Congress until the fourth quarter of 2008; therefore, the full-year benefit for the credit in 2008 wasn’t recorded until the fourth quarter, causing the effective tax rates in the earlier quarters of 2008 to be higher.  When the credit was approved for 2008, it was also extended for 2009; therefore we are recording the estimated tax benefit for the 2009 R&E credit over the four quarters of 2009, causing a reduction in our effective tax rate in the current quarter as compared to the same quarter of 2008.

Liquidity and Capital Resources

At March 31, 2009, we had $158.4 million of working capital and a current ratio of 2.17:1, compared to working capital of $165.2 million and a current ratio of 2.15:1 at December 31, 2008.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available Revolving Credit Facility will be sufficient to finance our working capital needs through the next year.

	Three Months Ended March 31,
	2008	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$24,974	$5,689
Investing activities	(3,469)	(7,421)
Financing activities	(16,835)	(9,169)
Effect of foreign exchange rates on cash	2,149	(1,445)
Net increase (decrease) in cash and cash equivalents	$6,819	$(12,346)

Our balance of cash and cash equivalents was $36.5 million at March 31, 2009, compared to a balance of $48.8 million at December 31, 2008.  Typically, most of our cash balance is maintained by our European subsidiaries and our domestic cash balances are used daily to reduce our outstanding balance on our Revolving Credit Facility.  From time-to-time, as permitted under tax regulations, we may engage in short-term loans between our U.S. parent company and our foreign subsidiaries.

Operating activities.  Cash provided by operating activities decreased to $5.7 million during the three months ended March 31, 2009, as compared to $25.0 million for the same period of 2008.  Changes in normal short-term working capital items like accounts receivable, accounts payable and accrued compensation and other liabilities accounted for $14.3 million of the decrease.  Our working capital fluctuates based on seasonal factors, as well as the timing of our domestic payroll and accounts payable processing cycles in regards to month end dates.  In the first quarter of 2008 our European operations had an unusual improvement in accounts receivable as compared to December 2007.  A number of client payments that were normally expected late in the fourth quarter of 2007 slipped into the first quarter of 2008.  In contrast, our Europe operations had very good accounts receivable collections during the fourth quarter of 2008, resulting in more normal activity for the three months ended March 31, 2009.  During the first quarter of 2009, our domestic operations generated $14.9 million of cash from operations while our Europe operations used cash of $9.2 million.  During the three months ended March 31, 2008, our domestic and Europe operations generated $21.3 million and $3.7 million of cash, respectively.  Typically, the seasonality of our business in many European countries, including the payment of prior year bonuses in the first quarter, results in negative cash from operations in the early part of the year with improvements in the second half of the year.

Total accounts receivable decreased $4.4 million to $230.7 million at March 31, 2009, from $235.1 million at December 31, 2008, primarily due to decreased revenues.  Total accounts receivable day’s sales outstanding (“DSO”) was 76 days at March 31, 2009, compared to 72 days at December 31, 2008.  Domestic DSO remained consistent with December 2008 while Europe’s DSO increased during the current quarter.  Our European operations typically experience their lowest DSO levels in December.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable from the City of New Orleans (the “City”) was approximately $8.7 million at March 31, 2009, down from $9.2 million at December 31, 2008.  Of our outstanding receivable balance from the City at March 31, 2009, a substantial amount related to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and FEMA on the remaining balance.  In addition, we continue to provide a variety of services to the City and based on our communications with them, we believe we will be able to collect the balance in full.

Accrued compensation and related liabilities decreased to $56.9 million at March 31, 2009, from $62.4 million at December 31, 2008, due to the payment of annual bonuses in the first quarter, offset in part by increased domestic payroll accrual days.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At March 31, 2009, there were 12 days of domestic unpaid wages, compared to 8 days at December 31, 2008.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  In January 2009, we used $4.3 million (net of $0.4 million of cash acquired) to acquire Iteamic Pvt. Ltd., a Bangalore, India-based IT services company.  Spending on property and equipment increased to approximately $3.2 million during the three months ended March 31, 2009, from $3.0 million in 2008.  In 2009, we incurred spending related to leasehold improvements at our new corporate headquarters location, as well as additional equipment investments for our outsourcing divisions’ data centers.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments on our long-term bank debt, which consists primarily of our Revolving Credit Facility.  During the three months ended March 31, 2009, we had net payments on our long-term debt of $31.1 million, compared to net borrowings of $45.7 million in the comparable period of 2008.  The net payment in 2009 resulted primarily from cash received following the sale of our common stock.  The net borrowings in 2008 were primarily used to retire our Debentures.  During the three months ended March 31, 2008, we used $59.0 million of cash to repurchase some of our Debentures; all of which were retired by December 15, 2008.

Revolving Credit Facility. We have a senior secured reducing revolving credit facility, with several financial institutions as lenders and Wells Fargo as administrative agent (the “Revolving Credit Facility”) that matures on February 11, 2011.  The Revolving Credit Facility is secured by substantially all of our assets.  The Revolving Credit Facility is subject to mandatory prepayments, and commitment reductions, in amounts equal to the net cash proceeds resulting from specified events such as asset dispositions, event of loss, issuance or incurrence of indebtedness and issuance of equity, subject in each case to specified thresholds and other exceptions.  As a result of our sale of common stock during the first quarter of 2009, the commitment available under the Revolving Credit Facility was reduced by the net proceeds of $23.2 million.  In addition, beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  At March 31, 2009, the maximum available to us under the Revolving Credit Facility was $169.4 million.

Our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London Interbank Offered Rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  The lending rate for our borrowings is selected based upon the amount of time we want the borrowing to remain outstanding.  In March 2009, we entered into a one-year interest rate swap that effectively converts $50.0 million of our borrowings under our Revolving Credit Facility from a variable-rate instrument into a 1.26% fixed-rate instrument.  At March 31, 2009, our weighted average interest rate on our outstanding borrowings under the Revolving Credit Facility was 2.54%.

The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Revolving Credit Facility also contains certain financial covenants, including a maximum consolidated total leverage ratio (Total Debt divided by EBITDA) of 2.25 to 1.00, and a minimum interest coverage ratio (net income plus net interest expense (“EBIT”) divided by interest expense) of 3.50 to 1.00.  Certain elements of these ratios are defined below:

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

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of March 31, 2009.   At March 31, 2009, our total leverage ratio was 1.98 as compared to a maximum allowed of 2.25.  At June 30, 2009, the maximum allowed leverage ratio decreases to 2.00 and further decreases to 1.75 on December 31, 2009.  Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring through at least December 31, 2009.  However, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance with these bank covenants.  The leverage ratio is impacted by our level of earnings and borrowings.  Starting in the fourth quarter of 2008, we have experienced declines in our profitability as a result of reduced demand of our services, increased competition, as well as the deteriorating financial condition of some of our clients.  Our daily borrowings are primarily driven by the timing for cash receipts from our customers, which are largely outside of our direct control.  Cash receipts are extremely difficult to forecast and may vary widely from one day to another.  Our borrowing balance also fluctuates with the timing of our domestic bi-weekly payroll cycle.  We had 12 days of accrued payroll at March 31, 2009, which will drop to only 7 days at June 30, 2009.  As a result, our payroll will use more cash when calculating covenant compliance at June 30, 2009, than it did in the first quarter.

We cannot be certain that the foregoing factors will not result in any financial covenant violation in the future and given these factors, it is possible that a financial covenant violation may occur in subsequent quarters.  If a covenant violation were to occur, we believe that we would be able to obtain a waiver or amendment from our credit group.  Any such waiver or amendment would come at additional costs to CIBER and such costs could be material.  We believe that other sources of credit or financing would be available to us, however, we cannot predict at this time what types of credit or financing will be available in the future or the costs of such credit or financing.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Goodwill — At March 31, 2009, we had $437.0 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  In December 2008, we performed an interim test for goodwill impairment.  We considered the significant decline in our stock price, causing our market capitalization to fall significantly below our book value, as well as declines in our competitors’ stock prices and market and economic conditions generally, to be indicative of a triggering event for the impairment test.  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in the Notes to our Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results will differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Our most recent interim goodwill impairment analysis, which was performed during December 2008, did not result in an impairment charge for any of our business units.  The forecasts utilized in the discounted cash flow analysis as part of our December 2008 interim impairment test assumes future growth in each of our reporting units during the next five years and beyond.  Our Federal and U.S. ERP business units had decreases in their operating income or increased losses during 2008.  We expect this trend to change in future periods based on developments in these businesses in recent periods.  If these business units can’t obtain, or are not expected to obtain the projected levels of profitability, future impairment tests may result in an impairment charge.  There can be no assurances that these business units will be able to achieve our estimated levels of profitability.  We currently have goodwill of $74.3 million and $54.3 million recorded for our Federal and U.S. ERP business units, respectively, and there was not significant excess fair value during the December 2008 interim impairment test.

In addition, FASB Statement No. 157, Fair Value Measurement, applies to goodwill impairment evaluations after January 1, 2009, which may result in changes to how fair value is determined when testing for goodwill impairment.  We do not know what impact this new accounting standard may have, if any, on our next goodwill impairment test which will be performed during the second quarter of 2009.

It is not possible at this time to determine if any future impairment charge would result from the foregoing factors but, if an impairment change were to be required for any of our business units, it would likely be material.  Given the significant amount of goodwill we have recorded, the deteriorated economic conditions of the industry in which we operate, including the worsening worldwide economic conditions impacting our customers and their use of our services, and the lack of significant excess fair value during our last impairment test, among other factors, we cannot be certain that a goodwill impairment write-down would not be required during future periods.

For a description of our other critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to changes in interest rates arises primarily because our indebtedness under our Revolving Credit Facility has a variable interest rate.  At March 31, 2009, our outstanding borrowings under our Revolving Credit Facility were $135.0 million and our weighted average interest rate was 2.54%.  In March 2009, we entered into an interest rate swap with a financial institution to help us manage our interest rate risk under our Revolving Credit Facility by converting $50.0 million of our floating-rate debt to a fixed-rate basis (1.26%), thus reducing the impact of interest rate changes on future interest expense.  The interest rate swap matures on March 12, 2010.  Assuming $135.0 million of outstanding borrowings of which $50.0 million is fixed-rate due to the interest rate swap, a 1% increase in interest rates would result in approximately $0.9 million of additional annual interest expense.

Other than the interest rate swap mentioned above, there were no other changes in our market risk exposure during the three months ended March 31, 2009.  For a complete discussion of our market risk associated with foreign currency risk as of December 31, 2008, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

If the economic downturn continues or is prolonged, it would likely continue to negatively affect our clients and their levels of spending and have a materially adverse effect on our revenue, results of operations and financial condition.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the regional and global economic conditions in which they operate.  Many economists have determined that the U.S. economy and the global economy have entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors.  The economic recession, particularly in the U.S. and Western Europe, has and may continue to result in reductions in technology and other discretionary spending by some of our clients, which has and may continue to result in reductions in the growth of our new business, as well as reductions in our existing business. Beginning in the fourth quarter of 2008, we began experiencing slowing across our business units which has continued in the first quarter of 2009 and has contributed to declines in revenue and profitability in most of our business units.  Reduced demand for IT services has also led to increased price competition and the possibility that we will enter into contracts that produce lower profit margins.  Continued disruption and volatility of the financial markets likely would limit our customers’ access to financing needed for operations.  These circumstances have caused some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms, to delay payments due to us and, as occurred with several clients in 2008, to enter into bankruptcy or liquidation.  In the event our clients continue to be affected by these events, our revenues, results of operations and financial condition may be materially adversely affected, any of which may adversely affect our compliance with the financial covenants under our Revolving Credit Facility, as well as our access to other sources of capital.

In response to the slowing in sales and declines in operating margins, we have undertaken a number of cost reduction measures to reduce both our direct, as well as our overhead costs.  For example, we have restructured our U.S. Commercial and State & Local divisions into one new division.  As a services business, our largest expense is salaries and payroll-related expenses.  However, it is our skilled employees that generate our revenues.  Balancing our workforce levels against the demands for our services is extremely difficult in troubled economic times.  Delays or cutbacks in projects or delays in finding new projects increase the non-productive time of our consultants which decrease our utilization levels and our margins.  We generally cannot reduce our labor costs as quickly as negative changes in revenue can occur.

The volatile world economic and market conditions also produced negative effects on our results of operations in the first quarter of 2009 due to, among other things, adverse changes in foreign currency rates.  Such negative effects may continue.  Approximately one-third of our 2009 consolidated revenue was from our Europe division and was derived in foreign currencies.  Changes in the values of these foreign currencies against the U.S. dollar affects the reported amounts of our foreign revenues, expenses, assets and liabilities.  Significant strengthening of the U.S. dollar against currencies like the Great Britain Pound and the Euro negatively impacted revenue and profits in the fourth quarter of 2008 and the first quarter of 2009.  First quarter 2009 revenue decreased by approximately 7% as compared to 2008 due to foreign exchange rates.  In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses.  These types of events are difficult to predict and may be expected to recur.  Accordingly, we could experience material losses in revenues and earnings due to fluctuations in foreign currency rates.

Our current level of indebtedness places restrictions upon our business, and we face the risk of breaching the financial covenants in our Revolving Credit Facility.

In early 2008, we entered into a $200 million senior secured reducing revolving credit facility (“Revolving Credit Facility”) that expires on February 11, 2011.  We obtained the Revolving Credit Facility to provide funds for our working capital and general corporate needs, including the repurchase of our convertible senior subordinated debentures, which we completed as of December 15, 2008.  Substantially all of our assets secure the Revolving Credit Facility.  As of March 31, 2009, the total credit available under the Revolving Credit Facility was reduced to $169 million, of which we had borrowed $135 million.  The aggregate commitments under the Revolving Credit Facility reduce by $7.5 million each quarter end beginning on March 31, 2009, and continuing through December 31, 2010.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining maximum credit available will terminate and all outstanding balances must be repaid in full.

The Revolving Credit Facility contains specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Revolving Credit Facility requires CIBER to maintain specified financial covenants, including a maximum consolidated total leverage ratio and a minimum interest coverage ratio.  On occasion, we have experienced instances of covenant non-compliance under our previous bank revolving line of credit that were waived by our lender.  If we fail to comply with any debt covenants in the future, however, we may not be able to obtain a waiver, and we may not be able to borrow additional funds when and if it becomes necessary.  We would likely incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.

During 2008, we have been in compliance with the financial covenants of our Revolving Credit Facility.  These financial covenants tighten in 2009 and as a result, we chose to sell shares of CIBER common stock in early 2009 resulting in net proceeds of approximately $23.2 million that were used to pay down a portion of our Revolving Credit Facility.  The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility.  Given the current global economic downturn there is an increased risk regarding our ability to maintain compliance with these debt covenants through 2009.

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

At our choice, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London Interbank Offered Rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At March 31, 2009, our weighted average interest rate on our outstanding borrowings was 2.54%.  To the extent that further disruptions in the credit markets lead to an increase in the prime rate or LIBOR, we would incur increased interest expense on the unhedged portion of our borrowings that likely would negatively impact our results of operations and financial condition.  Additionally, if we need to obtain a waiver under or an amendment to the Revolving Credit Facility in the future, or if we seek other bank financing, if available, our cost of borrowing could significantly increase due to the current market for interest spreads being significantly in excess of our current rates.  This could materially adversely affect our results of operations.

We could incur losses due to an impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At March 31, 2009, the carrying value of our goodwill was $437.0 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  Under U.S. generally accepted accounting principles, we are required to test goodwill for impairment annually and do so during the second quarter of each year, as well on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our business units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired and would result in a non-cash impairment charge in our consolidated statement of operations.

In December 2008, we performed an interim test for goodwill impairment.  We considered the significant decline in our stock price, causing our market capitalization to fall significantly below our book value, as well as our competitors’ stock prices and market and economic conditions generally, to be indicative of a triggering event for the impairment test.  This interim goodwill impairment analysis did not result in an impairment charge for any of our business units.  The forecasts utilized in the discounted cash flow analysis as part of our December 2008 interim impairment test assumes future growth in each of our reporting units during the next five years and beyond.  Our Federal and Enterprise Solutions business units had decreases in their operating income or losses during 2008.  We expect this trend to change in future periods based on developments in these businesses in recent periods.  If these business units can’t obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future impairment tests may result in an impairment charge.  There can be no assurances that these business units will be able to achieve our estimated levels of profitability. We currently have goodwill of $74.3 million and $54.3 million recorded for our Federal and U.S. ERP business units, respectively, and there was not significant excess fair value during the December 2008 interim impairment test.

In addition, FASB No. 157, “Fair Value Measurement,” is effective beginning in 2009, which may result in changes to how fair value is determined when testing for goodwill impairment.  It is not possible at this time to determine what impact this new accounting standard may have, if any, on our next goodwill impairment test which will be performed during the second quarter of 2009.  Current economic and market conditions are highly volatile and unpredictable.  Given the significant amount of goodwill we have recorded, the deteriorated economic conditions of the industry in which we operate, including the worsening worldwide economic conditions impacting our customers and their use of our services, and the lack of significant excess fair value during our last impairment test, among other factors, we cannot be certain that a goodwill impairment would not be required during future periods.  Additionally, if a goodwill impairment charge related to any one of our business units were required, we cannot be certain that it would not trigger a violation of the financial covenants under our Revolving Credit Facility.

For information regarding other risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities — None

Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended March 31, 2009.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

January 2009	115,000	$4.78	115,000	$4,974,270
February 2009	207,700	3.51	207,700	4,246,172
March 2009	177,300	2.51	177,300	3,801,084
Total	500,000	$3.45	500,000

(1)	Calendar month
(2)	As of end of month indicated
(3)

CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 22.9 million shares for a total cost of $192.9 million, and that has been amended from time to time by our Board of Directors. Under the most recent authorization, approximately $3.8 million remained available at March 31, 2009 (see above table).

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

		10-K	001-13103	3/5/2009
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association	8-A/A	001-13103	5/2/2008
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	May 5, 2009	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	May 5, 2009	By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Chief Financial Officer, Executive Vice President and Treasurer