Form 10-Q
period 2009-06-30
CIBER INC
filed 2009-08-06
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

There were 69,545,735 shares of the registrant’s Common Stock outstanding as of June 30, 2009.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Consulting services	$300,317	$250,095	$581,480	$498,057
Other revenue	17,262	10,509	30,563	21,022
Total revenue	317,579	260,604	612,043	519,079

Cost of consulting services	218,176	187,820	423,296	375,093
Cost of other revenue	12,301	6,855	20,680	13,175
Selling, general and administrative expenses	68,045	57,004	132,536	113,462
Amortization of intangible assets	1,648	1,457	3,219	2,865
Operating income	17,409	7,468	32,312	14,484
Interest income	253	242	459	411
Interest expense	(4,106)	(1,053)	(8,065)	(2,623)
Other income (expense), net	(16)	258	(1,127)	1,356
Income before income taxes	13,540	6,915	23,579	13,628
Income tax expense	5,084	2,206	8,840	4,622
Consolidated net income	8,456	4,709	14,739	9,006
Less: Net income – noncontrolling interests	271	53	627	85
Net income – CIBER, Inc.	$8,185	$4,656	$14,112	$8,921

Earnings per share – basic and diluted:
Net income – CIBER, Inc.	$0.14	$0.07	$0.23	$0.13

Weighted average shares outstanding – basic	60,000	69,638	60,132	66,395
Weighted average shares outstanding – diluted	60,344	69,733	60,334	66,456

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	June 30,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$48,849	$34,549
Accounts receivable, net of allowances of $4,411 and $3,911, respectively	235,066	226,667
Prepaid expenses and other current assets	20,633	21,181
Deferred income taxes	4,883	7,384
Total current assets	309,431	289,781

Property and equipment, at cost	80,360	85,382
Less accumulated depreciation	(52,988)	(59,282)
Property and equipment, net	27,372	26,100

Goodwill	439,147	448,877
Other intangible assets, net	10,666	8,133
Other assets	10,904	10,646
Total assets	$797,520	$783,537

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$2,002	$1,362
Accounts payable	35,373	29,707
Accrued compensation and related liabilities	62,437	52,648
Deferred revenue	13,591	15,798
Income taxes payable	1,874	9,865
Other accrued expenses and liabilities	28,921	31,532
Total current liabilities	144,198	140,912

Long-term bank debt	165,710	112,093
Deferred income taxes	34,288	36,019
Total liabilities	344,196	289,024

Commitments and contingencies

Shareholders’ equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 74,487 shares issued, respectively	647	745
Additional paid-in capital	296,227	321,824
Retained earnings	188,428	195,622
Accumulated other comprehensive income (loss)	(983)	7,076
Treasury stock, 4,620 and 4,942 shares, at cost	(31,889)	(31,386)
Total CIBER, Inc. shareholders’ equity	452,430	493,881
Noncontrolling interests	894	632
Total shareholders’ equity	453,324	494,513
Total liabilities and shareholders’ equity	$797,520	$783,537

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balances at January 1, 2009, as previously stated	64,705	$647	(4,620)	$(31,889)	$275,384	$209,271	$(983)	$—	$452,430
Cumulative effect of changes in accounting principals – FSP APB 14-1 and SFAS No. 160	—	—	—	—	20,843	(20,843)	—	894	894
Balances at January 1, 2009, as restated	64,705	647	(4,620)	(31,889)	296,227	188,428	(983)	894	453,324
Consolidated net income	—	—	—	—	—	8,921	—	85	9,006
Loss on hedging activity, net of $106 tax	—	—	—	—	—	—	(173)	—	(173)
Foreign currency translation	—	—	—	—	—	—	8,232	18	8,250
Sale of common stock, net of $194 of issuance costs	9,000	90	—	—	23,130	—	—	—	23,220
Acquisition of noncontrolling interests	782	8	—	—	628	—	—	(365)	271
Treasury shares issued under employee share plans	—	—	449	2,989	(217)	(1,625)	—	—	1,147
Tax benefit deficiency from employee share plans	—	—	—	—	(25)	—	—	—	(25)
Share-based compensation	—	—	28	190	2,081	(102)	—	—	2,169
Purchases of treasury stock	—	—	(799)	(2,676)	—	—	—	—	(2,676)
Balances at June 30, 2009	74,487	$745	(4,942)	$(31,386)	$321,824	$195,622	$7,076	$632	$494,513

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Operating activities:
Consolidated net income	$14,739	$9,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,260	6,025
Amortization of intangible assets	3,219	2,865
Deferred income tax expense	2,505	95
Provision for doubtful receivables	1,620	1,097
Share-based compensation expense	1,560	2,169
Noncash interest (FSP APB 14-1)	3,128	—
Other, net	(218)	556
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,294)	10,992
Other current and long-term assets	1,599	1,679
Accounts payable	2,058	(6,032)
Accrued compensation and related liabilities	297	(10,840)
Other accrued expenses and liabilities	6,650	1,753
Income taxes payable/refundable	(175)	5,716
Net cash provided by operating activities	40,948	25,081

Investing activities:
Acquisitions, net of cash acquired	(7,267)	(4,258)
Purchases of property and equipment, net	(8,135)	(4,160)
Other	233	—
Net cash used in investing activities	(15,169)	(8,418)

Financing activities:
Borrowings on long-term bank debt	304,614	235,638
Payments on long-term bank debt	(251,490)	(289,894)
Retirement of debentures	(68,779)	—
Sale of common stock, net of $194 of issuance costs	—	23,220
Employee stock purchases and options exercised	1,131	1,147
Purchases of treasury stock	(5,809)	(2,676)
Other, net	(150)	(222)
Net cash used in financing activities	(20,483)	(32,787)
Effect of foreign exchange rate changes on cash and cash equivalents	1,708	1,824
Net increase (decrease) in cash and cash equivalents	7,004	(14,300)
Cash and cash equivalents, beginning of period	31,717	48,849
Cash and cash equivalents, end of period	$38,721	$34,549

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

The required retrospective applications of the FSP and SFAS No. 160 had the following impact on our net income, diluted earnings per share and presentation of the consolidated statement of operations for the 2008 quarterly periods, as well as for the year ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Net income – CIBER, Inc., as previously reported	$7,177	$8,928	$7,877	$5,974	$29,956
Impact of FSP APB 14-1	(1,250)	(743)	(642)	(437)	(3,072)
Net income – CIBER, Inc., as restated	5,927	8,185	7,235	5,537	26,884
Net income – noncontrolling interests	356	271	197	105	929
Consolidated net income	$6,283	$8,456	$7,432	$5,642	$27,813

Earnings per share – basic and diluted:
Net income – CIBER, Inc., as previously reported	$0.12	$0.15	$0.13	$0.10	$0.50
Impact of FSP APB 14-1	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)
Net income – CIBER, Inc., as restated	$0.10	$0.14	$0.12	$0.09	$0.45

Subsequent Events — We have evaluated for recognition or disclosure in these consolidated financial statements, subsequent events through August 6, 2009, the issuance date of these consolidated financial statements.

Other Income (Expense), Net — Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands)
Foreign exchange gains (losses), net	$(69)	$224	$(2,048)	$1,316
Gain on retirement of Debentures, net	77	—	1,086	—
Other, net	(24)	34	(165)	40
Other income (expense), net	$(16)	$258	$(1,127)	$1,356

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands, except per share amounts)
Numerator:
Net income – CIBER, Inc.	$8,185	$4,656	$14,112	$8,921
Denominator:
Basic weighted average shares outstanding	60,000	69,638	60,132	66,395
Dilutive effect of employee stock plans	344	95	202	61
Diluted weighted average shares outstanding	60,344	69,733	60,334	66,456

Earnings per share – basic	$0.14	$0.07	$0.23	$0.13
Earnings per share – diluted	$0.14	$0.07	$0.23	$0.13

Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.  The approximate average number of anti-dilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was 5,757,000 and 9,075,000 for the three months ended June 30, 2008 and 2009, respectively, and 6,608,000 and 9,029,000 for the six months ended June 30, 2008 and 2009, respectively.  Additionally, the approximate number of anti-dilutive restricted stock units (“RSUs”) omitted from the computation of diluted weighted average shares outstanding was 174,000 and 208,000, respectively, for the three and six month periods ended June 30, 2009.

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

In April 2009, we issued 782,584 shares of our common stock, valued at approximately $2.4 million, in exchange for all of the noncontrolling interests (“NCI”) in one of our foreign subsidiaries.  In accounting for the acquisition of a NCI, any consideration in excess of the book value of the NCI is recorded as a reduction of CIBER shareholders’ equity.

(4) Goodwill

Our goodwill is assigned to individual segments or divisions and is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a division’s carrying amount is greater than its fair value.  As of June 30, 2009, we performed our annual impairment review of our reporting units, which are the same as our business divisions, and determined that there was no impairment.

The changes in the carrying amount of goodwill are as follows:

	Custom Solutions	Europe	Federal Government	U.S. ERP	Total
	(In thousands)
Balance at January 1, 2009	$177,631	$132,913	$74,264	$54,339	$439,147
Acquisitions	3,922	—	—	—	3,922
Adjustments on prior acquisitions	—	(1,791)	—	—	(1,791)
Effect of foreign exchange rate changes	—	7,599	—	—	7,599
Balance at June 30, 2009	$181,553	$138,721	$74,264	$54,339	$448,877

(5) Financial Instruments

We recognize all derivative instruments as either assets or liabilities on our balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  All hedging instruments must be designated, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

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

We have entered into an interest rate swap with a financial institution, for which we have elected hedge accounting and have designated it as a cash flow hedge.  This interest rate swap helps us manage our interest rate risk under our senior secured reducing revolving credit facility (“Revolving Credit Facility”) by converting a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.  This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate payments over the life of the agreement without any exchange of underlying principal amounts.  Interest is net settled monthly with the financial institution counterparty.  Effective March 12, 2009, this interest rate swap effectively converts $50.0 million of our borrowings under our Revolving Credit Facility from a variable-rate instrument into a fixed-rate instrument at 1.26% plus our current credit margin of 1.50% at June 30, 2009, for a total rate of 2.76%.  The interest rate swap matures on March 12, 2010.  At June 30, 2009, the estimated unrealized loss on our interest rate swap, net of taxes of $106,000, reflected in “accumulated other comprehensive income” was approximately $173,000.  The liability for the unrealized loss on this swap of $279,000 is presented with “other accrued expenses and liabilities” on the balance sheet and is expected to be recognized in earnings over the next 12 months.

CIBER will also, from time to time, enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results.  We have not elected hedge accounting for these derivatives.  As of and for the six months ended June 30, 2009, we had several of these instruments outstanding, none of which were individually material.

(6) Sale of Common Stock

During the six months ended June 30, 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our Revolving Credit Facility. The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility.  In addition, beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  At June 30, 2009, the maximum available to us under the Revolving Credit Facility was $161.9 million.

(7) Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands)
Comprehensive income:
Consolidated net income	$8,456	$4,709	$14,739	$9,006
Gain (loss) on hedging activity, net of tax	204	—	(3,996)	(173)
Foreign currency translation adjustments	(781)	16,046	9,770	8,232
Comprehensive income	7,879	20,755	20,513	17,065
Less: Comprehensive income – noncontrolling interests	193	53	452	85
Comprehensive income – CIBER, Inc.	$7,686	$20,702	$20,061	$16,980

(8) Segment Information

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  In 2009, we have combined our Commercial and State & Local Government operating divisions into one division called our Custom Solutions division. Therefore, our divisions now consist of our Europe division, which includes Eastern Asia, Australia and New Zealand, and our three domestic divisions, which consist of Custom Solutions, Federal Government and U.S. ERP.  Our Europe division provides a broad range of information technology (“IT”) consulting services, including package software implementation, application development, systems integration and support services.  Our Custom Solutions and Federal Government divisions provide IT services and products in custom-developed software environments.  Our India-based operations are considered part of our Custom Solutions division.  Our U.S. ERP division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) and supply chain management software from software vendors such as Oracle, SAP and Lawson for U.S. customers.  Also in 2009, certain centralized operation support departments have been moved from the Custom Solutions division to become part of our corporate group.  Prior year segment data has been adjusted to conform to the 2009 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands)
Total revenue:
Custom Solutions	$138,615	$114,092	$271,527	$232,422
Europe	115,988	85,282	215,739	168,582
Federal Government	33,252	29,931	65,285	58,720
U.S. ERP	31,542	32,309	63,002	61,666
Corporate/Inter-segment	(1,818)	(1,010)	(3,510)	(2,311)
Total revenue	$317,579	$260,604	$612,043	$519,079

Income from operations:
Custom Solutions	$13,582	$7,525	$26,736	$15,666
Europe	9,948	4,346	16,380	8,377
Federal Government	2,957	1,533	4,390	3,318
U.S. ERP	197	2,668	1,844	3,564
Corporate expenses	(7,627)	(7,147)	(13,819)	(13,576)
Total	19,057	8,925	35,531	17,349
Amortization of intangibles	(1,648)	(1,457)	(3,219)	(2,865)
Operating income	$17,409	$7,468	$32,312	$14,484

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

The required retrospective applications of the FSP and SFAS No. 160 had the following impact on our net income, diluted earnings per share and presentation of the consolidated statement of operations for the 2008 quarterly periods, as well as for the year ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Net income – CIBER , Inc., as previously reported	$7,177	$8,928	$7,877	$5,974	$29,956
Impact of FSP APB 14-1	(1,250)	(743)	(642)	(437)	(3,072)
Net income – CIBER, Inc., as restated	5,927	8,185	7,235	5,537	26,884
Net income – noncontrolling interests	356	271	197	105	929
Consolidated net income	$6,283	$8,456	$7,432	$5,642	$27,813

Earnings per share – basic and diluted:
Net income – CIBER, Inc., as previously reported	$0.12	$0.15	$0.13	$0.10	$0.50
Impact of FSP APB 14-1	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)
Net income – CIBER, Inc., as restated	$0.10	$0.14	$0.12	$0.09	$0.45

Comparison of the Three Months Ended June 30, 2008 and 2009 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2008		2009
	(Dollars in thousands, except billing rate)
Consulting services	$300,317	94.6%	$250,095	96.0%
Other revenue	17,262	5.4	10,509	4.0
Total revenue	317,579	100.0	260,604	100.0

Gross profit – consulting services	82,141	27.4	62,275	24.9
Gross profit – other revenue	4,961	28.7	3,654	34.8
Gross profit – total	87,102	27.4	65,929	25.3

SG&A expenses	68,045	21.4	57,004	21.9

Operating income	17,409	5.5	7,468	2.9

Net income – CIBER, Inc.	$8,185	2.6%	$4,656	1.8%

Average hourly billing rate	$89		$83
Consultant utilization	90%		87%
Average billable headcount	7,445		7,150

Revenue.  Total revenue decreased $57.0 million, or 18%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  Poor economic conditions and a stronger U.S. dollar between the comparable periods are primarily responsible for the revenue decrease.  As a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar was significantly stronger against many currencies during both of the first two quarters of 2009 as compared to 2008, resulting in unfavorable currency translation and fewer U.S. dollar reported revenues.  Foreign currency rate changes resulted in approximately $25 million of reduced reported revenue in the second quarter of 2009 over the same period of 2008.  Excluding the unfavorable currency translation effects, our total revenue decreased 10% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily due to reduced domestic revenue as poor economic conditions have caused clients to cancel, reduce or delay IT spending.

Revenue by segment/division was as follows:

	Three Months Ended June 30,
	2008	2009	% change
	(In thousands)
Custom Solutions	$138,615	$114,092	(17.7)%
Europe	115,988	85,282	(26.5)
Federal Government	33,252	29,931	(10.0)
U.S. ERP	31,542	32,309	2.4
Corporate/inter-segment	(1,818)	(1,010)	n/m
Total revenue	$317,579	$260,604	(17.9)%

n/m = not meaningful

•                  Custom Solutions revenue decreased primarily due to the successful completion of the very large Pennsylvania Turnpike Commission project in mid-2008, as well as a number of cancelled or delayed projects and staffing reductions on other projects resulting from current economic conditions.  Most significantly, three large clients cut back on the use of our services in 2009 in response to their own economic situations.

•                  Unfavorable foreign currency fluctuations accounted for an approximate 21% decline in Europe’s current quarter revenue results.  Excluding the impact of unfavorable foreign currency translation, our Europe division revenue decreased by approximately 5% primarily resulting from delays in customer decisions. Client bankruptcy or financial constraints also caused cancellation of or reductions in some client contracts.

•                  Federal division revenue was down 10% as compared to the same quarter of 2008 related to expired contracts that have yet to be replaced; however, the current quarter revenue was a 4% improvement over the previous quarter.  Federal had a large contract that expired at the end of 2008 that was awarded to a qualified small business.  In addition, delays in contract awards have continued to push out improvements in our Federal division’s revenue. The Federal division has recently obtained three large Multiple Award Contract vehicles that allow us to compete for new business.  The Federal division is working on winning task order awards under these indefinite delivery/indefinite quantity contracts that we expect will lead to additional revenue in future periods.

•                  The improvement in the U.S. ERP division in the current quarter is due to several new large commercial and public sector projects in our Oracle and SAP practices.  Although the increase between comparable quarters was only 2%, the increase in the current quarter over the previous quarter of 2009 was approximately 10%, due to improvements in almost all of our practices.  Revenue from these new contract wins has more than offset projects coming to a close.

Gross Profit.  In total, our gross profit margin decreased 210 basis points to 25.3% for the three months ended June 30, 2009, compared to 27.4% for the same period in 2008.  Gross profit margin on consulting services revenue accounted for all of the decrease, due to significant consulting services margin decreases in all divisions, other than the U.S. ERP division, which had a sizable improvement in its consulting services margin mainly due to significantly improved margins in our SAP practice.  The significant declines in gross margins were primarily due to customers cutting back on the size and scope of projects, as well as pricing pressures from a number of existing customers.  As customers have reduced, delayed or cancelled projects, it has been difficult to maintain our normal levels of consultant utilization, which has also contributed to the reduction in our gross margin.  Europe also incurred an approximate 2.5% employee wage increase at the beginning of 2009 that we have not been able to recover through increased billing rates.

Selling, general and administrative.  We initiated a number of cost reduction initiatives beginning in the fall of 2008 in response to the deteriorating economic conditions.  Most significant has been the ongoing reduction of overhead personnel, which has continued into both the first and second quarter of 2009.  As a result, our SG&A costs during the three months ended June 30, 2009, declined by $11.0 million, or 16%, from the same period of the prior year; however as a percentage of revenue, SG&A expenses increased 50 basis points to 21.9% for the three months ended June 30, 2009, compared to 21.4% for the three months ended June 30, 2008 as we have not reduced our costs as fast as revenue has declined.  In addition to staff-related reductions, we have also significantly reduced recruiting and travel costs.  We expect further improvements in our SG&A costs in the third quarter due to recent additional cost cutting.

Operating income.  Our 210 basis point reduction in gross profit margin, as well as the 50 basis point increase in SG&A costs as a percentage of revenue drove the reduction in our operating income margin to 2.9% for the three months ended June 30, 2009, compared to 5.5% for the three months ended June 30, 2008.

Operating income by segment/division was as follows:

	Three Months Ended June 30,		%	2008 % of	2009 % of
	2008	2009	change	revenue*	revenue*
	(In thousands)
Custom Solutions	$13,582	$7,525	(44.6)%	9.8%	6.6%
Europe	9,948	4,346	(56.3)	8.6	5.1
Federal Government	2,957	1,533	(48.2)	8.9	5.1
U.S. ERP	197	2,668	1254.3	0.6	8.3
Corporate expenses	(7,627)	(7,147)	6.3	(2.4)	(2.7)
Total	19,057	8,925	(53.2)%	6.0	3.4
Amortization of intangibles	(1,648)	(1,457)		(0.5)	(0.5)
Operating income	$17,409	$7,468		5.5%	2.9%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  Custom Solutions operating income decreased due to a sizable reduction in gross margin resulting primarily from higher-margin projects that ended or were cancelled, lower consultant utilization and downward pricing pressure from some existing customers.  Additionally, SG&A expenses as a percentage of revenue increased between the comparable periods.  We reduced direct and overhead labor costs by approximately $15 million in the three months ended June 30, 2009, as compared to the same period of 2008, but could not adjust these costs as quickly as our revenue was adjusting downward.  This division represents the combination of our former Commercial and State & Local Government divisions, which was undertaken in 2009 to better align operations and reduce overhead costs.

•                  Europe’s operating income declined due to the significant reduction in services gross profit margins stemming from lower consultant utilization, increased consultant wages, as well as some customer-induced pricing pressures.  A considerable reduction in SG&A expenses due to lower overhead personnel cost, plus lower recruiting and travel expenses helped to partially offset the gross margin decline.

•                  Similar to the Custom Solutions division, Federal had an erosion of gross profit margin as revenues declined and consultant utilization decreased and was not able to fully offset this by reductions in overhead costs.

•                  The U.S. ERP division increased revenues and improved both gross profit margin on services and operating income, led by significant improvements in our SAP practice.   Improved consultant utilization, cost reductions and completion of a large low margin fixed priced contract helped improve gross profit.  In addition, reduced SG&A expenses in total dollars and as a percentage of revenue helped improve operating income margin.

•                  Corporate expenses declined by 6% as recent cost-cutting measures showed benefit in the current period; however, these improvements were partially offset by increased share-based compensation expenses and increased costs related to our new corporate headquarters.

Interest expense.  Interest expense decreased $3.1 million during the three months ended June 30, 2009, compared to 2008, $1.1 million of which related to the 2008 restatement of interest expense due to our January 1, 2009 adoption of FSP APB 14-1.  The remaining decrease was equally a function of lower average borrowings during the 2009 quarter and lower average interest rates on those borrowings as compared to the same period of the prior year.

Other income (expense), net.  Other income, net was $258,000 for the three months ended June 30, 2009, compared to other expense, net of $16,000 for the similar period in 2008, primarily due to improvements in foreign exchange gains/losses.

Income taxes.  Our effective tax rates were 31.9% and 37.5% for the three months ended June 30, 2009 and 2008, respectively.  Our tax rate is affected by the mix of our profits and losses across many different tax jurisdictions.  In 2009, we have continued to see a shift of profits toward lower tax jurisdictions.  The 2008 U.S. Federal Research and Experimentation tax credit wasn’t approved by Congress until the fourth quarter of 2008. As a result, the full-year benefit for the credit in 2008 wasn’t recorded until the fourth quarter, causing the effective tax rates in the earlier quarters of 2008 to be higher.  When the credit was approved for 2008, it was also extended for 2009; therefore we are recording the estimated tax benefit for the 2009 R&E credit over the four quarters of 2009, causing a reduction in our effective tax rate in the current quarter as compared to the same quarter of 2008.

Comparison of the Six Months Ended June 30, 2008 and 2009 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2008		2009
	(Dollars in thousands, except billing rate)
Consulting services	$581,480	95.0%	$498,057	96.0%
Other revenue	30,563	5.0	21,022	4.0
Total revenue	612,043	100.0	519,079	100.0

Gross profit – consulting services	158,184	27.2	122,964	24.7
Gross profit – other revenue	9,883	32.3	7,847	37.3
Gross profit – total	168,067	27.5	130,811	25.2

SG&A expenses	132,536	21.7	113,462	21.9

Operating income	32,312	5.3	14,484	2.8

Net income – CIBER, Inc.	$14,112	2.3%	$8,921	1.7%

Average hourly billing rate	$88		$83
Consultant utilization	89%		87%
Average billable headcount	7,400		7,200

Revenue.  Total revenue decreased $93.0 million, or 15%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Poor economic conditions and a stronger U.S. dollar between the comparable periods are primarily responsible for the revenue decrease.  As a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar was significantly stronger against many currencies during both of the first two quarters of 2009 as compared to 2008, resulting in unfavorable currency translation and fewer U.S. dollar reported revenues.   Foreign currency rate changes resulted in approximately $45 million of reduced reported revenue in 2009 over 2008.  Excluding the unfavorable currency translation effects, our total revenue decreased 8% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to reduced domestic revenue as poor economic conditions have caused clients to cancel, reduce or delay IT spending.

Revenue by segment/division was as follows:

	Six Months Ended June 30,
	2008	2009	% change
	(In thousands)
Custom Solutions	$271,527	$232,422	(14.4)%
Europe	215,739	168,582	(21.9)
Federal Government	65,285	58,720	(10.1)
U.S. ERP	63,002	61,666	(2.1)
Corporate/inter-segment	(3,510)	(2,311)	n/m
Total revenue	$612,043	$519,079	(15.2)%

n/m = not meaningful

•                  Custom Solutions revenue decreased 14% primarily due to the successful completion of the very large Pennsylvania Turnpike Commission (“PTC”) project in mid-2008, as well as a number of cancelled or delayed projects and staffing reductions on other projects resulting from current economic conditions.  Most significantly, three large clients cut back on the use of our services in 2009 in response to their own economic situations.

•                  Unfavorable foreign currency fluctuations accounted for a 21% decline in Europe’s current year results.  Excluding the impact of unfavorable foreign currency translation, our Europe division revenue decreased by only 1%.  Delays in customer decisions have slowed revenue in 2009. Client bankruptcy or financial constraints also caused cancellation of or reductions in some client contracts which has negatively impacted Europe’s 2009 results as compared to 2008.

•                  Federal division revenue was down 10% as compared to the same period of 2008 related to expired contracts that have yet to be replaced.  Federal had a large contract that expired at the end of 2008 that was awarded to a qualified small business.  In addition, delays in contract awards have continued to push out improvements in our Federal division’s revenue.  The Federal division has recently obtained three large Multiple Award Contract vehicles that allow us to compete for new business.  The Federal division is working on winning task order awards under these indefinite delivery/indefinite quantity contracts that we expect will lead to additional revenue in future periods.

•                  U.S. ERP division revenues declined 2% in the current six months primarily due to the successful completion of the very large PTC project (mentioned above) in mid-2008, which is now being supported by us at considerably less revenue than during the implementation phase of the project.   The U.S. ERP division has several new large contract wins in late 2008 and early 2009 in our Oracle and SAP practices that have ramped up the second quarter of 2009 and are partially offsetting the lost PTC revenue.

Gross Profit.  In total, our gross profit margin decreased 230 basis points to 25.2% for the six months ended June 30, 2009, compared to 27.5% for the same period in 2008.  As mentioned above in the comparable quarter discussion, gross profit margin on consulting services revenue accounted for all of the decrease, with sizable services margin decreases in our Custom Solutions and Europe divisions between the comparable six months.  The Federal division experienced a much smaller decrease in its gross margin for the comparable six months, and the U.S. ERP division’s gross margin improved significantly in the current year.  The significant declines in gross margins were primarily due to customers cutting back on the size and scope of projects, as well as pricing pressures from a number of existing customers.  As customers have reduced, delayed or cancelled projects, it has been difficult to maintain our normal levels of consultant utilization, which has also contributed to the reduction in our gross margin.  Europe also incurred an approximate 2.5% employee wage increase at the beginning of 2009 that we have not been able to recover through increased billing rates.

Selling, general and administrative.  We began a number of cost reduction initiatives in the fall of 2008 in response to the deteriorating economic conditions.  As a result, our SG&A costs during the six months ended June 30, 2009, declined by $19.1 million, or 14%, from the last year.  As a percentage of revenue, SG&A expenses increased 20 basis points to 21.9% for the six months ended June 30, 2009, compared to 21.7% in 2008 as we have not reduced our SG&A costs as fast as revenue has declined.  Cost reductions have been made in all divisions, primarily salaries, as well as reduced recruiting and travel costs.  Significant cost reductions resulted from the combination of our former Commercial and State & Local Government divisions in 2009.

Operating income.  Our 230 basis point reduction in gross profit margin, plus the 20 basis point increase in SG&A costs as a percentage of revenue created the reduction in our operating income margin to 2.8% for the six months ended June 30, 2009, compared to 5.3% for the six months ended June 30, 2008.

Operating income by segment/division was as follows:

	Six Months Ended June 30,		%	2008 % of	2009 % of
	2008	2009	change	revenue*	revenue*
	(In thousands)
Custom Solutions	$26,736	$15,666	(41.4)%	9.8%	6.7%
Europe	16,380	8,377	(48.9)	7.6	5.0
Federal Government	4,390	3,318	(24.4)	6.7	5.7
U.S. ERP	1,844	3,564	93.3	2.9	5.8
Corporate expenses	(13,819)	(13,576)	1.8	(2.3)	(2.6)
Total	35,531	17,349	(51.2)%	5.8	3.3
Amortization of intangibles	(3,219)	(2,865)		(0.5)	(0.5)
Operating income	$32,312	$14,484		5.3%	2.8%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  Custom Solutions operating income decreased due to a sizable reduction in gross margin resulting primarily from higher-margin projects that ended or were cancelled, lower consultant utilization and downward pricing pressure from some existing customers.  Additionally, SG&A expenses as a percentage of revenue increased between the comparable periods.  We reduced direct and overhead labor costs, but could not adjust these costs as quickly as our revenue was adjusting downward.

•                  Europe’s operating income declined due to the significant reduction in services gross profit margins stemming from lower consultant utilization, increased consultant wages, as well as some customer-induced pricing pressures.  A considerable reduction in SG&A expenses due to lower overhead personnel cost, plus lower recruiting and travel expenses helped to partially offset the gross margin decline.

•                  Similar to the Custom Solutions division, the Federal division had an erosion of gross profit margin as revenues declined and consultant utilization decreased and was not able to fully offset this by reductions in overhead costs.

•                  The U.S. ERP division improved both gross profit margin and operating income, led by significant improvement in our SAP practice.   Improved consultant utilization, cost reductions and completion of a large, low-margin fixed-priced contract helped improve gross profit.  In addition, reduced SG&A expenses in total dollars and as a percentage of revenue helped improve operating income margin.

•                  Corporate expenses declined by 2% as recent cost-cutting measures benefited the current period, however these improvements were partially offset by increased share-based compensation expenses and increased costs related to our new corporate headquarters.

Interest expense.  Interest expense decreased $5.4 million during the six months ended June 30, 2009, compared to 2008, $2.5 million of which related to the 2008 restatement of interest expense due to our January 1, 2009 adoption of FSP APB 14-1.  The remaining decrease was equally a function of lower average borrowings during 2009 and lower average interest rates on those borrowings.

Other income (expense), net.  Other income, net was $1.4 million for the six months ended June 30, 2009, compared to other expense, net of $1.1 million for the similar period in 2008.  Our foreign exchange transaction gains/losses accounted for a $3.4 million improvement between the comparable periods. Offsetting the improvement from foreign exchange results was a $1.1 million gain on the retirement of our Debentures during the six months ended June 30, 2008, with no similar gain in 2009.

Income taxes.  Our effective tax rates were 33.9% and 37.5% for the six months ended June 30, 2009 and 2008, respectively.  Our tax rate is affected by the mix of our profits and losses across many different tax jurisdictions.  In 2009, we have continued to see a shift in profits toward lower tax jurisdictions.  The 2008 U.S. Federal Research and Experimentation tax credit wasn’t approved by Congress until the fourth quarter of 2008. As a result, the full-year benefit for the credit in 2008 wasn’t recorded until the fourth quarter, causing the effective tax rates in the earlier quarters of 2008 to be higher.  When the credit was approved for 2008, it was also extended for 2009; therefore we are recording the estimated tax benefit for the 2009 R&E credit over the four quarters of 2009, causing a reduction in our effective tax rate in the current period as compared to 2008.

Liquidity and Capital Resources

At June 30, 2009, we had $148.9 million of working capital and a current ratio of 2.06:1, compared to working capital of $165.2 million and a current ratio of 2.15:1 at December 31, 2008.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available Revolving Credit Facility will be sufficient to finance our working capital needs through the next year.

	Six Months Ended June 30,
	2008	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$40,948	$25,081
Investing activities	(15,169)	(8,418)
Financing activities	(20,483)	(32,787)
Effect of foreign exchange rates on cash	1,708	1,824
Net increase (decrease) in cash and cash equivalents	$7,004	$(14,300)

Our balance of cash and cash equivalents was $34.5 million at June 30, 2009, compared to a balance of $48.8 million at December 31, 2008.  Typically, most of our cash balance is maintained by our European subsidiaries and our domestic cash balances are used daily to reduce our outstanding balance on our Revolving Credit Facility.  From time-to-time, as permitted under tax regulations, we may engage in short-term loans between our U.S. parent company and our foreign subsidiaries.

Operating activities.  Cash provided by operating activities decreased to $25.1 million during the six months ended June 30, 2009, as compared to $40.9 million for the same period of 2008.  Changes in normal short-term working capital items like accounts receivable, accounts payable and accrued compensation and other liabilities accounted for nearly one-third of the decrease.  Our working capital fluctuates based on seasonal factors, as well as the timing of our domestic payroll and accounts payable processing cycles in regard to month-end dates.  In the first quarter of 2008, our European operations had an unusual improvement in accounts receivable as compared to December 2007.  A number of client payments that were normally expected late in the fourth quarter of 2007 slipped into the first quarter of 2008.  In contrast, our Europe operations had good accounts receivable collections during the fourth quarter of 2008, resulting in more normal activity for early 2009.  During the first half of 2009, our domestic operations generated $24.1 million of cash from operations while our Europe operations generated cash of $1.0 million.  During the six months ended June 30, 2008, our domestic and Europe operations generated $23.3 million and $17.6 million of cash, respectively.  Typically, the seasonality of our business in many European countries, including the payment of prior year bonuses in the first quarter, results in negative cash from operations in the early part of the year with improvements in the second half of the year.

Total accounts receivable decreased $8.4 million to $226.7 million at June 30, 2009, from $235.1 million at December 31, 2008, primarily due to decreased revenues that were partially offset by a reduction in collections as evidenced by our total accounts receivable day’s sales outstanding (“DSO”) of 74 days at June 30, 2009, compared to 72 days at December 31, 2008.  Domestic DSO has improved by several days since December 2008 while Europe’s DSO increased during the first half of 2009.  Our European operations typically experience their lowest DSO levels in December.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable from the City of New Orleans (the “City”) was approximately $10.2 million at June 30, 2009, up from $9.2 million at December 31, 2008.  The increase is due to the ongoing services that we continue to provide for the City.  Of our outstanding receivable balance from the City at June 30, 2009, a substantial amount related to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and FEMA on the remaining balance and based on our communications with them, we believe we will be able to collect the balance in full.  In July 2009, we collected approximately $6.2 million of our outstanding balance from the City.

Accrued compensation and related liabilities decreased $9.8 million to $52.6 million at June 30, 2009, from $62.4 million at December 31, 2008, due to a reduction in our bonus accruals resulting from the payment of annual bonuses in the first quarter, reduced staff levels, as well as fewer domestic payroll accrual days.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At June 30, 2009, there were 7 days of domestic unpaid wages, compared to 8 days at December 31, 2008.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $4.3 million (net of $0.4 million of cash acquired) to acquire Iteamic Pvt. Ltd., a Bangalore, India-based IT services company during the six months ended June 30, 2009, compared with $7.3 million for the acquisition of a Norwegian SAP consultancy and a noncontrolling interest in one of our European subsidiaries during the six months ended June 30, 2008.  Spending on property and equipment decreased to approximately $4.2 million during the six months ended June 30, 2009, from $8.1 million in 2008.  Capital spending was unusually high in 2008, as we built the infrastructure to support our information technology outsourcing practice.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments on our long-term bank debt, which consists primarily of our Revolving Credit Facility.  During the six months ended June 30, 2009, we had net payments on our long-term debt of $54.3 million, compared to net borrowings of $53.1 million in the comparable period of 2008.  The net payments in 2009 resulted primarily from $23.2 million of cash received following the sale of our common stock, as well as the positive cash flow generated by our operating activities and the use of existing cash balances.  The net borrowings in 2008 were primarily used to retire our Debentures.  During the six months ended June 30, 2008, we used $68.8 million of cash to repurchase some of our Debentures; all of which were retired by December 15, 2008.

Revolving Credit Facility. We have a senior secured reducing revolving credit facility, with several financial institutions as lenders and Wells Fargo as administrative agent (the “Revolving Credit Facility”) that matures on February 11, 2011.  The Revolving Credit Facility is secured by substantially all of our assets.  The Revolving Credit Facility is subject to mandatory prepayments, and commitment reductions, in amounts equal to the net cash proceeds resulting from specified events such as asset dispositions, events of loss, issuance or incurrence of indebtedness and issuance of equity, subject in each case to specified thresholds and other exceptions.  As a result of our sale of common stock during the first quarter of 2009, the commitment available under the Revolving Credit Facility was reduced by the net proceeds of $23.2 million.  In addition, beginning on March 31, 2009, and continuing through December 31, 2010, the aggregate commitments under the Revolving Credit Facility will be reduced by $7.5 million each quarter end.  At June 30, 2009, the maximum available to us under the Revolving Credit Facility was $161.9 million against which $112.1 million was borrowed.

Our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London Interbank Offered Rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  The lending rate for our borrowings is selected based upon the amount of time we want the borrowing to remain outstanding.  In March 2009, we entered into a one-year interest rate swap that effectively converts $50.0 million of our borrowings under our Revolving Credit Facility from a variable-rate instrument into a 1.26% fixed-rate instrument.  At June 30, 2009, our weighted average interest rate on our outstanding borrowings under the Revolving Credit Facility was 3.04%.

The terms of the Revolving Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Revolving Credit Facility also contains certain financial covenants, including a maximum consolidated total leverage ratio (Total Debt divided by EBITDA) of 2.00 to 1.00, and a minimum interest coverage ratio (net income plus net interest expense (“EBIT”) divided by interest expense) of 3.50 to 1.00.  Certain elements of these ratios are defined below:

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

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of June 30, 2009.   At June 30, 2009, our total leverage ratio was 1.92 as compared to a maximum allowed of 2.00.  At December 31, 2009, the maximum allowed leverage ratio decreases to 1.75.  Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring through at least December 31, 2009.  However, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance with these bank covenants.  The leverage ratio is impacted by our level of earnings and borrowings.  Starting in the fourth quarter of 2008, we have experienced declines in our profitability as a result of reduced demand of our services, increased competition, as well as the deteriorating financial condition of some of our clients.  Our daily borrowings are primarily driven by the timing of cash receipts from our customers, which are largely outside of our direct control.  Cash receipts are extremely difficult to forecast and may vary widely from one day to another.  As recent economic conditions have negatively impacted our earnings, our forecast for future compliance with the leverage ratio covenant is much tighter than when we originally entered into the Revolving Credit Facility.  As a result, we are exploring our options for amending or replacing the current Revolving Credit Facility.  There can be no assurance that we will be successful in amending or replacing our Revolving Credit Facility; however, any such change would likely result in higher borrowing costs based on current market rates.

We cannot be certain that the foregoing factors will not result in any financial covenant violation in the future and given these factors, it is possible that a financial covenant violation may occur in subsequent quarters.  If a covenant violation were to occur, we believe that we would be able to obtain a waiver or amendment from our credit group.  Any such waiver or amendment would come at additional costs to CIBER and such costs could be material.  We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing will be available in the future or the costs of such credit or financing.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Goodwill — At June 30, 2009, we had $448.9 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable.  The result of our June 30, 2009 annual impairment test was that no impairment was indicated.  Goodwill impairment testing involves a two-step process.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in the Notes to our Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results will differ from those estimates.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Our most recent annual goodwill impairment analysis, which was performed as of June 30, 2009, did not result in an impairment charge for any of our business units.  The forecasts utilized in the discounted cash flow analysis as part of our June 2009 annual impairment test assume future growth in each of our reporting units during the next five years and beyond.  Our Federal and U.S. ERP business units had decreases in their operating income or increased losses during 2008.  We expect this trend to change in future periods based on developments in these businesses in recent periods.  If these business units can’t obtain, or are not expected to obtain the projected levels of profitability, future impairment tests may result in an impairment charge.  There can be no assurances that these business units will be able to achieve our estimated levels of profitability.  We currently have goodwill of $74.3 million and $54.3 million recorded for our Federal and U.S. ERP business units, respectively, and there was not significant excess fair value during the June 2009 annual impairment test.

In accordance with new accounting standards for fair value measurement that became effective in 2009, we have modified our approach to the determination of the weighted average cost of capital (“WACC”) to be used in the discounted cash flow calculations of our goodwill impairment testing.  In 2009, our WACC for each business unit ranged from 8.3% to 13% and varied primarily based on our analysis of peer group comparable companies’ WACC.  In our last impairment test in December 2008, the business unit WACC was primarily based on CIBER’s WACC and ranged from 10.4% to 11.4%.

In our process of estimating future cash flows for our business units, we have assumed stabilization of our business in the second half of 2009 resulting from general economic conditions with improvements expected beginning in 2010.  We have assumed a blended overall 10% increase in revenue in 2010 and then increases ranging from 4% to 6% in future years.  We have assumed a perpetual growth rate after 5 years of 4%.  In addition, we have assumed improvement in operating income as a percentage of revenue resulting from recent changes we have made to our cost structure, improvements in operating performance and leverage of revenue growth.  In our overall evaluation of the business unit fair value determinations from our discounted cash flow analysis, we also consider a sensitivity analysis of various discount rates and growth rate assumptions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to changes in interest rates arises primarily because our indebtedness under our Revolving Credit Facility has a variable interest rate.  At June 30, 2009, our outstanding borrowings under our Revolving Credit Facility were $112.1 million and our weighted average interest rate was 3.04%.  In March 2009, we entered into an interest rate swap with a financial institution to help us manage our interest rate risk under our Revolving Credit Facility by converting $50.0 million of our floating-rate debt to a fixed-rate basis (1.26%), thus reducing the impact of interest rate changes on future interest expense.  The interest rate swap matures on March 12, 2010.  Assuming $112.1 million of outstanding borrowings, of which $50.0 million is fixed-rate due to the interest rate swap, a 1% increase in interest rates would result in approximately $0.6 million of additional annual interest expense.

Other than the interest rate swap mentioned above, there were no other changes in our market risk exposure during the six months ended June 30, 2009.  For a complete discussion of our market risk associated with foreign currency risk as of December 31, 2008, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the regional and global economic conditions in which they operate.  Many economists have determined that the U.S. economy and the global economy have entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors.  The economic recession, particularly in the U.S. and Western Europe, has and may continue to result in reductions in technology and other discretionary spending by some of our clients, which has and may continue to result in reductions in the growth of our new business, as well as reductions in our existing business. Beginning in the fourth quarter of 2008, we began experiencing slowing across our business units which has continued in the first half of 2009 and has contributed to declines in revenue and profitability in most of our business units.  Reduced demand for IT services has also led to increased price competition and the possibility that we will enter into contracts that produce lower profit margins.  Continued disruption and volatility of the financial markets likely would limit our customers’ access to financing needed for operations.  These circumstances have caused some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms, to delay payments due to us and, as occurred with several clients in 2008, to enter into bankruptcy or liquidation.  In the event our clients continue to be affected by these events, our revenues, results of operations and financial condition may be materially adversely affected, any of which may adversely affect our compliance with the financial covenants under our Revolving Credit Facility, as well as our access to other sources of capital.

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

The volatile world economic and market conditions also produced negative effects on our results of operations in the first half of 2009 due to, among other things, adverse changes in foreign currency rates.  Such negative effects may continue.  Approximately one-third of our year-to-date 2009 consolidated revenue was from our Europe division and was derived in foreign currencies.  Changes in the values of these foreign currencies against the U.S. dollar affects the reported amounts of our foreign revenues, expenses, assets and liabilities.  Significant strengthening of the U.S. dollar against currencies like the Great Britain Pound and the Euro negatively impacted revenue and profits in the fourth quarter of 2008 and the first half of 2009.  Revenue for the six months ended June 30, 2009, decreased by approximately 7% as compared to the same period of 2008 due to foreign exchange rates.  In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses.  These types of events are difficult to predict and may be expected to recur.  Accordingly, we could experience material losses in revenues and earnings due to fluctuations in foreign currency rates.

Our current level of indebtedness places restrictions upon our business, and we face the risk of breaching the financial covenants in our Revolving Credit Facility.

In early 2008, we entered into a $200 million senior secured reducing revolving credit facility (“Revolving Credit Facility”) that expires on February 11, 2011.  We obtained the Revolving Credit Facility to provide funds for our working capital and general corporate needs, including the repurchase of our convertible senior subordinated debentures, which we completed as of December 15, 2008.  Substantially all of our assets secure the Revolving Credit Facility.  As of June 30, 2009, the total credit available under the Revolving Credit Facility was reduced to $162 million, of which we had borrowed $112 million.  The aggregate commitments under the Revolving Credit Facility reduce by $7.5 million each quarter end beginning on March 31, 2009, and continuing through December 31, 2010.  The Revolving Credit Facility matures on February 11, 2011, at which time the remaining maximum credit available will terminate and all outstanding balances must be repaid in full.

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

We have been in compliance with the financial covenants of our Revolving Credit Facility for the first half of 2009.  To help us achieve compliance, we chose to sell shares of CIBER common stock in early 2009 resulting in net proceeds of approximately $23.2 million that were used to pay down a portion of our Revolving Credit Facility.  The net proceeds from the sale also reduced the amount available to us under the Revolving Credit Facility.  These financial covenants continue to tighten in the second half of 2009 and, given the current global economic downturn there is an increased risk regarding our ability to maintain compliance with these debt covenants through 2009.

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

At our choice, our borrowings under the Revolving Credit Facility bear interest at rates calculated in reference to either the Wells Fargo prime lending rate (“prime”) plus a margin that ranges from 0.00% to 0.25%, or a London Interbank Offered Rate (“LIBOR”) for one to six month maturities, plus a margin that ranges from 0.75% to 1.75%.  At June 30, 2009, our weighted average interest rate on our outstanding borrowings was 3.04%.  To the extent that further disruptions in the credit markets lead to an increase in the prime rate or LIBOR, we would incur increased interest expense on the unhedged portion of our borrowings that likely would negatively impact our results of operations and financial condition.  Additionally, if we need to obtain a waiver under or an amendment to the Revolving Credit Facility in the future, or if we seek other bank financing, if available, our cost of borrowing could significantly increase due to the current market for interest spreads being significantly in excess of our current rates.  This could materially adversely affect our results of operations.

We could incur losses due to an impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At June 30, 2009, the carrying value of our goodwill was $448.9 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  Under U.S. generally accepted accounting principles, we are required to test goodwill for impairment annually and do so during the second quarter of each year, as well on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our business units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired and would result in a non-cash impairment charge in our consolidated statement of operations.

In June 2009, we performed our annual test for goodwill impairment.  This goodwill impairment analysis did not result in an impairment charge for any of our business units.  The forecasts utilized in the discounted cash flow analysis as part of our impairment test assumes future growth in each of our reporting units during the next five years and beyond.  Our Federal and U.S. ERP business units had decreases in their operating income or losses during 2008.  We expect this trend to change in future periods based on developments in these businesses in recent periods.  If these business units can’t obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future impairment tests may result in an impairment charge.  There can be no assurances that these business units will be able to achieve our estimated levels of profitability. We currently have goodwill of $74.3 million and $54.3 million recorded for our Federal and U.S. ERP business units, respectively, and there was not significant excess fair value during the June 2009 interim impairment test.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities — None

Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended June 30, 2009.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

April 2009	100,000	$3.20	100,000	$3,480,834
May 2009	100,000	3.21	100,000	3,159,409
June 2009	99,200	3.15	99,200	2,847,251
Total	299,200	$3.19	299,200

(1) Calendar month

(2) As of end of month indicated

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 23.2 million shares for a total cost of $193.9 million, and that has been amended from time to time by our Board of Directors.  Under the most recent authorization, approximately $2.8 million remained available at June 30, 2009 (see above table).

Item 4. Submission of Matters of a Vote of Security Holders

At the Annual Meeting of Shareholders of CIBER, Inc. held on May 4, 2009, the following matters were voted upon with the results indicated below.

Election of two Class III Directors to serve as members of the Board of Directors for a term of three years, or until their successors have been duly elected and qualified.

	For	Withheld
Paul A. Jacobs	34,721,827	26,154,667
Archibald J. McGill	34,821,577	26,054,917

Approval of an increase in the number of shares authorized for issuance under the CIBER, Inc. Employee Stock Purchase Plan by 2,500,000 shares.

For	Against	Abstain
50,475,959	1,694,796	36,847

Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009.

For	Against	Abstain
60,685,866	123,304	67,324

Item 5.  Other Information

Due to the extended downturn in the global economies and a desire to incent continued performance in view of the difficult economic conditions, the Compensation Committee determined to implement a new, reduced cash bonus award program for the second half of 2009 (the “2H09 Program”) that will operate alongside of the 2009 Annual Cash Bonus Award program.  If the 2009 Annual Cash Bonus Award Targets, as described in the Company’s 2009 Proxy Statement are achieved, that 2009 Annual Program will take precedence over the 2H09 Program and payouts will be made pursuant to the 2009 Annual Program.  If those 2009 Annual Cash Bonus Award Targets are not achieved, the 2H09 Program will be the operative cash bonus award program and payouts will be made pursuant to the 2H09 Program.

2H09 Cash Bonus Award Targets

The criteria for the 2H09 Cash Bonus Award Program targets for all NEOs approved by the Compensation Committee are still set as a percentage change against actual 2008 results as discussed in the Company’s 2009 Proxy Statement. As before, no bonus payments for a particular target will be made if less than the minimum threshold target is achieved. The maximum target to be achieved for a 100% payout on the reduced 2H09 Program has been adjusted downward for NEOs.

The following table reflects the principal 2H09 Program targets of revenue and EBITA/NOI and payout percentages on those targets for the NEOs. The targets are still set as a percentage increase against actual 2008 results. No NEO is guaranteed a bonus payment.

2H09 Program Cash Bonus Targets

NEO	Payout	Company Revenue	Company NOI	U.S. Custom Revenue	U.S. Custom NOI	Europe Revenue	Europe NOI
		% Achieved	% Achieved	% Achieved	% Achieved	% Achieved	% Achieved
Mac Slingerlend/ Peter Cheesbrough	At 100% of Plan	98	95	—	—	—	—
	At 25% of Plan	92	77.5	—	—	—	—
Tony Hadzi/ Joe Mancuso	At 100% of Plan	—	—	95	85	—	—
	At 25% of Plan	—	—	89	70	—	—
Terje Laugerud	At 100% of Plan	—	—	—	—	100	95
	At 25% of Plan	—	—	—	—	90	82.5

The total 2H09 Program Cash Bonus Award compensation, assuming maximum payouts of applicable revenue and  NOI targets are achieved, is potentially as follows: Mr. Slingerlend $170,625, Mr. Cheesbrough $73,438, Mr. Hadzi $60,000, Mr. Mancuso $52,500 and Mr. Laugerud $90,160 (at a conversion rate of 1 GBP to 1.84 U.S. Dollar). The 2H09 Program Cash Bonus Target Award does not include the Ancillary Cash Award target amounts because such amounts cannot be calculated until actual year end results are known. The tax rate, accounts receivable days sales outstanding targets and the qualitative targets that are a part of the 2009 Annual Cash Incentive Program continue to be applicable.

2H09 Program Ancillary Cash Award Targets

For the 2H09 Program Ancillary Cash Award opportunities associated with the 2H09 Program Cash Bonus Awards are the same as the targets for the 2009 Annual program, as discussed in the Company’s 2009 Proxy Statement.  However, the ancillary awards will be made to the extent that actual performance exceeds Company and business unit revenue and NOI targets revised for the second half of 2009.

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

CIBER, INC.
(Registrant)

Date:	August 6, 2009	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date:	August 6, 2009	By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Chief Financial Officer, Executive Vice President and Treasurer