Form 10-Q
period 2009-09-30
CIBER INC
filed 2009-11-05
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

There were 69,540,039 shares of the registrant’s Common Stock outstanding as of September 30, 2009.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Consulting services	$286,004	$245,113	$867,484	$743,170
Other revenue	13,962	11,254	44,525	32,276
Total revenue	299,966	256,367	912,009	775,446

Cost of consulting services	209,515	184,028	632,811	559,121
Cost of other revenue	8,170	7,382	28,850	20,557
Selling, general and administrative expenses	67,464	56,417	200,000	169,879
Amortization of intangible assets	1,604	1,506	4,823	4,371
Operating income	13,213	7,034	45,525	21,518
Interest income	268	233	727	644
Interest expense	(3,470)	(1,735)	(11,535)	(4,358)
Other income (expense), net	424	(572)	(702)	784
Income before income taxes	10,435	4,960	34,015	18,588
Income tax expense	3,003	1,401	11,844	6,023
Consolidated net income	7,432	3,559	22,171	12,565
Less: Net income — noncontrolling interests	197	54	824	139
Net income — CIBER, Inc.	$7,235	$3,505	$21,347	$12,426

Net income per share — CIBER, Inc.:
Basic	$0.12	$0.05	$0.36	$0.18
Diluted	$0.12	$0.05	$0.35	$0.18

Weighted average shares outstanding:
Basic	60,032	69,664	60,098	67,484
Diluted	60,791	69,809	60,485	67,573

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	September 30,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$48,849	$56,247
Accounts receivable, net of allowances of $4,411 and $4,236, respectively	235,066	216,658
Prepaid expenses and other current assets	20,633	24,177
Deferred income taxes	4,883	7,189
Total current assets	309,431	304,271

Property and equipment, at cost	80,360	89,273
Less accumulated depreciation	(52,988)	(62,563)
Property and equipment, net	27,372	26,710

Goodwill	439,147	451,300
Other intangible assets, net	10,666	6,665
Other assets	10,904	13,011
Total assets	$797,520	$801,957

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term bank debt	$2,002	$10,965
Accounts payable	35,373	27,301
Accrued compensation and related liabilities	62,437	66,275
Deferred revenue	13,591	15,613
Income taxes payable	1,874	11,299
Other accrued expenses and liabilities	28,921	37,078
Total current liabilities	144,198	168,531

Long-term bank debt	165,710	92,865
Deferred income taxes	34,288	36,400
Total liabilities	344,196	297,796

Commitments and contingencies

Shareholders’ equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 64,705 and 74,487 shares issued, respectively	647	745
Additional paid-in capital	296,227	322,576
Retained earnings	188,428	197,857
Accumulated other comprehensive income (loss)	(983)	12,817
Treasury stock, 4,620 and 4,947 shares, at cost	(31,889)	(30,528)
Total CIBER, Inc. shareholders’ equity	452,430	503,467
Noncontrolling interests	894	694
Total shareholders’ equity	453,324	504,161
Total liabilities and shareholders’ equity	$797,520	$801,957

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balances at January 1, 2009, as previously stated	64,705	$647	(4,620)	$(31,889)	$275,384	$209,271	$(983)	$—	$452,430
Cumulative effect of changes in accounting principals on convertible debentures and noncontrolling interests	—	—	—	—	20,843	(20,843)	—	894	894
Balances at January 1, 2009, as restated	64,705	647	(4,620)	(31,889)	296,227	188,428	(983)	894	453,324
Consolidated net income	—	—	—	—	—	12,426	—	139	12,565
Loss on hedging activity, net of $90 tax	—	—	—	—	—	—	(148)	—	(148)
Foreign currency translation	—	—	—	—	—	—	13,948	26	13,974
Sale of common stock, net of $194 of issuance costs	9,000	90	—	—	23,130	—	—	—	23,220
Acquisition of noncontrolling interests	782	8	—	—	628	—	—	(365)	271
Treasury shares issued under employee share plans	—	—	762	4,973	(244)	(2,858)	—	—	1,871
Tax benefit deficiency from employee share plans	—	—	—	—	(25)	—	—	—	(25)
Share-based compensation	—	—	40	265	2,860	(139)	—	—	2,986
Purchases of treasury stock	—	—	(1,129)	(3,877)	—	—	—	—	(3,877)
Balances at September 30, 2009	74,487	$745	(4,947)	$(30,528)	$322,576	$197,857	$12,817	$694	$504,161

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Operating activities:
Consolidated net income	$22,171	$12,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,513	9,007
Amortization of intangible assets	4,823	4,371
Deferred income tax expense	3,145	764
Provision for doubtful receivables	3,670	1,926
Share-based compensation expense	2,537	2,986
Noncash interest on convertible debentures	4,445	—
Other, net	32	1,499
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,457	22,253
Other current and long-term assets	(226)	(411)
Accounts payable	(4,297)	(8,865)
Accrued compensation and related liabilities	15,167	1,180
Other accrued expenses and liabilities	953	7,424
Income taxes payable/refundable	(391)	6,643
Net cash provided by operating activities	63,999	61,342

Investing activities:
Acquisitions, net of cash acquired	(7,790)	(4,258)
Purchases of property and equipment, net	(10,837)	(7,960)
Other	233	—
Net cash used in investing activities	(18,394)	(12,218)

Financing activities:
Borrowings on long-term bank debt	387,952	466,788
Payments on long-term bank debt	(345,797)	(530,670)
Retirement of debentures	(68,779)	—
Sale of common stock, net of $194 of issuance costs	—	23,220
Employee stock purchases and options exercised	3,559	1,871
Purchases of treasury stock	(7,519)	(3,877)
Excess tax benefits from share-based compensation	148	—
Settlement of cross-currency interest rate swaps	(4,459)	—
Credit facility origination/amendment fees paid	(1,243)	(3,465)
Other, net	(4)	(222)
Net cash used in financing activities	(36,142)	(46,355)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,839)	4,629
Net increase in cash and cash equivalents	7,624	7,398
Cash and cash equivalents, beginning of period	31,717	48,849
Cash and cash equivalents, end of period	$39,341	$56,247

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals.”  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009.  We adopted the provisions of the standard on September 30, 2009.  The adoption of the standard has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on CIBER’s financial position, results of operations or cash flows.

Retroactive Accounting Pronouncement Adjustments — In May 2008, the FASB issued new accounting guidance on convertible debt instruments that may be settled in cash upon conversion.  This new guidance requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and the embedded conversion option (i.e., the equity component) in a manner that reflects the entity’s nonconvertible debt borrowing rate.  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component must be reported as a debt discount and subsequently amortized to earnings as additional non-cash interest expense over the convertible debt’s expected life using the effective interest method.  We adopted this new guidance, which requires retrospective application for all periods presented, on January 1, 2009.  The adoption changed the historical accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”) even though all of our Debentures were repurchased and retired prior to December 31, 2008.

In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation,” regarding noncontrolling interests. This standard requires that the noncontrolling interests in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interests and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interest of the controlling and noncontrolling owners.  We prospectively adopted these requirements on January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented.

The required retrospective applications of the above standards had the following impact on our net income, diluted earnings per share and presentation of the consolidated statement of operations for the 2008 quarterly periods, as well as for the year ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Net income — CIBER, Inc., as previously reported	$7,177	$8,928	$7,877	$5,974	$29,956
Impact of convertible debenture restatement	(1,250)	(743)	(642)	(437)	(3,072)
Net income — CIBER, Inc., as restated	5,927	8,185	7,235	5,537	26,884
Net income — noncontrolling interests	356	271	197	105	929
Consolidated net income	$6,283	$8,456	$7,432	$5,642	$27,813

Earnings per share — basic and diluted:
Net income — CIBER, Inc., as previously reported	$0.12	$0.15	$0.13	$0.10	$0.50
Impact of convertible debenture restatement	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)
Net income — CIBER, Inc., as restated	$0.10	$0.14	$0.12	$0.09	$0.45

Subsequent Events — We have evaluated for recognition or disclosure in these consolidated financial statements, subsequent events through November 5, 2009, the issuance date of these consolidated financial statements.

Other Income (Expense), Net — Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands)
Foreign exchange gains (losses), net	$462	$(574)	$(1,582)	$742
Gain on retirement of Debentures, net	—	—	1,086	—
Other, net	(38)	2	(206)	42
Other income (expense), net	$424	$(572)	$(702)	$784

Recently Issued Accounting Pronouncement - In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends certain accounting and disclosure guidance for revenue recognition.  It is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), and modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  We do not expect this new accounting pronouncement to have a material effect on our consolidated financial position and results of operations.

(2) Net Income Per Share

Our computation of net income per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands, except per share amounts)
Numerator:
Net income — CIBER, Inc.	$7,235	$3,505	$21,347	$12,426
Denominator:
Basic weighted average shares outstanding	60,032	69,664	60,098	67,484
Dilutive effect of employee stock plans	759	145	387	89
Diluted weighted average shares outstanding	60,791	69,809	60,485	67,573

Net income per share — basic	$0.12	$0.05	$0.36	$0.18
Net income per share — diluted	$0.12	$0.05	$0.35	$0.18

Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.  The approximate average number of anti-dilutive stock options (options whose exercise price is greater than the average CIBER stock price during the period) omitted from the computation of diluted weighted average shares outstanding was

3,409,000 and 9,125,000 for the three months ended September 30, 2008 and 2009, respectively, and 5,542,000 and 9,061,000 for the nine months ended September 30, 2008 and 2009, respectively.

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

(4) Borrowings

On August 20, 2009, CIBER entered into a $155 million, three-year senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”).  The Senior Credit Facility replaced our previous senior secured reducing revolving credit facility and refinanced all amounts outstanding thereunder.

The Senior Credit Facility provides for: 1) a $105 million revolving line of credit (“Revolver”), which may be used for revolving loans and to request the issuance of letters of credit on CIBER’s behalf, and 2) a $50 million term loan (“Term Loan”).  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.  The Senior Credit Facility matures on August 20, 2012.

The Term Loan requires quarterly principal reductions of $2.5 million, beginning on December 31, 2009.  Additionally, the Senior Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds of any asset disposition, event of loss, extraordinary receipts, issuance or incurrence of indebtedness and issuance of equity, subject in each case as appropriate to thresholds and other exceptions and definitions as specified in the credit agreement.  CIBER’s obligations under the Senior Credit Facility are secured by all of CIBER’s present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of CIBER’s direct foreign subsidiaries.

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are initially at 2.50% and 3.50%, respectively.  These margins were in effect under the credit agreement until September 30, 2009, after which such applicable margins are determined by reference to our then-current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 12, 2010, and effectively converts $50.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.26% fixed-rate instrument, plus the applicable margin.  At September 30, 2009, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the effect of the interest swap, was 4.79%.

The terms of the Senior Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.

Total upfront and arrangement fees and related expenses for completing the Senior Credit Facility were approximately $3.5 million and are being amortized over three years to interest expense.

At September 30, 2009, we had outstanding borrowings of $102.9 million under the Senior Credit Facility.  We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of September 30, 2009.

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

We have entered into an interest rate swap with a financial institution, for which we have elected hedge accounting and have designated it as a cash flow hedge.  This interest rate swap helps us manage our interest rate risk under our Senior Credit Facility by converting a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.  This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate payments over the life of the agreement without any exchange of underlying principal amounts.  Interest is net settled monthly with the financial institution counterparty.  This interest rate swap effectively converts $50.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a fixed-rate instrument at 1.26% plus our current credit margin of 3.50% at September 30, 2009, for a total rate of 4.76%.  The interest rate swap matures on March 12, 2010.  At September 30, 2009, the estimated unrealized loss on our interest rate swap, net of taxes of $90,000, reflected in “accumulated other comprehensive income” was approximately $148,000.  The liability for the unrealized loss on this swap of $238,000 is presented with “other accrued expenses and liabilities” on the consolidated balance sheet and is expected to be recognized in earnings over the remaining term of the swap.

CIBER will also, from time to time, enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results.  We have not elected hedge accounting for these derivatives.  As of and for the nine months ended September 30, 2009, we had several of these instruments outstanding, none of which were material.

(6) Sale of Common Stock

During the three months ended March 31, 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our then-outstanding senior secured reducing revolving credit facility.

(7) Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands)
Comprehensive income (loss):
Consolidated net income	$7,432	$3,559	$22,171	$12,565
Gain (loss) on hedging activity, net of tax	4,041	25	45	(148)
Foreign currency translation adjustments	(23,186)	5,724	(13,416)	13,974
Comprehensive income (loss)	(11,713)	9,308	8,800	26,391
Less: Comprehensive income — noncontrolling interests	121	62	573	165
Comprehensive income (loss) — CIBER, Inc.	$(11,834)	$9,246	$8,227	$26,226

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

The following presents financial information about our reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands)
Total revenue:
Custom Solutions	$134,831	$107,981	$406,358	$340,403
Europe	105,406	89,720	321,145	258,302
Federal Government	31,387	29,157	96,672	87,877
U.S. ERP	30,069	31,262	93,071	92,928
Corporate/Inter-segment	(1,727)	(1,753)	(5,237)	(4,064)
Total revenue	$299,966	$256,367	$912,009	$775,446

Income from operations:
Custom Solutions	$13,522	$6,968	$40,258	$22,634
Europe	7,342	4,832	23,722	13,209
Federal Government	2,762	1,486	7,152	4,804
U.S. ERP	(1,738)	2,864	106	6,428
Corporate expenses	(7,071)	(7,610)	(20,890)	(21,186)
Total	14,817	8,540	50,348	25,889
Amortization of intangibles	(1,604)	(1,506)	(4,823)	(4,371)
Operating income	$13,213	$7,034	$45,525	$21,518

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

Business Overview

CIBER provides information technology (“IT”) system integration consulting and other IT services primarily to governmental agencies and Fortune 1000 and middle market companies across most major industries.  From offices located throughout the United States and Europe, as well as India, Eastern Asia, Australia and New Zealand, we provide our clients with a broad range of IT services, including custom and package software development, maintenance, implementation and integration.  To a lesser extent, we also resell certain IT hardware and software products.

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

Retroactive Accounting Pronouncement Adjustments

In May 2008, the FASB issued new accounting guidance on convertible debt instruments that may be settled in cash upon conversion.  This new guidance requires that the proceeds from the issuance of certain convertible debt instruments be allocated between a liability component (issued at a discount) and the embedded conversion option (i.e., the equity component) in a manner that reflects the entity’s nonconvertible debt borrowing rate.  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component must be reported as a debt discount and subsequently amortized to earnings as additional non-cash interest expense over the convertible debt’s expected life using the effective interest method.  We adopted this new guidance, which requires retrospective application for all periods presented, on January 1, 2009.  The adoption changed the historical accounting treatment for our Convertible Senior Subordinated Debentures (“Debentures”) even though all of our Debentures were repurchased and retired prior to December 31, 2008.

In December 2007, the FASB issued accounting guidance contained within ASC 810, “Consolidation,” regarding noncontrolling interests. This standard requires that the noncontrolling interests in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interests and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interest of the controlling and noncontrolling owners.  We prospectively adopted these requirements on January 1, 2009, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.

The required retrospective applications of the above standards had the following impact on our net income, diluted earnings per share and presentation of the consolidated statement of operations for the 2008 quarterly periods, as well as for the year ended December 31, 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)

Net income — CIBER , Inc., as previously reported	$7,177	$8,928	$7,877	$5,974	$29,956
Impact of convertible debenture restatement	(1,250)	(743)	(642)	(437)	(3,072)
Net income — CIBER, Inc., as restated	5,927	8,185	7,235	5,537	26,884
Net income — noncontrolling interests	356	271	197	105	929
Consolidated net income	$6,283	$8,456	$7,432	$5,642	$27,813

Earnings per share — basic and diluted:
Net income — CIBER, Inc., as previously reported	$0.12	$0.15	$0.13	$0.10	$0.50
Impact of convertible debenture restatement	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)
Net income — CIBER, Inc., as restated	$0.10	$0.14	$0.12	$0.09	$0.45

Comparison of the Three Months Ended September 30, 2008 and 2009 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2008		2009
	(Dollars in thousands, except billing rate)
Consulting services	$286,004	95.3%	$245,113	95.6%
Other revenue	13,962	4.7	11,254	4.4
Total revenue	299,966	100.0	256,367	100.0

Gross profit — consulting services	76,489	26.7	61,085	24.9
Gross profit — other revenue	5,792	41.5	3,872	34.4
Gross profit — total	82,281	27.4	64,957	25.3

SG&A expenses	67,464	22.5	56,417	22.0

Operating income	13,213	4.4	7,034	2.7

Net income — CIBER, Inc.	$7,235	2.4%	$3,505	1.4%

Average hourly billing rate	$89		$83
Consultant utilization	86%		86%
Average billable headcount	7,420		7,005

Revenue.  Total revenue decreased $43.6 million, or 15%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  Poor economic conditions and a stronger U.S. dollar between the comparable periods are primarily responsible for the revenue decrease.  As a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar has been significantly stronger against many currencies during 2009 as compared to 2008, resulting in unfavorable currency translation and lower U.S. dollar reported revenues.  Foreign currency rate changes resulted in approximately $8 million of reduced reported revenue in the third quarter of 2009 over the same period of 2008.

Excluding the unfavorable currency translation effects, our total revenue decreased 12% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  The global economic downturn, which began in late 2008, has led to lower overall demand for IT services and products.  Over much of the last year, many of our clients and prospects have been focused on initiatives to deliver near- and medium-term cost savings, and while they continue to exercise caution in launching new IT projects, especially larger ones, we are engaging in more conversations with our clients and prospects about possible projects relating to their future growth.  Many clients and prospects have reduced, delayed or cancelled IT spending over the last year.  We have also experienced pricing pressures from existing clients and prospects that have been working hard to manage their costs, but in the most recent quarter, we have seen a slowing in the frequency of pricing pressure from existing customers.  The pricing environment for new work, however, continues to be very competitive.

Revenue by segment/division was as follows:

	Three Months Ended September 30,
	2008	2009	% change
	(In thousands)
Custom Solutions	$134,831	$107,981	(19.9)%
Europe	105,406	89,720	(14.9)
Federal Government	31,387	29,157	(7.1)
U.S. ERP	30,069	31,262	4.0
Corporate/inter-segment	(1,727)	(1,753)	n/m
Total revenue	$299,966	$256,367	(14.5)%

n/m = not meaningful

•                  Custom Solutions revenue decreased most significantly between the comparable quarters due to a couple of large clients that significantly cut back on the use of our services in 2009 due to strategy changes.  In addition to the normal completion of projects, we have experienced a number of cancelled or delayed projects and staffing reductions on other projects resulting from current economic conditions.  We have been unable to close sufficient new contracts, especially larger ones, to offset these reductions.

•                  Unfavorable foreign currency fluctuations accounted for approximately half of the decline in Europe’s current quarter revenue results.  Excluding the impact of unfavorable foreign currency translation, our Europe division revenue decreased 7% primarily due to completed projects and delays in customer decisions. Client bankruptcy or financial constraints also caused cancellation of, or reductions in some client contracts that negatively impacted the current period.

•                  Federal division revenue was down 7% as compared to the same quarter of 2008 related to expired contracts that have yet to be replaced.  Federal had a large contract that expired at the end of 2008 that was awarded to a qualified small business.  The Federal division has recently obtained three large Multiple Award Contract vehicles that allow us to compete for new business.  The Federal division is working on winning task order awards under these indefinite delivery/indefinite quantity contracts that we expect will lead to additional revenue in future periods.  Delays in contract awards have continued to push out improvements in our Federal division’s revenue, with some positive results beginning to take hold at the end of the current quarter.

•                  The 4% improvement in the U.S. ERP division in the current quarter is due to several new large commercial and public sector projects in our SAP and Oracle practices.  Our Technology Solutions practice continues to lag behind prior year performance due to the weak economy resulting in lower than normal hardware sales.

Gross Profit.  In total, our gross profit margin decreased 210 basis points to 25.3% for the three months ended September 30, 2009, compared to 27.4% for the same period in 2008.  Gross profit margin on consulting services revenue accounted for the majority of the decrease, due to significant consulting services margin decreases in all divisions, other than the U.S. ERP division, which had a sizable improvement in its consulting services margin mainly due to significantly improved margins in our SAP practice.  The significant declines in gross margins were primarily due to pricing pressures, which have reduced pricing on our existing work, as well as lower competitive pricing for new awards.  Additionally, new pricing pressures from existing customers continue to arise, but at reduced levels from previous quarters.  As customers have reduced, delayed or cancelled projects, it has been difficult to maintain our normal levels of consultant utilization, especially in our Europe division, which has also contributed to the reduction in our gross margin.  We have obtained significant additional volume of services with two large clients, but at reduced margins.  Europe also incurred an approximate 2.5% employee wage increase at the beginning of 2009 that we have not been able to recover through increased billing rates.

Selling, general and administrative.  Our SG&A costs during the three months ended September 30, 2009, declined by $11.0 million, or 16%, from the same period of the prior year.  Additionally, as a percentage of revenue, SG&A expenses decreased 50 basis points to 22.0% for the three months ended September 30, 2009, compared to 22.5% for the three months ended September 30, 2008.  We initiated a number of cost reduction initiatives beginning in the fall of 2008 in response to the deteriorating economic conditions.  Most significant has been the ongoing reduction of overhead personnel, which has continued throughout 2009 and resulted in $6.4 million of reduced expenses in the current quarter.  In addition, the current quarter benefitted from a $1.2 million decrease in bad debt costs plus a number of smaller reductions in many other SG&A categories that helped to offset approximately $2.2 million of expense that CIBER incurred to settle a lawsuit, including attorney fees, during the current quarter.

Operating income.  Our 210 basis point reduction in gross profit margin, offset by the 50 basis point decrease in SG&A costs as a percentage of revenue drove the reduction in our operating income margin to 2.7% for the three months ended September 30, 2009, compared to 4.4% for the three months ended September 30, 2008.

Operating income by segment/division was as follows:

	Three Months Ended September 30,		%	2008 % of	2009 % of
	2008	2009	change	revenue*	revenue*
	(In thousands)
Custom Solutions	$13,522	$6,968	(48.5)%	10.0%	6.5%
Europe	7,342	4,832	(34.2)	7.0	5.4
Federal Government	2,762	1,486	(46.2)	8.8	5.1
U.S. ERP	(1,738)	2,864	264.8	(5.8)	9.2
Corporate expenses	(7,071)	(7,610)	(7.6)	(2.4)	(3.0)
Total	14,817	8,540	(42.4)%	4.9	3.3
Amortization of intangibles	(1,604)	(1,506)		(0.5)	(0.6)
Operating income	$13,213	$7,034		4.4%	2.7%

*                 Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  Custom Solutions operating income decreased due to a sizable reduction in gross margin resulting primarily from higher-margin projects that ended or were cancelled, as well as downward pricing pressure from some existing customers.  Additionally, SG&A expenses as a percentage of revenue increased between the comparable periods.  We reduced direct and overhead labor costs by approximately $18 million in the three months ended September 30, 2009, as compared to the same period of 2008, but could not adjust these costs as quickly as our revenue was adjusting downward.  This division represents the combination of our former Commercial and State & Local Government divisions, which was undertaken in 2009 to better align operations and reduce overhead costs.

•                  Europe’s operating income declined due to the significant reduction in services gross profit margins stemming from lower consultant utilization and increased consultant wages, as well as some customer-induced pricing pressures.  A considerable reduction in SG&A expenses due to lower overhead personnel cost, reduced bad debt expenses, plus lower recruiting and travel expenses helped to partially offset the gross margin decline.  Typical labor regulations in many foreign countries make it more difficult to quickly reduce staff levels without significant separation costs.  As a result, we may experience lower utilization than normal.

•                  Our Federal division operating income decreased substantially due to the erosion of gross profit margin as revenues have continued to decline.  The Federal division has made significant improvements to infrastructure, but has not been able to fully offset the decreased revenue with reductions in overhead costs.

•                  The U.S. ERP division increased revenues and improved both gross profit margin on services and operating income, led by significant improvements in our SAP practice.   Improved consultant utilization, cost reductions and completion of a large low-margin fixed-priced contract helped improve gross profit.  In addition, reduced SG&A expenses in total dollars and as a percentage of revenue helped improve operating income margin.

•                  Corporate expenses increased by 8% as we incurred $2.2 million of legal settlement costs, including attorney fees, during the current quarter, which more than offset the reductions in personnel and other SG&A costs.

Interest expense.  Interest expense decreased $1.7 million during the three months ended September 30, 2009, compared to 2008, $1.1 million of which related to the 2008 restatement of interest expense due to our January 1, 2009 adoption of FASB’s new accounting guidance for convertible debt.  The remaining decrease was a function of lower average borrowings during the 2009 quarter and lower average interest rates on those borrowings as compared to the same period of the prior year.

Other income (expense), net.  Other expense, net was $0.6 million for the three months ended September 30, 2009, compared to other income, net of $0.4 million for the similar period in 2008, primarily due to foreign exchange losses during the current quarter as compared to foreign exchange gains during the same period of the prior year.

Income taxes.  Our effective tax rates were 28.2% and 28.8% for the three months ended September 30, 2009 and 2008, respectively.  Our tax rate is affected by the mix of our profits and losses across many different tax jurisdictions.  In 2009, we have continued to see a shift in the mix of our profits toward lower tax jurisdictions.

Comparison of the Nine Months Ended September 30, 2008 and 2009 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2008		2009
	(Dollars in thousands, except billing rate)
Consulting services	$867,484	95.1%	$743,170	95.8%
Other revenue	44,525	4.9	32,276	4.2
Total revenue	912,009	100.0	775,446	100.0

Gross profit — consulting services	234,673	27.1	184,049	24.8
Gross profit — other revenue	15,675	35.2	11,719	36.3
Gross profit — total	250,348	27.5	195,768	25.2

SG&A expenses	200,000	21.9	169,879	21.9

Operating income	45,525	5.0	21,518	2.8

Net income — CIBER, Inc.	$21,347	2.3%	$12,426	1.6%

Average hourly billing rate	$88		$83
Consultant utilization	88%		87%
Average billable headcount	7,405		7,135

Revenue.  Total revenue decreased $136.6 million, or 15%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Poor economic conditions and a stronger U.S. dollar between the comparable periods are primarily responsible for the revenue decrease.  As a global company, our revenue is denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations.  The U.S. dollar has been significantly stronger against many currencies during 2009 as compared to 2008, resulting in unfavorable currency translation and lower U.S. dollar reported revenues.  Foreign currency rate changes resulted in approximately $53 million of reduced reported revenue in 2009 over 2008.  Excluding the unfavorable currency translation effects, our total revenue decreased 9% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  The global economic downturn, which began in late 2008, has led to lower overall demand for IT services and products.  Over much of the last year, many of our clients and prospects have been focused on initiatives to deliver near- and medium-term cost savings, and while they continue to exercise caution in launching new IT projects, especially larger ones, we are engaging in more conversations with our clients and prospects about possible projects relating to their future growth.  Many clients and prospects have reduced, delayed or cancelled IT spending over the last year.  We have also experienced pricing pressures from existing clients and prospects that have been working hard to manage their costs, but in the most recent quarter, we have seen a slowing in the frequency of pricing pressure from existing customers.  The pricing environment for new work, however, continues to be very competitive.

Revenue by segment/division was as follows:

	Nine Months Ended September 30,
	2008	2009	% change
	(In thousands)
Custom Solutions	$406,358	$340,403	(16.2)%
Europe	321,145	258,302	(19.6)
Federal Government	96,672	87,877	(9.1)
U.S. ERP	93,071	92,928	(0.2)
Corporate/inter-segment	(5,237)	(4,064)	n/m
Total revenue	$912,009	$775,446	(15.0)%

n/m = not meaningful

•                  Custom Solutions revenue decreased primarily due to the successful completion of the very large Pennsylvania Turnpike Commission (“PTC”) project in mid-2008, plus normal completion of other projects, as well as a number of cancelled or delayed projects and staffing reductions on other projects resulting from current economic conditions.  Most significantly, a couple of large clients cut back on the use of our services in 2009 due to strategy decisions.  We have been unable to close sufficient new contracts, especially larger ones, to offset these reductions.

•                  Unfavorable foreign currency fluctuations accounted for a 16% decline in Europe’s current year results.  Excluding the impact of unfavorable foreign currency translation, our Europe division revenue decreased by approximately 3%.  Completed projects and delays in customer decisions on new projects have slowed revenue in 2009.  Client bankruptcy or financial constraints also caused cancellation of, or reductions in some client contracts which has negatively impacted Europe’s 2009 results.

•                  Federal division revenue was down 9% as compared to the same period of 2008 related to expired contracts that have yet to be replaced.  Federal had a large contract that expired at the end of 2008 that was awarded to a qualified small business.  In addition, delays in contract awards have continued to push out improvements in our Federal division’s revenue.  In mid-2009, the Federal division obtained three large Multiple Award Contract vehicles that allow us to compete for new business.  The Federal division is working on winning task order awards under these indefinite delivery/indefinite quantity contracts that we expect will lead to additional revenue in future periods.

•                  U.S. ERP division revenues were flat between the comparable nine month periods.  Revenue from the successful completion of the very large PTC project (mentioned above) in mid-2008, which is now being supported by us at considerably less revenue than during the implementation phase of the project contributed to the situation.  Several new large contract wins in late 2008 and early 2009 in our Oracle and SAP practices are offsetting the lost PTC revenue.

Gross Profit.  In total, our gross profit margin decreased 230 basis points to 25.2% for the nine months ended September 30, 2009, compared to 27.5% for the same period in 2008.  Gross profit margin on consulting services revenue accounted for all of the decrease, with sizable services margin decreases in our Europe and Custom Solutions divisions between the comparable nine months.  The Federal division experienced a smaller decrease in its gross margin for the comparable nine months, and the U.S. ERP division’s gross margin improved significantly in the current year.  The significant declines in gross margins were primarily due to pricing pressures, which has reduced pricing on our existing work, as well as lowered pricing for new competitive awards.  As customers have reduced, delayed or cancelled projects, it has been difficult to maintain our normal levels of consultant utilization, which has also contributed to the reduction in our gross margin.  Europe also incurred an approximate 2.5% employee wage increase at the beginning of 2009 that we have not been able to recover through increased billing rates.

Selling, general and administrative.  We began a number of cost reduction initiatives in the fall of 2008 in response to the deteriorating economic conditions.  As a result, our SG&A costs during the nine months ended September 30, 2009, declined by $30.1 million, or 15%, from the last year.  As a percentage of revenue, however, SG&A expenses were flat at 21.9% for the comparable nine month periods, but would have declined 30 basis points in the absence of the approximate $2.2 million that CIBER paid to settle a lawsuit, including attorney fees, during the current quarter.  Cost reductions have been made in all divisions, primarily salaries, as well as reduced recruiting and travel costs.  Significant cost reductions resulted from the combination of our former Commercial and State & Local Government divisions in 2009.

Operating income.  The 230 basis point reduction in gross profit margin caused the reduction in our operating income margin to 2.8% for the nine months ended September 30, 2009, compared to 5.0% for the nine months ended September 30, 2008.

Operating income by segment/division was as follows:

	Nine Months Ended September 30,		%	2008 % of	2009 % of
	2008	2009	change	revenue*	revenue*
	(In thousands)
Custom Solutions	$40,258	$22,634	(43.8)%	9.9%	6.6%
Europe	23,722	13,209	(44.3)	7.4	5.1
Federal Government	7,152	4,804	(32.8)	7.4	5.5
U.S. ERP	106	6,428	5,964.2	0.1	6.9
Corporate expenses	(20,890)	(21,186)	(1.4)	(2.3)	(2.7)
Total	50,348	25,889	(48.6)%	5.5	3.3
Amortization of intangibles	(4,823)	(4,371)		(0.5)	(0.5)
Operating income	$45,525	$21,518		5.0%	2.8%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  Custom Solutions operating income decreased due to a sizable reduction in gross margin resulting primarily from higher-margin projects that ended or were cancelled and downward pricing pressure from some existing customers.  Additionally, SG&A expenses as a percentage of revenue increased between the comparable periods.  We reduced direct and overhead labor costs, but could not adjust these costs as quickly as our revenue was adjusting downward.

•                  Europe’s operating income declined due to the significant reduction in services gross profit margins stemming from lower consultant utilization and increased consultant wages, as well as some customer-induced pricing pressures.   A considerable reduction in SG&A expenses due to lower overhead personnel cost, plus lower recruiting and travel expenses, as well as reduced bad debt expense helped to partially offset the gross margin decline.

•                  Our Federal division operating income decreased substantially due to the erosion of gross profit margin as revenues and consultant utilization have decreased, and the division has not been able to fully offset the revenue declines with reductions in costs.

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

•                  Corporate expenses increased 1% as recent cost-cutting measures were offset by significantly increased expenses related to the $2.2 million paid in the current quarter to settle a lawsuit, including attorney fees, as well as increased share-based compensation expenses and increased costs related to our new corporate headquarters.

Interest expense.  Interest expense decreased $7.2 million during the nine months ended September 30, 2009, compared to 2008, $3.6 million of which related to the 2008 restatement of interest expense due to our January 1, 2009 adoption of FASB’s new accounting guidance for convertible debt.  The remaining decrease was equally a function of lower average borrowings during 2009 and lower average interest rates on those borrowings.

Other income (expense), net.  Other income, net was $0.8 million for the nine months ended September 30, 2009, compared to other expense, net of $0.7 million for the similar period in 2008.  Our foreign exchange transaction gains/losses accounted for a $2.3 million improvement between the comparable periods. Offsetting the improvement from foreign exchange results was a $1.1 million gain on the retirement of our Debentures during the nine months ended September 30, 2008, with no similar gain in 2009.

Income taxes.  Our effective tax rates were 32.4% and 34.8% for the nine months ended September 30, 2009 and 2008, respectively.  Our tax rate is affected by the mix of our profits and losses across many different tax jurisdictions.  In 2009, we have continued to see a shift in the mix of our profits toward lower tax jurisdictions.  The 2008 U.S. Federal Research and Experimentation tax credit wasn’t approved by Congress until the fourth quarter of 2008. As a result, the full-year benefit for the credit in 2008 wasn’t recorded until the fourth quarter, causing the effective tax rates in the earlier quarters of 2008 to be higher.  When the credit was approved for 2008, it was also extended for 2009; therefore we are recording the estimated tax benefit for the 2009 R&E credit over the four quarters of 2009, causing a reduction in our effective tax rate as compared to 2008.

Liquidity and Capital Resources

At September 30, 2009, we had $135.7 million of working capital and a current ratio of 1.8:1, compared to working capital of $165.2 million and a current ratio of 2.1:1 at December 31, 2008.  This reduction in working capital is due to accounts receivable collections and scheduled debt repayments.  We have used cash flows from the collection of domestic accounts receivable to reduce our long-term line of credit balance.  Additionally, the term loan portion of our new August 2009 Senior Credit Facility requires quarterly repayments of $2.5 million beginning on December 31, 2009; thus, $10.0 million of the new Senior Credit Facility is classified as a current liability.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our operating cash flow and our available Senior Credit Facility will be sufficient to finance our working capital needs through the next year.

	Nine Months Ended September 30,
	2008	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$63,999	$61,342
Investing activities	(18,394)	(12,218)
Financing activities	(36,142)	(46,355)
Effect of foreign exchange rates on cash	(1,839)	4,629
Net increase in cash and cash equivalents	$7,624	$7,398

Our balance of cash and cash equivalents was $56.2 million at September 30, 2009, compared to a balance of $48.8 million at December 31, 2008.  Typically, most of our cash balance is maintained by our European subsidiaries and our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.  From time-to-time, as permitted under tax regulations, we may engage in short-term loans between our U.S. parent company and our foreign subsidiaries.

Operating activities.  Cash provided by operating activities was comparable during the two nine-month periods, with changes in normal short-term working capital items like accounts receivable, accounts payable and accrued  compensation and other liabilities, especially domestic accounts receivable offsetting reduced net income.  Our working capital fluctuates based on seasonal factors, as well as the timing of our domestic payroll and accounts payable processing cycles in regard to month-end dates.  In the first quarter of 2008, our European operations had an unusual improvement in accounts receivable as compared to December 2007.  A number of client payments that were normally expected late in the fourth quarter of 2007 slipped into the first quarter of 2008.  In contrast, our Europe operations had good accounts receivable collections during the fourth quarter of 2008, resulting in more normal activity for early 2009.  During the nine months ended September 30, 2009, our domestic operations generated $49.2 million of cash from operations while our Europe operations generated cash of $12.1 million.  During the nine months ended September 30, 2008, our domestic and Europe operations generated $41.7 million and $22.3 million of cash, respectively.  Typically, the seasonality of our business in many European countries, including the payment of prior year bonuses in the first quarter, results in negative cash from operations in the early part of the year with improvements in the second half of the year.

Total accounts receivable decreased $18.4 million to $216.7 million at September 30, 2009, from $235.1 million at December 31, 2008, primarily due to decreased revenues.  Our total accounts receivable day’s sales outstanding

(“DSO”) was 72 days at both September 30, 2009 and December 31, 2008.  Domestic DSO has continued to decrease throughout 2009, whereas Europe’s DSO increased during the first half of 2009 and remained higher at September 30, 2009, offsetting the improvement in the domestic DSO.  Our European operations typically experience their lowest DSO levels in December.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable from the City of New Orleans (the “City”) was approximately $5.1 million at September 30, 2009, down from $9.2 million at December 31, 2008.  Of our outstanding receivable balance from the City at September 30, 2009, a significant portion still relates to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays, which have delayed payment for our services.  We continue to work with the City and FEMA on the remaining balance and based on our communications with them, we believe we will be able to collect the balance in full.

Accrued compensation and related liabilities increased $3.8 million to $66.3 million at September 30, 2009, from $62.4 million at December 31, 2008, due to an increase in domestic payroll accrual days, partially offset by a reduction in our bonus accruals resulting from the payment of annual bonuses in the first quarter, as well as lower bonus accruals for 2009.  These balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At September 30, 2009, there were 13 days of domestic unpaid wages, compared to 8 days at December 31, 2008.  In addition, annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We used $4.3 million (net of $0.4 million of cash acquired) to acquire Iteamic Pvt. Ltd., a Bangalore, India-based IT services company during the nine months ended September 30, 2009, compared with $7.8 million primarily for the acquisition of a Norwegian SAP consultancy and a noncontrolling interest in one of our European subsidiaries during the nine months ended September 30, 2008.  Spending on property and equipment decreased to approximately $8.0 million during the nine months ended September 30, 2009, from $10.8 million in 2008.  Capital spending was unusually high in 2008, as we built the infrastructure to support our information technology outsourcing practice.  Capital spending increased during the third quarter of 2009 as we added approximately $2 million of equipment to support a large, multi-year outsourcing project.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments on our long-term bank debt, which consisted primarily of our Revolving Credit Facility up to August 20, 2009, and our Senior Credit Facility thereafter (see discussion below).  During the nine months ended September 30, 2009, we had net payments on our long-term debt of $63.9 million, compared to net borrowings of $42.2 million in the comparable period of 2008.  The net payments in 2009 resulted primarily from $23.2 million of cash received following the sale of our common stock, as well as the positive cash flow generated by our operating activities and the use of existing cash balances.  The net borrowings in 2008 were primarily used to retire our Debentures.  During the nine months ended September 30, 2008, we used $68.8 million of cash to repurchase some of our Debentures; all of which were retired by December 15, 2008.

Senior Credit Facility.  On August 20, 2009, CIBER entered into a $155 million, three-year senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”).  The Senior Credit Facility replaced our previous senior secured reducing revolving credit facility and refinanced all amounts outstanding thereunder.

The Senior Credit Facility provides for: 1) a $105 million revolving line of credit (“Revolver”), which may be used for revolving loans and to request the issuance of letters of credit on CIBER’s behalf, and 2) a $50 million term loan (“Term Loan”).  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.  The Senior Credit Facility matures on August 20, 2012.

The Term Loan requires quarterly principal reductions of $2.5 million, beginning on December 31, 2009.  Additionally, the Senior Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds of any asset disposition, event of loss, extraordinary receipts, issuance or incurrence of indebtedness and issuance of equity, subject in each case as appropriate to thresholds and other exceptions and definitions as specified in the credit agreement.  CIBER’s obligations under the Senior Credit Facility are secured by all of CIBER’s present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of CIBER’s direct foreign subsidiaries.

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are initially at 2.50% and 3.50%, respectively.  These margins were in effect under the credit agreement until September 30, 2009, after which such applicable margins are determined by reference to our then-current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 12, 2010, and effectively converts $50.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.26% fixed-rate instrument, plus the applicable margin.  At September 30, 2009, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swap, was 4.79%.

The terms of the Senior Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  A summary of these financial covenants is as follows:

•                  The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 2.75 to 1.00 through December 31, 2009.  The maximum leverage ratio reduces to 2.50 to 1.00 on March 31, 2010, and further to 2.25 to 1.00 on June 30, 2010, and then to 2.00 to 1.00 on June 30, 2011.

•                  The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense plus interest expense plus scheduled funded debt payments plus any restricted payments) must be not less than 1.25 to 1.00.

•                  We must maintain twelve-month EBITDA of at least: (i) $50 million through March 31, 2010, (ii) $55 million from April 1, 2010 to September 30, 2010, (iii) $60 million from October 1, 2010 to March 31, 2011, (iv) $65 million from April 1, 2011 to September 30, 2011, and (v) $67.5 million from October 1, 2011 and thereafter.

•                  Under the asset coverage test, the aggregate amount of loans advanced under the Senior Credit Facility shall, at any time, not exceed an amount equal to 80% of all of CIBER’s net accounts receivable.

Certain elements of these ratios are defined below:

•                  Funded Debt includes borrowings under our Senior Credit Facility, any other bank debt plus the face amount of any outstanding Letters of Credit.

•                  EBITDA represents the sum of net income (or net loss), net interest expense, income tax expense, depreciation expense, amortization expense, and share-based compensation expense, measured over the twelve month period ending as of the end of each fiscal quarter.

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of September 30, 2009.  At September 30, 2009, our closest financial covenant was the minimum EBITDA of $50 million.  Our reported EBITDA was $51.7 million.  Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring.  However, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance with these bank covenants.

At September 30, 2009, we had outstanding borrowings of $102.9 million under the Senior Credit Facility.

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

Recently Issued Accounting Pronouncement

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends certain accounting and disclosure guidance for revenue recognition.  It is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), and modifies the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  We do not expect this new accounting pronouncement to have a material effect on our consolidated financial position and results of operations.

Critical Accounting Policies and Estimates

Goodwill — At September 30, 2009, we had $451.3 million of goodwill resulting from acquisitions.  Goodwill is not amortized, but rather is subject to impairment testing.  We review goodwill for impairment annually at June 30, and whenever events or changes in circumstances indicate its carrying value may not be recoverable.  The result of our June 30, 2009 annual impairment test was that no impairment was indicated.  Goodwill impairment testing involves a two-step process.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the reportable segments identified in the Notes to our Consolidated Financial Statements.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not to be impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to changes in interest rates arises primarily because our indebtedness under our Senior Credit Facility has a variable interest rate.  At September 30, 2009, our outstanding borrowings under our Senior Credit Facility were $102.9 million and our weighted average interest rate was 4.79%.  We entered into an interest rate swap with a financial institution to help us manage our interest rate risk under our Senior Credit Facility by converting $50.0 million of our floating-rate debt to a fixed-rate basis (1.26%, plus the applicable margin), thus reducing the impact of interest rate changes on future interest expense.  The interest rate swap matures on March 12, 2010.  Assuming $102.9 million of outstanding borrowings, of which $50 million is fixed-rate due to the interest rate swap, a 1% increase in interest rates would result in approximately $0.5 million of additional annual interest expense.

Other than the interest rate swap mentioned above, there were no other changes in our market risk exposure during the nine months ended September 30, 2009.  For a complete discussion of our market risk associated with foreign currency risk as of December 31, 2008, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the regional and global economic conditions in which they operate.  Many economists have determined that the U.S. economy and the global economy have entered into a recession as a result of the deterioration in the credit markets and the related financial crisis, as well as a variety of other factors.  The economic recession, particularly in the U.S. and Western Europe, has and may continue to result in reductions in technology and other discretionary spending by some of our clients, which has and may continue to result in reductions in the growth of our new business, as well as reductions in our existing business. Beginning in the fourth quarter of 2008, we began experiencing slowing across our business units which has continued in 2009 and has contributed to declines in revenue and profitability in most of our business units.  Reduced demand for IT services has also led to increased price competition and the possibility that we will enter into contracts that produce lower profit margins.  Continued disruption and volatility of the financial markets likely would limit our customers’ access to financing needed for operations.  These circumstances have caused some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms, to delay payments due to us and, as occurred with several clients in 2008, to enter into bankruptcy or liquidation.  In the event our clients continue to be affected by these events, our revenues, results of operations and financial condition may be materially adversely affected, any of which may adversely affect our compliance with the financial covenants under our Senior Credit Facility, as well as our access to other sources of capital.

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

The volatile world economic and market conditions also produced negative effects on our results of operations during 2009 due to, among other things, adverse changes in foreign currency rates.  Such negative effects may continue.  Approximately one-third of our year-to-date 2009 consolidated revenue was from our Europe division and was derived in foreign currencies.  Changes in the values of these foreign currencies against the U.S. dollar affects the reported amounts of our foreign revenues, expenses, assets and liabilities.  Significant strengthening of the U.S. dollar against currencies like the Great Britain Pound and the Euro negatively impacted revenue and profits in the fourth quarter of 2008 and the first nine months of 2009.  Revenue for the nine months ended September 30, 2009, decreased by approximately 6% as compared to the same period of 2008 due to foreign exchange rates.  In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses.  These types of events are difficult to predict and may be expected to recur.  Accordingly, we could experience material losses in revenues and earnings due to fluctuations in foreign currency rates.

Our current level of indebtedness places restrictions upon our business, and we face the risk of breaching the financial covenants in our Senior Credit Facility.

In August 2009, we entered into a $155 million, three-year senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”).  The Senior Credit Facility replaced our previous senior secured reducing revolving credit facility and refinanced all amounts outstanding thereunder.  We obtained the Senior Credit Facility to provide funds for our working capital and general corporate needs.  CIBER’s obligations under the Senior Credit Facility are secured by all of CIBER’s present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of CIBER’s direct foreign subsidiaries.

As of September 30, 2009, we had borrowed $103 million of the total credit available under the Senior Credit Facility.  The Term Loan portion of the Senior Credit Facility requires quarterly principal reductions of $2.5 million, beginning on December 31, 2009.  The Senior Credit Facility matures on August 20, 2012, at which time the remaining maximum credit available will terminate and all outstanding balances must be repaid in full.

The terms of the Senior Credit Facility include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Senior Credit Facility also requires CIBER to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA, and an asset coverage test.  On occasion, we have experienced instances of covenant non-compliance under a previous bank revolving line of credit that were waived by our lender.  If we fail to comply with any debt covenants in the future, however, we may not be able to obtain a waiver, and we may not be able to borrow additional funds when and if it becomes necessary.  We would likely incur higher borrowing costs (including higher interest rates) and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable.  Given the current global economic downturn there is an increased risk regarding our ability to maintain compliance with these debt covenants.

In the past, we have been successful in generating sufficient cash flow from operations to reduce our indebtedness; however, that does not mean that we will be successful in doing so in the future.  If we are unable to repay outstanding balances that exceed our maximum credit available as the aggregate commitments under the Senior Credit Facility are reduced, we will be in default unless we can obtain a waiver or amendment.

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are initially at 2.50% and 3.50%, respectively.  These margins were in effect under the credit agreement until September 30, 2009, after which such applicable margins are determined by reference to our then-current consolidated total leverage ratio.  At September 30, 2009, our weighted average interest rate on our outstanding borrowings was 4.79%.

To the extent that further disruptions in the credit markets lead to an increase in Prime or LIBOR, we would incur increased interest expense on the unhedged portion of our borrowings that likely would negatively impact our results of operations and financial condition.  Additionally, if we need to obtain a waiver under or an amendment to the Senior Credit Facility in the future, or if we seek other bank financing, if available, our cost of borrowing could significantly increase due to the current market for interest spreads being significantly in excess of our current rates.  This could materially adversely affect our results of operations.

We could incur losses due to an impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At September 30, 2009, the carrying value of our goodwill was $451.3 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  Under U.S. generally accepted accounting principles, we are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our business units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired and would result in a non-cash impairment charge in our consolidated statement of operations.

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

Current economic and market conditions are highly volatile and unpredictable.  Given the significant amount of goodwill we have recorded, the deteriorated economic conditions of the industry in which we operate, including the worsening worldwide economic conditions impacting our customers and their use of our services, and the lack of significant excess fair value during our last impairment test, among other factors, we cannot be certain that a goodwill impairment would not be required during future periods.  Additionally, if a goodwill impairment charge related to any one of our business units were required, we cannot be certain that it would not trigger a violation of the financial covenants under our Senior Credit Facility.

For information regarding other risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities — None

Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended September 30, 2009.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

July 2009	116,737	$3.20	116,737	$2,474,220
August 2009	58,263	3.53	58,263	2,268,754
September 2009	155,000	4.02	155,000	1,646,253
Total	330,000	$3.64	330,000

(1) Calendar month
(2) As of end of month indicated

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 23.5 million shares for a total cost of $195.1 million, and that has been amended from time to time by our Board of Directors.  Under the most recent authorization, approximately $1.6 million remained available at September 30, 2009 (see above table).

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

CIBER, INC.
(Registrant)

Date: November 5, 2009	By	/s/ Mac J. Slingerlend
Mac J. Slingerlend
Chief Executive Officer, President and Secretary

Date: November 5, 2009	By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Chief Financial Officer, Executive Vice President and Treasurer