Form 10-Q
period 2010-03-31
CIBER INC
filed 2010-05-05
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

There were 69,200,770 shares of the registrant’s Common Stock outstanding as of March 31, 2010.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Consulting services	$247,962	$251,647
Other revenue	10,513	11,043
Total revenue	258,475	262,690

Cost of consulting services	187,273	190,515
Cost of other revenue	6,320	6,636
Selling, general and administrative expenses	56,458	57,128
Amortization of intangible assets	1,408	1,254
Operating income	7,016	7,157
Interest income	169	95
Interest expense	(1,570)	(2,013)
Other income, net	1,098	61
Income before income taxes	6,713	5,300
Income tax expense	2,416	2,000
Consolidated net income	4,297	3,300
Less: Net income (loss) — noncontrolling interests	32	(225)
Net income — CIBER, Inc.	$4,265	$3,525

Net income per share — CIBER, Inc.:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

Weighted average shares outstanding:
Basic	63,151	69,353
Diluted	63,178	69,633

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	March 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$67,424	$50,827
Accounts receivable, net of allowances of $3,192 and $3,546, respectively	213,100	216,300
Prepaid expenses and other current assets	22,727	26,746
Deferred income taxes	6,627	8,003
Total current assets	309,878	301,876

Property and equipment, at cost	82,788	84,968
Less accumulated depreciation	(57,958)	(60,500)
Property and equipment, net	24,830	24,468

Goodwill	450,739	442,374
Other intangible assets, net	5,159	3,800
Other assets	12,650	10,323
Total assets	$803,256	$782,841

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,697	$10,817
Accounts payable	33,981	29,338
Accrued compensation and related liabilities	65,747	61,214
Deferred revenue	17,634	19,365
Income taxes payable	10,402	10,659
Other accrued expenses and liabilities	34,563	32,822
Total current liabilities	173,024	164,215

Long-term debt	87,500	83,245
Deferred income taxes	36,486	38,256
Total liabilities	297,010	285,716

Commitments and contingencies

CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Additional paid-in capital	322,999	323,520
Retained earnings	199,668	202,524
Accumulated other comprehensive income	12,193	288
Treasury stock, 5,005 and 5,287 shares, at cost	(30,069)	(30,424)
Total CIBER, Inc. shareholders’ equity	505,536	496,653
Noncontrolling interests	710	472
Total equity	506,246	497,125
Total liabilities and equity	$803,256	$782,841

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balances at January 1, 2010	74,487	$745	(5,005)	$(30,069)	$322,999	$199,668	$12,193	$710	$506,246
Consolidated net income	—	—	—	—	—	3,525	—	(225)	3,300
Loss on hedging activity, net of $19 tax	—	—	—	—	—	—	(32)	—	(32)
Foreign currency translation	—	—	—	—	—	—	(11,873)	(13)	(11,886)
Treasury shares issued under employee share plans	—	—	277	1,653	(492)	(625)	—	—	536
Tax benefit from employee share plans	—	—	—	—	53	—	—	—	53
Share-based compensation	—	—	20	119	960	(44)	—	—	1,035
Purchases of treasury stock	—	—	(579)	(2,127)	—	—	—	—	(2,127)
Balances at March 31, 2010	74,487	$745	(5,287)	$(30,424)	$323,520	$202,524	$288	$472	$497,125

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Operating activities:
Consolidated net income	$4,297	$3,300
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	3,025	2,999
Amortization of intangible assets	1,408	1,254
Deferred income tax expense (benefit)	(173)	220
Provision for doubtful receivables	153	746
Share-based compensation expense	1,076	1,035
Other, net	315	1,480
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,325	(8,110)
Other current and long-term assets	(699)	(2,249)
Accounts payable	(9,691)	(3,880)
Accrued compensation and related liabilities	(4,628)	(2,715)
Other accrued expenses and liabilities	4,636	585
Income taxes payable/refundable	3,645	532
Net cash provided by (used in) operating activities	5,689	(4,803)

Investing activities:
Acquisitions, net of cash acquired	(4,258)	—
Purchases of property and equipment, net	(3,163)	(3,046)
Net cash used in investing activities	(7,421)	(3,046)

Financing activities:
Borrowings on long-term debt	104,932	78,135
Payments on long-term debt	(136,022)	(82,771)
Sale of common stock, net of $200 of issuance costs	23,215	—
Employee stock purchases and options exercised	429	536
Purchases of treasury stock	(1,723)	(2,127)
Excess tax benefits from share-based compensation	—	53
Credit facility origination/amendment fees paid	—	(501)
Net cash used in financing activities	(9,169)	(6,675)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,445)	(2,073)
Net decrease in cash and cash equivalents	(12,346)	(16,597)
Cash and cash equivalents, beginning of period	48,849	67,424
Cash and cash equivalents, end of period	$36,503	$50,827

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

Other Income, Net — Other income, net consisted of the following:

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Foreign exchange gains, net	$1,091	$60
Other, net	7	1
Other income, net	$1,098	$61

Fair Value — The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature.  The fair value of derivative instruments such as interest rate swaps is determined utilizing market-based information.  The book values of the borrowings under our senior credit facility and our other bank debt approximate their fair values due to either their variable interest rates or their short-term nature.

We currently have an interest rate swap that matures on March 31, 2012, and effectively converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At March 31, 2010, the estimated unrealized loss on our interest rate swap was $371,000.

Recently Adopted Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board issued amended revenue recognition guidance for arrangements with multiple deliverables.  Excluding specific software revenue guidance, an entity is required to allocate arrangement consideration using the relative selling price method to each deliverable in a multiple deliverable arrangement.  The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence, vendor objective evidence or third party evidence of the selling price is not available.  In accordance with the guidance, CIBER has elected to early adopt its provisions on a prospective basis for all new or materially-modified arrangements entered into on, or after January 1, 2010.  The adoption of this guidance did not have a material impact on the 2010 Consolidated Financial Statements.  In addition, if applied to transactions in the year ended December 31, 2009, the amended accounting standards for multiple deliverable revenue arrangements would not have resulted in a material change to our reported revenue for that fiscal period.  Based on how CIBER has historically contracted with our clients, we have few multiple deliverable contracts that are affected by this change in accounting.

(2) Net Income Per Share

Our computation of net income per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2009	2010
	(In thousands, except per share amounts)
Numerator:
Net income — CIBER, Inc.	$4,265	$3,525
Denominator:
Basic weighted average shares outstanding	63,151	69,353
Dilutive effect of employee share plans	27	280
Diluted weighted average shares outstanding	63,178	69,633

Earnings per share — basic	$0.07	$0.05
Earnings per share — diluted	$0.07	$0.05

Dilutive securities are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.  The approximate average number of anti-dilutive securities omitted from the computation of diluted weighted average shares outstanding was 8,983,000 and 9,040,000 for the three months ended March 31, 2009 and 2010, respectively.

(3) Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Comprehensive loss:
Consolidated net income	$4,297	$3,300
Loss on hedging activity, net of tax	(173)	(32)
Foreign currency translation adjustments	(7,814)	(11,886)
Comprehensive loss	(3,690)	(8,618)
Less: Comprehensive income (loss) — noncontrolling interests	32	(238)
Comprehensive loss — CIBER, Inc.	$(3,722)	$(8,380)

(4) Segment Information

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography, and consist of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, IT Outsourcing, Federal and U.S. ERP divisions.  Our International division provides a broad range of information technology (“IT”) consulting services, including package software implementation, application development, systems integration and support services.  Our Custom Solutions and Federal divisions provide IT services and products in custom-developed software environments.  Our India-based operations are considered part of our Custom Solutions division.  Our IT Outsourcing division offers a set of solutions that span the entire spectrum of IT infrastructure and IT operations services.  Our U.S. ERP division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) software from software vendors such as Oracle, SAP and Lawson for U.S. customers.  At the end of 2009, we made several changes to our divisions.  All 2009 segment data from before the implementation of these changes has been adjusted to conform to the 2010 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Total revenue:
International	$81,824	$92,006
Custom Solutions	100,149	88,427
U.S. ERP	29,322	36,206
Federal	28,789	30,017
IT Outsourcing	19,102	17,588
Corporate/Inter-segment	(711)	(1,554)
Total revenue	$258,475	$262,690

Income from operations:
International	$3,910	$4,099
Custom Solutions	7,829	6,925
U.S. ERP	730	3,460
Federal	1,785	1,113
IT Outsourcing	(13)	(470)
Corporate expenses	(5,817)	(6,716)
Total	8,424	8,411
Amortization of intangibles	(1,408)	(1,254)
Operating income	$7,016	$7,157

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.  References to “we,” “our,” “us,” “the Company” or “CIBER” in this Quarterly Report on Form 10-Q refer to CIBER, Inc. and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify forward-looking statements.  For example, we make certain forward-looking statements regarding our current estimates for revenue and profitability for certain of our business units for 2010.  These statements reflect a number of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements.  These risks include, without limitation, risks that: (1) economic and political conditions, including regulatory or legislative action, adversely affect us or our clients’ businesses and levels of business activity; (2) we cannot expand and develop our services and solutions in response to changes in technology and client demand; (3) we cannot compete effectively in the highly competitive consulting, systems integration and technology and outsourcing markets; (4) our work in the government contracting environment exposes us to additional risks; (5) our clients may terminate their contracts with us; (6) our outsourcing services subject us to operational and financial risk; (7) the type and level of technology spending by our clients may change; (8) we cannot maintain favorable pricing and utilization rates; (9) legal liability may result from solutions or services we provide; (10) we cannot anticipate the cost and complexity of performing our work or we are not able to control our costs; (11) our global operations are subject to complex risks, some of which might be beyond our control; (12) we cannot balance our resources with client demand or hire sufficient employees with the required skills and background; (13) we may incur liability from our subcontractors’ or other third parties’ failure to deliver their project contributions on time or at all; (14) we cannot manage the organizational challenges associated with our size; (15) consolidation in the industries that we serve could adversely affect our business; (16) our ability to attract and retain business depends on our reputation in the marketplace; (17) our share price could fluctuate due to numerous factors, including variability in revenues, operating results and profitability; and/or (18) other factors discussed from time to time in the Company’s news releases and public statements, as well as the risks, uncertainties and other factors discussed under the “Risk Factors” heading in this Form 10-Q and our most recent annual report on Form 10-K and other documents filed with or furnished to the Securities and Exchange Commission.  Most of these factors are beyond our ability to predict or control.  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography, and consist of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, IT Outsourcing, Federal and U.S. ERP divisions.  Our International division provides a broad range of information technology (“IT”) consulting services, including package software implementation, application development, systems integration and support services.  Our Custom Solutions and Federal divisions provide IT services and products in custom-developed software environments.  Our India-based operations are considered part of our Custom Solutions division.  Our IT Outsourcing division offers a set of solutions that span the entire spectrum of IT infrastructure and IT operations services.  Our U.S. ERP division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) software from software vendors such as Oracle, SAP and Lawson for U.S. customers.  At the end of 2009, we made several changes to our divisions.  All 2009 segment data from before the implementation of these changes has been adjusted to conform to the 2010 presentation.

Our International division comprised over one-third of our total revenues in 2009, and operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand.  As such, these operations transact business in local currencies of the countries in which they operate.  Generally in recent years, approximately 50% to 55% of our International division’s revenue has been denominated in Euro’s, approximately 15% to 20% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

Comparison of the Three Months Ended March 31, 2009 and 2010 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2009		2010
	(Dollars in thousands, except billing rate)
Consulting services	$247,962	95.9%	$251,647	95.8%
Other revenue	10,513	4.1	11,043	4.2
Total revenue	258,475	100.0	262,690	100.0

Gross profit — consulting services	60,689	24.5	61,132	24.3
Gross profit — other revenue	4,193	39.9	4,407	39.9
Gross profit — total	64,882	25.1	65,539	24.9

SG&A expenses	56,458	21.8	57,128	21.7

Operating income	7,016	2.7	7,157	2.7

Net income — CIBER, Inc.	$4,265	1.7%	$3,525	1.3%

Consultant utilization	87%		89%
Average billable headcount	7,245		7,210

Revenue.  Total revenue increased $4.2 million, or 2%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  A weaker U.S. dollar between the comparable periods resulted in approximately $8 million of additional reported revenue in the current quarter.  Excluding the favorable currency translation effects, our total revenue decreased 1% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to delays in closing significant new business and continued pricing pressure encountered in competition for new projects, as well as from current and potential customers moving more of their work offshore.

Revenue by segment/division was as follows:

	Three Months Ended March 31,
	2009	2010	% change
	(In thousands)
International	$81,824	$92,006	12.4%
Custom Solutions	100,149	88,427	(11.7)
U.S. ERP	29,322	36,206	23.5
Federal	28,789	30,017	4.3
IT Outsourcing	19,102	17,588	(7.9)
Corporate/Inter-segment	(711)	(1,554)	n/m
Total revenue	$258,475	$262,690	1.6%

n/m = not meaningful

•                  Favorable foreign currency fluctuations accounted for a 9% improvement in International’s current quarter revenue results.  Excluding the impact of favorable foreign currency translation, our Europe division revenue improved by approximately 3% primarily due to strong growth in central Europe, particularly in the Netherlands and Germany, which had improved utilization and increased headcount.

•                  Custom Solutions’ revenue was down between the comparable quarters primarily related to the ongoing impact from 2009 issues, such as customer pricing pressures, the completion of several sizable projects and the implementation of cost-saving initiatives at a number of clients, including vendor management systems, offshore services alternatives and vendor consolidation.  All of the above resulted in either a decrease in the fees we receive for our services, or decreases in the use of our services.  Additionally, we have experienced challenges in obtaining new state and local government contracts due to budgetary constraints in this sector.  We have not closed sufficient new contracts to offset the above factors; however, we are seeing some growth in demand from the healthcare sector and related to our global delivery model.

•                  U.S. ERP revenue improved significantly due to strong growth in the commercial and public sectors, as well as an increase in hardware purchases in our Technology Solutions group, some of which had been previously postponed by customers which is usually a positive indication that customer confidence is returning.

•                  Federal revenue was positively impacted by increased sales of low-margin materials and a new contract that kicked off in the current quarter, as well as stabilized headcount.

•                  IT Outsourcing revenue decreased primarily due to a significant European customer that went into bankruptcy in late 2008 that began impacting this division’s revenues following the first quarter of 2009, as well as a reduction in project scope by several clients.

Gross Profit.  In total, our gross profit margin decreased 20 basis points to 24.9% for the three months ended March 31, 2010, compared to 25.1% for the same period in 2009.  Our U.S. ERP division had significant margin growth due to improved margins on mostly newer projects across the division and in our SAP practice which completed a large, low-margin fixed-price contract in early 2009 that had been negatively impacting this division for some time.  The margin growth in the U.S. ERP division was more than offset by decreases in our Federal and International divisions related to costs incurred to create future value and opportunities in these divisions.  Additionally, customer pricing pressure contributed to the decline in these divisions’ gross margins, as well as in our other divisions that were able to maintain more consistent margins between the comparable periods despite this pressure.

Selling, general and administrative.  Our SG&A costs were relatively flat at 21.7% and 21.8% for the three months ended March 31, 2010 and 2009, respectively.  Our three largest divisions, International, Custom Solutions and U.S. ERP, all reduced their costs as a percentage of revenue between the comparable quarters, which more than offset the increased costs of our Federal and IT Outsourcing divisions that were largely related to additional infrastructure investment to enhance future profitability and competitiveness.  Our U.S. ERP division had the strongest improvement in this area.

Operating income.  Our 20 basis point reduction in gross profit margin, offset by the 10 basis point improvement in SG&A costs, kept operating income at a consistent 2.7% for the three months ended March 31, 2010 and 2009.

Operating income by segment/division was as follows:

	Three Months Ended March 31,		%	2009 % of	2010 % of
	2009	2010	change	revenue*	revenue*
	(In thousands)
International	$3,910	$4,099	4.8%	4.8%	4.5%
Custom Solutions	7,829	6,925	(11.5)	7.8	7.8
U.S. ERP	730	3,460	374.0	2.5	9.6
Federal	1,785	1,113	(37.6)	6.2	3.7
IT Outsourcing	(13)	(470)	(3,515.4)	(0.1)	(2.7)
Corporate expenses	(5,817)	(6,716)	(15.5)	(2.3)	(2.6)
Total	8,424	8,411	(0.2)%	3.3	3.2
Amortization of intangibles	(1,408)	(1,254)		(0.6)	(0.5)
Operating income	$7,016	$7,157		2.7%	2.7%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•                  International operating income declined 30 basis points primarily due to costs incurred in the current quarter to generate future revenue opportunities through a new managed services practice, causing a decrease in gross margins that was partially offset by the division keeping SG&A costs down despite current period revenue growth.

•                  Custom Solutions’ operating income remained flat between the comparable quarters due to keeping SG&A costs down and better aligned with the reduced levels of revenue in the current period.  Although gross margins suffered slightly due to customer pricing pressure, the SG&A cost reductions more than offset this trend.

•                  U.S. ERP operating income improved a substantial 710 basis points as newer projects with higher margins, and a much improved gross margin in the SAP practice, both contributed to the improvement along with targeted SG&A cost reductions.

•                  Increased sales of low-margin materials, as well as increased costs incurred to produce higher-value, more complex proposals have driven operating income down in the current period for the Federal division.

•                  IT Outsourcing operating income declined due to increased SG&A costs resulting from expansion of our global delivery capabilities and continued excess capacity stemming from a late 2008 client bankruptcy, as well as increased bad debt expenses.

•                  Corporate expenses increased primarily due to costs of resolving a dispute, as well as slightly higher costs related to employee benefits.

Interest expense.  Interest expense increased $0.4 million during the three months ended March 31, 2010, compared to the same period of 2009 related to higher interest costs under our Senior Credit Facility that was put into place in mid-2009.

Other income, net.  Other income, net was $0.1 million for the three months ended March 31, 2010, down from $1.1 million for the three months ended March 31, 2009.  A significantly smaller gain on our foreign exchange transactions accounted for all of the decrease between the comparable periods.

Income taxes.  Our effective tax rates were 37.7% and 36.0% for the three months ended March 31, 2010 and 2009, respectively.  The U.S. Federal Research and Experimentation tax credit expired on December 31, 2009, and has negatively impacted our effective tax rate for the three months ended March 31, 2010.  Our effective tax rates for future periods will continue to be negatively impacted unless this tax credit is extended by Congress.

Liquidity and Capital Resources

At March 31, 2010, we had an increase in working capital to $137.7 million from $136.9 million at December 31, 2009.  Our current ratio was 1.8:1 at both March 31, 2010 and December 31, 2009.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our expected operating cash flow and our available Senior Credit Facility will be sufficient to finance our working capital needs through the next year.

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,689	$(4,803)
Investing activities	(7,421)	(3,046)
Financing activities	(9,169)	(6,675)
Effect of foreign exchange rates on cash	(1,445)	(2,073)
Net decrease in cash and cash equivalents	$(12,346)	$(16,597)

Our balance of cash and cash equivalents was $50.8 million at March 31, 2010, compared to a balance of $67.4 million at December 31, 2009.  Typically, most of our cash balance is maintained by our foreign subsidiaries and our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.

Operating activities.  Cash used in operating activities was $4.8 million during the three months ended March 31, 2010, compared with cash provided by operating activities of $5.7 million for the same period of 2009.  Changes in normal short-term working capital items like accounts receivable, especially domestic accounts receivable, accrued and other liabilities and income taxes accounted for a $19.1 million decrease, and were offset by improved cash flows from other short-term working capital items such as accounts payable and accrued compensation.  Stable domestic accounts receivable balances, combined with successful collection efforts was responsible for a majority of the decrease in operating cash flow.  Our working capital fluctuates based on seasonal factors, as well as the timing of our domestic payroll and accounts payable processing cycles in regards to month-end dates.  During the three months ended March 31, 2010 and 2009, our domestic operations generated $9.7 million and $14.9 million, respectively, of cash from operations while our International operations used cash of $14.5 million and $9.2 million, respectively, during the same periods.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  European receivables and payables are typically maximized at year-end, and annual bonuses are paid during the first quarter.

Total accounts receivable increased to $216.3 million at March 31, 2010, from $213.1 million at December 31, 2009.  Total accounts receivable day’s sales outstanding (“DSO”) was 69 days at March 31, 2010, compared to 68 days at December 31, 2009.  Domestic DSO decreased, partially offsetting the increase in our International division’s DSO during the current quarter.  Our International division typically experiences their lowest DSO levels in December.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Our outstanding accounts receivable balance from the City of New Orleans (the “City”) was approximately $3.9 million at March 31, 2010.  Of our outstanding receivable balance from the City, a significant portion still relates to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays that have recently worsened due to the new mayoral administration transition in the City that will take place in May 2010.  These complications have continued to delay payment for our services.  We will continue to work with the City’s new administration and FEMA on the remaining balance, and we believe we will be able to collect the balance.

Accrued compensation and related liabilities decreased to $61.2 million at March 31, 2010, from $65.7 million at December 31, 2009, primarily due to the payment of annual bonuses in the first quarter, partially offset by increased domestic payroll accrual days, as these balances are subject to the effects from the timing of our normal bi-weekly U.S. payroll cycle.  At March 31, 2010, there were 13 days of domestic unpaid wages, compared to 9 days at December 31, 2009.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related contractors.  Accounts payable decreased to $29.3 million at March 31, 2010, from $34.0 million, with almost half of the decrease coming from a reduction in our payables for IT hardware and software.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  We had no acquisitions during the three months ended March 31, 2010, compared to $4.3 million of cash used during the same period of 2009 to acquire Iteamic Pvt. Ltd., a Bangalore, India-based IT services company.  Spending on property and equipment was down to $3.0 million during the three months ended March 31, 2010, from $3.2 million for the three months ended March 31, 2009.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments on our long-term bank debt.  During the three months ended March 31, 2010 and 2009, we had net payments on our long-term debt of $4.6 million and $31.1 million, respectively.  The larger net payment in 2009 resulted primarily from $23.2 million of cash received from the sale of our common stock.

Senior Credit Facility.  CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”).  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.  The Senior Credit Facility was subsequently amended on February 18, 2010, and matures on August 20, 2012.

The Senior Credit Facility, as amended, provided for: 1) an $85 million revolving line of credit (“Revolver”), which may be used for revolving loans and to request the issuance of letters of credit on CIBER’s behalf, and 2) a $50 million term loan (“Term Loan”).  The Term Loan requires quarterly principal reductions of $2.5 million.  The Term Loan balance at March 31, 2010, was $45 million, of which $10 million is classified as a current liability.

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

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are determined by reference to our current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 31, 2012, and effectively converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At March 31, 2010, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swaps, was 4.21%.

The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  A summary of these financial covenants is as follows:

•                  The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 2.50 to 1.00 on March 31, 2010.  The maximum leverage ratio reduces to 2.25 to 1.00 on June 30, 2010, and then to 2.00 to 1.00 on June 30, 2011.

•                  The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense plus interest expense plus scheduled funded debt payments plus any restricted payments)

must be not less than 1.25 to 1.00 on March 31, 2010, and not less than 1.20 to 1.00 on June 30, 2010 and September 30, 2010, and returning to not less than 1.25 to 1.00 on December 31, 2010, and thereafter.

•                  We must maintain twelve-month EBITDA of at least $45 million.

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

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of March 31, 2010, with the following calculations for our financial covenant ratios:

Consolidated total leverage ratio — 1.86 to 1.00 (maximum permitted — 2.50 to 1.00)

Consolidated fixed charge coverage ratio — 1.42 to 1.00 (minimum permitted — 1.25 to 1.00)

Consolidated EBITDA - $50.6 million (minimum permitted - $45 million)

Asset Coverage Test - $92.9 million (not to exceed $173.0 million)

Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months.  However, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance with these bank covenants.

At March 31, 2010, we had outstanding borrowings of $92.9 million under the Senior Credit Facility.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2010, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2009, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  We had borrowed a total of $92.9 million under the Senior Credit Facility at March 31, 2010.  As amended on February 18, 2010, the Senior Credit Facility provided for: 1) an $85 million revolving line of credit and 2) a term loan with a balance of $45 million as of March 31, 2010.  The term loan portion of the Senior Credit Facility requires quarterly principal reductions of $2.5 million.

CIBER’s obligations under the Senior Credit Facility are secured by all of our present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of our direct foreign subsidiaries.  The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Senior Credit Facility requires us to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA and an asset coverage test.  On occasion, we have experienced instances of covenant non-compliance under previous bank borrowings that were waived by our lenders.  The failure to comply with any of these debt covenants in the future would cause a default under the Senior Credit Facility.  A default, if not waived, could cause our debt to become immediately due and payable.  In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us.  Additionally, if we needed to obtain a waiver under, or an amendment to, the Senior Credit Facility in the future, or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants.  This could materially adversely affect our results of operations and financial condition and our ability to stay in compliance with our debt covenants.

Given the current global economic conditions and other factors, there is an increased risk regarding our ability to maintain compliance with these debt covenants due to potential variances in our revenues, operating results and profitability, which may also cause increased volatility in our stock price, all of which is discussed below in the next risk factor.

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

Our revenues, operating results and profitability will vary from quarter to quarter, which may impact our ability to remain in compliance with our debt covenants, and may also result in increased volatility in the price of our securities.

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

In addition to the above factors, any perceived uncertainty as a result of the recent retirement of our Chief Executive Officer and Chairman could also negatively affect our revenues, profitability and trading price of our securities.  Our competitors can be expected to seek to take advantage of this situation with our clients, and we may have increased difficulty selling additional business or winning new business from our customers or potential clients.  We are also still in the process of negotiating a separation agreement with our former Chief Executive Officer and the final settlement is likely to result in additional cash and non-cash charges that may further negatively impact our profitability.  Depending on the details of the final settlement, it is also possible that it could contribute to a violation of one or more of the covenants under our Senior Credit Facility; the consequences of such a covenant violation are discussed above.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At March 31, 2010, the carrying value of our goodwill was $442.4 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our business units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

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

*******

For information regarding other risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities — None

Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended March 31, 2010.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

January 2010	313,054	$3.57	313,054	$4,408,340
February 2010	87,546	$3.38	87,546	$4,112,532
March 2010	178,100	$4.01	178,100	$3,398,557
Total	578,700	$3.67	578,700

(1) Calendar month

(2) As of end of month indicated.

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 24.4 million shares for a total cost of $198.3 million, and that has been amended from time to time by our Board of Directors.  Following the most recent authorization in October 2009, approximately $3.4 million remained available at March 31, 2010 (see above table).

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

		10-K	001-13103	3/5/2009
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association	8-A/A	001-13103	5/2/2008
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	May 5, 2010	By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Interim President and Chief Executive Officer, and
Executive Vice President, Chief Financial Officer and Treasurer