Form 10-Q
period 2010-06-30
CIBER INC
filed 2010-08-05
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 69,436,609 shares of the registrant’s Common Stock outstanding as of June 30, 2010.

CIBER, Inc.

Form 10-Q

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Consulting services	$254,876	$250,095	$506,523	$498,057
Other revenue	10,517	10,509	21,560	21,022
Total revenues	265,393	260,604	528,083	519,079

OPERATING EXPENSES:
Cost of consulting services	192,851	187,820	383,366	375,093
Cost of other revenue	6,014	6,855	12,650	13,175
Selling, general and administrative	64,671	57,004	121,799	113,462
Goodwill impairment	112,000	—	112,000	—
Amortization of intangible assets	1,020	1,457	2,274	2,865
Total operating expenses	376,556	253,136	632,089	504,595

OPERATING INCOME (LOSS)	(111,163)	7,468	(104,006)	14,484

Interest income	29	242	124	411
Interest expense	(1,451)	(1,053)	(3,464)	(2,623)
Other income, net	561	258	622	1,356

INCOME (LOSS) BEFORE INCOME TAXES	(112,024)	6,915	(106,724)	13,628
Income tax expense (benefit)	(30,962)	2,206	(28,962)	4,622

CONSOLIDATED NET INCOME (LOSS)	(81,062)	4,709	(77,762)	9,006
Net income (loss) attributable to noncontrolling interests	(289)	53	(514)	85

NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC	$(80,773)	$4,656	$(77,248)	$8,921

Earnings (loss) per share:
Basic	$(1.16)	$0.07	$(1.11)	$0.13
Diluted	$(1.16)	$0.07	$(1.11)	$0.13

Weighted average shares outstanding:
Basic	69,389	69,638	69,371	66,395
Diluted	69,389	69,733	69,371	66,456

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$42,191	$67,424
Accounts receivable, net of allowances of $3,684 and $3,192, respectively	232,201	213,100
Prepaid expenses and other current assets	24,878	22,727
Deferred income taxes	7,942	6,627
Total current assets	307,212	309,878

Property and equipment, net of accumulated depreciation of $62,876 and $57,958, respectively	24,304	24,830
Goodwill	328,634	450,739
Other intangible assets, net	4,320	5,159
Other assets	10,338	12,650

TOTAL ASSETS	$674,808	$803,256

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$10,804	$10,697
Accounts payable	33,172	33,981
Accrued compensation and related liabilities	56,155	65,747
Deferred revenue	18,095	17,634
Income taxes payable	8,935	10,402
Other accrued expenses and liabilities	41,167	34,563
Total current liabilities	168,328	173,024

Long-term debt	91,112	87,500
Deferred income taxes	6,796	36,486
Other long-term liabilities	5,539	—
Total liabilities	271,775	297,010

Commitments and contingencies

Equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 5,051 and 5,005 shares, respectively	(28,942)	(30,069)
Additional paid-in capital	324,722	322,999
Retained earnings	120,785	199,668
Accumulated other comprehensive income (loss)	(14,443)	12,193
Total CIBER, Inc. shareholders’ equity	402,867	505,536
Noncontrolling interests	166	710
Total equity	403,033	506,246

TOTAL LIABILITIES AND EQUITY	$674,808	$803,256

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
BALANCES AT JANUARY 1, 2010	74,487	$745	(5,005)	$(30,069)	$322,999	$199,668	$12,193	$710	$506,246
Consolidated net income (loss)	—	—	—	—	—	(77,248)	—	(514)	(77,762)
Loss on hedging activity, net of $62 tax	—	—	—	—	—	—	(102)	—	(102)
Foreign currency translation	—	—	—	—	—	—	(26,534)	(30)	(26,564)
Treasury shares issued under employee share plans	—	—	569	3,335	(490)	(1,534)	—	—	1,311
Tax benefit from employee share plans	—	—	—	—	18	—	—	—	18
Share-based compensation	—	—	41	236	2,195	(101)	—	—	2,330
Purchases of treasury stock	—	—	(656)	(2,444)	—	—	—	—	(2,444)
BALANCES AT JUNE 30, 2010	74,487	$745	(5,051)	$(28,942)	$324,722	$120,785	$(14,443)	$166	$403,033

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(77,762)	$9,006
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	112,000	—
Depreciation	6,025	6,025
Amortization of intangible assets	2,274	2,865
Deferred income tax expense (benefit)	(31,414)	95
Provision for doubtful receivables	1,129	1,097
Share-based compensation expense	2,330	2,169
Other, net	2,621	556
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,458)	10,992
Other current and long-term assets	(1,176)	1,679
Accounts payable	986	(6,032)
Accrued compensation and related liabilities	(7,013)	(10,840)
Other current and long-term liabilities	9,621	1,753
Income taxes payable/refundable	(1,174)	5,716
Net cash provided by (used in) operating activities	(11,011)	25,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(3,528)	(4,258)
Purchases of property and equipment, net	(6,552)	(4,160)
Net cash used in investing activities	(10,080)	(8,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	182,066	235,638
Payments on long-term debt	(178,821)	(289,894)
Sale of common stock, net of $194 of issuance costs	—	23,220
Employee stock purchases and options exercised	1,311	1,147
Purchases of treasury stock	(2,444)	(2,676)
Excess tax benefits from share-based compensation	58	—
Credit facility origination/amendment fees paid	(501)	(222)
Net cash provided by (used in) financing activities	1,669	(32,787)
Effect of foreign exchange rate changes on cash and cash equivalents	(5,811)	1,824
Net decrease in cash and cash equivalents	(25,233)	(14,300)
Cash and cash equivalents, beginning of period	67,424	48,849
Cash and cash equivalents, end of period	$42,191	$34,549

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

Recently Adopted Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables.  Excluding specific software revenue guidance, an entity is required to allocate arrangement consideration using the relative selling price method to each deliverable in a multiple deliverable arrangement.  The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence, vendor objective evidence or third party evidence of the selling price is not available.  In accordance with the guidance, CIBER has elected to early adopt its provisions on a prospective basis for all new or materially-modified arrangements entered into on, or after January 1, 2010.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  In addition, if applied to transactions in the year ended December 31, 2009, the amended accounting standards for multiple deliverable revenue arrangements would not have resulted in a material change to our reported revenue for that fiscal period.  Based on how CIBER has historically contracted with our clients, we have few multiple deliverable contracts that are affected by this change in accounting.

(2) Acquisitions

In June 2010, our International division paid $3.5 million to acquire the assets of Denmark-based SAP consulting company Segmenta A/S (“Segmenta”).  The acquisition was completed to strengthen our European presence and expand our Danish operations.  We may make a future cash payment (contingent consideration) at the end of the 36-month period ending on May 31, 2013.  The contingent consideration payment is based upon a multiple of the average annual earnings before interest and taxes achieved for the Segmenta business over the specified 36-month period.  A liability of $4.2 million has been recorded for the present value of the estimated contingent consideration.  We estimated the contingent consideration based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets.  Any change in the estimated liability subsequent to the acquisition date fair value will be recognized in earnings in the period in which the change of estimate occurs.  Between the acquisition date and June 30, 2010, the Company did not change any assumptions regarding the likelihood of payment of the balance.  In connection with the acquisition, and based upon our preliminary purchase price allocation that is subject to change, we recorded goodwill and other intangible assets of $8.7 million and recorded net liabilities of $1.0 million.

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributable to CIBER, Inc.	$(80,773)	$4,656	$(77,248)	$8,921
Denominator:
Basic weighted average shares outstanding	69,389	69,638	69,371	66,395
Dilutive effect of employee stock plans	—	95	—	61
Diluted weighted average shares outstanding	69,389	69,733	69,371	66,456

Earnings (loss) per share:
Basic	$(1.16)	$0.07	$(1.11)	$0.13
Diluted	$(1.16)	$0.07	$(1.11)	$0.13

Dilutive securities are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.  The approximate average number of anti-dilutive securities omitted from the computation of diluted weighted average shares outstanding was 9,085,000 and 9,249,000 for the three months ended June 30, 2010 and 2009, respectively, and 9,202,000 and 9,237,000 for the six months ended June 30, 2010 and 2009, respectively.

(4) Executive Charges

In April 2010, we announced the retirement of our President/Chief Executive Officer, as well as a change in our non-executive Chairman of our Board of Directors.

Under a transition services agreement with our former President/Chief Executive Officer, he will remain a non-officer employee of the Company through the end of 2010 to assist with certain management transition matters and will continue to receive his base salary during this period.  We have agreed to: make cash payments to him in 2011 of $5.4 million for retirement and separation; accelerate vesting on certain stock options and restricted stock units; and provide certain insurance and other miscellaneous benefits.  CIBER will terminate his previous retirement plan agreement for which we had already accrued a liability of $1.9 million.  As a result, in the second quarter of 2010, we recorded a one-time pre-tax separation charge of $4.4 million, of which $0.5 million is non-cash stock compensation.  The accrued liability balance of $5.7 million at June 30, 2010, is included in other accrued expenses and liabilities on the consolidated balance sheet.

We have also accrued $0.6 million at June 30, 2010, for our current estimated value of benefits to be provided to our Founder and former non-executive Chairman of the Board.

The transition services agreement with our former President/Chief Executive Officer and the continuing benefits to our Founder and former non-executive Chairman of the Board were negotiated by a special committee of the Board and were approved by the Board on August 2, 2010.

(5) Goodwill

We perform our annual impairment analysis of goodwill as of June 30 each year or more often if there are indicators of impairment present.  We test each of our reporting units for goodwill impairment.  Our reporting units are the same as our operating divisions and reporting segments.  The goodwill impairment test requires a two-step process.  The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required.  If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment.  Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

We compared the carrying value of each of our five reporting units to their estimated fair value at June 30, 2010.  We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The average annual revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 20%, with an overall weighed average of 7%.  Operating profit margins were projected to return to historical norms by 2012 in the individual reporting units as we expect the information technology (“IT”) industry to recover over the next few years, and we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3.0% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, representing each reporting unit’s estimated weighted average cost of capital, ranging from 12% to 14%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.7 and enterprise value/EBITDA multiples ranging from 4.2 to 6.8, in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 30%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2010, we estimated that the fair value for our International, U.S. ERP and IT Outsourcing reporting units exceeded their respective carrying amounts by 79%, 31% and 41%, respectively, and thus no impairment was indicated.  We also determined that the estimated fair values of our Custom Solutions and Federal reporting units was less than their respective carrying amounts by 3% and 23%, respectively, indicating impairment may exist for these divisions.

Because indicators of impairment existed for our Custom Solutions and Federal reporting units, we performed the second step of the test to determine the implied fair value of goodwill for each reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of each reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for each reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $112.0 million ($82.0 million for Custom Solutions and $30.0 million for Federal) in the three months ended June 30, 2010, which represented 50% and 40% of the Custom Solutions and Federal reporting units’ goodwill prior to the impairment charge, respectively.

The impairment charge is primarily a result of the impact that the depressed economic environment had on overall equity values and its negative impacts to our operations and forecasted cash flows, as well as the sustained decline in our market capitalization.  We have adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current macro-economic environment.

	International	Custom Solutions	U.S. ERP	Federal	IT Outsourcing	Total
	(In thousands)
Balance at December 31, 2009	$140,583	$164,215	$54,339	$74,264	$17,338	$450,739
Goodwill impairment	—	(82,000)	—	(30,000)	—	(112,000)
Acquisition	6,671	—	—	—	—	6,671
Adjustments on prior acquisition	155	—	—	—	—	155
Effect of foreign exchange rate changes	(16,931)	—	—	—	—	(16,931)
Balance at June 30, 2010	$130,478	$82,215	$54,339	$44,264	$17,338	$328,634

(6) Fair Value Measurements

The Company is required to disclose the fair value of all assets and liabilities subject to fair value measurement and the nature of the valuation techniques, including their classification within the fair value hierarchy, utilized by the Company in performing these measurements.

The FASB provides a fair value framework which requires the categorization of assets and liabilities into three levels based upon the assumptions (or inputs) used to price the assets or liabilities, which are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Total
	Fair Value as of	Fair Value Measurements as of June 30, 2010
	June 30,	Using Fair Value Hierarchy
Description	2010	Level 1	Level 2	Level 3

Interest rate swap	$(484)	$—	$(484)	$—
Acquisition-related contingent consideration	$4,227	$—	$—	$4,227

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature.  The fair value of derivative instruments such as interest rate swaps is determined utilizing market-based information such as LIBOR-based yield curves.  Our interest rate swap matures on March 31, 2012, and effectively converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  The book values of the borrowing under our Senior Credit Facility and our other bank debt approximate their fair values due to either their variable interest rates or their short-term nature.

The fair value of the acquisition-related contingent consideration was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets.  There has been no change to management’s estimates of profitability and sales targets between the acquisition date and June 30, 2010, and the only change to the value of the liability relates to foreign-exchange adjustments, which have been recorded as a component of other comprehensive income (loss).

The fair value of our reporting units utilized in our annual goodwill impairment assessment, which utilizes unobservable inputs that reflect management’s own assumptions, is discussed in Note 5.

(7) Comprehensive Income (Loss)

                The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss):
Consolidated net income (loss)	$(81,062)	$4,709	$(77,762)	$9,006
Loss on hedging activity, net of tax	(70)	—	(102)	(173)
Foreign currency translation adjustments	(14,678)	16,046	(26,564)	8,232
Comprehensive income (loss)	(95,810)	20,755	(104,428)	17,065
Comprehensive income (loss) attributable to noncontrolling interests	(306)	53	(544)	85
Comprehensive income (loss) attributable to CIBER, Inc.	$(95,504)	$20,702	$(103,884)	$16,980

(8) Segment Information

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography, and consist of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, IT Outsourcing, Federal and U.S. ERP divisions.  At the end of 2009, we made several changes to our divisions.  All 2009 segment data has been adjusted to conform to the 2010 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
International	$88,613	$84,181	$180,619	$166,005
Custom Solutions	93,699	95,218	182,126	195,367
U.S. ERP	34,681	33,190	70,887	62,512
Federal	32,453	29,931	62,470	58,720
IT Outsourcing	18,648	18,930	36,236	38,032
Total segment revenues	268,094	261,450	532,338	520,636
Corporate/Inter-segment	(2,701)	(846)	(4,255)	(1,557)
Total revenues	$265,393	$260,604	$528,083	$519,079

Operating income (loss):
International	$3,907	$4,862	$8,006	$8,772
Custom Solutions	6,532	6,219	13,457	14,048
U.S. ERP	2,379	3,073	5,839	3,803
Federal	1,401	1,533	2,514	3,318
IT Outsourcing	(6)	(320)	(476)	(333)
Total segment operating income	14,213	15,367	29,340	29,608
Corporate expenses	(12,356)	(6,442)	(19,072)	(12,259)
Goodwill impairment	(112,000)	—	(112,000)	—
Amortization of intangible assets	(1,020)	(1,457)	(2,274)	(2,865)
Total operating income (loss)	$(111,163)	$7,468	$(104,006)	$14,484

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify forward-looking statements.  For example, we make certain forward-looking statements regarding our current estimates for revenue and profitability for certain of our business units for 2010.  These statements reflect a number of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements.  These risks include, without limitation, risks that: (1) economic and political conditions, including regulatory or legislative action, adversely affect us or our clients’ businesses and levels of business activity; (2) we cannot expand and develop our services and solutions in response to changes in technology and client demand; (3) we cannot compete effectively in the highly competitive consulting, systems integration and technology and outsourcing markets; (4) our work in the government contracting environment exposes us to additional risks; (5) our clients may terminate their contracts with us; (6) our outsourcing services subject us to operational and financial risk; (7) the type and level of technology spending by our clients may change; (8) we cannot maintain favorable pricing and utilization rates; (9) legal liability may result from solutions or services we provide; (10) we cannot anticipate the cost and complexity of performing our work or we are not able to control our costs; (11) our global operations are subject to complex risks, some of which might be beyond our control, including, but not limited to, fluctuations in foreign exchange rates; (12) we cannot balance our resources with client demand or hire sufficient employees with the required skills and background; (13) we may incur liability from our subcontractors’ or other third parties’ failure to deliver their project contributions on time or at all; (14) we cannot manage the organizational challenges associated with our size; (15) consolidation in the industries that we serve could adversely affect our business; (16) our ability to attract and retain business depends on our reputation in the marketplace; (17) our share price could fluctuate due to numerous factors, including variability in revenues, operating results and profitability; and/or (18) other factors discussed from time to time in the Company’s news releases and public statements, as well as the risks, uncertainties and other factors discussed under the “Risk Factors” heading in this Form 10-Q and our most recent Annual Report on Form 10-K and other documents filed with or furnished to the Securities and Exchange Commission.  Most of these factors are beyond our ability to predict or control.  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

Critical Accounting Policies and Estimates

Goodwill — We perform our annual impairment analysis of goodwill as of June 30 each year or more often if there are indicators of impairment present.  We test each of our reporting units for goodwill impairment.  Our reporting units are the same as our operating divisions and reporting segments.  The goodwill impairment test requires a two-step process.  The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required.  If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment.  Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

We compared the carrying value of each of our five reporting units to their estimated fair value at June 30, 2010.  We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The average annual revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 20%, with an overall weighed average of 7%.  Operating profit margins were projected to return to historical norms by 2012 in the individual reporting units as we expect the information technology (“IT”) industry to recover over the next few years, and we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3.0% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, representing each reporting unit’s estimated weighted average cost of capital, ranging from 12% to 14%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.7 and enterprise value/EBITDA multiples ranging from 4.2 to 6.8, in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 30%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding the market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2010, we estimated that the fair value for our International, U.S. ERP and IT Outsourcing reporting units exceeded their respective carrying amounts by 79%, 31% and 41%, respectively, and thus no impairment was indicated.  We also determined that the estimated fair values of our Custom Solutions and Federal reporting units was less than their respective carrying amounts by 3% and 23%, respectively, indicating impairment may exist for these divisions.

Because indicators of impairment existed for our Custom Solutions and Federal reporting units, we performed the second step of the test to determine the implied fair value of goodwill for each reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of each reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for each reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $112.0 million ($82.0 million for Custom Solutions and $30.0 million for Federal) in the three months ended June 30, 2010, which represented 50% and 40% of the Custom Solutions and Federal reporting units’ goodwill prior to the impairment charge, respectively.

The impairment charge is primarily a result of the impact that the depressed economic environment had on overall equity values and its negative impacts to our operations and forecasted cash flows, as well as the sustained decline in our market capitalization.  We have adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current macro-economic environment.  While we believe our estimates are appropriate based on our view of current business trends, as discussed further below, no assurance can be provided that additional impairment charges will not be required in the future.

After the impairment charge of $112.0 million recorded during the three months ended June, 30, 2010, we had a remaining goodwill balance of $328.6 million at June 30, 2010.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  In addition, we make certain judgments about allocating shared assets such as cash and property and equipment to the balance sheet for the reporting units.  We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

(1) Further weakening of the global economy, continued weakness in the IT services industry, or failure of CIBER to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units;

(2) A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below their carrying values.

Adverse changes in our market capitalization, long-term forecasts and industry growth rates could result in additional impairment charges to be recorded in future periods for goodwill attributed to our Custom Solutions, Federal or other reporting units.  Any future impairment charges would adversely affect our results of operations for those periods.

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

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography, and consist of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, IT Outsourcing, Federal and U.S. ERP divisions.  Our International division provides a broad range of information technology (“IT”) consulting services, including package software implementation, application development, systems integration and support services.  Our Custom Solutions and Federal divisions provide IT services and products in custom-developed software environments.  Our India-based operations are considered part of our Custom Solutions division.  Our IT Outsourcing division offers a set of solutions that span the entire spectrum of IT infrastructure and IT operations services.  Our U.S. ERP division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) software from software vendors such as Oracle, SAP and Lawson for U.S. customers.  At the end of 2009, we made several changes to our divisions.  All 2009 segment data has been adjusted to conform to the 2010 presentation.

Our International division comprised over one-third of our total revenues in 2009, and operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand.  As such, these operations transact business in local currencies of the countries in which they operate.  Generally in recent years, approximately 50% to 55% of our International division’s revenue has been denominated in Euro’s, approximately 15% to 20% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end, and revenues and expenses are translated at average exchange rates for the period.

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence.  Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our client’s current needs and challenges.  In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives.  These initiatives have included going to vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited CIBER, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients as a result.  Additionally, a number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We also have our own global delivery options to offer to our current and potential clients as possible cost savings, but our offshore capabilities are on a smaller scale than the offshore offerings of some of our competitors.  Finally, another issue which has had and continues to have an impact on our revenues and profitability involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work.  In addition, the pricing environment continues to be extremely competitive.

Comparison of the Three Months Ended June 30, 2010 and 2009 — Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2010		2009
	(Dollars in thousands)
Consulting services	$254,876	96.0%	$250,095	96.0%
Other revenue	10,517	4.0	10,509	4.0
Total revenues	$265,393	100.0%	$260,604	100.0%

Gross profit — consulting services	$62,025	24.3%	$62,275	24.9%
Gross profit — other revenue	4,503	42.8	3,654	34.8
Gross profit — total	66,528	25.1	65,929	25.3

SG&A expenses	64,671	24.4	57,004	21.9
Goodwill impairment	112,000	42.2	—	—
Amortization of intangible assets	1,020	0.4	1,457	0.6

Operating income (loss)	$(111,163)	(41.9)%	$7,468	2.9%

Net income (loss) attributable to CIBER, Inc.	$(80,773)	(30.4)%	$4,656	1.8%

Consultant utilization	88%		87%
Average billable headcount	7,485		7,150

Revenues.  Total revenues increased $4.8 million, or 2%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  A stronger U.S. dollar between the comparable periods resulted in 1% less reported revenues in the current quarter, therefore, excluding the unfavorable currency translation effects, our total revenues actually increased 3% for the three months ended June 30, 2010, compared to the same period of 2009.  A majority of our second quarter revenue growth was derived in our International division, with revenue growth related to improved utilization and new contracts in central Europe, particularly in the Netherlands and Germany.

Revenue by segment/division was as follows:

	Three Months Ended June 30,
	2010	2009	% change
	(In thousands)
International	$88,613	$84,181	5.3%
Custom Solutions	93,699	95,218	(1.6)
U.S. ERP	34,681	33,190	4.5
Federal	32,453	29,931	8.4
IT Outsourcing	18,648	18,930	(1.5)
Total segment revenues	268,094	261,450	2.5
Corporate/Inter-segment	(2,701)	(846)	n/m
Total revenues	$265,393	$260,604	1.8%

n/m = not meaningful

•            Excluding the impact of a stronger U.S. dollar in the current three month period, the International division’s revenues improved 9% overall.  Approximately 40% of this revenue growth came from our new German-based managed services practice during the second quarter of 2010 and revenues from the Segmenta acquisition.  The remaining revenue growth was related to improved utilization and new contracts in central Europe, particularly in the Netherlands and Germany.  Unfavorable foreign currency fluctuations accounted for a 4% decline in the current quarter revenue results, leaving an overall improvement in total revenues after the impact of foreign currency fluctuations of 5%.

•            Custom Solutions’ revenues were down approximately 2% between the comparable quarters related to the ongoing impact from 2009 economic issues, such as customer pricing pressures, the implementation of cost-saving initiatives at a number of clients, including vendor management systems, offshore services alternatives and vendor consolidation, and the completion of several sizable projects.  All of the above resulted in either a decrease in the fees we receive for our services, or decreases in the use of our services.

Additionally, we have experienced challenges in obtaining new state and local government contracts and budget issues with new projects in this sector due to the current economic climate. We have not closed sufficient new contracts to offset the above factors; however, we are seeing some growth in demand from the healthcare sector and related to our global delivery model.

•            U.S. ERP revenues improved 5% due to increased SAP and Oracle project opportunities, particularly due to good demand in the public sector.

•            Federal revenues improved 8% primarily related to two clients that had one-time spending increases for low-margin materials.

•            IT Outsourcing revenue was flat between the comparable three month periods.

Gross Profit.  In total, our gross profit margin decreased 20 basis points to 25.1% for the three months ended June 30, 2010, compared to 25.3% for the same period in 2009.  Custom Solutions, our largest division in the current three month period, had a 150 basis point improvement in its overall gross profit margin related to several items, including reduced work in the current period on a few large, low-margin projects, and newer higher-margin business sold in the division, a small portion of which is in the healthcare sector.  Offsetting the gross profit margin improvement in Custom Solutions was a 150 basis point decrease in our International division that was almost entirely due to the start-up costs associated with our new German-based managed services practice, where staff is being added in anticipation of future contracts.  Additional gross profit margin decreases in the U.S. ERP and Federal divisions contributed to the overall decline as well.  The U.S. ERP division has seen an increase in labor costs to retain consultants and for increased usage of higher-priced contractors.  The Federal division’s gross profit margin was down due to one-time spending increases for two clients in the current period that were at lower-margins.

Selling, general and administrative.  Our SG&A costs increased 250 basis points to 24.4% for the three months ended June 30, 2010, from 21.9% for the three months ended June 30, 2009.  $6.1 million or 230 basis points of the increase related to executive charges of $5.0 million accrued in the second quarter pertaining to the retirement of our former Chief Executive Officer and the continuing benefits for our Founder and former non-executive Chairman of the Board, as well as $1.1 million of additional costs incurred related to the leadership change.

Operating income (loss).  During the three months ended June 20, 2010, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we recorded a $112.0 million non-cash goodwill impairment charge as a result of our annual goodwill impairment test.  Following the goodwill impairment charge, CIBER had an operating loss of $111.2 million for the three months ended June 30, 2010, which also included $6.1 million related to the executive charges and leadership transition costs recorded in the current period.  Excluding these current period one-time charges, operating income was $7.0 million, or 2.6% of total revenue for the three months ended June 30, 2010, compared with $7.5 million, or 2.9% of total revenue for the three months ended June 30, 2009.  The decrease in operating income between the comparable three month periods was primarily due to the 20 basis point reduction in gross profit margin in the current period.  Operating income by segment/division was as follows:

	Three Months Ended June 30,		%	2010 % of	2009 % of
	2010	2009	change	revenue*	revenue*
	(In thousands)
International	$3,907	$4,862	(19.6)%	4.4%	5.8%
Custom Solutions	6,532	6,219	5.0	7.0	6.5
U.S. ERP	2,379	3,073	(22.6)	6.9	9.3
Federal	1,401	1,533	(8.6)	4.3	5.1
IT Outsourcing	(6)	(320)	98.1	(0.0)	(1.7)
Total segment operating income	14,213	15,367	(7.5)	5.3	5.9
Corporate expenses	(12,356)	(6,442)		(4.7)	(2.5)
Goodwill impairment	(112,000)	—		(42.2)	—
Amortization of intangible assets	(1,020)	(1,457)		(0.4)	(0.6)
Total operating income (loss)	$(111,163)	$7,468		(41.9)%	2.9%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•            International operating income declined 140 basis points primarily due to a $1.5 million operating loss in the quarter related to the new German-based managed services practice that was partially offset by the division keeping SG&A expenses flat despite current period revenue growth.

•            Custom Solutions’ operating income improved 50 basis points between the comparable quarters due to a significant improvement in gross profit margin related to new, higher margin work and reduced work in the current period on low-margin projects, that was partially offset by increased SG&A costs primarily related to increased bonus accruals, some severance costs and additional headcount to support growth in the healthcare sector.

•            U.S. ERP operating income declined 240 basis points due to the division’s reduced gross profit margin related to increased salary costs to retain consultants, as well as for increased usage of higher-priced contractors during the second quarter of 2010.

•            Increased spending by two clients in the current period for lower-margin materials caused an 80 basis point decrease in Federal operating income.

•            IT Outsourcing operating loss improved due to reduced SG&A costs related to headcount and support services.

•            Corporate expenses increased due to $5.0 million of second quarter costs accrued for executive charges, as well as $1.1 million of additional costs incurred related to the leadership change.

Interest expense.  Interest expense increased $0.4 million during the three months ended June 30, 2010, compared to the same period of 2009 related to higher interest costs under our Senior Credit Facility that was put into place in mid-2009.

Other income, net.  Other income, net was $0.6 million for the three months ended June 30, 2010, up from $0.3 million for the three months ended June 30, 2009.  A larger gain on our foreign exchange transactions in the prior period accounted for all of the decrease between the comparable periods.

Income taxes.  Our effective tax rates were 28% and 32% for the three months ended June 30, 2010 and 2009, respectively.  The difference between the two rates is the result of changes in the geographic mix of income, as well as the tax impact of the goodwill impairment charge during the three months ended June 30, 2010.  The 2010 tax rate has been impacted by lower domestic operating results, including the significant leadership transition costs.  The $112.0 million goodwill impairment charge is only partially tax-effected and results in a $30.8 million (27.5%) deferred tax benefit.  For interim periods, we base our tax provision on estimated book and taxable income forecasted for the entire year.  As our various estimates for the year change, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to volatility from year to year.  Management expects the tax rates for the third and fourth quarters to return to the 35% to 37% range.

Comparison of the Six Months Ended June 30, 2010 and 2009 — Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2010		2009
	(Dollars in thousands)
Consulting services	$506,523	95.9%	$498,057	96.0%
Other revenue	21,560	4.1	21,022	4.0
Total revenues	$528,083	100.0%	$519,079	100.0%

Gross profit — consulting services	$123,157	24.3%	$122,964	24.7%
Gross profit — other revenue	8,910	41.3	7,847	37.3
Gross profit — total	132,067	25.0	130,811	25.2

SG&A expenses	121,799	23.1	113,462	21.9
Goodwill impairment	112,000	21.2	—	—
Amortization of intangible assets	2,274	0.4	2,865	0.6

Operating income (loss)	$(104,006)	(19.7)%	$14,484	2.8%

Net income (loss) attributable to CIBER, Inc.	$(77,248)	(14.6)%	$8,921	1.7%

Consultant utilization	88%		87%
Average billable headcount	7,345		7,200

Revenues.  Total revenues increased $9.0 million, or 2%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  A weaker U.S. dollar between the comparable periods resulted in approximately $5 million of additional reported revenue in the first half of the current year; therefore excluding the favorable currency translation effects, our total revenues increased 1% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The primary contributions to the increase in current period revenue growth was our International division, with revenue growth related to improved utilization and new contracts in central Europe, particularly in the Netherlands and Germany, and our U.S. ERP division, which had improved revenues from SAP and Oracle projects.

Revenue by segment/division was as follows:

	Six Months Ended June 30,
	2010	2009	% change
	(In thousands)
International	$180,619	$166,005	8.8%
Custom Solutions	182,126	195,367	(6.8)
U.S. ERP	70,887	62,512	13.4
Federal	62,470	58,720	6.4
IT Outsourcing	36,236	38,032	(4.7)
Total segment revenues	532,338	520,636	2.2
Corporate/Inter-segment	(4,255)	(1,557)	n/m
Total revenues	$528,083	$519,079	1.7%

n/m = not meaningful

•            Excluding the impact of a weaker U.S. dollar in the current six month period, the International division’s revenues improved 6% overall.  Approximately 40% of this revenue growth came from our new German-based managed services practice during the first half of 2010 and revenues from the acquisition of Segmenta A/S, a Danish-based SAP consultancy, in June.  The remaining revenue growth was related to improved utilization and new contracts in central Europe, particularly in the Netherlands and Germany.  Favorable foreign currency fluctuations accounted for a 3% improvement in the current six month period revenue results, leaving an overall improvement in total revenues after the impact of foreign currency fluctuations of 9%.

•            Custom Solutions’ revenues were down approximately 7% between the comparable periods related to the ongoing impact from 2009 economic issues, such as customer pricing pressures, the implementation of cost-saving initiatives at a number of clients, including vendor management systems, offshore services alternatives and vendor consolidation, and the completion of several sizable projects.  All of the above resulted in either a decrease in the fees we receive for our services, or decreases in the use of our services.  Additionally, we have experienced challenges in obtaining new state and local government contracts and budget issues with new projects in this sector due to the current economic climate. We have not closed sufficient new contracts to offset the above factors; however, we are seeing some growth in demand from the healthcare sector and related to our global delivery model.

•            U.S. ERP revenues improved approximately 13% due to increased SAP and Oracle project opportunities, particularly due to good demand in the public sector.

•            Federal revenues were positively impacted by two clients with one-time spending increases in the current period for low-margin materials.

•            IT Outsourcing revenue decreased due to reduced product sales in the U.S.

Gross Profit.  In total, our gross profit margin decreased 20 basis points to 25.0% for the six months ended June 30, 2010, compared to 25.2% for the same period in 2009.  The International division gross profit margin was down 110 basis points due to the start-up costs associated with our new German-based managed services practice, where staff is being added in anticipation of future contracts.  Additionally, our Federal division had a sizable decrease due to lower-margin, one-time spending increases at two clients in the first half of 2010.  Partially offsetting these decreases was a 60 basis point improvement in our Custom Solutions division gross profit margin, as well as increases in the gross profit margins for our U.S. ERP and IT Outsourcing divisions. The Custom Solutions’ gross profit improvements were due to improved utilization and increased use of offshore delivery centers.  Our U.S. ERP division had significant margin growth due to improved margins on mostly newer projects and due to our SAP practice which had a large, low-margin fixed-price contract that negatively impacted margins until the project’s completion in early 2009.

Selling, general and administrative.  Our SG&A costs increased 120 basis points to 23.1% for the six months ended June 30, 2010, from 21.9% for the six months ended June 30, 2009.  $6.1 million or all of the 120 basis point increase related to executive charges of $5.0 million accrued in the second quarter pertaining to the retirement of our former Chief Executive Officer and the continuing benefits for our Founder and former non-executive Chairman of the Board, as well as $1.1 million of additional costs incurred related to the leadership change.

Operating income (loss).  During the quarter ended June 30, 2010, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we recorded a $112.0 million non-cash goodwill impairment charge as a result of our annual goodwill impairment test.  Following the goodwill impairment charge, CIBER had an operating loss of $104.0 million for the six months ended June 30, 2010, which also included $6.1 million related to the executive charges and leadership transition costs recorded in the current period.  Excluding these current period one-time charges, operating income was $14.1 million, or 2.7% of total revenue for the six months ended June 30, 2010, compared with $14.5 million, or 2.8% of total revenue for the six months ended June 30, 2009.  The decrease in operating income between the comparable six month periods was due to the 20 basis point reduction in gross profit margin in the current period.  Operating income by segment/division was as follows:

	Six Months Ended June 30,		%	2010 % of	2009 % of
	2010	2009	change	revenue*	revenue*
	(In thousands)
International	$8,006	$8,772	(8.7)%	4.4%	5.3%
Custom Solutions	13,457	14,048	(4.2)	7.4	7.2
U.S. ERP	5,839	3,803	53.5	8.2	6.1
Federal	2,514	3,318	(24.2)	4.0	5.7
IT Outsourcing	(476)	(333)	(42.9)	(1.3)	(0.9)
Total segment operating income	29,340	29,608	(0.9)	5.5	5.7
Corporate expenses	(19,072)	(12,259)		(3.6)	(2.4)
Goodwill impairment	(112,000)	—		(21.2)	—
Amortization of intangible assets	(2,274)	(2,865)		(0.4)	(0.6)
Total operating income (loss)	$(104,006)	$14,484		(19.7)%	2.8%

*Divisions calculated as a % of division revenue, all other calculated as a % of total revenue

•            International operating income declined 90 basis points primarily due to a $2.8 million operating loss in the first half of 2010 related to the new German-based managed services practice that was partially offset by the division modestly reducing SG&A expenses as a percentage of revenue despite current period revenue growth.

•            Custom Solutions’ operating income improved 20 basis points between the comparable periods due to the 60 basis point improvement in gross profit margin, that was only partially offset by increased SG&A costs related to increased bonus accruals, some severance costs and additional headcount to support growth in the healthcare sector.

•            U.S. ERP operating income improved 210 basis points due to new, large projects with higher margins and a lower-margin, fixed-price project that was completed in the early part of 2009, all of which contributed to improving the overall gross profit margin in this division.  Additionally, SG&A expenses as a percentage of revenues have decreased.

•            Increased spending by two clients in the current period for lower-margin materials caused a 170 basis point decrease in Federal operating income.

•            IT Outsourcing operating loss increased due to reduced revenues and increased SG&A costs resulting from expansion of our global delivery capabilities, as well as increased bad debt expenses.  ITO continues to be burdened with excess data center capacity resulting from a client bankruptcy and other client cutbacks, all of which occurred in 2009.

•            Corporate expenses increased due to $5.0 million of second quarter costs accrued for executive charges, as well as $1.1 million of additional costs incurred related to the leadership change.

Interest expense.  Interest expense increased $0.8 million during the six months ended June 30, 2010, compared to the same period of 2009 related to higher interest costs under our Senior Credit Facility that was put into place in mid-2009.

Other income, net.  Other income, net was $0.6 million for the six months ended June 30, 2010, down from $1.4 million for the six months ended June 30, 2009.  A smaller gain on our foreign exchange transactions accounted for all of the decrease between the comparable periods.

Income taxes.  Our effective tax rates were 27% and 34% for the six months ended June 30, 2010 and 2009, respectively.  The difference between the two rates is the result of changes in the geographic mix of income, as well as the tax impact of the goodwill impairment charge during the quarter ended June 30, 2010.  The 2010 tax rate has been impacted by lower domestic operating results, including the significant leadership transition costs.  The $112.0 million goodwill impairment is only partially tax-effected and results in a $30.8 million (27.5%) deferred tax benefit.  For interim periods, we base our tax provision on estimated book and taxable income forecasted for the entire year.  As our various estimates for the year change, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to volatility from year to year.  Management expects the tax rates for the third and fourth quarters to return to the 35% to 37% range.

Liquidity and Capital Resources

At June 30, 2010, we had an increase in working capital to $138.9 million from $136.9 million at December 31, 2009.  Our current ratio was 1.8:1 at both June 30, 2010 and December 31, 2009.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock, to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our expected operating cash flow and our available Senior Credit Facility will be sufficient to finance our working capital needs through the next year.

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$(11,011)	$25,081
Investing activities	(10,080)	(8,418)
Financing activities	1,669	(32,787)
Effect of foreign exchange rate changes on cash and cash equivalents	(5,811)	1,824
Net decrease in cash and cash equivalents	$(25,233)	$(14,300)

Our balance of cash and cash equivalents was $42.2 million at June 30, 2010, compared to a balance of $67.4 million at December 31, 2009.  Typically, most of our cash balance is maintained by our foreign subsidiaries and our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.

Operating activities.  Cash used in operating activities was $11.0 million during the six months ended June 30, 2010, compared with cash provided by operating activities of $25.1 million for the same period of 2009.  Changes in normal short-term working capital items, primarily accounts receivable, continued to contribute to the overall reduction in cash from operations during the six months ended June 30, 2010, as compared to the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  During the six months ended June 30, 2010 and 2009, our domestic operations generated $4.3 million and $24.1 million, respectively, of cash from operations while our International operations used cash from operations of $15.3 million during the six months ended June 30, 2010 and generated cash from operations of $1.0 million for the six months ended June 30, 2009.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  European receivables and payables are typically maximized at year-end, and annual bonuses are paid during the first quarter.

Total accounts receivable increased to $232.2 million at June 30, 2010, from $213.1 million at December 31, 2009.  Total accounts receivable day’s sales outstanding (“DSO”) was 74 days at June 30, 2010, compared to 68 days at December 31, 2009.  In 2010, we have experienced increased DSO both domestically and from our International division.  In the current year, our domestic DSO has been negatively impacted by the timing of billing milestones on certain larger, fixed-priced contracts.  Our International division typically experiences slower receivable payments in the first half of the year with improvement in the second half of the year and their lowest DSO levels typically occur in December.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Over and above the increase in DSO, improved domestic and international sales also increased accounts receivables balances in 2010.

Our outstanding accounts receivable balance from the City of New Orleans (the “City”) was approximately $3.9 million at June 30, 2010.  Of our outstanding receivable balance from the City, a significant portion still relates to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays that have recently worsened due to the mayoral administration transition in the City that occurred in May 2010.  These complications have continued to delay payment for our services.  We continue to work with the City’s new administration and FEMA on the remaining balance, and we believe we will be able to collect the balance.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  In 2010, we acquired Segmenta A/S, located in Denmark, while in 2009 we acquired India-

based Iteamic Pvt. Ltd.  Spending on property and equipment increased to $6.6 million during the six months ended June 30, 2010, from $4.2 million in the same period of 2009 as we have made investments in client support-based infrastructure.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under the revolving credit portion of our Senior Credit Facility.  This fluctuates based on cash provided by, or used in, our domestic operations during the period as our cash receipts and disbursements are linked to the revolving credit facility.  During the six months ended June 30, 2010, we had net borrowings on our long-term debt of $3.2 million as compared to net payments of $54.3 million in 2009.  In 2009, we also used the cash proceeds of $23.2 million from the sale of our common stock to pay down our long-term debt balance.

Senior Credit Facility.  CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  The Senior Credit Facility, as amended, provides for: 1) an $85 million revolving line of credit (“Revolver”), which may be used for revolving loans and to request the issuance of letters of credit on CIBER’s behalf, and 2) a $50 million term loan (“Term Loan”).  The Term Loan requires quarterly principal reductions of $2.5 million.  The Term Loan balance at June 30, 2010, was $42.5 million, of which $10 million is classified as a current liability.  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.

The Senior Credit Facility was amended on August 2, 2010, to: 1) change the definition of Consolidated EBITDA to exclude the cash separation costs incurred during the period related to the departure of our former Chief Executive Officer and former non-executive Chairman of the Board of Directors, not to exceed $6.4 million, plus any other cash transitional costs incurred related to the departures, not to exceed $1.0 million, plus non-cash goodwill impairment charges not to exceed $112.0 million in the aggregate; 2) increase our maximum permitted consolidated total leverage ratio for June 30, 2010; 3) impose a further restriction on stock repurchases and acquisitions for the remainder of 2010; and 4) limit additional foreign subsidiary debt.

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

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are determined by reference to our current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 31, 2012, and effectively converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At June 30, 2010, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swaps, was 4.04%.

The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  A summary of these financial covenants is as follows:

•            The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 2.50 to 1.00 on June 30, 2010.  The maximum leverage ratio reduces to 2.25 to 1.00 on September 30, 2010, and then to 2.00 to 1.00 on June 30, 2011.

•            The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense plus interest expense plus scheduled funded debt payments plus any restricted payments) must be not less than 1.20 to 1.00 on June 30, 2010 and September 30, 2010, and not less than 1.25 to 1.00 on December 31, 2010, and thereafter.

•            We must maintain twelve-month EBITDA of at least $45 million.

•            Under the asset coverage test, the aggregate amount of loans advanced under the Senior Credit Facility shall, at any time, not exceed an amount equal to 80% of all of our net accounts receivable.

Certain elements of these ratios are defined below:

•            Funded Debt includes borrowings under our Senior Credit Facility, any other bank debt plus the face amount of any outstanding Letters of Credit, as well as any earn-out and/or capitalized lease arrangements.

•            EBITDA represents the sum of net income (or net loss), net interest expense, income tax expense, depreciation expense, amortization expense, share-based compensation expense, September 2009 legal settlement costs of $2.2 million, cash separation costs (not to exceed $6.4 million) and other cash transitional costs (not to exceed $1.0 million) related to the departure of our former Chief Executive Officer and former non-executive Chairman of the Board of Directors, plus non-cash goodwill impairment charges not to exceed $112.0 million in the aggregate, measured over the twelve-month period ending as of the end of each fiscal quarter.

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of June 30, 2010, with the following calculations for our financial covenant ratios:

Consolidated total leverage ratio — 2.12 to 1.00 (maximum permitted — 2.50 to 1.00)

Consolidated fixed charge coverage ratio — 1.41 to 1.00 (minimum permitted — 1.20 to 1.00)

Consolidated EBITDA - $50.6 million (minimum permitted - $45 million)

Asset Coverage Test - $100.8 million (not to exceed $185.8 million)

Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months.  However, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance with these bank covenants.

At June 30, 2010, we had outstanding borrowings of $100.8 million under the Senior Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2010, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2009, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  We had borrowed a total of $100.8 million under the Senior Credit Facility at June 30, 2010.  As amended, the Senior Credit Facility provides for: 1) an $85 million revolving line of credit and 2) a term loan with a balance of $42.5 million as of June 30, 2010.  The term loan portion of the Senior Credit Facility requires quarterly principal reductions of $2.5 million.

CIBER’s obligations under the Senior Credit Facility are secured by all of our present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of our direct foreign subsidiaries.  The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Senior Credit Facility requires us to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA and an asset coverage test.  On occasion, we have experienced instances of covenant non-compliance under our bank borrowings that were waived by our lenders.  The failure to comply with any of these debt covenants in the future would cause a default under the Senior Credit Facility.  A default, if not waived, could cause our debt to become immediately due and payable.  In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us.  Additionally, if we needed to obtain a waiver under, or an amendment to, the Senior Credit Facility in the future, or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants.  This could materially adversely affect our results of operations and financial condition and our ability to stay in compliance with our debt covenants.

Given the current global economic conditions, the recent decline in the Euro/U.S. dollar exchange rate and other factors, there is an increased risk regarding our ability to maintain compliance with these debt covenants due to potential variances in our revenues, operating results and profitability, which may also cause increased volatility in our stock price, all of which are discussed below in the next risk factor.

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

Our revenues, operating results and profitability will vary from quarter to quarter, which may impact our ability to remain in compliance with our debt covenants, and may also result in increased volatility in the price of our stock.

Our quarterly revenues, operating results and profitability have varied in the past and, in the future are likely to vary significantly from quarter to quarter, making them difficult to predict.  This may lead to volatility in the price of our stock.  Some of the factors that are likely to cause these variations are:

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

In addition to the above factors, any perceived uncertainty as a result of the recent retirement of our former Chief Executive Officer and former non-executive Chairman of the Board of Directors could also negatively affect our revenues, profitability and trading price of our stock.  Our competitors can be expected to seek to take advantage of this situation with our clients, and we may have increased difficulty selling additional business or winning new business from our customers or potential clients.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At June 30, 2010, the carrying value of our goodwill was $328.6 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our business units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, would cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

In June 2010, we performed our annual test for goodwill impairment and as a result, we recorded a goodwill impairment charge of $112.0 million related to our Custom Solutions and Federal divisions.  The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our divisions during the next five years and beyond.  If our operating divisions cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge.  There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability.  Given the deteriorated global economic conditions affecting our industry and impacting our customers and their use of our services, we cannot be certain that goodwill impairment will not be required during future periods.  Additionally, if a goodwill impairment charge related to any one of our operating divisions were required, it would likely trigger a violation of the financial covenants under our Senior Credit Facility.

*******

For information regarding other risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                Recent sales of unregistered securities — None

                Purchases of equity securities by the issuer — The following table sets forth the information required regarding repurchases of our equity securities made during the three months ended June 30, 2010.

Period (1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Program (2)(3)

April 2010	77,451	$4.10	77,451	$3,080,782
May 2010	—	$—	—	$3,080,782
June 2010	—	$—	—	$3,080,782
Total	77,451	$4.10	77,451

(1) Calendar month.

(2) As of end of month indicated.

(3) CIBER has had a common stock share repurchase program since 1999, under which we have repurchased approximately 24.5 million shares for a total cost of $198.7 million, and that has been amended from time to time by our Board of Directors.  Following the most recent authorization in October 2009, approximately $3.1 million remained available at June 30, 2010 (see above table); however, as part of the August 2, 2010 amendment to our Senior Credit Facility, we agreed not to repurchase any more of our common stock for the remainder of 2010.

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

		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted June 2, 2010		Filed herewith
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association	8-A/A	001-13103	5/2/2008
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	August 5, 2010	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

		By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Executive Vice President, Chief Financial Officer and Treasurer