Form 10-Q
period 2010-09-30
CIBER INC
filed 2010-11-04
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 69,789,699 shares of the registrant’s Common Stock outstanding as of September 30, 2010.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Consulting services	$254,891	$245,113	$761,414	$743,170
Other revenue	10,991	11,254	32,551	32,276
Total revenues	265,882	256,367	793,965	775,446

OPERATING EXPENSES
Cost of consulting services	192,760	184,028	576,126	559,121
Cost of other revenue	7,584	7,382	20,234	20,557
Selling, general and administrative	57,310	56,417	179,109	169,879
Goodwill impairment	—	—	112,000	—
Amortization of intangible assets	1,087	1,506	3,361	4,371
Total operating expenses	258,741	249,333	890,830	753,928

OPERATING INCOME (LOSS)	7,141	7,034	(96,865)	21,518

Interest income	70	233	194	644
Interest expense	(1,624)	(1,735)	(5,088)	(4,358)
Other income (expense), net	(608)	(572)	14	784

INCOME (LOSS) BEFORE INCOME TAXES	4,979	4,960	(101,745)	18,588
Income tax expense (benefit)	1,615	1,401	(27,347)	6,023

CONSOLIDATED NET INCOME (LOSS)	3,364	3,559	(74,398)	12,565
Net income (loss) attributable to noncontrolling interests	(38)	54	(552)	139

NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$3,402	$3,505	$(73,846)	$12,426

Earnings (loss) per share:
Basic	$0.05	$0.05	$(1.06)	$0.18
Diluted	$0.05	$0.05	$(1.06)	$0.18

Weighted average shares outstanding:
Basic	69,734	69,664	69,492	67,484
Diluted	69,929	69,809	69,492	67,573

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$51,496	$67,424
Accounts receivable, net of allowances of $3,944 and $3,192, respectively	246,875	213,100
Prepaid expenses and other current assets	29,924	22,727
Deferred income taxes	7,600	6,627
Total current assets	335,895	309,878

Property and equipment, net of accumulated depreciation of $67,151 and $57,958, respectively	26,151	24,830
Goodwill	341,615	450,739
Other intangible assets, net	3,464	5,159
Other assets	10,214	12,650

TOTAL ASSETS	$717,339	$803,256

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$10,878	$10,697
Accounts payable	34,254	33,981
Accrued compensation and related liabilities	74,035	65,747
Deferred revenue	19,034	17,634
Income taxes payable	12,312	10,402
Other accrued expenses and liabilities	45,598	34,563
Total current liabilities	196,111	173,024

Long-term debt	83,952	87,500
Deferred income taxes	6,807	36,486
Other long-term liabilities	5,613	—
Total liabilities	292,483	297,010

Commitments and contingencies

Equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 4,698 and 5,005 shares, respectively	(26,919)	(30,069)
Additional paid-in capital	323,934	322,999
Retained earnings	123,037	199,668
Accumulated other comprehensive income	4,269	12,193
Total CIBER, Inc. shareholders’ equity	425,066	505,536
Noncontrolling interests	(210)	710
Total equity	424,856	506,246

TOTAL LIABILITIES AND EQUITY	$717,339	$803,256

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total Equity
BALANCES AT JANUARY 1, 2010	74,487	$745	(5,005)	$(30,069)	$322,999	$199,668	$12,193	$710	$506,246
Consolidated net loss	—	—	—	—	—	(73,846)	—	(552)	(74,398)
Loss on hedging activity, net of $86 tax	—	—	—	—	—	—	(142)	—	(142)
Foreign currency translation	—	—	—	—	—	—	(7,782)	(11)	(7,793)
Acquisition of noncontrolling interest	—	—	—	—	(1,201)	—	—	(357)	(1,558)
Treasury shares issued under employee share plans	—	—	902	5,241	(918)	(2,658)	—	—	1,665
Tax benefit from employee share plans	—	—	—	—	41	—	—	—	41
Share-based compensation	—	—	61	353	3,013	(127)	—	—	3,239
Purchases of treasury stock	—	—	(656)	(2,444)	—	—	—	—	(2,444)
BALANCES AT SEPTEMBER 30, 2010	74,487	$745	(4,698)	$(26,919)	$323,934	$123,037	$4,269	$(210)	$424,856

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(74,398)	$12,565
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Goodwill impairment	112,000	—
Depreciation	8,998	9,007
Amortization of intangible assets	3,361	4,371
Deferred income tax expense (benefit)	(31,197)	764
Provision for doubtful receivables	2,085	1,926
Share-based compensation expense	3,239	2,986
Other, net	3,462	1,499
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,068)	22,253
Other current and long-term assets	(4,485)	(411)
Accounts payable	735	(8,865)
Accrued compensation and related liabilities	7,216	1,180
Other current and long-term liabilities	12,651	7,424
Income taxes payable/refundable	525	6,643
Net cash provided by operating activities	7,124	61,342

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(3,527)	(4,258)
Purchases of property and equipment, net	(9,646)	(7,960)
Net cash used in investing activities	(13,173)	(12,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	283,644	466,788
Payments on long-term debt	(288,366)	(530,670)
Sale of common stock, net of $194 of issuance costs	—	23,220
Employee stock purchases and options exercised	1,665	1,871
Purchases of treasury stock	(2,444)	(3,877)
Excess tax benefits from share-based compensation	58	—
Credit facility origination/amendment fees paid	(685)	(3,465)
Acquisition of noncontrolling interest	(1,558)	—
Other, net	—	(222)
Net cash used in financing activities	(7,686)	(46,355)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,193)	4,629
Net increase (decrease) in cash and cash equivalents	(15,928)	7,398
Cash and cash equivalents, beginning of period	67,424	48,849
Cash and cash equivalents, end of period	$51,496	$56,247

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and its subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

(2) Acquisitions

In June 2010, our International division acquired the assets of Denmark-based SAP consulting company Segmenta A/S (“Segmenta”).  The acquisition was completed to strengthen our European presence and expand our Danish operations.  We paid $3.5 million in cash at closing and we may make a future cash payment (contingent consideration) at the end of the 36-month period ending on May 31, 2013.  The contingent consideration payment is based upon a multiple of the average annual earnings before interest and taxes achieved for the Segmenta business over the specified 36-month period.  As part of our purchase price allocation, we recorded an initial liability of $4.2 million for the present value of the estimated contingent consideration.  In allocating the purchase price based on estimated fair values, we recorded goodwill and other intangible assets of $7.1 million and $1.6 million, respectively, and recorded net liabilities of $1.0 million.  We estimate the contingent consideration liability based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets.  Any change in the estimated liability subsequent to the acquisition date fair value, including interest charges, will be recognized in earnings in the period in which the change occurs.  Between the acquisition date and September 30, 2010, the Company did not change any assumptions regarding the likelihood of payment of the balance.

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributable to CIBER, Inc.	$3,402	$3,505	$(73,846)	$12,426
Denominator:
Basic weighted average shares outstanding	69,734	69,664	69,492	67,484
Dilutive effect of employee stock plans	195	145	—	89
Diluted weighted average shares outstanding	69,929	69,809	69,492	67,573

Earnings (loss) per share:
Basic	$0.05	$0.05	$(1.06)	$0.18
Diluted	$0.05	$0.05	$(1.06)	$0.18

Dilutive securities are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.  The approximate average number of anti-dilutive securities omitted from the computation of diluted weighted average shares outstanding was 9,289,000 and 9,125,000 for the three months ended September 30, 2010 and 2009, respectively, and 9,141,000 and 9,061,000 for the nine months ended September 30, 2010 and 2009, respectively.

(4) Executive Charges

On August 2, 2010, we entered into an Executive Transition Agreement with our former President/Chief Executive Officer in connection with his separation from CIBER as its president and chief executive officer and his resignation as a director in April 2010.  Under this agreement, our former President/Chief Executive Officer will remain a non-officer employee of CIBER through the end of 2010 to assist with certain management transition matters and will continue to receive his base salary during this period.  We have also agreed to: make cash payments to him in 2011 of $5.4 million; accelerate vesting on certain stock options and restricted stock units; and provide certain insurance and other miscellaneous benefits.  Also in connection with the agreement, CIBER terminated his previous retirement plan agreement for which we had already accrued a liability of $1.9 million.  As a result, we recorded a one-time pre-tax separation charge of $4.4 million, of which $0.5 million was non-cash stock compensation in the second quarter of 2010.  During 2010, we paid out approximately $0.2 million related to these accrued charges, which leaves a remaining accrued liability balance of $5.6 million at September 30, 2010, which is included in other accrued expenses and liabilities on the consolidated balance sheet.

In connection with the change in our non-executive Chairman of our Board of Directors in April 2010, we also accrued $0.6 million during the second quarter of 2010, for our current estimated value of benefits to be provided to our Founder and former non-executive Chairman of the Board.

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

We compared the carrying value of each of our five reporting units to their estimated fair value at June 30, 2010.  We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The average annual revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 20%, with an overall weighted average of 7%.  Operating profit margins were projected to return to historical norms by 2012 in the individual reporting units as we expect the information technology (“IT”) industry to recover over the next few years, and we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit’s estimated weighted average cost of capital and ranged from 12% to 14%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.7 and enterprise value/EBITDA multiples ranging from 4.2 to 6.8 in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 30%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2010, we estimated that the fair value for our International, U.S. ERP and IT Outsourcing reporting units exceeded their respective carrying amounts by 79%, 31% and 41%, respectively, and thus no impairment was indicated.  We also determined that the estimated fair values of our Custom Solutions and Federal reporting units were less than their respective carrying amounts by 3% and 23%, respectively, indicating impairment may exist for these divisions.

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

The impairment charge is primarily a result of the impact that the depressed economic environment had on overall equity values and its negative impact on our operations and forecasted cash flows, as well as the sustained decline in our market capitalization.  We have adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current macro-economic environment.

	International	Custom Solutions	U.S. ERP	Federal	IT Outsourcing	Total
	(In thousands)
Balance at December 31, 2009	$140,583	$164,215	$54,339	$74,264	$17,338	$450,739
Goodwill impairment	—	(82,000)	—	(30,000)	—	(112,000)
Acquisition	7,144	—	—	—	—	7,144
Adjustments on prior acquisition	233	—	—	—	—	233
Effect of foreign exchange rate changes	(4,501)	—	—	—	—	(4,501)
Balance at September 30, 2010	$143,459	$82,215	$54,339	$44,264	$17,338	$341,615

(6) Income Taxes

For interim periods, we record our tax provision based on forecasted book and taxable income.  As our various estimates for the year change, we adjust our year-to-date tax provision.  Our 2010 effective tax rate has been significantly impacted by our $112.0 million goodwill impairment, which was only partially tax-effected and resulted in a $30.8 million (27.5%) deferred tax benefit.  Our effective tax rate is also impacted by the geographic mix of our income.  In 2010, lower domestic operating results, including significant leadership transition costs have also affected our tax rate.

(7) Fair Value Measurements

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

Level 3:	Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions.

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Total Fair Value as of September 30,	Fair Value Measurements as of September 30, 2010 Using Fair Value Hierarchy
Description	2010	Level 1	Level 2	Level 3
	(In thousands)
Interest rate swap liability	$548	$—	$548	$—
Acquisition-contingent consideration liability	$4,699	$—	$—	$4,699

The fair values of these financial liabilities are recorded in other long-term liabilities on the consolidated balance sheet.

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

The estimated fair value of the acquisition-related contingent consideration was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets, as well as the discount rate used to determine the present value of the liability. There has been no change to management’s estimates of profitability and sales targets between the acquisition date and September 30, 2010, and the only change to the value of the liability relates to interest charges and foreign-exchange adjustments, which have been recorded as a component of other comprehensive income.

The fair value of our reporting units utilized in our annual goodwill impairment assessment, which utilizes unobservable inputs that reflect management’s own assumptions, is discussed in Note 5.

(8) Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss):
Consolidated net income (loss)	$3,364	$3,559	$(74,398)	$12,565
Gain (loss) on hedging activity, net of tax	(40)	25	(142)	(148)
Foreign currency translation adjustments	18,771	5,724	(7,793)	13,974
Comprehensive income (loss)	22,095	9,308	(82,333)	26,391
Comprehensive income (loss) attributable to noncontrolling interests	(19)	62	(563)	165
Comprehensive income (loss) attributable to CIBER, Inc.	$22,114	$9,246	$(81,770)	$26,226

(9) Segment Information

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography, and consist of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, U.S. ERP, Federal and IT Outsourcing divisions.  At the end of 2009, we made several changes to our divisions.  All 2009 segment data has been adjusted to conform to the 2010 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
International	$91,977	$87,249	$272,596	$253,254
Custom Solutions	95,308	90,731	277,434	286,098
U.S. ERP	33,550	32,074	104,437	94,586
Federal	28,913	29,157	91,383	87,877
IT Outsourcing	19,655	18,881	55,891	56,913
Total segment revenues	269,403	258,092	801,741	778,728
Corporate/Inter-segment	(3,521)	(1,725)	(7,776)	(3,282)
Total revenues	$265,882	$256,367	$793,965	$775,446

Operating income (loss):
International	$4,568	$5,225	$12,574	$13,997
Custom Solutions	7,196	6,456	20,653	20,504
U.S. ERP	1,653	3,172	7,492	6,975
Federal	1,519	1,486	4,033	4,804
IT Outsourcing	(231)	(822)	(707)	(1,155)
Total segment operating income	14,705	15,517	44,045	45,125
Corporate expenses	(6,477)	(6,977)	(25,549)	(19,236)
Goodwill impairment	—	—	(112,000)	—
Amortization of intangible assets	(1,087)	(1,506)	(3,361)	(4,371)
Total operating income (loss)	$7,141	$7,034	$(96,865)	$21,518

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify forward-looking statements.  For example, we make certain forward-looking statements regarding our current estimates for revenue and profitability for certain of our business units for 2010.  These statements reflect a number of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements.  These risks include, without limitation, risks that: (1) economic and political conditions, including regulatory or legislative action, adversely affect us or our clients’ businesses and levels of business activity; (2) we cannot expand and develop our services and solutions in response to changes in technology and client demand; (3) we cannot compete effectively in the highly competitive consulting, systems integration and technology and outsourcing markets; (4) our work in the government contracting environment exposes us to additional risks; (5) our clients may terminate their contracts with us or they may be unable or unwilling to pay us for our services, which may impact our accounting assumptions; (6) our outsourcing services subject us to operational and financial risk; (7) the type and level of technology spending by our clients may change; (8) we cannot maintain favorable pricing and utilization rates; (9) legal liability may result from solutions or services we provide; (10) we cannot anticipate the cost and complexity of performing our work or we are not able to control our costs; (11) our global operations are subject to complex risks, some of which might be beyond our control, including, but not limited to, fluctuations in foreign exchange rates; (12) we cannot balance our resources with client demand or hire sufficient employees with the required skills and background; (13) we may incur liability from our subcontractors’ or other third parties’ failure to deliver their project contributions on time or at all; (14) we cannot manage the organizational challenges associated with our size; (15) consolidation in the industries that we serve could adversely affect our business; (16) our ability to attract and retain business depends on our reputation in the marketplace; (17) our share price could fluctuate due to numerous factors, including variability in revenues, operating results and profitability; and/or (18) other factors discussed from time to time in the Company’s news releases and public statements, as well as the risks, uncertainties and other factors discussed under the “Risk Factors” heading in this Form 10-Q and our most recent Annual Report on Form 10-K and other documents filed with or furnished to the Securities and Exchange Commission.  Most of these factors are beyond our ability to predict or control.  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

We compared the carrying value of each of our five reporting units to their estimated fair value at June 30, 2010. We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The average annual revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 20%, with an overall weighted average of 7%.  Operating profit margins were projected to return to historical norms by 2012 in the individual reporting units as we expect the information technology (“IT”) industry to recover over the next few years, and we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit’s estimated weighted average cost of capital and ranged from 12% to 14%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.7 and enterprise value/EBITDA multiples ranging from 4.2 to 6.8 in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 30%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2010, we estimated that the fair value for our International, U.S. ERP and IT Outsourcing reporting units exceeded their respective carrying amounts by 79%, 31% and 41%, respectively, and thus no impairment was indicated.  We also determined that the estimated fair values of our Custom Solutions and Federal reporting units were less than their respective carrying amounts by 3% and 23%, respectively, indicating impairment may exist for these divisions.

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

The impairment charge is primarily a result of the impact that the depressed economic environment had on overall equity values and its negative impact on our operations and forecasted cash flows, as well as the sustained decline in our market capitalization.  We have adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current macro-economic environment.  While we believe our estimates are appropriate based on our view of current business trends, as discussed further below, no assurance can be provided that additional impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $341.6 million at September 30, 2010.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  In addition, we make certain judgments about allocating shared assets, such as cash and property and equipment, to the balance sheet for the reporting units.  We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Adverse changes in our market capitalization, long-term forecasts and industry growth rates could result in additional impairment charges being recorded in future periods for goodwill attributed to our Custom Solutions, Federal or other reporting units.  Any future impairment charges would adversely affect our results of operations for those periods.

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

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography, and consist of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, U.S. ERP, Federal and IT Outsourcing divisions.  Our International division provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our Custom Solutions and Federal divisions provide IT services and products in custom-developed software environments.  Our India-based operations are considered part of our Custom Solutions division.  Our U.S. ERP division primarily provides enterprise software implementation services, including enterprise resource planning (“ERP”) software from software vendors such as Oracle, SAP and Lawson for U.S. customers.  Our IT Outsourcing division offers a set of solutions that span the entire spectrum of IT infrastructure and IT operations services.  At the end of 2009, we made several changes to our divisions.  All 2009 segment data has been adjusted to conform to the 2010 presentation.

Our International division comprised over one-third of our total revenues in 2009, and operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand.  As such, these operations transact business in local currencies of the countries in which they operate.  Generally in recent years, approximately 50% to 55% of our International division’s revenue has been denominated in Euros, approximately 15% to 20% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end, and revenues and expenses are translated at average exchange rates for the period.

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence.  Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges.  In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives.  These initiatives have included going to vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited CIBER, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients as a result.  The pricing environment continues to be extremely competitive. A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We also have global delivery options to offer to our current and potential clients as possible cost savings and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors. Another issue which has had and continues to have an impact on our revenues and profitability involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work. We have tightened our standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins and improving collectability of receivables.  However, there can be no assurances that we will be successful with such actions.  Economic conditions continue to impact the business operations of many of our clients, their ability to continue to use our services and their financial ability to pay for our services in full.  The impact of project cancellations cannot be accurately predicted and bad debt expense will differ from our estimates, and any such events may negatively impact our results of operations.

Results of Operations — Comparison of the Three Months Ended September 30, 2010 and 2009

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2010		2009
	(Dollars in thousands)
Consulting services	$254,891	95.9%	$245,113	95.6%
Other revenue	10,991	4.1	11,254	4.4
Total revenues	$265,882	100.0%	$256,367	100.0%

Gross profit — consulting services	$62,131	24.4%	$61,085	24.9%
Gross profit — other revenue	3,407	31.0	3,872	34.4
Gross profit — total	65,538	24.6	64,957	25.3

SG&A expenses	57,310	21.6	56,417	22.0
Amortization of intangible assets	1,087	0.4	1,506	0.6

Operating income	$7,141	2.7%	$7,034	2.7%

Net income attributable to CIBER, Inc.	$3,402	1.3%	$3,505	1.4%

Consultant utilization	84%		86%
Average billable headcount	7,720		7,005

Revenues.  Total revenues increased $9.5 million, or 4%, for the three months ended September 30, 2010, compared to the same period of 2009.  A stronger U.S. dollar between the comparable periods resulted in approximately $7 million less in reported revenues in the current quarter. Excluding the unfavorable currency translation effects and the $3 million of additional revenue from our June 2010 acquisition of Segmenta A/S, our total revenues increased 5% for the three months ended September 30, 2010, compared to the same period of 2009.  All divisions, with the exception of Federal, had improved revenues for the third quarter as compared to the same quarter of 2009, but the primary contributing divisions were International and Custom Solutions. Revenue by segment was as follows:

	Three Months Ended September 30,
	2010	2009	% change
	(In thousands)
International	$91,977	$87,249	5.4%
Custom Solutions	95,308	90,731	5.0
U.S. ERP	33,550	32,074	4.6
Federal	28,913	29,157	(0.8)
IT Outsourcing	19,655	18,881	4.1
Total segment revenues	269,403	258,092	4.4
Corporate/Inter-segment	(3,521)	(1,725)	n/m
Total revenues	$265,882	$256,367	3.7%

n/m = not meaningful

•                  Excluding the foreign exchange impact in the current three month period, International revenues improved 13% overall.  Approximately 60% of this revenue growth was related to revenues from our new German-based managed services practice and the acquisition of Segmenta A/S (“Segmenta”), a Danish-based SAP consultancy, completed in June 2010.  The remaining improvement was generally due to increased revenues from SAP software services. Unfavorable foreign currency fluctuations accounted for an 8% decline in the current quarter revenue results.

•                  Custom Solutions’ revenues improved 5% between the comparable quarters related to a number of recent contract wins, primarily with healthcare companies. These revenue improvements more than offset the ongoing impact stemming from 2009 economic issues, such as customer pricing pressures and the implementation of cost-saving initiatives at a number of clients, including vendor management systems, offshore services alternatives, vendor consolidation and the attrition of placements at a few larger customer accounts.

•                  U.S. ERP revenues improved 5% primarily due to a number of new Oracle projects, predominantly in the public sector and higher education.

•                  Federal revenues decreased 1% due to the ongoing erosion of revenue related to expired contracts. The Federal division continues to experience difficulty in replacing expired contracts due to diminished success in winning larger projects. Also the sales cycle for larger projects continues to lengthen and contract award decisions continue to be delayed, partially due to continued limitations on federal spending. This decrease was partially offset by one-time increases in sales related to low-margin materials.

•                  IT Outsourcing revenue improved 4% during the current quarter mainly due to several international accounts.

Gross Profit.  In total, our gross profit margin decreased 70 basis points to 24.6% for the three months ended September 30, 2010, compared to 25.3% for the same period in 2009.  Strong gross profit margin improvements in Custom Solutions, IT Outsourcing and Federal were more than offset by significant decreases in International and U.S. ERP gross profit margins.

Selling, general and administrative costs.  Our SG&A costs decreased 40 basis points to 21.6% of revenue for the three months ended September 30, 2010, from 22.0% for the three months ended September 30, 2009; however, included in the 2009 quarter were costs of $2.2 million to settle litigation, which represented 90 basis points of 2009 SG&A as a percentage of revenue.  Excluding these 2009 litigation costs, our SG&A expenses increased 50 basis points in the current quarter compared with the same period of 2009. Increases in Custom Solutions, Federal and U.S. ERP, as well as increased corporate expenses were responsible, but were partially offset by a significant reduction in SG&A expenses as a percentage of revenue in our International division.

Operating income.  Operating income was flat for the three months ended September 30, 2010, as compared to the same period of 2009, due to the decrease in gross profit margin, which was partially offset by a reduction in SG&A expenses and amortization, both as a percentage of revenue. Excluding the $2.2 million of litigation settlement costs, operating income for the 2009 quarter would have been 3.6%, creating a 90 basis point decrease for the current quarter in comparison, related to both the decline in segment profitability and increased corporate expenses between the periods. Operating income (loss) by segment was as follows:

	Three Months Ended September 30,		%	2010 % of	2009 % of
	2010	2009	change	revenue*	revenue*
	(In thousands)
International	$4,568	$5,225	(12.6)%	5.0%	6.0%
Custom Solutions	7,196	6,456	11.5	7.6	7.1
U.S. ERP	1,653	3,172	(47.9)	4.9	9.9
Federal	1,519	1,486	2.2	5.3	5.1
IT Outsourcing	(231)	(822)	71.9	(1.2)	(4.4)
Total segment operating income	14,705	15,517	(5.2)	5.5	6.0
Corporate expenses	(6,477)	(6,977)		(2.4)	(2.7)
Amortization of intangible assets	(1,087)	(1,506)		(0.4)	(0.6)
Total operating income	$7,141	$7,034		2.7%	2.7%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  International operating income declined 100 basis points primarily due to the significant gross profit margin decrease related to increased costs for higher-priced contractors, reduced profit margins on several German projects due to delivery issues, and an operating loss in the quarter related to the start-up of a German-based managed services practice, all of which were partially offset by a significant reduction in SG&A expenses. The International division has diligently cut its overhead costs, with savings primarily in salaries and benefits and facilities and equipment.

•                  Custom Solutions’ operating income improved 50 basis points between the comparable quarters due to an improvement in gross profit margin related to new, higher margin work and reduced work in the current period on a few large, low-margin projects. This was partially offset by increased SG&A costs primarily related to increases for office lease costs, labor expenses, some of which is to support growth in the healthcare sector, and severance costs.

•                  U.S. ERP operating income declined substantially as a result of its reduced gross profit margin due to increased usage of higher-priced contractors during the third quarter of 2010, some low-margin software sales and an under-performing SAP project. In addition, higher bad debt expenses increased SG&A costs, contributing to the decrease in operating income.

•                  Federal operating income increased related to an improvement in gross profit margin from materials and other non-labor sales during the quarter.

•                  IT Outsourcing operating loss improved due to better gross margins related to higher volume on several accounts and increased usage of offshore resources, as well as reduced SG&A costs related to headcount, support services and bad debt expenses.

•                  Corporate expenses decreased between the comparable quarters due to litigation settlement costs incurred in the third quarter of 2009. Absent these costs and a 2009 net recovery of bad debt, corporate expenses increased approximately 40 basis points primarily due to current quarter increases in salary expense related to management changes and other organization transition-related expenses.

Interest expense.  Interest expense was nearly flat between the comparable quarters with only a $0.1 million decrease during the three months ended September 30, 2010, compared to the same period of 2009 related to a lower average balance of  borrowings outstanding, offset by higher interest costs under our Senior Credit Facility.

Other expense, net.  Other expense, net was $0.6 million for both three month periods ended September 30, 2010 and 2009.  Other expense, net in both quarters is primarily related to foreign exchange losses.

Income taxes.  Our effective tax rates were 32% and 28% for the three months ended September 30, 2010 and 2009, respectively.  The difference between the two rates is the result of changes in the geographic mix of income.  For interim periods, we base our tax provision on estimated book and taxable income forecasted for the entire year.  As our various estimates for the year change, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to volatility from period to period.

Results of Operations — Comparison of the Nine Months Ended September 30,2010 and 2009

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2010		2009
	(Dollars in thousands)
Consulting services	$761,414	95.9%	$743,170	95.8%
Other revenue	32,551	4.1	32,276	4.2
Total revenues	$793,965	100.0%	$775,446	100.0%

Gross profit — consulting services	$185,288	24.3%	$184,049	24.8%
Gross profit — other revenue	12,317	37.8	11,719	36.3
Gross profit — total	197,605	24.9	195,768	25.2

SG&A expenses	179,109	22.6	169,879	21.9
Goodwill impairment	112,000	14.1	—	—
Amortization of intangible assets	3,361	0.4	4,371	0.6

Operating income (loss)	$(96,865)	(12.2)%	$21,518	2.8%

Net income (loss) attributable to CIBER, Inc.	$(73,846)	(9.3)%	$12,426	1.6%

Consultant utilization	87%		87%
Average billable headcount	7,475		7,135

Revenues.  Total revenues increased $18.5 million, or 2%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  A stronger U.S. dollar between the comparable periods resulted in approximately $3 million less in reported revenues in the current period and our June 2010 acquisition of Segmenta resulted in $4 million of additional revenue.  Exclusive of foreign exchange impacts and acquisition-related revenue, our total revenue increased by 2%.  The primary contributions to the increase in current period revenue growth were from our International and U.S. ERP divisions, as well as a modest contribution from our Federal division.  Revenue by segment was as follows:

	Nine Months Ended September 30,
	2010	2009	% change
	(In thousands)
International	$272,596	$253,254	7.6%
Custom Solutions	277,434	286,098	(3.0)
U.S. ERP	104,437	94,586	10.4
Federal	91,383	87,877	4.0
IT Outsourcing	55,891	56,913	(1.8)
Total segment revenues	801,741	778,728	3.0
Corporate/Inter-segment	(7,776)	(3,282)	n/m
Total revenues	$793,965	$775,446	2.4%

n/m = not meaningful

•                  Excluding the foreign exchange impact in the current nine month period, International revenues improved 9% overall.  Approximately half of this revenue growth related to revenues from our new German-based managed services practice and the Segmenta acquisition completed in June 2010.  The remaining improvement was generally due to increased revenues from SAP software services. Unfavorable foreign currency fluctuations accounted for a 1% decline in the current nine month period revenue results.

•                  Custom Solutions’ revenues were down 3% between the comparable periods related to the ongoing impact from 2009 economic issues, such as customer pricing pressures, the implementation of cost-saving initiatives at a number of clients, including vendor management systems, offshore services alternatives, vendor consolidation, the attrition of placements at a few larger customer accounts and the completion of several sizable projects.  All of the above resulted in either a decrease in the fees we receive for our services, or decreases in the use of our services.  Additionally, we have experienced challenges in obtaining new state and local government contracts and budget issues with new projects in this sector due to the current economic climate. We have not closed sufficient new contracts to offset the above factors; however, increased revenues related to recently awarded new or additional work, as well as increasing demand in the healthcare sector and related to expansion of our global delivery model, all helped to partially offset the overall revenue decrease.

•                  U.S. ERP revenues improved approximately 10% due to Oracle and SAP projects, particularly due to strong demand in the public sector.

•                  Federal revenues were positively impacted by one-time increases in sales related to low-margin materials. These sales more than offset the ongoing erosion of revenue related to expired contracts.

•                  IT Outsourcing revenue decreased 2% primarily due to reduced product sales.

Gross Profit.  In total, our gross profit margin decreased 30 basis points to 24.9% for the nine months ended September 30, 2010, compared to 25.2% for the same period in 2009.  Improvements in Custom Solutions and IT Outsourcing partially offset the declines in gross profit margin in the remaining divisions.

Selling, general and administrative costs.  Our SG&A costs increased 70 basis points to 22.6% of revenue for the nine months ended September 30, 2010, from 21.9% for the nine months ended September 30, 2009.  Included in the 2009 period were costs of $2.2 million to settle litigation, which represented 30 basis points of 2009 SG&A as a percentage of revenue.  Excluding these 2009 litigation costs, our SG&A expenses increased 100 basis points in the current period compared with the same period of 2009.  $6.1 million, or approximately 80 basis points of the increase, related to executive charges of $5.0 million accrued in the second quarter of 2010 pertaining to the retirement of our former Chief Executive Officer and the continuing benefits for our Founder and former non-executive Chairman of the Board, as well as $1.1 million of additional costs incurred related to the leadership changes.  Increases in SG&A expenses as a percentage of revenue in Custom Solutions and IT Outsourcing also contributed.

Operating income (loss).  During the second quarter of the current year, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we recorded a $112.0 million non-cash goodwill impairment charge following our annual goodwill impairment test.  After the goodwill impairment charge, CIBER had an operating loss of $96.9 million for the nine months ended September 30, 2010, which also included $6.1 million related to the executive charges and leadership transition costs also recorded in the second quarter of 2010.  Costs of $2.2 million to settle litigation were included in our operating results for the nine months ended September 30, 2009.  Excluding the 2009 and 2010 one-time charges, operating income was $21.3 million, or 2.7% of total revenue for the nine months ended September 30, 2010, compared with $23.7 million, or 3.1% of total revenue for the nine months ended September 30, 2009.  The decrease in operating income excluding one-time charges between the comparable periods was due to increased corporate expenses and decreased segment profitability.  Operating income (loss) by segment was as follows:

	Nine Months Ended September 30,		%	2010 % of	2009 % of
	2010	2009	change	revenue*	revenue*
	(In thousands)
International	$12,574	$13,997	(10.2)%	4.6%	5.5%
Custom Solutions	20,653	20,504	0.7	7.4	7.2
U.S. ERP	7,492	6,975	7.4	7.2	7.4
Federal	4,033	4,804	(16.0)	4.4	5.5
IT Outsourcing	(707)	(1,155)	38.8	(1.3)	(2.0)
Total segment operating income	44,045	45,125	(2.4)	5.5	5.8
Corporate expenses	(25,549)	(19,236)		(3.2)	(2.5)
Goodwill impairment	(112,000)	—		(14.1)	—
Amortization of intangible assets	(3,361)	(4,371)		(0.4)	(0.6)
Total operating income (loss)	$(96,865)	$21,518		(12.2)%	2.8%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  International operating income declined 90 basis points primarily due to a $3.2 million operating loss in the first nine months of 2010 related to the new German-based managed services practice, as well as increased usage of higher-priced contractors impacting the division’s gross profit margin. The gross margin decreases were partially offset by a reduction in SG&A expenses as a percentage of revenue mainly related to savings in salaries and benefits and reduced costs for facilities and equipment.

•                  Custom Solutions’ operating income improved 20 basis points between the comparable periods due to a 90 basis point improvement in gross profit margin stemming from reduced work on a few large, low-margin projects and newer higher-margin business, that was only partially offset by increased SG&A costs primarily related to increases for office lease costs, labor expenses, some of which is to support growth in the healthcare sector, and severance costs.

•                  U.S. ERP operating income declined 20 basis points due to a decline in gross profit margin related to the increased usage of higher-priced contractors that was somewhat offset by modest reductions in SG&A expenses as a percentage of revenue.

•                  Increased spending by two clients in the current period for lower-margin materials caused a decrease in Federal operating income that was only partially offset by a reduction in SG&A expenses as a percentage of revenue.

•                  IT Outsourcing operating loss improved due to better gross margins related to increased volume in some accounts and higher usage of lower-priced offshore resources, which was partially offset by increased SG&A costs related primarily to support services in anticipation of revenue growth.

•                  Corporate expenses increased between the comparable periods primarily related to the $6.1 million of executive charges and leadership transition costs. The 2009 period included a $2.2 million one-time charge for the settlement of litigation. Excluding the 2009 and 2010 one-time charges, corporate expenses increased approximately 20 basis points primarily due to increases in salary expense related to management changes and other organization transition-related expenses.

Interest expense.  Interest expense increased $0.7 million during the nine months ended September 30, 2010, compared to the same period of 2009 related to higher interest costs under our Senior Credit Facility that was put into place in mid-2009.

Other income, net.  Other income and expense net to almost $0 for the nine months ended September 30, 2010, down from $0.8 million for the nine months ended September 30, 2009.  A smaller foreign exchange gain accounted for all of the decrease between the comparable periods.

Income taxes.  Our effective tax rates were 27% and 32% for the nine months ended September 30, 2010 and 2009, respectively.  The difference between the two rates is the result of changes in the geographic mix of income, as well as the tax impact of the goodwill impairment charge taken during the second quarter of 2010.  The 2010 tax rate has been impacted by lower domestic operating results, including the significant leadership transition costs.  The $112.0 million goodwill impairment is only partially tax-effected and results in a $30.8 million (27.5%) deferred tax benefit.  For interim periods, we base our tax provision on estimated book and taxable income forecasted for the entire year.  As our various estimates for the year change, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to volatility from year to year.

Liquidity and Capital Resources

At September 30, 2010, we had an increase in working capital to $139.8 million from $136.9 million at December 31, 2009.  Our current ratio was 1.7:1 at September 30, 2010, compared to 1.8:1 at December 31, 2009.  Historically, we have used our operating cash flow and borrowings, as well as periodic sales of our common stock, to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our expected operating cash flow and our available Senior Credit Facility will be sufficient to finance our working capital needs through the next year.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$7,124	$61,342
Investing activities	(13,173)	(12,218)
Financing activities	(7,686)	(46,355)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,193)	4,629
Net increase (decrease) in cash and cash equivalents	$(15,928)	$7,398

Our balance of cash and cash equivalents was $51.5 million at September 30, 2010, compared to a balance of $67.4 million at December 31, 2009.  Typically, most of our cash balance is maintained by our foreign subsidiaries and such cash is not readily available for use by our domestic operations.  Any return of cash from our foreign subsidiaries would likely result in significant tax consequences for us.  Our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.

Operating activities.  Cash provided by operating activities was $7.1 million during the nine months ended September 30, 2010, compared with $61.3 million for the same period of 2009.  Changes in normal short-term working capital items, primarily accounts receivable, continued to contribute to the overall reduction in cash from operations during the nine months ended September 30, 2010, as compared to the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  During the nine months ended September 30, 2010 and 2009, our domestic operations generated $11.4 million and $49.2 million, respectively, of cash from operations while our International operations used cash from operations of $4.3 million during the nine months ended September 30, 2010 and generated cash from operations of $12.1 million for the nine months ended September 30, 2009.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter, and annual bonuses are paid during the first quarter.

Total accounts receivable increased to $246.9 million at September 30, 2010, from $213.1 million at December 31, 2009.  Total accounts receivable day’s sales outstanding (“DSO”) was 78 days at September 30, 2010, compared to 68 days at December 31, 2009.  In 2010, we have experienced increased DSO both domestically and from our International division.  In the current year, our domestic DSO has been negatively impacted by the timing of billing milestones on certain larger, fixed-priced contracts.  We have experienced several delays in customer acceptance of applicable milestones, thereby limiting our ability to bill for our services. In addition, economic conditions have negatively affected the business conditions of many of our clients, including those in the public sector, resulting in payment delays and, in some cases, increased bad debt provisions for CIBER. Our International division typically experiences slower receivable payments in the first half of the year with improvement in the second half of the year and their lowest DSO levels typically occur in December.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Over and above the increase in DSO, improved domestic and international sales also increased accounts receivables balances in 2010.

Our outstanding accounts receivable balance from the City of New Orleans (the “City”) was approximately $3.9 million at September 30, 2010.  Of our outstanding receivable balance from the City, a significant portion still relates to work performed following the 2005 hurricane disaster.  The City continues to experience administrative complications and FEMA reimbursement delays that have recently worsened due to the mayoral administration transition in the City that occurred in May 2010.  These complications have continued to delay payment for our services.  We continue to work with the City’s new administration and FEMA on the remaining balance, and we believe we will be able to collect the balance.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  In 2010, we acquired Segmenta A/S, located in Denmark, for $3.5 million, plus we have accrued contingent consideration of $4.7 million related to this acquisition at September 30, 2010.  In 2009, we acquired India-based Iteamic Pvt. Ltd. for $4.3 million.  Spending on property and equipment increased to $9.6 million during the nine months ended September 30, 2010, from $8.0 million in the same period of 2009 as we have made investments in our client support-based infrastructure.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under the revolving credit portion of our Senior Credit Facility.  This fluctuates based on cash provided by, or used in, our domestic operations during the period as our cash receipts and disbursements are linked to the revolving credit facility.  During the nine months ended September 30, 2010, we had net payments on our long-term debt of $4.7 million as compared to $63.9 million in 2009.  In 2009, we used the cash proceeds of $23.2 million from the sale of our common stock to pay down our long-term debt balance.

Senior Credit Facility.  CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  The Senior Credit Facility, as amended, provides for: 1) an $85 million revolving line of credit and 2) a term loan with an initial balance of $50 million.  The term loan requires quarterly principal reductions of $2.5 million.  The term loan balance at September 30, 2010, was $40 million, of which $10 million is classified as a current liability.  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.

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

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are determined by reference to our current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 31, 2012, and effectively converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At September 30, 2010, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swaps, was 4.13%.

The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  A summary of these financial covenants is as follows:

•                  The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 2.25 to 1.00 on September 30, 2010.  The maximum leverage ratio reduces to 2.00 to 1.00 on June 30, 2011.

•                  The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense plus interest expense plus scheduled funded debt payments plus any restricted payments) must be not less than 1.20 to 1.00 on September 30, 2010, and not less than 1.25 to 1.00 on December 31, 2010, and thereafter.

•                  We must maintain twelve-month EBITDA of at least $45 million.

•                  Under the asset coverage test, the aggregate amount of loans advanced under the Senior Credit Facility shall, at any time, not exceed an amount equal to 80% of all of our net accounts receivable.

Certain elements of these ratios are defined below:

•                  Funded Debt includes borrowings under our Senior Credit Facility, any other bank debt plus the face amount of any outstanding Letters of Credit, as well as any earn-out and capitalized lease arrangements.

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

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of September 30, 2010, with the following calculations for our financial covenant ratios:

Consolidated total leverage ratio — 2.08 to 1.00 (maximum permitted — 2.25 to 1.00)

Consolidated fixed charge coverage ratio — 1.40 to 1.00 (minimum permitted — 1.20 to 1.00)

Consolidated EBITDA - $48.2 million (minimum permitted - $45 million)

Asset Coverage Test - $93.1 million (not to exceed $197.5 million)

Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months.  However, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance with these bank covenants.

At September 30, 2010, we had outstanding borrowings of $93.1 million under the Senior Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2010, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2009, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Controls — There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Our current level of indebtedness places restrictions upon our business, and we face the risk of breaching the financial covenants in our Senior Credit Facility.

We have a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  We had borrowed a total of $93.1 million under the Senior Credit Facility at September 30, 2010.  As amended, the Senior Credit Facility provides for: 1) an $85 million revolving line of credit and 2) a term loan with a balance of $40 million as of September 30, 2010.  The term loan portion of the Senior Credit Facility requires quarterly principal reductions of $2.5 million.

CIBER’s obligations under the Senior Credit Facility are secured by all of our present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of our direct foreign subsidiaries.  The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Senior Credit Facility requires us to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA and an asset coverage test.  On occasion, we have experienced instances of covenant non-compliance under our bank borrowings that were either waived by our lenders or required amendment of the covenants.  The failure to comply with any of these debt covenants in the future would cause a default under the Senior Credit Facility.  A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable.  In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us.  Additionally, if we needed to obtain a waiver under, or an amendment to, the Senior Credit Facility in the future, or if we seek other financing, if available, our cost of borrowing could significantly increase and we could face more restrictive covenants.  This could materially adversely affect our results of operations and financial condition and our ability to stay in compliance with our debt covenants.

Given the current global economic conditions, fluctuations in exchange rates versus the U.S. dollar and other factors, there is an increased risk regarding our ability to maintain compliance with these debt covenants due to potential variances in our revenues, operating results and profitability, which may also cause increased volatility in our stock price, all of which are discussed below in the next risk factor.

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

In addition to the above factors, any perceived uncertainty as a result of the recent change in our Chief Executive Officer and the change in our non-executive Chairman of the Board of Directors could also negatively affect our revenues, profitability and trading price of our stock.  Our competitors can be expected to seek to take advantage of this situation with our clients, and we may have increased difficulty selling additional business or winning new business from our customers or potential clients.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At September 30, 2010, the carrying value of our goodwill was $341.6 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our business units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, would cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

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

		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association	8-A/A	001-13103	5/2/2008
10.1	Employment Agreement, dated July 1, 2010, between CIBER, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.2	CIBER Non-Qualified Option Agreement, dated July 1, 2010, between CIBER, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.3	Executive Transition Agreement, dated August 2, 2010, between CIBER, Inc. and Mac J. Slingerlend	8-K	001-13103	8/5/2010
10.4

Second Amendment to Amended and Restated Credit Agreement and Waiver, by and among CIBER, Inc., as borrower, Bank of America N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated August 2, 2010

		8-K	001-13103	8/5/2010
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	November 4, 2010	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

		By	/s/ Peter H. Cheesbrough
Peter H. Cheesbrough
Executive Vice President, Chief Financial Officer and Treasurer