Form 10-K
period 2010-12-31
CIBER INC
filed 2011-02-25
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2010, was $174,785,449, based on the closing price of the registrant’s Common Stock of $2.77 per share reported on the New York Stock Exchange on such date.

As of February 11, 2011, there were 70,965,048 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Shareholders to be held on May 18, 2011, are incorporated by reference into Part III of this Report.

CIBER, Inc.

Form 10-K

Part I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify forward-looking statements.  For example, we make certain forward-looking statements regarding our current estimates for revenue and profitability for certain of our business units for 2011.  These statements reflect a number of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements.  These risks include, without limitation, risks that: (1) economic and political conditions, including regulatory or legislative action, adversely affect us or our clients’ businesses and levels of business activity; (2) we cannot expand and develop our services and solutions in response to changes in technology and client demand; (3) we cannot compete effectively in the highly competitive consulting, systems integration and technology and outsourcing markets; (4) our work in the government contracting environment exposes us to additional risks; (5) our clients may terminate their contracts with us or they may be unable or unwilling to pay us for our services, which may impact our accounting assumptions; (6) our outsourcing services subject us to operational and financial risk; (7) the type and level of technology spending by our clients may change; (8) we cannot maintain favorable pricing and utilization rates; (9) legal liability may result from solutions or services we provide; (10) we cannot anticipate the cost and complexity of performing our work or we are not able to control our costs; (11) our global operations are subject to complex risks, some of which might be beyond our control, including, but not limited to, fluctuations in foreign exchange rates; (12) we cannot balance our resources with client demand or hire sufficient employees with the required skills and background; (13) we may incur liability from our subcontractors’ or other third parties’ failure to deliver their project contributions on time or at all; (14) we cannot manage the organizational challenges associated with our size or our business strategy; (15) consolidation in the industries that we serve could adversely affect our business; (16) our ability to attract and retain business depends on our reputation in the marketplace; (17) our share price could fluctuate due to numerous factors, including variability in revenues, operating results and profitability; and/or (18) other factors discussed from time to time in the Company’s news releases and public statements, as well as the risks, uncertainties and other factors discussed under the “Risk Factors” heading in this Form 10-K and other documents filed with or furnished to the Securities and Exchange Commission.  Most of these factors are beyond our ability to predict or control.  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

In this Annual Report on Form 10-K, references to “we,” “our,” us,” “the Company” or “CIBER,” refer to CIBER, Inc. and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Item 1.  Business

Overview

CIBER is a global information technology (“IT”) consulting, services and outsourcing company applying practical innovation through services and solutions that deliver tangible results for both commercial and government clients.  We compete in a large and growing marketplace offering services that include application development and management, enterprise resource planning (“ERP”) implementation, change management, project management, systems integration, infrastructure management and end-user computing, as well as strategic business and technology consulting.  For more than 35 years, CIBER has been helping clients by understanding their goals, recommending the right solutions and delivering on our commitments.  We primarily serve Global 2000 blue-chip companies and government agencies from our operations across 18 countries.

CIBER’s approximately 8,600 employees, billable consultants and supplemental subcontractors have extensive tenure, deep industry knowledge and a rich history of helping clients achieve their business goals by building, integrating and supporting mission-critical applications and systems for optimized quality, increased business value, faster time to market and reduced total cost of operations.

CIBER’s objective is to improve financial performance utilizing a refined strategic approach, improved operational regimens and increased, as well as narrowed focus, on higher margin, well-developed offerings.  In 2010, CIBER underwent an extensive strategic review and planning process aimed at delivering sustained, predictable performance.  The cornerstone of achieving this objective is to focus on three key initiatives and to operate with increased operational regimens.

1) Tighter focus on our market approach

We are in the process of tightening our focus on a smaller number of higher-value offerings, and on serving a more select group of industry verticals.  Our offerings are focused on the highest growth areas in the marketplace and where we have and are developing intellectual property and repeatable delivery processes.  Our offerings are in the areas of application development and management, testing and quality assurance, business analytics and IT outsourcing.  We are increasing our presence and focus in key verticals including healthcare, manufacturing, utilities, retail, financial services, U.S. federal government, as well as public sector and higher education.

Additionally, we are rigorously analyzing existing and potential customers to assess their long-term financial and strategic importance for CIBER.  Our goal is to identify those customer engagements that are likely to yield increased financial returns for us so that we are allocating our resources to the best potential opportunities.

2) Development of a world-class sales force

We have begun intense professional development programs for our sales force globally including demand creation management, sales pipeline management and individual account management training.  A main focus of the sales team is to sell more to our existing customers and to increase sales of CIBER’s core offerings.  We have modified the sales compensation structure to drive the desired sales behavior and results.

3) Enhancing our information technology infrastructure

We are investing to enhance our management information systems so that we can allocate resources more effectively, improve project profitability, strengthen sales productivity and increase the predictability of our financial results.

Services and Operations

We organize our operations by the nature of their services, client base and geography.  In 2010, we operated in five reportable segments, which were our primary operating divisions. In 2011, we are combining operations and management of the Custom Solutions and U.S. ERP divisions and will report them as a single unit called CIBER North America going forward. For the year ended December 31, 2010, our percentage of total revenue by division was as follows:

2010
Revenue %
International	36%
Custom Solutions	34%
U.S. ERP	12%
Federal	11%
IT Outsourcing	7%

International

Our CIBER International division, headquartered in the Netherlands, delivers a mix of enterprise and custom solutions.  CIBER International is a full-line service provider, able to offer a range of services covering the full IT solution lifecycle to clients in both commercial enterprises and public sector organizations.  Key geographies for our International division include the Netherlands, the United Kingdom (“UK”), Germany and the Scandinavian region consisting of Norway, Sweden and Denmark.

The International division’s enterprise solutions focus primarily on providing services related to ERP and Customer Relationship Management (“CRM”) software products.  Our major partner relationships include SAP and Microsoft, with SAP-related solutions and services accounting for approximately 60% to 65% of the International division’s total revenue in 2010.  We have “Special Expertise” status in SAP Industry Solutions such as retail, automotive and chemicals, and we are a value-added reseller of SAP software in some international geographies.  We also work closely with Microsoft to deliver ERP and CRM solutions in selected international geographies.

Additionally, our International division builds custom solutions based on leading technologies such as Microsoft and Oracle to develop web services applications, implement workflow solutions, integrate legacy systems as part of an extended enterprise and build sophisticated information infrastructures through the use of Business Intelligence technologies.

Custom Solutions

CIBER’s Custom Solutions division focuses on providing application development, integration and support to U.S.-based commercial, and state and local government clients.  The Custom Solutions division provides the full range of application portfolio management support, including analysis, design, development, testing, implementation, outsourcing and maintenance of business applications.  Custom Solutions’ delivery capabilities span service-oriented architectures, including J2EE and .NET, as well as traditional client/server and mainframe development.  The division also offers portal development, wireless and mobility applications and content delivery.

The Custom Solutions division has developed expertise in a variety of commercial verticals, including the healthcare, manufacturing, retail, financial and telecommunications industries.  The division’s practices include IT Strategy, Architecture, Business Intelligence/Data Warehousing, Collaborative Solutions, Customer Relationship Management and Supply Chain.

In 2010, the Custom Solutions division’s previous branch delivery model was re-designed into a delivery model that better employs the use of our Global Solution Centers.  Our Global Solution Centers are local domestic and offshore solution centers designed to provide a high value, lower-cost alternative for our clients.  Strategically located in both the U.S. and India, they are focused on providing application development and management and IT operations support on either an individual or comprehensive integrated basis.  Our domestic centers are located in Tampa, Florida, and Detroit, Michigan.  We have continued to significantly grow our Global Solutions Center in Bangalore, India and had approximately 1,000 consultants there at December 31, 2010, up from 500 consultants at December 31, 2009.

U.S. ERP

Our U.S. ERP division provides consulting services to support multi-package ERP solutions for customers in the U.S. from vendors including Oracle (including E-Business Suite, PeopleSoft and JD Edwards), SAP and Lawson, as well as several education management products.  The U.S. ERP division is highly focused on industry solutions for vertical markets such as the public sector, higher education, K-12 education, healthcare, retail, grower management, food and beverage and manufacturing.  The U.S. ERP division frequently works with our Custom Solutions division, leveraging the relationships of each division to cross-sell opportunities in ERP solutions along with Custom Solutions division services.  As noted above, these divisions will be combined as one reporting unit in 2011.  The U.S. ERP division’s ability to offer cost-effective solutions from leading software vendors, in partnership with our other divisions, positions CIBER as a valued partner to our clients.

The U.S. ERP division is an Oracle Platinum Partner, which is the highest level of partnership in the Oracle Partner Network Specialized Program and a strategic partner to Oracle in several key industries such as the public sector, higher education and food and beverage.  Our Oracle, PeopleSoft and JD Edwards solutions involve building, integrating and supporting mission critical systems for real-time enterprises.

In addition to being an SAP gold channel partner, our U.S. ERP division also is an SAP-certified global provider of application management services.  The U.S. ERP division’s comprehensive SAP solutions support their customers throughout the life cycle and include implementations and upgrades, extensions, integrations and customizations.  The U.S. ERP division has organized its SAP Practice to serve multiple vertical markets.  In its SAP Commercial Practice, the U.S. ERP division focuses on customers in retail, apparel and footwear, mining, metals, manufacturing, financial services and aerospace and defense industries.  In its SAP Public Sector Practice, the U.S. ERP division focuses on delivering solutions to state and local governments.

The U.S. ERP division is a Certified Lawson Consulting Partner, providing full-scale business transformation projects in Lawson’s target vertical markets through business process, change management and functional and technical services around Lawson technology.  These target markets are healthcare, public sector, food and beverage and general manufacturing, for which we offer budgeting, financial processing and analysis, human capital management, sales order processing and manufacturing systems solutions.

The U.S. ERP division’s Technology Solutions Group Practice focuses on providing customers with the best infrastructure products and architecture.  Offerings include enterprise servers, storage, middleware, integration services, assessments and related products required to support critical business applications.  Strategic relationships with IBM, NetApp, Dell, HP and other leading manufacturers allow us to architect and deploy the right solutions for our customers’ environments.

Federal

Our Federal division provides a range of custom support services for U.S. federal government projects, including infrastructure support, systems integration, mission support and enterprise security.  We provide these services to defense and civilian agencies, both domestic and abroad, including all branches of the U.S. military.  Our employees, infrastructure, management processes and certifications meet stringent contracting requirements essential to success in the federal government prime contract market, which differentiates us from smaller competitors.  In the aggregate, the various agencies of the U.S. federal government represent our largest client and accounted for approximately 11% of our total revenue in 2010.

The practices within the Federal division are organized with a customer focus to allow each practice to provide a full set of capabilities to customers with common missions, goals and requirements.  The Federal division’s customer-focused practices consist of Defense Technology Systems, Defense and Intelligence and Civilian Technology Solutions.  The Defense Technology Systems Practice focuses on the U.S. Army and Navy and provides specialized expertise in telephony, network operations and call center support across the federal business base.  The Defense and Intelligence Practice focuses on supporting the Joint Military Commands, the intelligence community and the Air Force, where we occupy a special niche by providing mission operations support and highly skilled staff to meet specialized requirements to help ensure our nation’s security.  The Civilian Technology Solutions Practice provides an array of services ranging from enterprise architecture development to financial management for its clients, which include the following agencies: Homeland Security, U.S. Courts, Education, Transportation, Commerce, Agriculture, Energy, Interior, the Center for Medicare and Medicaid Services and the Centers for Disease Control.  Within the Civilian Technology Solutions Practice is our Enterprise Security Solutions group, which provides engineering and system integration solutions for federally-funded, enterprise level security and risk management programs protecting ports, the shipping industry and other critical infrastructure environments.

IT Outsourcing

Our IT Outsourcing division is a global and expanding business with domestic headquarters in Edison, New Jersey, and international presence throughout Europe.  The division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing and remote application support services.  The IT Outsourcing division’s data centers, service desk centers, and global operations are located in the U.S., UK, Poland, Spain, the Netherlands and India.

Financial Information about Segments and Geographic Areas

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to our Consolidated Financial Statements included under “Financial Statements and Supplementary Data” of this Annual Report for a discussion of financial information by segment and geographic areas.

Clients

Our clients consist primarily of Global 2000 blue-chip companies across most major industries, as well as governmental agencies in the U.S. and abroad.  These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives.  In 2010, our approximate percentage of total revenue by client industry was:

Government	23%
Manufacturing/high tech	17%
Financial	10%
Healthcare/pharmaceutical	10%
Retail	8%
Energy & Utilities	7%
Automotive	6%
Education	4%
Telecommunications	4%
Services and other	11%

Certain clients account for a significant portion of our revenue.  Our largest client, the various agencies of the U.S. federal government, collectively accounted for approximately 11% of total revenue in each of 2010, 2009 and 2008.  No other client accounted for more than 4% of our total revenue in 2010.  Our IT Outsourcing division had a client in 2010 that accounted for 19% of total division revenue.  Substantially all of our Federal divisions’ revenue is funded by the U.S. federal government, including our contracts with several federal government prime contractors.

Client retention and turnover is highly dependent upon the type of solution we are providing.  Many of our client relationships in which we are providing a custom solution have continued for many years.  Each year, most of the services revenue in our Custom Solutions, IT Outsourcing and Federal divisions comes from clients for whom we have previously provided services.  Both our IT Outsourcing and Federal divisions typically contract with their clients for periods ranging from three to five years.  With services related to package software solutions, which includes our U.S. ERP division, as well as a large part of our International division, client engagements most typically involve a large enterprise software implementation over a period of six to eighteen months.  Typically, once package software implementations are completed, future consulting services revenues from that client are minimal and, as a result, client turnover, with respect to these services, is high.

Typically, both our commercial and government clients may cancel their contracts or reduce their use of our services on short notice.  If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse affect on our financial condition and results of operations.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies.  Our competition varies significantly from city to city, as well as by the type of service provided.  Our principal competitors include Accenture plc, Cognizant Technology Solutions Corp, Infosys Technologies Limited, Perficient, Inc., Sapient Corp and The Hackett Group, Inc.  We also compete with privately-held local and regional IT consulting firms, as well as the service divisions of various software developers.  In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide.

Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities.  There can be no assurance that we will be able to continue to compete successfully with existing or future competitors, or that competition will not have a material adverse effect on our results of operations and financial condition.  To improve our ability to compete we are moving additional work to our lower-cost, offshore Global Solutions Centers and, specifically expanding our presence in India and integrating India into our services delivery.  We plan to approximately double the scope of our operations in India over the next 12-18 months.

Our Competitive Strengths

We believe that our corporate strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

•      Long-term Client Relationships - We have been in business since 1974. We continually achieve high client satisfaction and have great success renewing client relationships. In fact, a prominent client from our first year in business, Ford Motor Company, remains one of our top five clients today in terms of annual revenue.  This relationship exemplifies the kind of long-term commitment that we have toward our clients and speaks to the quality and breadth of the services that we provide.

•      Scale of Operations - The competitive landscape for the delivery of IT services is highly fragmented.  In almost every major market we compete with larger national and international publicly-held firms, as well as a host of smaller regional and local privately-held firms.  For the past several years, large clients have attempted to consolidate the purchasing of IT services and work with fewer firms.  Because of the relatively large scale of our operations, we have been able to compete effectively to remain a vendor to some of these large clients.  Our successes have come at the expense of local and regional competitors that currently lack the scale to compete successfully for this work.

•      Balanced Business Model - We have developed a business model that allows us to provide superior, leading-edge services that are routinely updated to meet the current needs of our clients.  We have developed a reputation for thought leadership in industry verticals within each of our divisions.

•      Valued Service Offerings - We offer services to our clients in both the private and public sectors, including staff supplementation services, custom application development services, implementation of ERP packages, application maintenance outsourcing services, resale of certain hardware and software products, managed hosting and call center support.  We believe that having these valued service offerings is often a competitive advantage, particularly when competing against smaller local and regional firms.

•      Software Delivery Methodology - CIBER has developed a comprehensive delivery methodology that, when coupled with our project management methodology, enables us to deliver custom solutions effectively, in accordance with industry best practices. CIBER’s Software Delivery Methodology (“CSDM”) is a set of repeatable, measurable processes that guide software development and allow us to evaluate our performance and manage all facets of the software delivery process. CSDM leverages IT industry knowledge and practices to ensure that our projects meet client requirements and quality expectations. CSDM fits within CIBER’s larger ISO 9001 quality framework of policies and procedures that direct our business processes from initial client contact through final product delivery. By consistently adhering to these methods, we offer our clients high quality performance, high value and reduced risk.

Employees

As of December 31, 2010, we had approximately 7,500 employees, including billable consultants and support staff.  We routinely supplement our employee consulting staff with the use of subcontractors, which totaled approximately 1,100 at December 31, 2010, most of which are from other services firms.  None of our employees are subject to a collective bargaining arrangement.  We have employment agreements with our executive officers and certain other employees.  We believe our relations with our employees are good.

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

Available Information

Our website address is http://www.ciber.com.  On the Investor Relations section of our website, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Our results of operations may be adversely affected if we are unable to execute on the key elements of our new strategic plan.

The key initiatives of our new strategic plan include: (i) focusing on high-value, tightly-defined core offerings with a well-developed portfolio of reusable solution sets; (ii) developing a world-class sales organization; (iii) developing world-class management information systems to provide us with crucial project-specific financial information; and (iv) operating with increased operational regimes.

To tighten focus on our market approach, we are re-aligning our sales and delivery functions with our global markets and refining our offerings into our practices and verticals.  This involves analyzing and better qualifying our customer base, as well as identifying those customers that represent greater opportunity for selling services of strategic value.  If we fail to properly analyze and classify our customers or refine our offerings, we may not focus on the optimal customer group or service offerings to help us achieve our desired objectives and, as a consequence, our results may not meet the forecasted levels.

To improve our revenue and profitability, we are transitioning to a collaborative sales force that is driven by global account management.  In addition, we are improving the training of our sales force in consultative selling techniques.  This transition and training will require the investment of both time and capital.  If we are unable to effectively transition to a globally-integrated, effective sales force, we may be less effective in generating revenue and profit than our competitors.

Our success depends in part on sophisticated telecommunications and information systems that we use to conduct and manage our operations.  As part of our new strategic plan, we plan to recruit a Chief Information Officer and enhance our information management systems to enhance forecasting capabilities, develop management and sales tools and unify our systems globally over a period of several years.  This enhancement may require a significant investment of capital and other resources, the development of new software programs and the implementation of complex software and equipment upgrades.  Any delay or unforeseen difficulty in implementing our system enhancements may cause us to suffer operational interruptions or fail to realize the anticipated operational improvements and cost savings from these initiatives.

To improve our delivery execution, resource utilization, decision making process and cash collection cycle, we are changing our internal operational regimes.  As with any organization with over 8,600 employees and contractors, effecting significant changes in operational regimes and corporate culture can be challenging.  If we are unable to instill the appropriate operational regimes and gain the anticipated improvements, we may not be able to increase our profitability, improve our cash flow and strengthen our balance sheet.

Implementing the new strategic plan will require, among other things, expending capital, developing and adopting new technologies, recruiting talented employees and changing our corporate culture.  If we are unable to successfully execute any or all of the initiatives of our new strategic plan, our revenues, operating results and profitability may be adversely affected.  Even if we successfully implement our new strategic plan, we cannot guarantee that our revenues, operating results and profitability will improve.

Our results of operations can be adversely affected by economic conditions and the impacts of economic conditions on our clients’ operations and technology spending.

Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the regional and global economic conditions in which they operate.  The uncertainty of global economic conditions has affected, and may continue to affect, demand for our services.  These circumstances have caused some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms, to delay payments due to us and, as occurred with several clients, to enter into bankruptcy or liquidation.  Reduced demand for IT services has also resulted in reductions in the growth of new business and led to increased price competition for our services and increased the likelihood of entering into contracts that produce lower profit margins.  In the event our clients continue to be negatively affected by economic conditions, our revenues, results of operations and financial condition may be materially adversely affected.

The IT services industry is highly competitive, and we may not be able to compete effectively.

We operate in a highly competitive industry that includes a large number of participants.  We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large off-shore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment or service area.  In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide.  Many of the companies that provide services in our industry have significantly greater financial, technical and marketing resources than we do.  Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions to clients at lower costs or on more attractive terms.  Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services.  In particular, our ability to improve our profitability is related to our ability to move additional work to our lower-cost, offshore Global Solutions Centers and, specifically, to expanding our presence in India and integrating India into our services delivery.

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

Our five largest clients accounted for approximately 22% of our total revenue in 2010.  The various agencies of the U.S. federal government represent our largest client, accounting for approximately 11% of our total revenue in 2010, while no other client accounted for more than 4% of our total revenue in 2010.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the economy generally.  When contracts are terminated, for whatever reason, we lose the associated revenues, and we may not be able to eliminate associated costs in a timely manner.  There is a risk, especially given the uncertainty of global economic conditions, that we could experience a significant number of contract terminations.  Consequently, our revenue and profit margins may be adversely affected.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of a large engagement conducted on a fixed-price basis.

Although the percentage may vary from year to year, approximately 20-25% of our total services revenue in 2010 was from engagements performed in accordance with fixed-price contracts.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services, which might be based on limited data and could turn out to be inaccurate.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the engagement.  If we do not accurately estimate our costs and timing for completion of projects, our contract could prove unprofitable or yield a profit margin that is lower than expected.

Some fixed-price engagements are long-term contracts of three to five years and estimating future year costs on such engagements is extremely difficult and subject to additional risks.  Often our cost estimates and pricing from outsourcing projects anticipate long-term cost savings from transformational and other initiatives that we expect to benefit from over the term of the outsourcing contract.  There is a risk that we will fail to accurately estimate the costs of performing our services, and that we will under price our contracts causing an adverse effect on our profits.

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

If we do not meet our contractual obligations to a client, we could be subject to legal liability.  Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions.  We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines.  We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss.  If we cannot or do not fulfill our obligations, we could face legal liability.  Although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities.  In addition, if we were to fail to properly deliver on a project, we may not be able to collect any related accounts receivable or could even be required to refund amounts paid by the client.

If we are not able to anticipate and keep pace with rapid changes in technology, our business will be negatively affected.

Our success depends on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences.  We may not be successful in anticipating or responding to these developments on a timely basis, and our services and solutions may not be successful in the marketplace.  In addition, services, solutions and technologies developed by current or future competitors may make our service or solution offerings uncompetitive or obsolete.  Any one of these circumstances could adversely affect our ability to obtain and successfully complete client engagements.

Our current level of indebtedness places restrictions upon our business, and we face the risk of breaching the financial covenants in our Senior Credit Facility.

We have a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  We had borrowed a total of $87.2 million under the Senior Credit Facility at December 31, 2010.  The Senior Credit Facility provides for an $85 million revolving line of credit and a term loan.  The term loan balance at December 31, 2010, was $37.5 million.  The term loan requires quarterly principal reductions of $2.5 million, and therefore $10 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our consolidated balance sheet.  While we intend to amend, extend or replace this facility, unless we are able to do so through bank financing or another form of cash infusion such as stock issuance or issuance of debentures, the obligations under the Senior Credit Facility would need to be reclassified to short-term debt as of September 30, 2011.  We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing will be available in the future, or the costs of such credit or financing.

CIBER’s obligations under the Senior Credit Facility are secured by all of our present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of our direct foreign subsidiaries.  The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Senior Credit Facility also requires us to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA and an asset coverage test.  On occasion, we have experienced instances of covenant non-compliance under our bank borrowings that were either waived by our lenders or required amendment of the covenants.  The failure to comply with any of these debt covenants in the future would cause a default under the Senior Credit Facility.  A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon our revolving line of credit.  In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us.  Additionally, if we needed to obtain a waiver under, or an amendment to, the Senior Credit Facility in the future, or if we seek other financing, if available, our cost of borrowing could significantly increase (including higher interest rates) and we could face more restrictive covenants.  This could materially adversely affect our results of operations and financial condition and our ability to stay in compliance with our debt covenants.  In addition, we could experience significant covenant non-compliance if we are unable to amend, extend or replace our Senior Credit Facility prior to September 30, 2011, related to the reclassification of our entire obligation under the Senior Credit Facility to long-term debt.

Given the current global economic conditions, fluctuations in exchange rates versus the U.S. dollar and other factors, there is an increased risk regarding our ability to maintain compliance with these debt covenants due to potential variances in our revenues, operating results and profitability, which may also cause increased volatility in our stock price.

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

Our international operations are susceptible to different financial and operational risks than our domestic operations.

We have continued to expand our international operations and estimate that our foreign offices currently represent approximately 37% of our total revenue.  We operate in 17 foreign countries.  Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

•                  the costs and difficulties related to managing geographically diverse operations;

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

We have experienced and may continue to experience material impacts to revenues and earnings due to fluctuations in foreign currency rates, and in addition, these impacts may cause material fluctuations in our revenues and earnings from period to period.  Significant strengthening or weakening of the U.S. dollar against currencies like the Great Britain Pound and the Euro may materially impact our revenue and profits.  As we expand our presence in India, we will have increased exposure to fluctuations between the Indian Rupee and the U.S. dollar.  In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses.  These types of events are difficult to predict and may recur.

We intend to increase our presence in India, which may expose us to operational risks.

To enhance our global offshore delivery structure, we plan to approximately double the scope of our operations in India over the next 12-18 months.  As of December 31, 2010, we had approximately 1,100 employees in India.  Concentrating our global offshore delivery structure in India presents a number of operational risks, many of which are beyond our control.  India has experienced severe weather, political instability, worker strikes and terrorist attacks.  These types of events may impair the ability of our people to safely travel to, and work in, our facilities in India.  Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur.  If any of these circumstances occurs, it may impact our ability to communicate with our personnel and clients in other locations.  In addition, down-time in any processes operated for clients may adversely affect our operations and reputation.

Our revenues, operating results and profitability will vary from quarter to quarter, which may impact our ability to remain in compliance with our debt covenants, and may also result in increased volatility in the price of our stock.

Our quarterly revenues, operating results and profitability have varied significantly in the past, making them difficult to predict.  This has led to volatility in the price of our stock.  Our goal is to deliver more sustained, predictable performance in the future; however, there are factors that have caused and may continue to cause variations in our revenues, operating results and profitability, such as:

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

Our profit margin, and therefore our profitability, is a function of the rates we charge for our services and the utilization rate, or chargeability, of our consultants.  Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our consultants, we will not be able to sustain our profit margin and our profitability will suffer.  A number of factors affect the rates we charge for our services, including:

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

•                  seasonality, including number of workdays, holidays and vacations;

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

A data security or privacy breach could adversely affect our business.

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

Our business depends on our ability to successfully obtain payment from our clients for the amounts they owe us for work performed.  We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles.  We maintain allowances against receivables, but actual losses on client balances could differ from those that we currently anticipate and as a result, we might need to adjust our allowances.  There is no guarantee that we will accurately assess the creditworthiness of our clients.  In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues.  Recent global economic conditions and other factors resulted in financial difficulties for a number of our clients and, consequentially, we experienced a greater amount of bad debt expense.

If we are unable to meet our contractual requirements, we might experience delays in the collection of, and/or be unable to collect, our client balances and, if this occurs, our results of operations and cash flows could be adversely affected.

Our future success depends on our ability to continue to retain and attract qualified sales, delivery and technical employees.

Our business involves the delivery of professional services and is highly labor intensive.  Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly-skilled technical, managerial, sales and marketing personnel.  Although we invest significant resources in recruiting and retaining employees, there is often considerable competition for certain personnel in the IT services industry and as a result, employee turnover is generally high.  From time to time, we have trouble locating enough highly-qualified candidates that are in our desired geographic locations, with the required specific expertise or at the desired compensation levels.  The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues.  Such conditions could also force us to resort to the use of higher-priced subcontractors, which would adversely affect the profitability of the related engagement.  Our ability to attract and retain qualified personnel in India will become increasingly important as we implement our plans to expand our Global Solutions Center in India and increase the number of employees working there.

In addition, we believe that there are certain key employees within the organization, primarily in the senior management team, who are important for us to meet our objectives.  Due to the competitive employment nature of our industry, there is a risk that we will not be able to retain these key employees.  As part of our new strategic plan, we are recruiting a Chief Information Officer.  The loss of one or more key employees could adversely affect our continued growth.  In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in the price of our securities and result in further turnover of our employees.

We could incur additional losses due to further impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At December 31, 2010, the carrying value of our goodwill was $338.9 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

In June 2010, we performed our annual test for goodwill impairment and as a result, we recorded a goodwill impairment charge of $112.0 million related to our Custom Solutions and Federal divisions.  The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our divisions during the next five years and beyond.  If our operating divisions cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge.  There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability.  Given fluctuations in the global economic conditions affecting our industry and impacting our customers and their use of our services, we cannot be certain that goodwill impairment will not be required during future periods.  Additionally, if a goodwill impairment charge related to any one of our operating divisions were required, it would likely trigger a violation of the financial covenants under our Senior Credit Facility.

We depend on contracts with various federal, state and local government agencies for a significant portion of our revenue and, if the spending policies or budget priorities of these agencies change, we could lose revenue.

In 2010, approximately 23% of our total revenue was from public sector clients, including federal, state, local and foreign governments and agencies.  The market for our services depends largely on federal and state legislative programs and the budgetary capability to support programs, including the continuance of existing programs.  These programs can be modified or amended at any time by acts of such governments.  The various agencies of the U.S. federal government collectively represent our largest customer accounting for 11% of our total revenue in 2010.  In addition, changes in federal initiatives or in the level of federal spending due to budgetary or deficit considerations may have a significant impact on our future financial performance, as may curtailment of the federal government’s use of consulting and technology services firms, the adoption of new laws or regulations that affect companies providing services to the federal government and potential delays in the government appropriation process.  Moreover, a number of state and local governments and agencies are suffering from significant budget shortfalls, which may result in curtailment of spending on consulting and technology services.  A reduction in spending at the federal, state or local level could negatively impact our operations, revenue and profitability.

Additionally, government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts.  Among other things, governments may terminate contracts with short notice for convenience, as well as for default, and may cancel multi-year contracts if funds become unavailable.  Cancellation or reduction in price or scope could limit our ability to recover incurred costs, reimbursable expenses and profits on work completed prior to the termination.  If insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

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

Our services or solutions could infringe upon the intellectual property rights of others, or we might lose our ability to utilize rights we claim in intellectual property or the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions.  In a number of our contracts, we agree to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties.  In some instances, the amount of these indemnities could be greater than the revenues we receive from the client.  Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements.  We might not be able to enter into these royalty or licensing arrangements on acceptable terms.  If a claim of infringement were successful against us or our clients, an injunction might be ordered against our clients or our own services or operations, causing further damages.  We could lose our ability to utilize the intellectual property of others.  Third-party suppliers of software, hardware or other intellectual property assets could be acquired or sued, and this could disrupt use of their products or services by us and our clients.  If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

In addition, if we are unable to capture the intellectual capital developed by our employees and convert such intellectual capital into reusable and commercially marketable intellectual property, our costs of delivering our services may increase, our development efforts may be duplicated and we may lose the economic advantage of owning and licensing CIBER intellectual property.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of CIBER or limit the price investors might be willing to pay for our stock, thus affecting the market price of our securities.

We have adopted a Rights Agreement, commonly known as a “poison pill,” under which each shareholder of the Company holds one share purchase right, which we refer to as a “Right,” for each share of Company common stock held.  The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive.  In addition, our certificate of incorporation and bylaws each contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including a provision that gives our board of directors the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without shareholder approval.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock by our board of directors pursuant to our certificate of incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located at 6363 South Fiddler’s Green Circle, Suite 1400, Greenwood Village, Colorado 80111, where we, along with our Denver area operations, occupy approximately 77,000 square feet under a lease that expires in December 2018.  Generally, we provide our services at client locations and therefore, our office locations are primarily used for sales and other administrative functions.  At December 31, 2010, we had lease obligations for approximately 760,000 square feet of office space in approximately 90 locations.  We believe our facilities are adequate for our current level of operations.

Item 3.  Legal Proceedings

The Company is involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business.  Although the outcome of such matters is not predictable, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Notwithstanding the foregoing, the Company is engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now know as CIBER AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft; however, certain of those former minority shareholders challenged the adequacy of the buy-out consideration in a German court.  The court appointed independent experts to evaluate the consideration and claims of the minority shareholders and their evaluations are expected sometime during 2011.  At this time, the Company is unable to predict the outcome of these proceedings although, if the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition and the Company will be liable for that additional consideration, as well as the costs associated with these proceedings.

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including CIBER.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in state court in New Orleans, which was concluded in 2009 when CIBER settled with the plaintiffs, Active Solutions and Southern Electronics, in the New Orleans suit, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  CIBER is vigorously defending the allegations and plans to file a comprehensive motion to dismiss all claims, state and federal.  However, given the complexity of the litigation, it is likely that CIBER’s motion and those of other defendants will not be decided for a significant period of time.

Item 4.  Removed and Reserved

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol “CBR.”  The table below sets forth, for the periods indicated, the low and high sales price per share of our common stock.

	Price Range
	Low	High
Fiscal 2009
First Quarter	$2.03	$5.66
Second Quarter	2.64	3.69
Third Quarter	2.99	4.50
Fourth Quarter	2.88	4.08

Fiscal 2010
First Quarter	3.16	4.24
Second Quarter	2.51	4.41
Third Quarter	2.52	3.52
Fourth Quarter	2.99	4.84

On February 11, 2011, the closing price of our common stock was $4.39 and there were 2,653 registered shareholders of record.

Our policy is to retain our earnings to support the growth of our business.  Accordingly, we have never paid cash dividends on our common stock.  Additionally, dividend payments on our common stock are not permitted under our amended Senior Credit Facility.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The Company did not repurchase any of our common stock during the quarter ended December 31, 2010.  Repurchases of our common stock are not permitted under our amended Senior Credit Facility.

Performance Graph

The following graph compares the cumulative five year total return provided to shareholders on CIBER, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and two customized peer groups of companies that includes an old peer group of nine companies which are: Accenture plc, Atos Origin SA, CACI International Inc, Cap Gemini SA, CGI Group Inc., Cognizant Technology Solutions Corp, Logica PLC, Maximus, Inc. and Tieto Corporation; and another new peer group of six companies which are: Accenture plc, Cognizant Technology Solutions Corp, Infosys Technologies Limited, Perficient, Inc., Sapient Corp and The Hackett Group, Inc.  The Company utilizes self-constructed peer groups to better align itself with industry competition.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each of the peer groups, and in the indices on December 31, 2005, and its relative performance is tracked through December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CIBER, Inc., the S&P 500 Index,

and Old Peer Group and a New Peer Group

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Corresponding index value and common stock price values are given below:

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
CIBER, Inc.	100.00	102.73	92.58	72.88	52.27	70.91
S & P 500	100.00	115.80	122.16	76.96	97.33	111.99
Old Peer Group	100.00	135.98	123.06	83.97	151.54	207.24
New Peer Group	100.00	126.99	120.12	86.37	131.96	166.66
CIBER, Inc. Closing Stock Price	$6.60	$6.78	$6.11	$4.81	$3.45	$4.68

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

	As of and for the Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (3)	2006 (3)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,071,343	$1,037,700	$1,191,567	$1,081,975	$995,837
Gross profit	262,620	259,293	324,480	292,459	266,079
Selling, general and administrative expenses	249,341	225,643	264,268	232,119	215,109
Goodwill impairment	112,000	—	—	—	—
Operating income (loss)	(103,150)	27,759	53,938	54,520	45,040
Net income (loss) attributable to CIBER, Inc.	(77,160)	14,958	26,884	23,951	24,735
Earnings (loss) per share:
Basic	$(1.11)	$0.22	$0.45	$0.39	$0.40
Diluted	(1.11)	0.22	0.45	0.39	0.40
Weighted Average Shares Outstanding:
Basic	69,626	67,996	60,092	61,207	61,925
Diluted	69,626	68,107	60,389	61,924	62,357
Balance Sheet Data:
Working capital	$132,364	$136,854	$165,233	$173,924	$140,757
Total assets	722,364	803,256	797,520	848,931	779,679
Long-term debt, current portion	10,473	10,697	2,002	9,108	3,602
Long-term debt, non-current portion	77,879	87,500	165,710	193,978	192,092
Total shareholders’ equity	419,500	506,246	453,324	459,939	416,122

Shares outstanding, net of treasury	70,124	69,482	60,085	60,747	61,753

(1) During the second quarter of 2010, we recorded a goodwill impairment charge of $112.0 million to write-down the goodwill associated with certain segments.  The goodwill impairment charge is only partially tax-affected and resulted in a $30.8 million (27.5%) deferred tax benefit.  Refer to Note 7 to the Consolidated Financial Statements included herein for additional discussion.

(2) During 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our then-outstanding senior secured reducing revolving credit facility.

(3) On January 1, 2009, we were required to retrospectively apply new accounting guidance related to convertible debt and noncontrolling interests to our previously reported results for 2007 and 2008.  Our results for 2006 have not been adjusted for this retrospective application.  The required retrospective applications of the above guidance had the following impact on our net income, diluted earnings per share and presentation of the consolidated statement of operations for the 2007 and 2008 annual periods and the adjusted amounts are reflected in the table above:

	2008	2007
Net income attributable to CIBER, Inc., as previously reported	$29,956	$29,026
Impact of convertible debenture adjustment	(3,072)	(5,075)
Net income attributable to CIBER, Inc., as adjusted	26,884	23,951
Net income attributable to noncontrolling interests	929	1,566
Consolidated net income	$27,813	$25,517
Earnings per share — basic and diluted:
Net income attributable to CIBER, Inc., as previously reported	$0.50	$0.47
Impact of convertible debenture adjustment	(0.05)	(0.08)
Net income attributable to CIBER, Inc., as adjusted	$0.45	$0.39

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.  This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.  References to “we,” “our,” “us,” “the Company” or “CIBER” in this Annual Report on Form 10-K refer to CIBER, Inc. and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

We use the phrase “constant currency adjusted” to indicate that we are comparing certain financial results after removing the impact of foreign currency exchange rate fluctuations, thereby allowing for the comparison of business performance between periods.  Financial results that are “constant currency adjusted” are calculated by restating current period activity into U.S. dollars using the comparable prior period’s foreign currency exchange rates.  This approach is used for all results where the functional currency is not the U.S. dollar.

Business and Industry Overview

CIBER is a global IT consulting, services and outsourcing company primarily serving Global 2000 blue-chip companies and government agencies.  We compete in a large and growing marketplace offering services that include application development and management, ERP implementation, change management, project management, systems integration, infrastructure management and end-user computing, as well as strategic business and technology consulting.  To a lesser extent, we also resell certain IT hardware and software products.

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography.  In 2010, we operated in five reportable segments, which were our primary operating divisions and consisted of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, U.S. ERP, Federal and IT Outsourcing divisions.  In 2011, we are combining operations and management of the Custom Solutions and U.S. ERP divisions and will report them as a single unit called CIBER North America going forward.  Our International division provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services, with SAP-related solutions and services accounting for 60% to 65% of its total revenue in 2010.  Our Custom Solutions division provides application development, integration and support services.  Our India-based operations are considered part of our Custom Solutions division.  Our U.S. ERP division primarily provides enterprise software implementation services, including ERP software from software vendors such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing, and remote application support services.

We recognize the majority of our services revenue under time-and-material contracts as hours and costs are incurred.  Under fixed-price contracts, which currently make up approximately 20-25% of our services revenue, our revenue is fixed under the contract, while our costs to complete our obligations under the contract are variable.  As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss.  Changes in our services revenue are primarily a function of hours worked on revenue-generating activities and, to a lesser extent, changes in our average rate per hour and changes in contract mix.  Hours worked on revenue-producing activities vary with the number of consultants employed and their utilization level.  Utilization represents the percentage of time worked on revenue-producing engagements divided by the standard hours available (i.e., 40 hours per week).  Our average utilization rates are higher in our Custom Solutions and Federal divisions (typically around 85% to 90%) as compared to our International and U.S. ERP divisions (typically around 75% to 85%).  With time-and-materials contracts, higher consultant utilization results in increased revenue; however, with fixed-price contracts, it may result in higher costs and lower gross profit margins because our revenue is fixed.  We actively manage both our number of consultants and our overall utilization levels.  If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources.  As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment.

The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our typical time-and-materials hourly rates range from $20 to $200 per hour and, on average, are generally highest in our U.S. ERP division and lowest in our Federal division.  As India-based resources become more significant, our average hourly rates will decrease.  For projects which are fixed-price, cost plus or level-of-effort, where our revenue is not directly based on hours incurred, our realized rate per hour will vary significantly depending on success or overages on such projects, as well as the blend of estimated resources used to deliver projects.

Selling, general and administrative (“SG&A”) costs as a percentage of revenue vary by business segment.  Close to 60% of our overall SG&A expenses are typically for personnel costs for our operations management, sales and recruiting personnel and administrative staff, as well as our corporate office support staff and executive management personnel.  Although these costs are not immediately affected by changes in revenue, there is often a relatively short-term correlation between these SG&A salary expenses and revenue.  Additionally, as we bid on larger and longer-term projects, the sales cycle and related sales costs have been increasing.  As a result of the above, we analyze changes in our SG&A expenses in terms of the relationship between these costs and revenue (expressed as a percentage of revenue) rather than total dollars or percentage change in the total dollars.

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

Representing more than one-third of our consolidated revenues, our International division operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand.  As such, these operations transact business in local currencies of the countries in which they operate.  In recent years, generally 50% to 55% of our International division’s revenue has been denominated in Euros, 15% to 20% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence.  Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges.  In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives.  These initiatives have included going to vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited CIBER, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients.  The pricing environment continues to be extremely competitive.  A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors.  Another issue which has had and continues to have an impact on our revenues and profitability, involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work.  In connection with our extensive strategic review completed in 2010, we have tightened our standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance.  However, there can be no assurances that we will be successful with such actions.  Economic conditions and other factors continue to impact the business operations of many of our clients, their ability to continue to use our services and their financial ability to pay for our services in full.  The impact of project cancellations cannot be accurately predicted and bad debt expense will differ from our estimates, and any such events may negatively impact our results of operations.

During the second quarter of 2010, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we recorded a $112.0 million non-cash goodwill impairment charge as a result of our annual goodwill impairment test.  In the same quarter, CIBER also expensed $6.1 million, $5.0 million of which was for executive charges pertaining to the retirement of our former chief executive officer and the continuing benefits for our founder and former non-executive chairman of the board, as well as $1.1 million of additional costs incurred related to the leadership changes.  Additionally, during the fourth quarter of 2010, we incurred higher than usual bad debt expenses, and we reversed a large amount of project revenue previously recognized under the percentage-of-completion method due to revised estimates of project completion.  These items, along with costs recorded for a few smaller legal matters, totaled $9.9 million during the fourth quarter and impacted our division operating income as follows: U.S. ERP - $4.2 million; Federal - $2.6 million; Custom Solutions $0.1 million; plus a $3.0 million impact to corporate expense.  Of the $9.9 million, $2.7 million impacted revenue and gross profit, $5.6 million represented bad debt expense and the remainder comprised other various SG&A costs.

Results of Operations — Comparison of the Years Ended December 31, 2010 and 2009 - Consolidated

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2010		2009
	(Dollars in thousands)
Consulting services	$1,025,056	95.7%	$992,779	95.7%
Other revenue	46,287	4.3	44,921	4.3
Total revenues	$1,071,343	100.0%	$1,037,700	100.0%

Gross profit - consulting services	$244,701	23.9%	$242,615	24.4%
Gross profit - other revenue	17,919	38.7	16,678	37.1
Gross profit - total	262,620	24.5	259,293	25.0

SG&A expenses	249,341	23.3	225,643	21.7
Goodwill impairment	112,000	10.4	—	—
Amortization of intangible assets	4,429	0.4	5,891	0.6

Operating income (loss)	$(103,150)	(9.6)%	$27,759	2.7%

Net income (loss) attributable to CIBER, Inc.	$(77,160)	(7.2)%	$14,958	1.4%

Consultant utilization	86%		86%
Average billable headcount	7,575		7,130

Revenues.  Total revenues increased $33.6 million, or 3%, for 2010 compared with 2009.  Constant currency adjusted revenues were approximately $9 million higher than our reported revenues, representing a 4% increase over 2009.  Our June 2010 acquisition of Segmenta A/S (“Segmenta”) increased our current year revenues by $10 million.  The primary contributions to the increase in current year revenue growth were from our International and U.S. ERP divisions.

Revenue by segment was as follows:

	Year Ended December 31,
	2010	2009	% change
	(In thousands)
International	$385,155	$349,834	10.1%
Custom Solutions	368,682	372,168	(0.9)
U.S. ERP	133,662	126,443	5.7
Federal	117,545	117,613	(0.1)
IT Outsourcing	76,947	76,341	0.8
Total segment revenues	1,081,991	1,042,399	3.8
Corporate/Inter-segment	(10,648)	(4,699)	n/m
Total revenues	$1,071,343	$1,037,700	3.2%

n/m = not meaningful

•                  Constant currency adjusted International division revenues improved 13%.  Approximately half of the International division’s constant currency adjusted revenue growth related to revenues from our new German-based managed services practice and the Segmenta acquisition completed in June 2010.  The remaining improvement was generally due to increased revenues from SAP software related services, particularly in several central European countries. Constant currency adjusted revenues, excluding the impact of acquisition-related revenues, increased 10% between the comparable periods.

•                  The decline in Custom Solutions’ revenues generally related to the ongoing financial impact from a variety of economic issues, such as customer pricing pressures, the implementation of cost-saving initiatives at a number of clients, including vendor management systems, offshore services alternatives, vendor consolidation, the attrition of placements at a few larger customer accounts and the completion of several sizable projects.  All of the above resulted in either a decrease in the fees we receive for our services, or decreases in the use of our services.  Additionally, we have experienced challenges in obtaining new state and local government contracts and budget issues with new projects in this sector due to the current economic climate. Increased revenues related to recently awarded new or additional work, as well as increasing demand in the healthcare vertical and related to expansion of our global delivery model, all helped to offset most of the overall revenue decrease.

•                  The overall improvement in total revenues for our U.S. ERP division related to growth in Oracle and SAP projects, particularly due to strong demand in both the public and higher education sectors, as well as an increase in other product revenues related to commissions earned on the sale of IT hardware plus software resales. Projected overruns on a couple of fixed-price projects that are in process at year-end and a project for a financially-distressed client where we stopped recognizing revenue for services being delivered, both negatively impacted our current year revenue growth.

•                  Increases in sales related to low-margin materials offset the declines in the Federal division’s services revenues from the ongoing erosion of revenue related to expired contracts, keeping total revenues basically flat between the comparable years.

•                  Current year account wins more than offset account losses and decreased product sales to maintain positive revenue growth for our IT Outsourcing division in the current year.

Gross Profit.  In total, our gross profit margin decreased 50 basis points to 24.5% for 2010, compared to 25.0% for 2009.  Gross margin improvements in our Custom Solutions and IT Outsourcing divisions came from better margins on new projects, plus the completion of several low-margin Custom Solutions’ projects.  These improvements partially offset the declines in gross profit margin in the remaining divisions related primarily to start up of a new German-based managed services practice, the increased usage of higher-priced subcontractors and overruns on fixed-price projects.

Selling, general and administrative costs.  Our SG&A costs increased 160 basis points to 23.3% of revenue for 2010, from 21.7% for 2009.  Included in 2009 were costs of $2.2 million to settle litigation, which represented 20 basis points of SG&A as a percentage of revenue.  Excluding these 2009 litigation costs, our SG&A costs increased 180 basis points in 2010 compared with 2009.  $6.1 million, or approximately 60 basis points of the increase, related to executive charges of $5.0 million accrued in the second quarter of 2010 pertaining to the retirement of our former chief executive officer and the continuing benefits for our founder and former non-executive chairman of the board, as well as $1.1 million of additional costs incurred related to the leadership changes.  Higher bad debt expense in 2010 also accounted for 60 basis points of the increase.  Additionally, expansion in our domestic and offshore delivery centers, including India, additional expenses from organizational transition items resulting from the recently adopted strategy of combining North American branch offices, consolidation of the sales and delivery organizations, and investments in sales training and infrastructure, as well as higher management salaries resulting from senior leadership changes, also contributed to the increase in SG&A as a percentage of revenue in 2010.

Operating income (loss).  During the second quarter of 2010, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we recorded a $112.0 million non-cash goodwill impairment charge following our annual goodwill impairment test.  After the goodwill impairment charge, CIBER had an operating loss of $103.2 million for 2010, which also included $6.1 million related to executive charges and leadership transition costs also recorded in the second quarter of 2010, as well as $9.9 million of items recorded during the fourth quarter of 2010 primarily related to higher than usual bad debt expenses, the reversal of a large amount of project revenue previously recognized under the percentage-of-completion method and several small legal matters.  Costs of $2.2 million to settle litigation were included in our operating results for 2009.  Excluding the 2010 and 2009 specific charges, operating income was $24.9 million, or 2.3% of total revenue for 2010, compared with $30.0 million, or 2.9% of total revenue for 2009.  The decrease in operating income, excluding these specific charges between the comparable periods, was due to increased corporate expenses and decreased segment profitability, primarily in our International, U.S. ERP and Federal divisions.

Operating income (loss) by segment was as follows:

	Year Ended December 31,		%	2010 % of	2009 % of
	2010	2009	change	revenue*	revenue*
	(In thousands)
International	$19,842	$20,107	(1.3)%	5.2%	5.7%
Custom Solutions	25,002	24,125	3.6	6.8	6.5
U.S. ERP	3,445	9,764	(64.7)	2.6	7.7
Federal	1,979	5,994	(67.0)	1.7	5.1
IT Outsourcing	(1,407)	(1,823)	22.8	(1.8)	(2.4)
Total segment operating income	48,861	58,167	(16.0)	4.5	5.6
Corporate expenses	(35,582)	(24,517)		(3.3)	(2.4)
Goodwill impairment	(112,000)	—		(10.4)	—
Amortization of intangible assets	(4,429)	(5,891)		(0.4)	(0.5)
Total operating income (loss)	$(103,150)	$27,759		(9.6)%	2.7%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  International operating income declined primarily due to increased usage of higher-priced subcontractors and a $3.1 million operating loss in 2010 related to the start up of a new German-based managed services practice, both of which impacted the division’s gross profit margin. The gross margin decreases were partially offset by a reduction in SG&A expenses as a percentage of revenue mainly related to reduced costs for facilities and equipment.

•                  Custom Solutions’ operating income improved between the comparable periods due to an improvement in gross profit margin stemming from reduced work on a few large, low-margin projects, new higher-margin business and continued growth in lower-cost offshore delivery. The gross profit margin improvement was partially offset by increased SG&A costs primarily related to our expansion in India and also in our domestic delivery centers.

•                  U.S. ERP operating income decreased primarily due to situations involving two specific problem clients. Gross profit margin was reduced by $2.0 million related to the reversal of project revenue previously recognized under the percentage-of-completion method due to revised estimates of project completion. Also, we did not recognize $1.1 million of revenue on a project for a client whose financial condition deteriorated significantly, although we had continued to provide our services. We also recorded $2.2 million of bad debt expense to provide a full allowance for unpaid accounts receivable related to this financially-distressed client. Overruns on some fixed-price projects and increased usage of higher-priced subcontractors also contributed to the lower 2010 operating income.

•                  Federal operating income was lower in 2010 due to a reduced gross profit margin resulting from lower margins on renewal business and increased revenue from lower-margin material sales. In addition, our Federal division had $2.0 million of bad debt expense for a non-government project in 2010.

•                  IT Outsourcing operating loss improved due to better gross margins related to increased volume in some accounts and higher usage of lower-priced offshore resources.

•                  Corporate expenses increased in 2010 mainly due to $6.1 million of executive charges and leadership transition costs recorded during the second quarter, plus $3.0 million of fourth quarter expenses that were primarily related to an additional bad debt allowance recorded for our City of New Orleans receivable. Included in 2009 was a $2.2 million one-time charge for the settlement of litigation. Excluding these 2010 and 2009 charges, corporate expenses increased by approximately $4.1 million, or 30 basis points, primarily due to increases in salary expense related to management changes and other organization transition-related expenses, as well as increased professional and consulting fees, employee benefit costs and added corporate support services.

Interest expense.  Interest expense increased $0.9 million during 2010 compared to 2009.  Interest charges related to the estimated contingent consideration for our Segmenta acquisition accounted for $0.5 million of the increase.  The remaining $0.4 million related to higher interest costs under our Senior Credit Facility that was put into place in mid-2009.

Other income, net.  Other income, net was $0.1 million in 2010, down from $0.3 million in 2009.  A small foreign exchange loss in the current year compared with a gain of $0.3 million in the prior year accounted for all of the decrease.

Income taxes.  In 2010, we had a consolidated tax benefit of $31.8 million relating to our pre-tax loss of $109.5 million, with an effective tax benefit rate of 29%.  In 2009, we had consolidated tax expense of $7.8 million relating to our pre-tax income of $22.9 million, with an effective tax expense rate of 34%.  Our effective tax rate is significantly impacted by the changes in the amount and the geographic mix of our income and loss.  Our 2010 tax rate was impacted by the goodwill impairment charge and lower domestic operating results.  In 2010, our domestic pre-tax loss was $130.7 million and our foreign pre-tax profit was $21.2 million.  Our domestic loss included the $112.0 million goodwill impairment charge, which was only partially subject to taxation and resulted in a $30.8 million (27.5%) tax benefit.  Our fourth quarter 2010 tax rate also had a $1.0 million benefit from the utilization of carried forward net operating losses in Europe, which were previously reserved.  We estimate our blended Federal and state rate to be approximately 40%.  For our significant foreign operations, the local tax rates range from approximately 20% to 33%.  Our actual tax expense is also impacted by the amount of non-deductible expenses, which also increases our effective tax rate.  For 2011, we are estimating an effective tax rate of 33% to 37%; however, this rate could fluctuate based on the factors discussed above, as well as other items.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to volatility from year to year.

Results of Operations — Comparison of the Years Ended December 31, 2009 and 2008 - Consolidated

We translate the results of our foreign operations into U.S. dollars from the relevant local currencies.  In periods when the U.S. dollar is weaker, this results in a proportionately larger number of U.S. dollars, and thus helps our results.  In U.S. dollar terms, currency rates were favorable for CIBER during the first 3 quarters of 2008.  During the fourth quarter of 2008, we saw significant declines in foreign exchange rates as compared to the U.S. dollar.  The strength of the U.S. dollar remained fairly consistent throughout the first half of 2009, only to weaken against foreign currencies during the second half of the year, making for a more favorable currency environment for CIBER once again by the end of 2009, as compared to the end of 2008.  The negative impact on our financial results related to the strength of the U.S. dollar during the first half of 2009 was partially offset by a weaker U.S. dollar in the second half of the year, resulting in an overall decrease in revenue of approximately $41 million in 2009 compared to 2008.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2009		2008
	(Dollars in thousands)
Consulting services	$992,779	95.7%	$1,133,233	95.1%
Other revenue	44,921	4.3	58,334	4.9
Total revenues	$1,037,700	100.0%	$1,191,567	100.0%

Gross profit - consulting services	$242,615	24.4%	$303,427	26.8%
Gross profit - other revenue	16,678	37.1	21,053	36.1
Gross profit - total	259,293	25.0	324,480	27.2

SG&A expenses	225,643	21.7	264,268	22.2
Amortization of intangible assets	5,891	0.6	6,274	0.5

Operating income	$27,759	2.7%	$53,938	4.5%

Net income attributable to CIBER, Inc.	$14,958	1.4%	$26,884	2.3%

Consultant utilization	86%		87%
Average billable headcount	7,130		7,395

Revenues.  Total revenues decreased $153.9 million, or 13%, for 2009 compared to 2008.  Poor economic conditions and the strength of the U.S. dollar against many currencies between the comparable periods were primarily responsible for the decline.  Foreign currency rate changes resulted in a reduction in 2009 reported revenue of approximately $41 million, or 4%, compared with 2008.  Constant currency adjusted revenue decreased 9% for 2009 compared to 2008.  The global economic downturn, which began late in 2008, led to lower overall demand for IT services and products.  Over much of the period from late 2008 and throughout most of 2009, many of our clients and prospects were focused on initiatives to deliver near- and medium-term cost savings, and they continued to exercise caution in launching new IT projects, especially larger ones, during this time frame.  Many clients and prospects reduced, delayed or cancelled IT spending over this same time period.  We also experienced pricing pressures from existing clients and prospects that were working hard to manage their costs.

Revenue by segment was as follows:

	Year Ended December 31,
	2009	2008	% change
	(In thousands)
International	$349,834	$406,071	(13.8)%
Custom Solutions	372,168	466,208	(20.2)
U.S. ERP	126,443	122,163	3.5
Federal	117,613	127,391	(7.7)
IT Outsourcing	76,341	72,453	5.4
Total segment revenues	1,042,399	1,194,286	(12.7)
Corporate/Inter-segment	(4,699)	(2,719)	n/m
Total revenues	$1,037,700	$1,191,567	(12.9)%

n/m = not meaningful

•                  Unfavorable foreign currency fluctuations accounted for a 10% decline in our International division’s current year revenue results.  Constant currency adjusted International division revenue decreased by approximately 4%.  Completed projects and delays in customer decisions on new projects slowed revenue contributions in 2009.  Client bankruptcy and financial constraints also caused cancellation of, or reductions in some client contracts which negatively impacted the 2009 results.

•                  Custom Solutions’ revenues decreased primarily due to the successful completion of the very large Pennsylvania Turnpike Commission (“PTC”) project in mid-2008, plus the normal completion of other projects, as well as a number of canceled or delayed projects and staffing reductions on other projects resulting from economic conditions during this period of time.  Most significantly, some large clients cut back on the use of our services in 2009 due to strategy decisions.  We were unable to close sufficient new contracts, especially larger ones, to offset these reductions.

•                  U.S. ERP revenues improved over 3% in 2009 compared with 2008.  Several large contract wins in late 2008 and early 2009 in our Oracle and SAP practices were primarily responsible for the increase.  Partially offsetting these contributions was the successful completion of the implementation phase of the very large PTC project (mentioned above) in mid-2008.  We continued to provide support services to the PTC, but at considerably less revenue than during the implementation phase.  Additionally, our Technology Solutions group incurred a $1.7 million reduction in current year revenue due to slower hardware sales related to the weak economy.

•                  Federal revenues were down in 2009 as compared to 2008 related to expired contracts that have yet to be replaced.  Federal had a large contract that expired at the end of 2008 and was then awarded to a qualified small business.  The Federal division was successful in 2009 at winning a number of its expiring contracts where we were eligible to recompete, but delays in new contract awards have continued to push out improvements in Federal revenues.

•                  IT Outsourcing revenues increased in 2009 due to account growth at existing customers, plus the addition of several new clients in late 2008 and in 2009, all of which combined more than offset a client bankruptcy, canceled project and reduced scope and spending at several other clients.

Gross Profit.  In total, our gross profit margin decreased 220 basis points to 25.0% for 2009 compared with 27.2% for 2008.  Gross profit margin on consulting services revenue accounted for all of the decrease, with sizable consulting services margin decreases in all but our U.S. ERP division, which had a significant improvement over 2008 due to the turnaround in our SAP practice from its poor performance in 2008.  The significant declines in consulting services gross margins were primarily due to pricing pressures, which reduced pricing on our existing work, as well as lowered pricing for new competitive awards.  As customers have reduced, delayed or canceled projects, it was difficult to maintain our normal levels of consultant utilization, which also contributed to the reduction in our gross margin.  Our International division also incurred an approximate 2.5% employee wage increase at the beginning of 2009 that we were not able to recover through increased billing rates due to the pricing pressures mentioned above.

Selling, general and administrative costs.  We began a number of cost reduction initiatives in the fall of 2008 in response to the deteriorating economic conditions.  As a result, our SG&A costs for 2009 declined by $38.6 million, or 15%, compared with 2008.  As a percentage of revenue, SG&A costs were down 50 basis points between the comparable annual periods.  Significant cost reductions resulted from the combination of our former Commercial and State & Local Government divisions (now the Custom Solutions division) in 2009; however, reductions were made in all divisions other than IT Outsourcing, which experienced increases in SG&A costs primarily related to additional infrastructure to support revenue growth within that division.  Overall, salary reductions represented approximately half of the annual SG&A costs savings, and the remainder was achieved primarily through reductions in a number of other categories such as recruiting, training and meeting expenses and travel costs, in addition to a $4.7 million decrease in bad debt expense, primarily from fewer client bankruptcies in 2009 compared with 2008.

Operating income.  The 220 basis point reduction in our gross profit margin, partially offset by a 50 basis point savings in our SG&A costs, resulted in a decrease in our operating income margin to 2.7% for 2009 compared to 4.5% for 2008.

Operating income by segment was as follows:

	Year Ended December 31,		%	2009 % of	2008 % of
	2009	2008	change	revenue*	revenue*
	(In thousands)
International	$20,107	$30,795	(34.7)%	5.7%	7.6%
Custom Solutions	24,125	45,170	(46.6)	6.5	9.7
U.S. ERP	9,764	1,196	716.4	7.7	1.0
Federal	5,994	8,682	(31.0)	5.1	6.8
IT Outsourcing	(1,823)	(244)	(647.1)	(2.4)	(0.3)
Total segment operating income	58,167	85,599	(32.0)	5.6	7.1
Corporate expenses	(24,517)	(25,387)		(2.4)	(2.1)
Amortization of intangible assets	(5,891)	(6,274)		(0.5)	(0.5)
Total operating income	$27,759	$53,938		2.7%	4.5%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  International operating income declined due to the significant reduction in services gross profit margins stemming from lower consultant utilization and increased consultant wages, as well as some customer-induced pricing pressures.  A considerable reduction in SG&A costs due to lower overhead personnel costs, plus lower recruiting and travel expenses, as well as reduced bad debt expense helped to partially offset the gross margin decline.

•                  Custom Solutions’ operating income decreased due to a substantial reduction in consulting services gross margin resulting primarily from higher-margin projects that ended or were canceled and downward pricing pressure from both existing customers and new clients.  In addition, some lower-margin, fixed-price projects also contributed to the margin decrease.  Additionally, although SG&A costs decreased $14.0 million in this division between the comparable years as we successfully reduced direct and overhead labor costs, we could not adjust these costs as quickly as our revenue was adjusting downward.  Therefore, SG&A costs as a percentage of revenue increased between the comparable periods, in part due to labor costs not reducing quickly enough, as well as increased costs for bad debt expense and higher rent expense in India.

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

•                  Federal’s operating income was down due to the erosion of gross profit margin as revenues and consultant utilization decreased and new and re-compete projects were priced at lower margins than the projects they were replacing due to competitive market conditions.  Additionally, the division was not able to fully offset its decreased revenue with reductions in costs as it continued to build the infrastructure required to compete for major prime contracts.

•                  IT Outsourcing’s operating loss increased due to both a reduction in consulting services gross profit margin, as well as an increase in SG&A costs as a percentage of revenue.  This division had some fixed-cost utilization issues following a late 2008, large customer bankruptcy that prevented it from reducing its costs when the related revenue was lost.  Additional infrastructure costs to accommodate future revenue growth caused most of the increase in SG&A costs.

•                  Corporate expenses decreased 3% as primarily salary-related cost-cutting measures were partially offset by significantly increased expenses related to the $2.2 million paid in the third quarter to settle a lawsuit, including attorney fees, as well as increased share-based compensation expenses and increased costs related to our new corporate headquarters.

Interest expense.  Interest expense decreased $7.7 million during 2009, compared to 2008; $4.3 million of which related to our convertible debt, which was fully retired in December 2008.  The remaining decrease was primarily due to lower average borrowings during 2009 and, to a lesser extent, due to lower average interest rates.

Other income (expense), net.  Other income, net was $0.3 million in 2009, compared to other expense, net of $1.4 million in 2008.  Our foreign exchange transaction gains/losses accounted for a $2.8 million improvement between the comparable periods.  Offsetting the improvement from foreign exchange results was a $1.3 million gain on the retirement of our convertible debentures during 2008 with no similar gain in 2009.

Income taxes.  Our effective tax rate increased to 34.0% for 2009, compared to 30.3% for 2008, primarily due to additional U.S. taxes of approximately $1 million on a one-time repatriation of cash to the U.S.

Liquidity and Capital Resources

At December 31, 2010, we had working capital of $132.4 million and a current ratio of 1.6:1, compared to working capital of $136.9 million and a current ratio of 1.8:1 at December 31, 2009.  Historically, we have used our operating cash flows, available cash reserves and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our expected operating cash flow and our available Senior Credit Facility will be sufficient to finance our working capital needs through at least the next year.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$35,121	$81,547	$92,171
Investing activities	(17,570)	(13,389)	(22,237)
Financing activities	(13,379)	(52,583)	(49,932)
Effect of foreign exchange rates on cash	(2,267)	3,000	(2,870)
Net increase in cash and cash equivalents	$1,905	$18,575	$17,132

Our balance of cash and cash equivalents was $69.3 million at December 31, 2010, compared to a balance of $67.4 million at December 31, 2009.  Typically, most of our cash balance is maintained by our foreign subsidiaries and such cash is not readily available for use by our domestic operations.  Any return of cash from our foreign subsidiaries is not planned for the foreseeable future and would likely result in significant tax consequences.  Our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.

Operating activities.  Cash provided by operating activities was $35.1 million in 2010, compared with $81.5 million and $92.2 million in 2009 and 2008, respectively.  Reduced earnings and changes in normal short-term working capital items, primarily accounts receivable, contributed to the overall reduction in cash from operations during 2010 as compared to the prior years.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  During 2010 and 2009, our domestic operations generated $19.2 million and $45.0 million, respectively, of cash from operations while our International operations generated cash from operations of $15.9 million and $36.5 million in 2010 and 2009, respectively.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter, and annual bonuses are paid during the first quarter.

Total accounts receivable increased to $239.2 million at December 31, 2010, from $213.1 million at December 31, 2009.  Total accounts receivable day’s sales outstanding (“DSO”) was 62 days at December 31, 2010, compared to 61 days at December 31, 2009.  Increased revenues during the fourth quarter of 2010, primarily from domestic product sales on which we record net commission revenue, as well as from our International division, helped increase our accounts receivable balance at December 31, 2010, as compared to the prior year.  During 2010, our domestic accounts receivable was negatively impacted by the timing of billing milestones on certain larger, fixed-priced contracts.  We have experienced several delays in customer acceptance of applicable milestones, thereby limiting our ability to bill for our services.  At December 31, 2010, our unbilled accounts receivable for costs and earnings in excess of billings totaled $31.5 million, which was an increase of $15.7 million from the prior year.  In addition, economic conditions and other factors have negatively affected the business conditions of many of our clients, including those in the public sector, resulting in payment delays and, in some cases, increased bad debt provisions for CIBER.  Our International division typically experiences slower receivable payments during the first half of the year with improvement in the second half of the year, and with their lowest DSO levels typically occurring in December.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.

Accrued compensation and related liabilities fluctuate from period to period based on a couple of primary factors,  including the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments.  Our annual bonuses are typically accrued throughout the year and paid in the first quarter of the following year, causing some fluctuation from quarter to quarter.  Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  In 2010, we acquired Segmenta A/S, located in Denmark, for $3.5 million, plus we have accrued contingent consideration of $5.1 million related to this acquisition at December 31, 2010.  In 2009, we acquired India-based Iteamic Pvt. Ltd. for $4.3 million and in 2008 we spent $7.8 million primarily for the acquisition of a Norwegian SAP consultancy and a noncontrolling interest in one of our European subsidiaries.  Spending on property and equipment was $14.0 million during 2010, compared with $9.1 million in 2009 and $14.7 million in 2008.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure.  Larger capital spending projects typically relate to periodic investments in our client support-based infrastructure for our domestic and offshore delivery centers and data center operations, and such investments will fluctuate from period to period.  In 2011, we plan to expand our delivery center operations in India, which we estimate will cost up to $5 million, as well as make other capital investments to begin enhancing our information management systems, develop management and sales tools and work on unifying our systems globally.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under the revolving credit portion of our Senior Credit Facility.  This fluctuates based on cash provided by, or used in, our domestic operations during the period as our cash receipts and disbursements are linked to the revolving credit facility.  During 2010, we had net payments on our long-term debt of $11.1 million compared to net payments of $69.5 million in 2009 and net borrowings of $109.0 million in 2008.  In 2009, we used the cash proceeds of $23.2 million from the sale of our common stock, as well as the positive cash flow generated by our operating activities and existing cash balances to pay down our long-term debt balance.  The net borrowings in 2008 were primarily used to retire our convertible debentures.  During the year ended

December 31, 2008, we used $149.5 million of cash for this purpose, resulting in gains on retirement of debt of approximately $2.1 million.  In 2008, we also had an outflow of $4.3 million related to the settlement of cross-currency interest rate swaps.

Senior Credit Facility.  CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.  The Senior Credit Facility provides for an $85 million revolving line of credit and a term loan.  The term loan balance at December 31, 2010, was $37.5 million.  The term loan requires quarterly principal reductions of $2.5 million, and therefore $10 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our consolidated balance sheets.  While we intend to amend, extend or replace this facility, unless we are able to do so through bank financing or another form of cash infusion such as stock issuance or issuance of debentures, the obligations under the Senior Credit Facility would need to be reclassified to short-term debt as of September 30, 201l.  The Senior Credit Facility was subsequently amended on February 18, 2011, to modify certain financial covenants effective as of December 31, 2010, as well as modify other provisions.  A summary of the material provisions of the amended Senior Credit Facility follows.

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

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are determined by reference to our current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 31, 2012, which converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At December 31, 2010, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swap, was 4.17%.

The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  A summary of these financial covenants is as follows:

•              The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 2.25 to 1.00 on December 31, 2010.  The maximum leverage ratio increases to 2.50 to 1.00 on March 31, 2011, reduces to 2.25 to 1.00 on December 31, 2011, and reduces to 2.00 to 1.00 on June 30, 2012.

•              The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense plus interest expense plus scheduled funded debt payments plus any restricted payments) must be not less than 1.25 to 1.00. Capital expenditures for 2011 exclude up to $5 million in connection with the expansion of our India facilities.

•              We must maintain twelve-month consolidated EBITDA of at least $44 million on December 31, 2010, at least $40 million on March 31, 2011 and June 30, 2011, and at least $45 million thereafter.

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

•              EBITDA represents the sum of net income (or net loss), net interest expense, income tax expense, depreciation expense, amortization expense, share-based compensation expense, cash separation costs (not to exceed $6.4 million) and other cash transitional costs (not to exceed $1.0 million) related to the departure of our former Chief Executive Officer and former non-executive Chairman of the Board of Directors, non-cash goodwill impairment charges not to exceed $112.0 million in the aggregate, plus up to $10.0 million of charges taken during the quarter ended December 31, 2010, primarily related to accounts receivable and unbilled revenue balances, as well as several other legal settlement items, measured over the twelve-month period ending as of the end of each fiscal quarter.

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of December 31, 2010, with the following calculations for our financial covenant ratios:

Consolidated total leverage ratio — 2.08 to 1.00 (maximum permitted — 2.25 to 1.00)

Consolidated fixed charge coverage ratio — 1.47 to 1.00 (minimum permitted — 1.25 to 1.00)

Consolidated EBITDA - $45.3 million (minimum permitted - $44 million)

Asset Coverage Test - $93.1 million (not to exceed $191.4 million)

Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months.  However, given the current volatile economic conditions, there can be no assurance that we will continue to be in compliance with these bank covenants.  If a covenant violation were to occur, we believe that we would be able to obtain a waiver or amendment from our credit group.  Any such waiver or amendment would come at additional costs to CIBER and such costs could be material.  We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing will be available in the future, or the costs of such credit or financing.

At December 31, 2010, we had outstanding borrowings of $87.2 million under the Senior Credit Facility.

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

The following table is a summary of our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	2011	2012-2013	2014-2015	Thereafter
	(In thousands)
Principal payments on long-term debt	$88,352	$10,473	$77,875	$4	$—
Interest payments on long-term debt(1)	5,486	3,482	2,004	—	—
Operating leases(2)	88,201	26,755	35,855	13,542	12,049
Purchase obligations	37	35	2	—	—
Total(3)	$182,076	$40,745	$115,736	$13,546	$12,049

(1) Interest payments were calculated based on terms of the related agreements and effective interest rates as of December 31, 2010, for our borrowings.

(2) Includes operating leases for all office locations, automobiles and office equipment.

(3) At December 31, 2010, we had gross unrecognized tax benefits of $7.4 million.  We are unable to make a reasonably reliable estimate as to when a cash settlement, if any, with the appropriate taxing authority may occur; as such, our unrecognized tax benefits are not included in the table above.

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

Revenue recognition — CIBER earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  CIBER’s consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing; and (3) outsourcing and managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials or fixed-price billings.  The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses for travel and other out-of-pocket expenses separately billed to clients.

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

Outsourcing and managed IT services arrangements typically span several years.  Revenue from time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering outsourcing and managed services are expensed as incurred, with the exception of labor and other direct costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period services are provided.  Amounts billable to the client for transition or set-up activities, which do not have standalone value, are also deferred and recognized as revenue evenly over the period that the managed services are provided.

We sometimes enter into arrangements (excluding software license arrangements) with customers that purchase multiple services, or a combination of services and IT hardware products, from us at the same time, referred to as multiple-element arrangements.  Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided that the delivered services or products have value to the customer on a standalone basis.  We consider a deliverable element to have standalone value if the service or product is sold separately by us or another vendor or could be resold by the customer.  For our multiple-element arrangements, the arrangement consideration is allocated at the inception of the arrangement to all deliverable elements on the basis of their relative selling price (the relative selling price method).  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price if it exists; otherwise, third-party evidence (“TPE”) of selling price is used.  If neither VSOE nor TPE of selling price exists for a deliverable, then we use our best estimate of the selling price (“ESP”) for that deliverable when applying the relative selling price method.  Since our services are typically customized to each client’s specific needs, VSOE and TPE are generally not available.  We determine ESP for purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, and internal costs.  As the result of new accounting guidance, we adopted the use of ESP in 2010 and this change was not material to our financial results.  We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional services or products.

Other revenue primarily includes resale of third-party IT hardware and software products, commissions on sales of IT products and, to a lesser extent, sales of proprietary software products.  Revenue related to the sale of IT products is generally recognized when the products are shipped or if applicable, when delivered and installed in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.  Some software license arrangements also include implementation services and/or post-contract customer support.  In such multi-element software arrangements, if the criteria are met, revenue is recognized based on the VSOE of the fair value of each element.  If a software license arrangement containing multiple elements does not qualify for separate accounting for the implementation services, then the software license revenue and the related costs of third-party software products are generally recognized together with the software implementation services using the percentage-of-completion method.  Revenue for software post-contract support is recognized ratably over the term of the related agreement.

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

We compared the carrying value of each of our five reporting units to its estimated fair value at June 30, 2010.  We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The average annual revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 20%, with an overall weighted average of 7%.  We project operating profit margins to return to historical norms by 2012 in the individual reporting units as we expect the IT industry to recover over the next few years, and we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit’s estimated weighted average cost of capital and ranged from 12% to 14%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.7 and enterprise value/EBITDA multiples ranging from 4.2 to 6.8 in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 30%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2010, we estimated that the fair value for our International, U.S. ERP and IT Outsourcing reporting units exceeded their carrying amounts by 79%, 31% and 41%, respectively,  thus no impairment was indicated.  We also determined that the estimated fair values of our Custom Solutions and

Federal reporting units were less than their respective carrying amounts by 3% and 23%, respectively, indicating impairment may exist for these divisions.

Because indicators of impairment existed for our Custom Solutions and Federal reporting units, we performed the second step of the test to determine the implied fair value of goodwill for each reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of each reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for each reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $112.0 million ($82.0 million for Custom Solutions and $30.0 million for Federal) in 2010, which represented 50% of the Custom Solutions and 40% of the Federal reporting units’ goodwill prior to the impairment charge, respectively.

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

We currently have a remaining goodwill balance of $338.9 million at December 31, 2010.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  In addition, we make certain judgments about allocating shared assets, such as cash and property and equipment, to the balance sheet for the reporting units.  We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Income taxes — Significant judgment is required in determining our worldwide income tax provision.  As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate.  This involves estimating current tax exposures in each jurisdiction, as well as making judgments regarding the recoverability of deferred tax assets.  We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year.  Adjustments based on filed returns are generally recorded in the period when the tax returns are filed.  We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense.  In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.  Changes in the geographic mix or estimated level of annual income before taxes will affect our overall effective tax rate.

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

Allowance for doubtful accounts receivable — We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2010, we had gross accounts receivable of $248.6 million and our allowance for doubtful accounts was $9.4 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectability each quarter.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Global 2000 blue-chip companies and government agencies.  Since 2008, as global economic conditions worsened, and we have taken on certain riskier clients, we have experienced a higher number of client bankruptcies, clients with financial difficulties and clients refusing to pay for services.  Our bad debt expense was $8.4 million, $2.3 million and $7.0 million in 2010, 2009 and 2008, respectively.  In 2010, five clients accounted for 82% of our total bad debt expense.  If our clients’ financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  Such items are very difficult to predict and require significant management judgment.

Accrued compensation and certain other accrued liabilities — Employee compensation costs are our largest expense category.  We have several different variable compensation programs, which are highly dependent on estimates and judgments, particularly at interim reporting dates.  Some programs are discretionary, while others have quantifiable performance metrics.  Certain programs are annual, while others are quarterly or monthly.  Often actual compensation amounts cannot be determined until after our results are reported.  We believe we make reasonable estimates and judgments using all significant information available.  In addition, the process to estimate the fair value of share-based compensation also involves various assumptions, inputs and judgments.  We estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs.  Our accrual for health costs is based on historical experience and specific claim activity and actual amounts may vary.  In connection with an acquisition, we have agreed to certain possible future contingent consideration to be paid to the sellers based upon the financial performance of the acquired operations during the 36-month period after the acquisition.  We are required to estimate the value of such contingent consideration.  We estimate the contingent consideration liability based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets.   In the ordinary course of business, we are currently involved in various claims and legal proceedings.  We periodically review the status of each significant matter and assess our potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.  We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Because of uncertainties related to these matters, accruals are based only on the best information at that time.  As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates.  Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operations.  We expense legal fees as incurred.

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

During 2010, approximately 37.2%, or $398 million of our total revenue was attributable to our foreign operations.  Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 3.7%, or $40 million.  A portion of this fluctuation would be offset by expenses incurred in local currency.  Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies.  Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

Our exposure to changes in interest rates arises primarily because our indebtedness under our Senior Credit Facility has a variable interest rate.  At December 31, 2010, our outstanding borrowings under our Senior Credit Facility were $87.2 million.  We currently have an interest rate swap that matures on March 31, 2012, which converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At December 31, 2010, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swap, was 4.17%.  Assuming $87.2 million of outstanding borrowings, of which $25.0 million is fixed-rate due to the interest rate swap, a 1% increase in interest rates would result in approximately $0.6 million of additional interest expense.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 25, 2011

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
REVENUES
Consulting services	$1,025,056	$992,779	$1,133,233
Other revenue	46,287	44,921	58,334
Total revenues	1,071,343	1,037,700	1,191,567

OPERATING EXPENSES
Cost of consulting services	780,355	750,164	829,806
Cost of other revenue	28,368	28,243	37,281
Selling, general and administrative	249,341	225,643	264,268
Goodwill impairment	112,000	—	—
Amortization of intangible assets	4,429	5,891	6,274
Total operating expenses	1,174,493	1,009,941	1,137,629

OPERATING INCOME (LOSS)	(103,150)	27,759	53,938

Interest income	617	994	1,253
Interest expense	(7,044)	(6,180)	(13,854)
Other income (expense), net	65	338	(1,444)

INCOME (LOSS) BEFORE INCOME TAXES	(109,512)	22,911	39,893
Income tax expense (benefit)	(31,822)	7,795	12,080

CONSOLIDATED NET INCOME (LOSS)	(77,690)	15,116	27,813
Net income (loss) attributable to noncontrolling interests	(530)	158	929

NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(77,160)	$14,958	$26,884

Earnings (loss) per share:
Basic	$(1.11)	$0.22	$0.45
Diluted	$(1.11)	$0.22	$0.45

Weighted average shares outstanding:
Basic	69,626	67,996	60,092
Diluted	69,626	68,107	60,389

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$69,329	$67,424
Accounts receivable, net of allowances of $9,413 and $3,192, respectively	239,214	213,100
Prepaid expenses and other current assets	25,396	22,727
Deferred income taxes	11,373	6,627
Total current assets	345,312	309,878

Property and equipment, net of accumulated depreciation of $60,732 and $57,958, respectively	26,443	24,830
Goodwill	338,908	450,739
Other intangible assets, net	2,357	5,159
Other assets	9,344	12,650

TOTAL ASSETS	$722,364	$803,256

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$10,473	$10,697
Accounts payable	49,835	33,981
Accrued compensation and related liabilities	72,918	65,747
Deferred revenue	21,194	17,634
Income taxes payable	9,760	10,402
Other accrued expenses and liabilities	48,768	34,563
Total current liabilities	212,948	173,024

Long-term debt	77,879	87,500
Deferred income taxes	6,159	36,486
Other long-term liabilities	5,878	—
Total liabilities	302,864	297,010

Commitments and contingencies

Equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 4,363 and 5,005 shares, respectively	(25,003)	(30,069)
Additional paid-in capital	325,177	322,999
Retained earnings	118,113	199,668
Accumulated other comprehensive income	661	12,193
Total CIBER, Inc. shareholders’ equity	419,693	505,536
Noncontrolling interests	(193)	710
Total equity	419,500	506,246

TOTAL LIABILITIES AND EQUITY	$722,364	$803,256

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

							Accumulated
					Additional		Other		Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
BALANCES AT JANUARY 1, 2008	64,705	$647	(3,958)	$(29,284)	$294,361	$162,842	$30,583	$790	$459,939
Consolidated net income	—	—	—	—	—	26,884	—	929	27,813
Gain on hedging activity, net of $54 tax	—	—	—	—	—	—	89	—	89
Foreign currency translation	—	—	—	—	—	—	(31,655)	(283)	(31,938)
Debenture retirement	—	—	—	—	(1,518)	—	—	—	(1,518)
Buyout of noncontrolling interests	—	—	—	—	—	—	—	(542)	(542)
Treasury shares issued under employee share plans	—	—	757	5,289	(4)	(1,255)	—	—	4,030
Tax benefit from employee share plans	—	—	—	—	121	—	—	—	121
Share-based compensation	—	—	31	215	3,267	(43)	—	—	3,439
Purchases of treasury stock	—	—	(1,450)	(8,109)	—	—	—	—	(8,109)
BALANCES AT DECEMBER 31, 2008	64,705	647	(4,620)	(31,889)	296,227	188,428	(983)	894	453,324
Consolidated net income	—	—	—	—	—	14,958	—	158	15,116
Loss on hedging activity, net of $122 tax	—	—	—	—	—	—	(198)	—	(198)
Foreign currency translation	—	—	—	—	—	—	13,374	23	13,397
Sale of common stock, net of $194 of issuance costs	9,000	90	—	—	23,130	—	—	—	23,220
Acquisition of noncontrolling interests	782	8	—	—	628	—	—	(365)	271
Treasury shares issued under employee share plans	—	—	1,018	6,545	(565)	(3,576)	—	—	2,404
Tax benefit deficiency from employee share plans	—	—	—	—	(53)	—	—	—	(53)
Share-based compensation	—	—	42	273	3,632	(142)	—	—	3,763
Purchases of treasury stock	—	—	(1,445)	(4,998)	—	—	—	—	(4,998)
BALANCES AT DECEMBER 31, 2009	74,487	745	(5,005)	(30,069)	322,999	199,668	12,193	710	506,246
Consolidated net loss	—	—	—	—	—	(77,160)	—	(530)	(77,690)
Loss on hedging activity, net of $52 tax	—	—	—	—	—	—	(86)	—	(86)
Foreign currency translation	—	—	—	—	—	—	(11,446)	(16)	(11,462)
Acquisition of noncontrolling interest	—	—	—	—	(1,201)	—	—	(357)	(1,558)
Treasury shares issued under employee share plans	—	—	1,216	7,040	(430)	(4,226)	—	—	2,384
Tax benefit from employee share plans	—	—	—	—	20	—	—	—	20
Share-based compensation	—	—	82	470	3,789	(169)	—	—	4,090
Purchases of treasury stock	—	—	(656)	(2,444)	—	—	—	—	(2,444)
BALANCES AT DECEMBER 31, 2010	74,487	$745	(4,363)	$(25,003)	$325,177	$118,113	$661	$(193)	$419,500

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(77,690)	$15,116	$27,813
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Goodwill impairment	112,000	—	—
Depreciation	11,673	11,719	12,519
Amortization of intangible assets	4,429	5,891	6,274
Deferred income tax expense (benefit)	(38,876)	1,462	3,120
Provision for doubtful receivables	8,423	2,260	6,965
Share-based compensation expense	4,090	3,763	3,439
Noncash interest from discount on convertible debentures	—	—	5,303
Other, net	4,332	2,329	216
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,282)	24,775	16,527
Other current and long-term assets	(1,580)	(520)	(653)
Accounts payable	16,564	(1,967)	1,860
Accrued compensation and related liabilities	6,561	1,035	11,641
Other current and long-term liabilities	18,140	8,441	(3,792)
Income taxes payable/refundable	4,337	7,243	939
Net cash provided by operating activities	35,121	81,547	92,171

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(3,580)	(4,330)	(7,790)
Purchases of property and equipment, net	(13,990)	(9,059)	(14,680)
Other, net	—	—	233
Net cash used in investing activities	(17,570)	(13,389)	(22,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	385,481	569,619	619,850
Payments on long-term debt	(396,618)	(639,135)	(510,829)
Retirement of debentures	—	—	(149,495)
Sale of common stock, net of $194 of issuance costs	—	23,220	—
Employee stock purchases and options exercised	2,384	2,404	4,030
Purchases of treasury stock	(2,444)	(4,998)	(8,109)
Excess tax benefits from share-based compensation	61	—	148
Settlement of cross-currency interest rate swaps	—	—	(4,280)
Credit facility origination/amendment fees paid	(685)	(3,471)	(1,243)
Acquisition of noncontrolling interest	(1,558)	—	—
Other, net	—	(222)	(4)
Net cash used in financing activities	(13,379)	(52,583)	(49,932)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,267)	3,000	(2,870)
Net increase in cash and cash equivalents	1,905	18,575	17,132
Cash and cash equivalents, beginning of period	67,424	48,849	31,717
Cash and cash equivalents, end of period	$69,329	$67,424	$48,849

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

CIBER is a global information technology (“IT”) consulting, services and outsourcing company applying practical innovation through services and solutions that deliver tangible results for both commercial and government clients.  We compete in a large and growing marketplace offering services that include application development and management, enterprise resource planning (“ERP”) implementation, change management, project management, systems integration, infrastructure management and end-user computing, as well as strategic business and technology consulting.  For more than 35 years, CIBER has been helping clients by understanding their goals, recommending the right solutions and delivering on our commitments.  We primarily serve Global 2000 blue-chip companies and government agencies from our operations across 18 countries.

(b) Principles of Consolidation

The Consolidated Financial Statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries (together “CIBER,” “the Company,” “we,” “our,” or “us”).  All material inter-company balances and transactions have been eliminated.

The shares of our foreign subsidiaries that are owned by persons other than CIBER are referred to as noncontrolling interests in these Consolidated Financial Statements.  The noncontrolling shareholders’ proportionate share of the equity of these subsidiaries is reflected as “noncontrolling interests” in the Consolidated Balance Sheets.  The noncontrolling shareholders’ proportionate share of the net income or loss of these subsidiaries is reflected as “net income (loss) attributable to noncontrolling interests” in the Consolidated Statements of Operations.  In accounting for the acquisition of a noncontrolling interest, any consideration paid in excess of the book value of the noncontrolling interest is recorded as a reduction of CIBER shareholders’ equity.  In 2010, we purchased certain noncontrolling interests in foreign subsidiaries for cash of approximately $1.6 million.  In 2009, we issued 782,584 shares of our common stock, valued at approximately $2.4 million, in exchange for the noncontrolling interests in one of our foreign subsidiaries.  In 2008, we paid $2.8 million to purchase certain noncontrolling interests in the same foreign subsidiary.

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

(d) Revenue Recognition

CIBER earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  CIBER’s consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing; and (3) outsourcing and managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials or fixed-price billings.  The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses for travel and other out-of-pocket expenses separately billed to clients.

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

Outsourcing and managed IT services arrangements typically span several years.  Revenue from time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering outsourcing and managed services are expensed as incurred, with the exception of labor and other direct costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period services are provided.  Amounts billable to the client for transition or set-up activities, which do not have standalone value, are also deferred and recognized as revenue evenly over the period that the managed services are provided.

We sometimes enter into arrangements (excluding software license arrangements) with customers that purchase multiple services, or a combination of services and IT hardware products, from us at the same time, referred to as multiple-element arrangements.  Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided that the delivered services or products have value to the customer on a standalone basis.  We consider a deliverable element to have standalone value if the service or product is sold separately by us or another vendor or could be resold by the customer.  For our multiple-element arrangements, the arrangement consideration is allocated at the inception of the arrangement to all deliverable elements on the basis of their relative selling price (the relative selling price method).  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price if it exists; otherwise, third-party evidence (“TPE”) of selling price is used.  If neither VSOE nor TPE of selling price exists for a deliverable, then we use our best estimate of the selling price (“ESP”) for that deliverable when applying the relative selling price method.  Since our services are typically customized to each client’s specific needs, VSOE and TPE are generally not available.  We determine ESP for purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, and internal costs.  As the result of new accounting guidance, we adopted the use of ESP in 2010 and this change was not material to our financial results. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional services or products.

Other revenue primarily includes resale of third-party IT hardware and software products, commissions on sales of IT products and, to a lesser extent, sales of proprietary software products.  Revenue related to the sale of IT products is generally recognized when the products are shipped or if applicable, when delivered and installed in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor.  Some software license arrangements also include implementation services and/or post-contract customer support.  In such multi-element software arrangements, if the criteria are met, revenue is recognized based on the VSOE of the fair value of each element.  If a software license arrangement containing multiple elements does not qualify for separate accounting for the implementation services, then the software license revenue and the related costs of third-party software products are generally recognized together with the software implementation services using the percentage-of-completion method.  Revenue for software post-contract support is recognized ratably over the term of the related agreement.

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

(e) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased.  Substantially all of our cash balance at December 31, 2010 and 2009 was held by our foreign subsidiaries.

(f) Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable at their face amount less an allowance for doubtful accounts.  On a regular basis, we evaluate our client receivables, especially receivables that are past due, and we establish an allowance for doubtful accounts based on specific client collection issues.

(g) Property and Equipment

Property and equipment, which primarily consists of computer equipment and software, furniture and leasehold improvements, is stated at cost.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives, ranging primarily from three to seven years, or the related lease term, if shorter.  Direct costs of time and materials incurred for the development of software for internal use are capitalized as property and equipment.

(h) Long-Lived Assets (excluding Goodwill)

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

(i) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards.  Deferred tax amounts are based on enacted tax rates expected to be in effect during the year in which the differences reverse.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Deferred tax assets and liabilities are classified as current and non-current amounts based on the financial statement classification of the related asset and liability.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  We use a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in an income tax return.  We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step involves measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The provision for income taxes represents the estimated amounts for federal, state and foreign taxes.  The determination of the provision for income tax expense, deferred tax assets and liabilities and related valuation allowance requires us to assess uncertainties, make judgments regarding possible outcomes and utilize estimates.  As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate.  Our global operations are subject to complex tax regulations in numerous taxing jurisdictions, resulting at times in tax audits, disputes and potential litigation, the outcome of which is uncertain.  We must make judgments currently about such uncertainties and determine estimates of our tax assets and liabilities.  To the extent the final outcome differs, future adjustments to our tax assets and liabilities will be necessary.  As a result, our effective tax rate may vary significantly from period to period.  In addition, changes in the geographic mix and/or estimated levels of pre-tax income affect the overall effective tax rate.  Interim-period tax expense is recorded based upon our best estimate of the effective tax rate expected to be applicable for the full fiscal year.  Interest expense on tax liabilities is included in interest expense while any tax penalties are included in income tax expense.

(j) Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period.  The resulting translation adjustments are included in “accumulated other comprehensive income” on the Consolidated Balance Sheets.  Gains and losses arising from inter-company international transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

All foreign currency transaction gains and losses, including foreign currency gains and losses on short-term inter-company loans and advances, are included in “other income (expense), net” in the Consolidated Statements of Operations as incurred.

(k) Share-Based Compensation

We record share-based compensation expense for awards of equity instruments to employees based on the estimated grant-date fair value of these awards, over the period the employees are required to provide services to earn the awards.  Share-based compensation cost is recognized, as appropriate, in either “cost of consulting services” or in “selling, general and administrative expense” in the Consolidated Statements of Operations.

(l) Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Foreign exchange gains (losses), net	$(37)	$296	$(2,459)
Gain on retirement of convertible debentures	—	—	1,264
Other	102	42	(249)
Other income (expense), net	$65	$338	$(1,444)

(m) Business and Credit Concentrations

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

(n) Contingencies

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

Acquisitions — 2010

In June 2010, our International division acquired the assets of Denmark-based SAP consulting company Segmenta A/S (“Segmenta”).  The acquisition was completed to strengthen our European presence and expand our Danish operations.  We paid $3.5 million in cash at closing and we may make a future cash payment (contingent consideration) at the end of the 36-month period ending on May 31, 2013.  The contingent consideration payment is based upon a multiple of the average annual earnings before interest and taxes achieved for the Segmenta business over the specified 36-month period.  There is no limit to the amount that may be paid out.  As part of our purchase price allocation, we recorded an initial liability of $4.2 million for the present value of the estimated contingent consideration.  In allocating the purchase price based on estimated fair values, we recorded goodwill and other intangible assets of $7.1 million and $1.6 million, respectively, and recorded net liabilities of $1.0 million.  We estimate the contingent consideration liability based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets.  Changes in the estimated liability subsequent to the acquisition date fair value, including interest charges, are recognized in earnings in the period in which the change occurs.  If our earnings forecast increases or decreases by 20%, the estimate of undiscounted future consideration would range from $6.0 million to $9.0 million.  At December 31, 2010, the present value of the estimated contingent consideration liability was $5.1 million.

Acquisitions — 2009

In January 2009, we acquired Iteamic Private Ltd. (“Iteamic”) of Bangalore, India.  Iteamic specialized in application development of offshore projects, primarily with companies in North America, and became part of our Custom Solutions division.  The acquisition added leadership and delivery skills depth to our India Global Solutions Center.  The purchase price was $4.7 million, and was allocated as follows: $0.8 million to net tangible assets acquired and $3.9 million to goodwill.

Acquisitions — 2008

On April 15, 2008, our International division acquired a Norwegian SAP consultancy for a total purchase price of $6.5 million.  We paid cash of $4.8 million during 2008 and approximately $1.7 million is expected to be paid in the future.  In connection with the acquisition, we recorded goodwill of $5.5 million and acquired other net assets of $1.0 million.

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributable to CIBER, Inc.	$(77,160)	$14,958	$26,884
Denominator:
Basic weighted average shares outstanding	69,626	67,996	60,092
Dilutive effect of employee stock plans	—	111	297
Diluted weighted average shares outstanding	69,626	68,107	60,389

Earnings (loss) per share:
Basic	$(1.11)	$0.22	$0.45
Diluted	$(1.11)	$0.22	$0.45

Dilutive securities are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.  The approximate average number of anti-dilutive securities omitted from the computation of diluted weighted average shares outstanding was 8,957,000, 9,149,000 and 6,256,000 for 2010, 2009 and 2008, respectively.

(4) Executive Charges

On August 2, 2010, we entered into an Executive Transition Agreement with our former President/Chief Executive Officer in connection with his separation from CIBER as its president and chief executive officer and his resignation as a director in April 2010.  Under this agreement, our former President/Chief Executive Officer remained a non-officer employee of CIBER through the end of 2010 to assist with certain management transition matters and continued to receive his base salary during this period.  We have also agreed to: make cash payments to him in 2011 of $5.4 million; accelerate vesting on certain stock options and restricted stock units; and provide certain insurance and other miscellaneous benefits.  Also in connection with the agreement, CIBER terminated his previous retirement plan agreement for which we had already accrued a liability of $1.9 million.  As a result, in the second quarter of 2010, we recorded a one-time pre-tax separation charge of $4.4 million, of which $0.5 million was non-cash stock compensation.  During 2010, we paid out $0.3 million related to these accrued charges, leaving an accrued liability balance of $5.5 million at December 31, 2010, which is included in “other accrued expenses and liabilities” on the Consolidated Balance Sheets.

In connection with the change in our non-executive Chairman of our Board of Directors in April 2010, we also accrued $0.6 million during the second quarter of 2010, for our current estimated value of benefits to be provided to our Founder and former non-executive Chairman of the Board.  The related accrued liability balance at December 31, 2010, was $0.4 million.

(5) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2010	2009
	(In thousands)
Billed accounts receivable	$175,373	$159,895
Unbilled - scheduled billings	41,725	40,578
Costs and estimated earnings in excess of billings	31,529	15,819
	248,627	216,292
Less allowance for doubtful accounts	9,413	3,192
Accounts receivable, net	$239,214	$213,100

The activity in the allowance for doubtful accounts consists of the following:

		Additions		Effect of
	Balance at	Charge		foreign	Balance
	beginning	to cost and	Deductions	exchange	at end
	of period	expense	Write-offs	rate changes	of period
	(In thousands)
Year ended December 31, 2008	$2,058	6,965	(4,337)	(275)	$4,411
Year ended December 31, 2009	$4,411	2,260	(3,528)	49	$3,192
Year ended December 31, 2010	$3,192	8,423	(2,129)	(73)	$9,413

(6) Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
	(In thousands)
Computer equipment and software	$66,498	$63,447
Furniture and fixtures	10,464	9,922
Leasehold improvements, buildings and other	10,213	9,419
	87,175	82,788
Less accumulated depreciation	60,732	57,958
Property and equipment, net	$26,443	$24,830

(7) Goodwill and Other Intangible Assets

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

We compared the carrying value of each of our five reporting units to its estimated fair value at June 30, 2010.  We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The average annual revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 20%, with an overall weighted average of 7%.  We project operating profit margins to return to historical norms by 2012 in the individual reporting units as we expect the IT industry to recover over the next few years, and we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit’s estimated weighted average cost of capital and ranged from 12% to 14%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.7 and enterprise value/EBITDA multiples ranging from 4.2 to 6.8 in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 30%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2010, we estimated that the fair value for our International, U.S. ERP and IT Outsourcing reporting units exceeded their carrying amounts by 79%, 31% and 41%, respectively, thus no impairment was indicated.  We also determined that the estimated fair values of our Custom Solutions and Federal reporting units were less than their respective carrying amounts by 3% and 23%, respectively, indicating impairment may exist for these divisions.

Because indicators of impairment existed for our Custom Solutions and Federal reporting units, we performed the second step of the test to determine the implied fair value of goodwill for each reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of each reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for each reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $112.0 million ($82.0 million for Custom Solutions and $30.0 million for Federal) in 2010, which represented 50% of the Custom Solutions and and 40% of the Federal reporting units’ goodwill prior to the impairment charge, respectively.

The impairment charge is primarily a result of the impact that the depressed economic environment had on overall equity values and its negative impact on our operations and forecasted cash flows, as well as the sustained decline in our market capitalization.  We have adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current macro-economic environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that additional impairment charges will not be required in the future.

The changes in the carrying amount of goodwill are as follows:

	International	Custom Solutions	U.S. ERP	Federal	IT Outsourcing	Total
	(In thousands)
Balance at January 1, 2009	$132,913	$160,293	$54,339	$74,264	$17,338	$439,147
Acquisitions	64	3,922	—	—	—	3,986
Adjustments on prior acquisitions	(1,289)	—	—	—	—	(1,289)
Effect of foreign exchange rate changes	8,895	—	—	—	—	8,895
Balance at December 31, 2009	140,583	164,215	54,339	74,264	17,338	450,739
Goodwill impairment	—	(82,000)	—	(30,000)	—	(112,000)
Acquisition	7,144	—	—	—	—	7,144
Adjustments on prior acquisition	372	—	—	—	—	372
Effect of foreign exchange rate changes	(7,347)	—	—	—	—	(7,347)
Balance at December 31, 2010	$140,752	$82,215	$54,339	$44,264	$17,338	$338,908

We are engaged in legal proceedings in Germany with certain former minority shareholders of Novasoft AG (now known as CIBER AG), which we acquired a controlling interest in during 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft; however, certain of those former minority shareholders challenged the adequacy of the buy-out consideration in a German court.  The court appointed independent experts to evaluate the consideration and claims of the minority shareholders.  At this time, the Company is unable to predict the outcome of these proceedings, although if the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition.

Other intangible assets are amortized over periods of up to seven years and arise from business combinations.  Other intangible assets are comprised of the following:

	Cost	Accumulated Amortization	Intangible Assets, Net
	(In thousands)
December 31, 2010
Customer relationships	$23,916	$(21,559)	$2,357

December 31, 2009
Customer relationships	$37,542	$(32,383)	$5,159

At December 31, 2010, our customer relationships have a weighted average remaining life of 1.3 years.  Amortization expense for future periods as estimated at December 31, 2010, consists of the following:

Estimated Amortization Expense
(In thousands)
Year ended December 31, 2011	$1,688
Year ended December 31, 2012	669

(8) Operating Leases

We have non-cancelable operating leases primarily for our office space, automobiles and office equipment.  Expense for operating leases totaled approximately $28.1 million, $25.7 million and $25.4 million in 2010, 2009 and 2008, respectively.

Future minimum operating lease payments as of December 31, 2010, are:

Rental Payments
(In thousands)
2011	$26,755
2012	21,105
2013	14,750
2014	8,499
2015	5,043
Thereafter	12,049
$88,201

(9) Borrowings

Senior Credit Facility — CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.  The Senior Credit Facility provides for an $85 million revolving line of credit and a term loan.  The term loan balance at December 31, 2010, was $37.5 million.  The term loan requires quarterly principal reductions of $2.5 million, and therefore $10 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our Consolidated Balance Sheets.  The Senior Credit Facility was subsequently amended on February 18, 2011, to modify certain financial covenants effective as of December 31, 2010, as well as modify other provisions.

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

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are determined by reference to our current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 31, 2012, which converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At December 31, 2010, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swap, was 4.17%.

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

Total upfront and arrangement fees and related expenses for completing the Senior Credit Facility in 2009, as well as any subsequent amendment fees are typically amortized to interest expense over the remaining term of the credit agreement.

At December 31, 2010, we had outstanding borrowings of $87.2 million under the Senior Credit Facility.  We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of December 31, 2010.

Long-Term Debt — Long-term debt consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Senior Credit Facility	$87,249	$97,500
Capital lease obligations	1,012	—
Other	91	697
Total bank debt	88,352	98,197
Less current portion	10,473	10,697
Long-term bank debt	$77,879	$87,500

Maturities — Maturities of long-term bank debt were determined to be as follows:

Amount Maturing
(In thousands)
2011	$10,473
2012	77,788
2013	87
2014	4
$88,352

(10) Financial Instruments

We recognize all derivative instruments as either assets or liabilities on our Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  All hedging instruments must be designated, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

CIBER is exposed to certain risks related to its ongoing business operations.  From time to time, CIBER may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the effective hedge portion of the derivative instrument is reported as a component of “accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets and is reclassified into earnings in the same period during which the hedged transaction affects earnings.  The gain or loss is classified in the same statement of operations line item as the associated item being hedged.

We have entered into an interest rate swap with a financial institution, for which we have elected hedge accounting and have designated it as a cash flow hedge.  This interest rate swap helps us manage our interest rate risk under our Senior Credit Facility by converting a portion of our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.  This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate payments over the life of the agreement without any exchange of underlying principal amounts.  Interest is net settled monthly with the financial institution counterparty.  The interest rate swap, which matures on March 31, 2012, converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a fixed-rate instrument at 1.77% plus our current credit margin of 3.25% at December 31, 2010, for a total rate of 5.02%.  At December 31, 2010, the estimated unrealized loss on our interest rate swap, net of taxes of $174,000, reflected in “accumulated other comprehensive income” was approximately $284,000.  The liability for the unrealized loss on the swap of $458,000 is presented with “other accrued expenses and liabilities” on the Consolidated Balance Sheets and is expected to be recognized in earnings over the remaining term of the swap.

From time to time, CIBER will also enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results.  We generally have not elected hedge accounting for these derivatives.  At December 31, 2010 and 2009, we did not have any material outstanding foreign currency forward contracts.

(11) Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$1,521	$(436)	$1,520
State and local	450	380	1,016
Foreign	5,083	6,389	6,424
	7,054	6,333	8,960
Deferred:
Federal	(31,201)	2,169	2,055
State and local	(6,748)	475	763
Foreign	(927)	(1,182)	302
	(38,876)	1,462	3,120
Income tax expense (benefit)	$(31,822)	$7,795	$12,080

U.S. and foreign income (loss) before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$(130,699)	$3,790	$13,247
Foreign	21,187	19,121	26,646
Income (loss) before income taxes	$(109,512)	$22,911	$39,893

Income tax expense (benefit) differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$(38,329)	$8,019	$13,963
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(4,094)	556	1,132
Non-deductible other costs	1,410	1,232	1,282
Goodwill impairment	12,250	—	—
Federal research credit	—	(1,083)	(1,586)
Impact of foreign taxes	(2,267)	(1,485)	(2,275)
Other	(792)	556	(436)
Income tax expense (benefit)	$(31,822)	$7,795	$12,080

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Accounts receivable	$3,170	$604
Accrued expenses	8,547	6,069
Federal tax credit carryforwards	6,707	8,597
U.S. net operating loss (“NOL”) carryforwards	8,362	1,346
Foreign NOL carryforwards	9,114	7,753
Other	2,059	2,195
Total gross deferred tax assets	37,959	26,564
Less valuation allowance for foreign NOL carryforwards	(7,721)	(7,753)
Deferred tax assets, net	30,238	18,811
Deferred tax liabilities:
Intangible assets	(23,215)	(47,828)
Other	(2,966)	(1,157)
Total gross deferred tax liabilities	(26,181)	(48,985)
Net deferred tax asset (liability)	$4,057	$(30,174)
Balance sheet classification of deferred taxes:
Deferred tax asset — current	$11,373	$6,627
Deferred tax liability — current	(1,157)	(315)
Deferred tax liability — long-term	(6,159)	(36,486)
Net deferred tax asset (liability)	$4,057	$(30,174)

We are required to assess the realizability of deferred tax assets, taking into consideration our forecast of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets.  Based on this assessment, we must evaluate the need for, and amount of, valuation allowances against deferred tax assets.  To the extent facts and circumstances change in the future, adjustments to the valuation allowances will be required.  Based on our evaluation of current and anticipated future taxable income, we believe sufficient taxable income will be generated to realize the net deferred tax assets.

At December 31, 2010, we have approximately $22 million of NOL carryforwards for U.S. tax purposes.  Of this total, $3 million of U.S. NOL carryforwards are subject to annual usage limitations under U.S. tax rules; however, they do not begin to expire until 2022.  The remaining U.S. NOL’s do not begin to expire until 2030.  Our Federal tax credit carryforwards are subject to annual usage limits but do not begin to expire until 2025.  There is no valuation allowance for our U.S. NOL and Federal tax credit carryforwards as we expect to fully utilize them.  At December 31, 2010, we also have approximately $35 million of foreign NOL carryforwards.  We have recorded a valuation allowance for approximately 85% of the foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them.  Less than 30% of the foreign NOL carryforwards may expire.  The net change in the total valuation allowance for deferred tax assets was a decrease of $32,000 in 2010 and an increase of $1.8 million in 2009.

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries.  At December 31, 2010, these undistributed earnings totaled approximately $205 million.  If some of these earnings were distributed, some countries may impose withholding taxes.  In addition, as foreign taxes have previously been paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distribution.  As such, it is not practicable to determine the net amount of the related unrecognized U.S. deferred tax liability.

A portion of the operations of our India subsidiary are not subject to taxes under a tax holiday that expires in 2011.  The income tax benefit attributable to this tax holiday was approximately $1.1 million, $0.5 million and $0.4 million in 2010, 2009 and 2008, respectively.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when based upon the technical merits, it is “more-likely-than-not” that the tax position will be sustained upon examination. The changes in the balance of our unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2009	$4,419
Increases related to current year tax positions	676
Lapse of statute of limitations	(210)
Balance at December 31, 2009	4,885
Increases related to current year tax positions	2,567
Lapse of statute of limitations	(44)
Balance at December 31, 2010	$7,408

Our unrecognized tax benefits totaled $7.4 million at December 31, 2010.  If recognized, these benefits would affect our effective tax rate.  It is reasonably possible that the total of unrecognized tax benefits could decrease by as much as $3 million as a result of settlement with the tax authorities or expiration of the statute of limitations within the next 12 months.  Any settlement amount is likely to differ from the amount of the related unrecognized tax benefit as previously estimated, and such difference would affect our effective tax rate.

We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions.  We are routinely subject to examination by various domestic and foreign tax authorities.  The outcome of tax audits is always uncertain and could result in cash tax payments that could be material.  Additionally, tax audits may take long periods of time to ultimately resolve.  We do not believe the outcome of any tax audits at December 31, 2010, will have a material adverse effect on our consolidated financial position or results of operations.  Our U.S. Federal income tax returns dating back to 2007 are open to possible examination.  We currently have a tax audit in process in the Netherlands related to the years since 2004.  Our most significant foreign operations and the most recent year for which they are no longer subject to tax examination are as follows: Germany-2007; India-2003; Netherlands-2004; Norway-2000; and the UK-2008.

(12) Fair Value Measurements

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

Level 3:	Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions.

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Total Fair Value as of December 31,	Fair Value Measurements as of December 31, 2010 Using Fair Value Hierarchy
Description	2010	Level 1	Level 2	Level 3
	(In thousands)
Interest rate swap liability	$458	$—	$458	$—
Acquisition-contingent consideration liability	$5,062	$—	$—	$5,062

The fair values of these financial liabilities are recorded in “other long-term liabilities” on the Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature.  The fair value of derivative instruments such as interest rate swaps is determined utilizing market-based information such as LIBOR-based yield curves.  Our interest rate swap matures on March 31, 2012, and converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  The book values of the borrowings under our Senior Credit Facility and our other bank debt approximate their fair values due to their interest rates approximating current market rates.

The estimated fair value of the acquisition-related contingent consideration was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets, as well as the discount rate of 15% used to determine the present value of the liability.  There has been no change to management’s estimates of profitability and sales targets between the acquisition date and December 31, 2010, and the value of the liability changed by $0.9 million related to $0.5 million of interest charges and $0.4 million of foreign-exchange adjustments, which have been recorded as a component of other comprehensive income.

The fair value of our reporting units utilized in our annual goodwill impairment assessment, which utilizes unobservable inputs that reflect management’s own assumptions, is discussed in Note 7.

(13) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan.  We match a portion of the employees’ contribution.  Beginning in 2009, the Company’s match was reduced to a maximum of one and one-half percent of an employee’s compensation, with a limit of $1,500 per calendar year, from a maximum of three percent of an employee’s contribution, with a $3,000 limit per calendar year in 2008.  Vesting in CIBER’s matching contribution occurs over six years.  Forfeitures reduce our matching contributions.  We record forfeitures when a participant’s employment ends.  We recorded expense of $1.5 million, $1.4 million and $4.8 million in 2010, 2009 and 2008, respectively, related to this plan.

(14) Shareholders’ Equity

Share-Based Compensation — On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan (the “2004 Plan”).  To date, 10,000,000 shares of CIBER, Inc. common stock have been authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of December 31, 2010, there are approximately 3,023,000 shares available for future grants under the 2004 Plan.

The 2004 Plan also implements a formula award plan for non-employee directors.  Under the formula plan and effective until December 31, 2009, each non-employee director received a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors.  On February 23, 2010, a one-time grant of $50,000 in Company common stock was granted to non-employee directors as of that date.  Such common stock grant vested quarterly beginning on the date of the grant and continuing for the next three calendar quarters at 90 day intervals.  Prior to October 1, 2009, non-employee directors received shares of CIBER common stock as compensation for attending Board, Annual and committee meetings, as well as for serving as committee chairpersons.  Subsequent to October 1, 2009, non-employee directors instead receive cash payments for above-mentioned purposes.  Compensation expense for grants of common stock to non-employee directors was $300,000, $131,000 and $153,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in our total recorded share-based compensation costs.

In July 2010, CIBER made an inducement grant of 1,400,000 CIBER stock options to our new president and chief executive officer with an exercise price equal to the market value of our common stock on the date of issuance.  These options were granted outside of the 2004 Plan.  These options are subject to graded vesting over four years and expire after seven years.

The table below summarizes the amounts recorded in the Consolidated Statements of Operations for share-based compensation:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Total share-based compensation costs included in consolidated net income (loss)	$4,090	$3,763	$3,439
Estimated income tax benefit related to share-based compensation included in consolidated net income (loss)	889	829	833

Options granted under the 2004 Plan generally have an exercise price that is at least equal to the market value of our common stock on the date of issuance.  Options currently being granted under the 2004 Plan are subject to cliff or graded vesting or performance-based conditions in combination with graded vesting.  Graded vesting generally ranges from one to four years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our International division, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date.  Options granted during 2010 and 2009 under the 2004 Plan had contractual terms of five years.

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

A summary of the weighted average assumptions used to value options granted and the grant date fair value follows:

	Year Ended December 31,
	2010	2009	2008
Expected life (in years)	4.2	3.4	3.4
Risk-free interest rate	1.59%	1.72%	2.25%
Expected volatility	63%	54%	41%
Dividend yield	0%	0%	0%
Fair value	$1.47	$1.37	$1.81

A summary of stock option activity for 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts or as otherwise disclosed)
Outstanding at January 1, 2010	9,540	$6.35
Granted	2,297	$2.97
Exercised	(78)	$3.45
Expired or canceled	(2,355)	$7.39
Forfeited	(206)	$4.44
Outstanding at December 31, 2010	9,198	$5.31	3.4	$5,706
Vested and expected to vest at December 31, 2010	8,885	$5.39	3.4	$5,161
Exercisable at December 31, 2010	6,151	$6.34	2.7	$861

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was immaterial during the years ended December 31, 2010 and 2009 and was $584,000 during the year ended December 31, 2008.

Restricted stock units (“RSUs”) currently being granted under the 2004 Plan are generally subject to vesting over a period of three years, varying from graded vesting or performance-based conditions in combination with graded vesting, as well as other possible vesting schedules as determined at the date of grant by the Board of Directors.  The fair value of the RSUs, equivalent to the Company’s stock price at the date of grant, is expensed over the vesting term.

A summary of RSU activity for 2010 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(RSUs in thousands)
Nonvested shares outstanding at January 1, 2010	436	$3.40
Granted	783	$3.44
Vested	(168)	$3.99
Forfeited	(32)	$3.46
Nonvested shares outstanding at December 31, 2010	1,019	$3.39

The total fair value of RSUs that vested during the years ended December 31, 2010 and 2009, was $658,000 and $307,000, respectively.  No RSUs vested during the year ended December 31, 2008.

As of December 31, 2010, there was approximately $4.9 million of total unrecognized compensation cost related to the nonvested stock options and RSUs disclosed in the tables above.  That cost is expected to be recognized over a weighted average period of 2.4 years.

At December 31, 2010, there were approximately 13,241,000 shares of CIBER common stock reserved for share-based awards outstanding and available future grants under our share-based plans.

Through December 31, 2010, our Employee Stock Purchase Plan (“ESPP”), which is a non-qualified plan, allowed eligible employees to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value on the first or last day of the applicable offering period, which is equal to three months.  Under this plan, substantially all employees may elect to contribute up to $6,000 of their compensation during one calendar year.  In 2010, 2009 and 2008, we issued approximately 1,060,000, 1,030,000 and 475,000 shares, respectively, under our ESPP and the related compensation cost recorded was approximately $814,000 for 2010, $900,000 for 2009 and $740,000 for 2008.  We modified our ESPP such that beginning in 2011, eligible employees will be allowed to purchase shares of our common stock at a price equal to 95% of fair market value on the last day of the applicable three-month offering period.  Due to these changes, the Company will have no related compensation cost for our ESPP in 2011.

Sale of Common Stock — During the year ended December 31, 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our then-outstanding senior secured reducing revolving credit facility.

Repurchase Program— CIBER has had a common stock share repurchase program since 1999 that has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase.  Under the most recent authorization in October 2009, the Board approved an additional $5 million for future repurchases of our common stock.  Under the program in 2010, we repurchased approximately 656,000 shares of common stock at a cost of $2.4 million.  At December 31, 2010, there was approximately $3.1 million remaining for future repurchases under this program, however, the Company is currently not permitted to make additional repurchases under the terms of our amended Senior Credit Facility.

Shelf Registration Statements on Form S-4 — At December 31, 2010, we have two effective registration statements on Form S-4, under which together approximately 13,469,000 shares of our common stock remain available.  The shares available under either one of these registration statements may be used by CIBER from time to time in connection with future business combinations.

Shelf Registration Statement on Form S-3 — At December 31, 2010, we have an effective registration statement on Form S-3, under which up to $100 million of debt securities, shares of our common stock, shares of our preferred stock and warrants may be sold in the future.  This registration statement enables us to raise funds from the offering of such instruments described above from time to time, subject to market conditions and our capital needs.

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

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Comprehensive income (loss):
Consolidated net income (loss)	$(77,690)	$15,116	$27,813
Gain (loss) on hedging activity, net of tax	(86)	(198)	89
Foreign currency translation adjustments	(11,462)	13,397	(31,938)
Comprehensive income (loss)	(89,238)	28,315	(4,036)
Comprehensive income (loss) attributable to noncontrolling interests	(546)	181	646
Comprehensive income (loss) attributable to CIBER, Inc.	$(88,692)	$28,134	$(4,682)

The balance of “accumulated other comprehensive income” reflected on the Consolidated Balance Sheets was comprised of the following:

	Foreign Currency Translation	Hedge Loss	Total
	(In thousands)
Balance at January 1, 2009	$(983)	$—	$(983)
Change in foreign currency translation	13,374	—	13,374
Change in fair value of net investment hedges, net of tax	—	(198)	(198)
Balance at December 31, 2009	12,391	(198)	12,193
Change in foreign currency translation	(11,446)	—	(11,446)
Change in fair value of cash flow hedges, net of tax	—	(86)	(86)
Balance at December 31, 2010	$945	$(284)	$661

In 2010 and 2009, we had losses of $481,000 and $479,000, respectively, on our interest rate swaps (cash flow hedges) that were reclassified to interest expense.

(15) Segment Information

Our reportable segments are our operating divisions, which are organized internally primarily by the nature of their services, client base and geography, and consist of our International division, which includes Europe, Eastern Asia, Australia and New Zealand, and our Custom Solutions, U.S. ERP, Federal and IT Outsourcing divisions.  Our International division provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services, with SAP-related solutions and services accounting for 60% to 65% of its total revenue in 2010.  Our Custom Solutions division provides application development, integration and support services.  Our India-based operations are considered part of our Custom Solutions division.  Our U.S. ERP division primarily provides enterprise software implementation services, including ERP software from software vendors such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing, and remote application support services.

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

Our largest client, the various agencies of the U.S. federal government, collectively accounted for approximately 11% of total revenue in each of 2010, 2009 and 2008.  No other client accounted for more than 4% of our total revenue in 2010.  Our IT Outsourcing division had a client in 2010 that accounted for 19% of total division revenue.  Substantially all of our Federal divisions’ revenue is funded by the U.S. federal government, including our contracts with several federal government prime contractors.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues:
International	$385,155	$349,834	$406,071
Custom Solutions	368,682	372,168	466,208
U.S. ERP	133,662	126,443	122,163
Federal	117,545	117,613	127,391
IT Outsourcing	76,947	76,341	72,453
Total segment revenues	1,081,991	1,042,399	1,194,286
Corporate/Inter-segment	(10,648)	(4,699)	(2,719)
Total revenues	$1,071,343	$1,037,700	$1,191,567

Operating income (loss):
International	$19,842	$20,107	$30,795
Custom Solutions	25,002	24,125	45,170
U.S. ERP	3,445	9,764	1,196
Federal	1,979	5,994	8,682
IT Outsourcing	(1,407)	(1,823)	(244)
Total segment operating income	48,861	58,167	85,599
Corporate expenses	(35,582)	(24,517)	(25,387)
Goodwill impairment	(112,000)	—	—
Amortization of intangibles	(4,429)	(5,891)	(6,274)
Total operating income (loss)	$(103,150)	$27,759	$53,938

Assets (1):
International	$72,123	$57,557	$59,989
Custom Solutions	56,210	58,793	89,473
U.S. ERP	58,206	38,495	32,154
Federal	22,935	29,638	34,382
IT Outsourcing	8,546	10,983	5,477
Total	$218,020	$195,466	$221,475
Other information:
Total foreign revenue (2)	$410,142	$363,192	$429,843
Total foreign long-lived assets (3)	158,503	157,809	151,874

(1) Operating segment assets directly attributed to an operating segment and provided to the chief executive officer only include net accounts receivable and deferred revenues.

(2) Represents sales to all foreign clients based on client locations.

(3) This balance includes $142.6 million, $142.8 million and $138.1 million of goodwill and other intangible assets as of December 31, 2010, 2009 and 2008, respectively.

(16) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Acquisitions:
Fair value of assets recorded, excluding cash	$8,385	$5,279	$8,315
Liabilities recorded	(4,805)	(949)	(1,385)
Noncontrolling interest reduction	—	—	860
Cash paid for acquisitions, net of cash acquired	$3,580	$4,330	$7,790
Supplemental investing and financing activities:
Cash paid for interest	$6,639	$5,673	$10,241
Cash paid for income taxes, net	2,825	1,419	8,966

(17) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2010
Revenues	$262,690	$265,393	$265,882	$277,378	$1,071,343
Gross profit	65,539	66,528	65,538	65,015	262,620
Operating income (loss)	7,157	(111,163)	7,141	(6,285)	(103,150)
Consolidated net income (loss)	3,300	(81,062)	3,364	(3,292)	(77,690)
Net income (loss) attributable to CIBER, Inc.	3,525	(80,773)	3,402	(3,314)	(77,160)
Earnings (loss) per share — basic and diluted	0.05	(1.16)	0.05	(0.05)	(1.11)

Year ended December 31, 2009
Revenues	$258,475	$260,604	$256,367	$262,254	$1,037,700
Gross profit	64,882	65,929	64,957	63,525	259,293
Operating income	7,016	7,468	7,034	6,241	27,759
Consolidated net income	4,297	4,709	3,559	2,551	15,116
Net income attributable to CIBER, Inc.	4,265	4,656	3,505	2,532	14,958
Earnings per share — basic and diluted	0.07	0.07	0.05	0.04	0.22

(1) During the second quarter of 2010, we recorded a goodwill impairment charge of $112.0 million to write-down the goodwill associated with certain segments.  The goodwill impairment charge is only partially tax-affected and resulted in a $30.8 million (27.5%) deferred tax benefit.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - During the fiscal period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The attestation report on our internal control over financial reporting as of December 31, 2010, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

We have audited CIBER, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 25, 2011

Item 9B.  Other Information

Item 5.02(e).  Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The compensation committee of the board of directors of CIBER, Inc., has approved forms of employment and confidentiality agreements for the Company’s executive vice presidents, senior vice presidents and vice presidents, which detail compensation, benefits, termination conditions, including severance and change in control payments, and non-compete and non-solicitation provisions.  Certain of our Section 16 officers, including Tony Hadzi and Marcia M. Kim, will be subject to these agreements.

The foregoing description of the employment and confidentiality agreements for the Company’s executive vice presidents, senior vice presidents and vice presidents is qualified in its entirety by reference to the forms of these agreements attached as Exhibit 10.21, Exhibit 10.22 and Exhibit 10.23, respectively, to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.01(d). Exhibits

10.21       Form of Employment and Confidentiality Agreement (Executive Vice Presidents)

10.22       Form of Employment and Confidentiality Agreement (Senior Vice Presidents)

10.23       Form of Employment and Confidentiality Agreement (Vice Presidents)

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2011 Annual Meeting of Shareholders scheduled for May 18, 2011 (the “2011 Proxy Statement”), within 120 days after December 31, 2010, and certain information included therein is incorporated herein by reference.

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

The additional information required by this item is incorporated by reference from the sections captioned “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Practices” in CIBER’s 2011 Proxy Statement.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Corporate Governance Practices” in CIBER’s 2011 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010, regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by shareholders	8,745,433	(2)	$5.73	3,937,151	(3)
Equity compensation plans/arrangements not approved by shareholders (4)	1,471,941		$3.10	—
Total	10,217,374			3,937,151

(1) Excludes securities reflected in 1st column.

(2) Consists of 7,726,181 stock options with a weighted average exercise price of $5.73 and 1,019,252 restricted stock units.

(3) Includes 3,023,311 shares remaining available for future grants at December 31, 2010, under our 2004 Incentive Plan, plus 913,840 shares available for future sales to employees under our Employee Stock Purchase Plan.

(4) Represents 1,400,000 shares issued under the Inducement Plan for our new chief executive officer and 71,941 shares issued under the SCB Employee Inducement Award Plan.

The additional information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CIBER’s 2011 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices” in CIBER’s 2011 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Independent Registered Public Accounting Firm” in CIBER’s 2011 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Operations — Years Ended December 31, 2010, 2009 and 2008
		Consolidated Balance Sheets — December 31, 2010 and 2009
		Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2010, 2009 and 2008
		Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008
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

CIBER, Inc.

Date:	February 25, 2011	By:	/s/ David C. Peterschmidt
David C. Peterschmidt

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER H. CHEESBROUGH	Chief Financial Officer, Executive Vice	February 25, 2011
Peter H. Cheesbrough	President, Treasurer and Director
(Principal Financial Officer)

/s/ PAUL A. JACOBS	Chairman of the Board	February 25, 2011
Paul A. Jacobs

/s/ STEPHEN S. KURTZ	Director	February 25, 2011
Stephen S. Kurtz

/s/ KURT J. LAUK	Director	February 25, 2011
Kurt J. Lauk

/s/ CHRISTOPHER L. LOFFREDO	Vice President and Chief Accounting Officer	February 25, 2011
Christopher L. Loffredo	(Principal Accounting Officer)

/s/ ARCHIBALD J. MCGILL	Director	February 25, 2011
Archibald J. McGill

/s/ DAVID C. PETERSCHMIDT	Chief Executive Officer, President and Director	February 25, 2011
David C. Peterschmidt	(Principal Executive Officer)

/s/ JAMES C. SPIRA	Director	February 25, 2011
James C. Spira

/s/ BOBBY G. STEVENSON	Founder and Director	February 25, 2011
Bobby G. Stevenson

/s/ JAMES C. WETHERBE	Director	February 25, 2011
James C. Wetherbe

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2

Amended and Restated Bylaws of CIBER, Inc., as adopted February 15, 2001; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted February 18, 2003; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted May 3, 2005; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted February 25, 2009

		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association.	8-A/A	001-13103	5/2/2008
10.1*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of CIBER, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4*	CIBER, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.6*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.7*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.8*	CIBER, Inc. 2004 Incentive Plan, as amended April 29, 2008	8-K	001-13103	5/5/2008
10.9*	Employment agreement with Terje Laugerud dated January 1, 2003	10-K	001-13103	3/14/2005
10.10*	Employment agreement with Peter Cheesbrough dated October 31, 2007	8-K/A	001-13103	11/2/2007
10.11*	CIBER, Inc. Employee Stock Purchase Plan, as amended and restated May 4, 2009	S-8	333-159635	6/1/2009
10.12

Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated August 20, 2009

		8-K	001-13103	8/20/2009
10.13	Security and Pledge Agreement, by and among CIBER, Inc. and certain subsidiaries of CIBER, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent, dated August 20, 2009	8-K	001-13103	8/20/2009
10.14

First Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated February 18, 2010

		8-K	001-13103	2/22/2010
10.15*	Employment Agreement, dated July 1, 2010, between CIBER, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.16*	CIBER Non-Qualified Option Agreement, dated July 1, 2010, between CIBER and David Peterschmidt	8-K	001-13103	7/1/2010
10.17

Second Amendment to Amended and Restated Credit Agreement and Waiver, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated August 2, 2010

		8-K	001-13103	8/5/2010
10.18*	Executive Transition Agreement, dated August 2, 2010, between CIBER, Inc. and Mac J. Slingerlend	8-K	001-13103	8/5/2010
10.19*	Description of Board of Director Compensation Program	8-K	001-13103	11/12/2010
10.20

Third Amendment to Amended and Restated Credit Agreement and Waiver, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated February 18, 2011

		8-K	001-13103	2/22/2011
10.21*	Form of Employment and Confidentiality Agreement (Executive Vice Presidents)		Filed herewith
10.22*	Form of Employment and Confidentiality Agreement (Senior Vice Presidents)		Filed herewith
10.23*	Form of Employment and Confidentiality Agreement (Vice Presidents)		Filed herewith
21.1	List of Subsidiaries of CIBER, Inc.		Filed herewith
23.1	Consent of Ernst & Young, LLP		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

*     Indicates a management contract or compensatory plan or arrangement.