Form 10-Q
period 2011-03-31
CIBER INC
filed 2011-05-03
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 71,210,061 shares of the registrant’s Common Stock outstanding as of March 31, 2011.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
Consulting services	$269,281	$247,982
Other revenue	13,169	14,708
Total revenues	282,450	262,690

OPERATING EXPENSES
Cost of consulting services	201,441	186,460
Cost of other revenue	8,229	10,222
Selling, general and administrative	64,204	57,597
Amortization of intangible assets	835	1,254
Total operating expenses	274,709	255,533

OPERATING INCOME	7,741	7,157

Interest income	57	95
Interest expense	(1,615)	(2,013)
Other income (expense), net	(785)	61

INCOME BEFORE INCOME TAXES	5,398	5,300
Income tax expense	1,202	2,000

CONSOLIDATED NET INCOME	4,196	3,300
Net income (loss) attributable to noncontrolling interests	73	(225)

NET INCOME ATTRIBUTABLE TO CIBER, INC.	$4,123	$3,525

Earnings per share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average shares outstanding:
Basic	70,936	69,353
Diluted	72,091	69,633

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$57,580	$69,329
Accounts receivable, net of allowances of $9,972 and $9,413, respectively	242,858	239,214
Prepaid expenses and other current assets	28,234	24,608
Deferred income taxes	12,176	12,161
Total current assets	340,848	345,312

Property and equipment, net of accumulated depreciation of $64,731 and $60,732, respectively	27,597	26,443
Goodwill	346,664	338,908
Other intangible assets, net	1,616	2,357
Other assets	9,102	9,344

TOTAL ASSETS	$725,827	$722,364

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$10,461	$10,473
Accounts payable	33,301	49,835
Accrued compensation and related liabilities	70,518	72,918
Deferred revenue	20,785	21,194
Income taxes payable	12,929	9,760
Other accrued expenses and liabilities	47,273	48,768
Total current liabilities	195,267	212,948

Long-term debt	78,168	77,879
Deferred income taxes	5,137	6,159
Other long-term liabilities	6,973	5,878
Total liabilities	285,545	302,864

Commitments and contingencies

Equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 3,277 and 4,363 shares, respectively	(18,779)	(25,003)
Additional paid-in capital	326,533	325,177
Retained earnings	119,638	118,113
Accumulated other comprehensive income	12,260	661
Total CIBER, Inc. shareholders’ equity	440,397	419,693
Noncontrolling interests	(115)	(193)
Total equity	440,282	419,500

TOTAL LIABILITIES AND EQUITY	$725,827	$722,364

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total Equity
BALANCES AT JANUARY 1, 2011	74,487	$745	(4,363)	$(25,003)	$325,177	$118,113	$661	$(193)	$419,500
Consolidated net income	—	—	—	—	—	4,123	—	73	4,196
Gain on hedging activity, net of $33 tax	—	—	—	—	—	—	55	—	55
Foreign currency translation	—	—	—	—	—	—	11,544	5	11,549
Treasury shares issued under employee share plans	—	—	1,086	6,224	(33)	(2,598)	—	—	3,593
Tax benefit from employee share plans	—	—	—	—	290	—	—	—	290
Share-based compensation	—	—	—	—	1,099	—	—	—	1,099
BALANCES AT MARCH 31, 2011	74,487	$745	(3,277)	$(18,779)	$326,533	$119,638	$12,260	$(115)	$440,282

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$4,196	$3,300
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation	2,997	2,999
Amortization of intangible assets	835	1,254
Deferred income tax expense (benefit)	(2,734)	220
Provision for doubtful receivables	573	746
Share-based compensation expense	1,099	1,035
Other, net	1,159	1,480
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,108	(8,110)
Other current and long-term assets	(1,813)	(2,249)
Accounts payable	(17,534)	(3,880)
Accrued compensation and related liabilities	(2,791)	(2,715)
Other current and long-term liabilities	(5,230)	585
Income taxes payable/refundable	1,283	532
Net cash used in operating activities	(16,852)	(4,803)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(3,757)	(3,046)
Net cash used in investing activities	(3,757)	(3,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	107,842	78,135
Payments on long-term debt	(107,878)	(82,771)
Employee stock purchases and options exercised	3,593	536
Purchases of treasury stock	—	(2,127)
Excess tax benefits from share-based compensation	315	53
Credit facility origination/amendment fees paid	(190)	(501)
Net cash provided by (used in) financing activities	3,682	(6,675)
Effect of foreign exchange rate changes on cash and cash equivalents	5,178	(2,073)
Net decrease in cash and cash equivalents	(11,749)	(16,597)
Cash and cash equivalents, beginning of period	69,329	67,424
Cash and cash equivalents, end of period	$57,580	$50,827

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and its subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.  We reclassified certain revenue for 2010 periods presented between “consulting services” and “other revenue,” and we reclassified the costs related to these revenues between “cost of consulting services” and “cost of other revenue” to conform to the current period presentation.

Other Income (Expense), Net — Other income (expense), net consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Foreign exchange gains (losses), net	$(178)	$60
Change in fair value of acquisition-related contingent consideration	(620)	—
Other	13	1
Other income (expense), net	$(785)	$61

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income attributable to CIBER, Inc.	$4,123	$3,525
Denominator:
Basic weighted average shares outstanding	70,936	69,353
Dilutive effect of employee stock plans	1,155	280
Diluted weighted average shares outstanding	72,091	69,633

Earnings per share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Dilutive securities are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.  The approximate average number of anti-dilutive securities omitted from the computation of diluted weighted average shares outstanding was 5,637,000 and 9,040,000 for the three months ended March 31, 2011 and 2010, respectively.

(3) Executive Charges

In 2010, we entered into an Executive Transition Agreement with our former President/Chief Executive Officer in connection with his separation from CIBER as its president and chief executive officer and his resignation as a director.  Under this agreement, we agreed to make certain cash payments to him in 2011, to accelerate vesting on certain stock options and restricted stock units and to provide certain insurance and other miscellaneous benefits.  At December 31, 2010, we had a remaining accrued liability balance of $5.5 million related to this agreement.  Since the beginning of 2011, we have paid out approximately $2.6 million, leaving a remaining accrued liability balance of $2.9 million at March 31, 2011, which is included in “other accrued expenses and liabilities” on the Consolidated Balance Sheets.

(4) Fair Value Measurements

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

Level 3:	Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions.

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Total Fair Value as of	Fair Value Measurements as of March 31, 2011 Using
	March 31,	Fair Value Hierarchy
Description	2011	Level 1	Level 2	Level 3
	(In thousands)
Interest rate swap liability	$370	$—	$370	$—
Acquisition-contingent consideration liability	$6,222	$—	$—	$6,222

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

The estimated fair value of the acquisition-related contingent consideration was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets, as well as the discount rate of 15% used to determine the present value of the liability.  The value of the liability changed by $1.2 million between December 31, 2010 and March 31, 2011.  A change in management’s estimates of profitability and sales targets increased the value of the liability by $0.6 million and was recorded in “other income (expense), net” on the Consolidated Statement of Operations.  The value of the liability also increased by $0.2 million of interest accretion and $0.4 million due to foreign exchange rate changes, which have been recorded as a component of other comprehensive income.

(5) Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Comprehensive income (loss):
Consolidated net income	$4,196	$3,300
Gain (loss) on hedging activity, net of tax	55	(32)
Foreign currency translation adjustments	11,549	(11,886)
Comprehensive income (loss)	15,800	(8,618)
Comprehensive income (loss) attributable to noncontrolling interests	78	(238)
Comprehensive income (loss) attributable to CIBER, Inc.	$15,722	$(8,380)

(6) Segment Information

Our reportable segments are our operating divisions, which consist of our International division, our North America division, our Federal division and our IT Outsourcing division.  Our International division operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand, and provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our U.S. ERP division.  This division primarily provides application development, integration and support, as well as software implementation services for Enterprise Resource Planning (“ERP”) software from software vendors such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing and remote application support services.  Beginning in 2011, the IT Outsourcing division also includes our Technology Solutions Group Practice that provides IT infrastructure products and architecture.  In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions.  All 2010 segment data has been adjusted to conform to the 2011 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
International	$118,105	$92,006
North America	115,015	121,108
Federal	27,537	30,017
IT Outsourcing	23,596	20,443
Total segment revenues	284,253	263,574
Corporate/Inter-segment	(1,803)	(884)
Total revenues	$282,450	$262,690

Operating income:
International	$8,114	$4,099
North America	6,775	10,714
Federal	1,195	605
IT Outsourcing	400	(82)
Total segment operating income	16,484	15,336
Corporate expenses	(7,908)	(6,925)
Amortization of intangible assets	(835)	(1,254)
Total operating income	$7,741	$7,157

	March 31, 2011	December 31, 2010
	(In thousands)
Assets(1):
International	$83,748	$72,123
North America	99,782	94,247
Federal	24,906	22,935
IT Outsourcing	13,637	28,715
Total	$222,073	$218,020

(1) Operating segment assets directly attributed to an operating segment and provided to the chief executive officer only include net accounts receivable and deferred revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.  References to “we,” “our,” “us,” “the Company” or “CIBER” in this Quarterly Report on Form 10-Q refer to CIBER, Inc. and its subsidiaries.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify forward-looking statements.  For example, we make certain forward-looking statements regarding our current estimates for revenue and profitability for certain of our business units for 2011.  These statements reflect a number of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements.  These risks include, without limitation, risks that: (1) economic and political conditions, including regulatory or legislative action, adversely affect us or our clients’ businesses and levels of business activity; (2) we cannot expand and develop our services and solutions in response to changes in technology and client demand; (3) we cannot compete effectively in the highly competitive consulting, systems integration and technology and outsourcing markets; (4) our work in the government contracting environment exposes us to additional risks; (5) our clients may terminate their contracts with us or they may be unable or unwilling to pay us for our services, which may impact our accounting assumptions; (6) our outsourcing services subject us to operational and financial risk; (7) the type and level of technology spending by our clients may change; (8) we cannot maintain favorable pricing and utilization rates; (9) our business is restricted by our current level of indebtedness and we could breach our financial covenants, and/or be unable to amend, extend or replace our current debt facility under favorable terms; (10) legal liability may result from solutions or services we provide; (11) we cannot anticipate the cost and complexity of performing our work or we are not able to control our costs; (12) our global operations are subject to complex risks, some of which might be beyond our control, including, but not limited to, fluctuations in foreign exchange rates; (13) we cannot balance our resources with client demand or hire sufficient employees with the required skills and background; (14) we may incur liability from our subcontractors’ or other third parties’ failure to deliver their project contributions on time or at all; (15) we cannot manage the organizational challenges associated with our size or our business strategy; (16) consolidation in the industries that we serve could adversely affect our business; (17) our ability to attract and retain business depends on our reputation in the marketplace; (18) our share price could fluctuate due to numerous factors, including variability in revenues, operating results and profitability; and/or (19) other factors discussed from time to time in the Company’s news releases and public statements, as well as the risks, uncertainties and other factors discussed under the “Risk Factors” heading in this Form 10-Q and our most recent Annual Report on Form 10-K and other documents filed with or furnished to the Securities and Exchange Commission.  Most of these factors are beyond our ability to predict or control.  Forward-looking statements are not guarantees of performance and speak only as of the date they are made, and we undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

Our reportable segments are our operating divisions, which consist of our International division, our North America division, our Federal division and our IT Outsourcing division.  Our International division operates primarily in Western

Europe, but also has offices in China, Russia, Australia and New Zealand, and provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our U.S. ERP division.  This division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing and remote application support services.  Beginning in 2011, the IT Outsourcing division also includes our Technology Solutions Group Practice that provides IT infrastructure products and architecture.  In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions.  All 2010 segment data has been adjusted to conform to the 2011 presentation.

Our International division, which transacts business in local currencies of the countries in which it operates, comprised over one-third of our total revenues in 2010.  Generally in recent years, approximately 50% to 55% of our International division’s revenue has been denominated in Euros, approximately 15% to 20% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end, and revenues and expenses are translated at average exchange rates for the period.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  The pace of technological advancement and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence.  Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges.  In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives.  These initiatives have included going to vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited CIBER, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients.  The pricing environment continues to be extremely competitive.  A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors.  Another issue which has had and continues to have an impact on our revenues and profitability, involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work.  Additionally, we have struggled to hire enough SAP-skilled resources globally and have relied more than usual on higher-priced subcontractors, which has a negative impact on our profitability.  In connection with our extensive strategic review completed in 2010, we tightened our standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance.  However, there can be no assurances that we will be successful with such actions.  Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full.  The impact of project cancellations cannot be accurately predicted and bad debt expense will differ from our estimates, and any such events may negatively impact our results of operations.

Results of Operations — Comparison of the Three Months Ended March 31, 2011 and 2010

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2011		2010
	(Dollars in thousands)
Consulting services	$269,281	95.3%	$247,982	94.4%
Other revenue	13,169	4.7	14,708	5.6
Total revenues	$282,450	100.0%	$262,690	100.0%

Gross profit — consulting services	$67,840	25.2%	$61,522	24.8%
Gross profit — other revenue	4,940	37.5	4,486	30.5
Gross profit — total	72,780	25.8	66,008	25.1

SG&A expenses	64,204	22.7	57,597	21.9
Amortization of intangible assets	835	0.3	1,254	0.5

Operating income	$7,741	2.7%	$7,157	2.7%

Net income attributable to CIBER, Inc.	$4,123	1.5%	$3,525	1.3%

Revenues.  Total revenues increased $19.8 million, or 8%, for the three months ended March 31, 2011, compared to the same period of 2010.  Constant currency adjusted revenue increased 7%.  Significant growth in our International division, as well as improved revenues in our IT Outsourcing division more than offset decreased revenues from our North America and Federal divisions.

Revenue by segment was as follows:

	Three Months Ended March 31,
	2011	2010	% change
	(In thousands)
International	$118,105	$92,006	28.4%
North America	115,015	121,108	(5.0)
Federal	27,537	30,017	(8.3)
IT Outsourcing	23,596	20,443	15.4
Total segment revenues	284,253	263,574	7.8
Corporate/Inter-segment	(1,803)	(884)	n/m
Total revenues	$282,450	$262,690	7.5%

n/m = not meaningful

•                  International revenues improved 28% overall, or 27% on a constant currency basis.  Approximately 7% of the current period revenue growth was related to revenues from the acquisition of Segmenta A/S (“Segmenta”), a Danish-based SAP consultancy, completed in mid-2010.  The remaining improvement was generally due to increased revenues from SAP software services across most territories including growth in our key verticals of Utilities, Manufacturing and Retail, as well as impressive revenue growth at our German-based managed services practice that was started in early 2010.

•                  North America revenues declined 5% between the comparable quarters, driven in part by the expected conclusion of several engagements late last year and in early 2011. The revenue from these engagements was not sufficiently replaced due to some project delays and cancellations, as well as weaker than expected new sales performance related to several sales positions remaining unfilled and newly-added sales members that are not yet fully effective in their roles. These sales challenges in North America are expected to continue into the second quarter, but are being aggressively addressed to improve future results.

•                  Federal revenues decreased 8% mainly due to a decline in lower-margin material sales, as well as reduced levels of work at two large clients in our Defense Technology Systems practice. Additionally, the U.S. Government’s budget stalemate during the first quarter of 2011 impacted and will continue to impact the Federal division in the coming quarters as officials at various agencies delayed contracts and curtailed IT upgrades. However, while the budget stalemate postponed awards of new business, it did create opportunities through extensions of several existing contracts, which helped to offset the reduced work mentioned above.

•                  IT Outsourcing revenue improved 15% during the current quarter, with approximately one-third coming from new client growth and the balance of the revenue improvement generally related to expansion of services at several existing clients.

Gross Profit.  In total, our gross profit margin improved to 25.8% for the three months ended March 31, 2011, from 25.1% for the same period in 2010.  The International division contributed to the gross margin improvement through increased consultant utilization rates and improved project execution.  Partially offsetting the improvement in International, North America’s gross margins were negatively impacted by the continuation of a few lower-margin, fixed-price projects, as well as insufficient new sales and, to a lesser extent, decreased consultant utilization.

Selling, general and administrative costs.  Our SG&A costs increased $6.6 million, or 11%, to $64.2 million for the three months ended March 31, 2011, primarily due to sales and support costs related to growth in our International division.  SG&A costs as a percentage of revenue increased 80 basis points to 22.7% for the three months ended March 31, 2011, from 21.9% for the three months ended March 31, 2010, primarily due to lower than expected revenues in our North America division.  Management severance amounts of approximately $1.1 million also impacted the three months ended March 31, 2011.

Operating income.  Operating income was $7.7 million for the three months ended March 31, 2011, up 8% from the same period of last year.  As a percentage of revenue, operating income remained flat at 2.7%.

Operating income by segment was as follows:

				2011	2010
	Three Months Ended March 31,		%	% of	% of
	2011	2010	change	revenue*	revenue*
	(In thousands)
International	$8,114	$4,099	98.0%	6.9%	4.5%
North America	6,775	10,714	(36.8)	5.9	8.8
Federal	1,195	605	97.5	4.3	2.0
IT Outsourcing	400	(82)	587.8	1.7	(0.4)
Total segment operating income	16,484	15,336	7.5	5.8	5.8
Corporate expenses	(7,908)	(6,925)		(2.8)	(2.6)
Amortization of intangible assets	(835)	(1,254)		(0.3)	(0.5)
Total operating income	$7,741	$7,157		2.7%	2.7%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  International operating income improved by $4.0 million, or 240 basis points, driven by improved gross margins related to higher consultant utilization levels and improved project execution combined with continued management of SG&A expenses.

•                  North America’s operating income declined by $3.9 million, or 290 basis points, between the comparable periods due to our inability to fully offset expected project conclusions with new project sales, continued work in the current three month period on a few large, lower-margin projects, as well as an increased bad debt provision.

•                  Federal operating income increased $0.6 million, or 230 basis points, related to an improvement in consulting services gross margin due to a decline in lower-margin material sales and improved margins on contract extensions.

•                  IT Outsourcing operating income improved $0.5 million, or 210 basis points, resulting from efficiency improvements in managed services and increased product sales commissions.

•                  Corporate expenses were up $1.0 million between the comparable three month periods due to increased salary expenses related to management changes and other organization transition-related expenses, including recruiting and consulting costs.

Interest expense.  Interest expense decreased $0.4 million for the three months ended March 31, 2011, compared to the same period of 2010 related to lower interest costs under our Senior Credit Facility, as well as a slightly lower average balance of borrowings outstanding.

Other income (expense), net.  Other expense, net was $0.8 million for the three months ended March 31, 2011, compared with other income, net of $0.1 million for the same period of 2010.  An increase in the fair value of our liability for acquisition-related contingent consideration represented $0.6 million of the current period expense.  Additionally, we had $0.2 million of current period foreign exchange losses compared to foreign exchange gains for the same period of 2010.

Income taxes.  Our effective tax rates were 22% and 38% for the three months ended March 31, 2011 and 2010, respectively.  The primary difference between the two rates is the result of changes in the geographic mix of income and losses.  Improved foreign results in 2011 along with a domestic loss for the current three month period, combined for a 22% blended effective rate.  For interim periods, we base our tax provision on estimated book and taxable income forecasted for the entire year.  As our various estimates for the year change, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to volatility from period to period.

Liquidity and Capital Resources

At March 31, 2011, we had an increase in working capital to $145.6 million from $132.4 million at December 31, 2010.  Our current ratio was 1.7:1 at March 31, 2011, compared to 1.6:1 at December 31, 2010.  Historically, we have used our operating cash flows, available cash reserves and borrowings, as well as periodic sales of our common stock to finance ongoing operations and business combinations.  We believe that our cash and cash equivalents, our expected operating cash flow and our available Senior Credit Facility will be sufficient to finance our working capital needs through at least the next year.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$(16,852)	$(4,803)
Investing activities	(3,757)	(3,046)
Financing activities	3,682	(6,675)
Effect of foreign exchange rate changes on cash and cash equivalents	5,178	(2,073)
Net decrease in cash and cash equivalents	$(11,749)	$(16,597)

Our balance of cash and cash equivalents was $57.6 million at March 31, 2011, compared to a balance of $69.3 million at December 31, 2010.  Typically, most of our cash balance is maintained by our foreign subsidiaries and such cash is not readily available for use by our domestic operations.  Any return of cash from our foreign subsidiaries is not planned for the foreseeable future and would likely result in significant tax consequences.  Our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.

Operating activities.  Cash used in operating activities was $16.9 million during the three months ended March 31, 2011, compared with $4.8 million for the same period of 2010.  Changes in normal short-term working capital items, primarily accounts receivable, continued to contribute to the overall reduction in cash from operations during the three months ended March 31, 2011, as compared to the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), timing of our normal bi-weekly U.S. payroll cycle, timing of variable compensation payments and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Additionally, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from International receivables and payables are typically maximized in the fourth quarter, and annual bonuses are paid during the first quarter.

Total accounts receivable increased $3.7 million to $242.9 million at March 31, 2011, from $239.2 million at December 31, 2010.  There are two components to our accounts receivable balance; the primary component is accounts receivable related to sales of consulting services, and the other component is accounts receivable for hardware sold by our Technology Solutions Group Practice.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Accounts receivable - services	$(13,741)	$(12,548)
Accounts receivable - hardware	14,849	4,438
Net cash provided by (used in) accounts receivable	$1,108	$(8,110)

The hardware receivables declined $14.8 million during the three months ended March 31, 2011, with a corresponding $13.2 million reduction in our accounts payable balance related to hardware sales as we paid vendors for IT hardware sold, for a net positive impact on cash flows of $1.6 million for the current three month period.  Offsetting the improvement in accounts receivable related to hardware sales was a $13.7 million use of cash in consulting services accounts receivable, which caused an increase in total accounts receivable day’s sales outstanding (“DSO”) to 66 days at March 31, 2011, compared to 62 days at December 31, 2010.  During the three months ended March 31, 2011, we experienced increased DSO both domestically and from our International division.  Our domestic DSO has been negatively impacted by the timing of billing milestones on certain larger, fixed-price contracts, which is a carryover issue from the second half of 2010.  We have experienced several delays in customer acceptance of applicable milestones, thereby limiting our ability to bill for our services.  In addition, economic conditions have negatively affected the business conditions of some of our clients, including those in the public sector, resulting in payment delays and, in some cases, increased bad debt provisions for CIBER, as well as a small number of delivery issues that also contributed to our past due balances.  Our International division typically experiences slower receivable payments in the first half of the year with improvement in the second half of the year and their lowest DSO levels typically occur in December.  Additionally, improved International sales also increased accounts receivables balances in early 2011.  In comparison, for the three months ended March 31, 2010, our domestic DSO improved and our International division experienced their typical seasonal increase in DSO, which was a predominant reason for the negative operating cash flow during this time period.

An additional negative impact on cash from operations for the three months ended March 31, 2011, was the fluctuation in our accrued compensation and related liabilities, which caused fluctuations due to both timing of payments and changes in the structure of our variable compensation programs, with annual bonus payments that were higher in the three months ended March 31, 2011, compared with the same period of the prior year.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.  In addition to the hardware accounts payable (mentioned above in the accounts receivable discussion), we also paid $2.6 million to our former chief executive officer, and incurred higher subcontractor payments during the three months ended March 31, 2011.

Investing activities.  Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment.  Spending on property and equipment increased to $3.8 million during the three months ended March 31, 2011, from $3.0 million in the same period of 2010.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure.  Larger capital spending projects typically relate to periodic investments in our client support-based infrastructure for our domestic and offshore delivery centers and data center operations, and such investments will fluctuate from period to period.  In 2011, we are expanding our delivery center operations in India, which we estimate could cost up to $5 million.  We also plan to make other capital investments to begin enhancing our information management systems, develop management and sales tools and work on unifying our systems globally.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under the revolving credit portion of our Senior Credit Facility.  This fluctuates based on cash provided by, or used in, our domestic operations during the period as our cash receipts and disbursements are linked to the revolving credit facility.  During the three months ended March 31, 2011, our gross borrowings and payments on our long-term debt offset each other compared with net payments of $4.6 million during the three months ended March 31, 2010.  During the three months ended March 31, 2011, we had a cash inflow of $3.6 million for proceeds from employee stock plans, and during the three months ended March 31, 2010, we had a cash outflow of $2.1 million related to the repurchase of our common stock.

Senior Credit Facility.  CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  The credit available under the Senior Credit Facility may be used for the working capital needs and general corporate purposes of the Company.

The Senior Credit Facility provides for an $85 million revolving line of credit and a term loan.  The term loan balance at March 31, 2011, was $35.0 million.  The term loan requires quarterly principal reductions of $2.5 million, and therefore $10 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our consolidated balance sheets.  While we intend to amend, extend or replace this facility, unless we are able to do so through bank financing or another form of cash infusion such as stock issuance or issuance of debentures, the obligations under the Senior Credit Facility would need to be reclassified to short-term debt as of September 30, 201l.

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

Subject to applicable conditions, we may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin that ranges from 1.75% to 2.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin that ranges from 2.75% to 3.50%.  The applicable margins on our Prime loans and LIBOR loans are determined by reference to our current consolidated total leverage ratio.  We are also required to pay a commitment fee of 0.50% per annum on the unused portion of the Senior Credit Facility.  The Senior Credit Facility and the related loan documents provide for the payment of other specified recurring fees and expenses, including administrative agent fees, letter of credit and other fees.  We currently have an interest rate swap that matures on March 31, 2012, and effectively converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At March 31, 2011, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swaps, was 4.29%.

The terms of the Senior Credit Facility, as amended, include among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  A summary of these financial covenants is as follows:

•                  The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 2.50 to 1.00 on March 31, 2011.  The maximum leverage ratio reduces to 2.25 to 1.00 on December 31, 2011, and reduces to 2.00 to 1.00 on June 30, 2012.

•                  The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense plus interest expense plus scheduled funded debt payments plus any restricted payments) must be not less than 1.25 to 1.00. Capital expenditures for 2011 exclude up to $5 million in connection with the expansion of our India facilities.

•                  We must maintain twelve-month consolidated EBITDA of at least $40 million on March 31, 2011 and June 30, 2011, and at least $45 million thereafter.

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

We are required to be in compliance with the financial covenants at the end of each calendar quarter, and we were in compliance with these financial covenants as of March 31, 2011, with the following calculations for our financial covenant ratios:

Consolidated total leverage ratio — 2.16 to 1.00 (maximum permitted — 2.50 to 1.00)

Consolidated fixed charge coverage ratio — 1.47 to 1.00 (minimum permitted — 1.25 to 1.00)

Consolidated EBITDA — $44.4 million (minimum permitted - $40 million)

Asset Coverage Test — $87.5 million (not to exceed $194.3 million)

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

At March 31, 2011, we had outstanding borrowings of $87.5 million under the Senior Credit Facility.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2011, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2010, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including CIBER.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in state court in New Orleans, which was concluded in 2009 when CIBER settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  CIBER is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  However, given the complexity of the litigation, it is likely that CIBER’s motion and those of other defendants will not be decided for a significant period of time.

Item 1A.  Risk Factors

For information regarding our potential risks and uncertainties, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits

Incorporated by Reference
Exhibit				Date
Number	Exhibit Description	Form	File No.	Filed
3.1	Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005

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

		8-K	001-13103	2/22/2011

10.2*	Form of Employment and Confidentiality Agreement (Executive Vice Presidents)	10-K	001-13103	2/25/2011

10.3*	Form of Employment and Confidentiality Agreement (Senior Vice Presidents)	10-K	001-13103	2/25/2011

10.4*	Form of Employment and Confidentiality Agreement (Vice Presidents)	10-K	001-13103	2/25/2011

10.5*	Employment Agreement dated March 7, 2011 between CIBER, Inc. and Claude J. Pumilia	8-K	001-13103	3/10/2011

10.6*	Executive Transition Agreement dated March 7, 2011 between CIBER, Inc. and Peter H. Cheesbrough	8-K	001-13103	3/10/2011

10.7*	Employment Agreement dated March 28, 2011 between CIBER, Inc. and Eric D. Goldfarb	8-K	001-13103	3/28/2011

10.8*	CIBER Notice of Grant of Stock Options and Non-Qualified Option Agreement, dated March 28, 2011, between CIBER, Inc. and Eric D. Goldfarb	8-K	001-13103	3/28/2011

10.9*	CIBER Notice of Restricted Stock Units and Restricted Stock Unit Agreement, dated March 28, 2011, between CIBER, Inc. and Eric D. Goldfarb	8-K	001-13103	3/28/2011

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

*     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	May 3, 2011	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

		By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and
Treasurer