Form 10-Q
period 2011-06-30
CIBER INC
filed 2011-08-03
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

There were 72,038,350 shares of the registrant’s Common Stock outstanding as of June 30, 2011.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Consulting services	$252,585	$250,391	$521,866	$498,373
Other revenue	15,257	15,002	28,426	29,710
Total revenues	267,842	265,393	550,292	528,083

OPERATING EXPENSES
Cost of consulting services	202,969	188,069	404,410	374,529
Cost of other revenue	9,486	10,523	17,715	20,745
Selling, general and administrative	64,940	64,944	129,144	122,541
Goodwill impairment	16,300	112,000	16,300	112,000
Amortization of intangible assets	682	1,020	1,517	2,274
Total operating expenses	294,377	376,556	569,086	632,089

OPERATING LOSS	(26,535)	(111,163)	(18,794)	(104,006)

Interest income	148	29	205	124
Interest expense	(1,995)	(1,451)	(3,610)	(3,464)
Other income (expense), net	(2,688)	561	(3,473)	622

LOSS BEFORE INCOME TAXES	(31,070)	(112,024)	(25,672)	(106,724)
Income tax expense (benefit)	27,195	(30,962)	28,397	(28,962)

CONSOLIDATED NET LOSS	(58,265)	(81,062)	(54,069)	(77,762)
Net income (loss) attributable to noncontrolling interests	108	(289)	181	(514)

NET LOSS ATTRIBUTABLE TO CIBER, INC.	$(58,373)	$(80,773)	$(54,250)	$(77,248)

Loss per share:
Basic and diluted	$(0.81)	$(1.16)	$(0.76)	$(1.11)

Weighted average shares outstanding:
Basic and diluted	71,695	69,389	71,316	69,371

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$61,789	$69,329
Accounts receivable, net of allowances of $9,778 and $9,413, respectively	242,337	239,214
Prepaid expenses and other current assets	28,381	24,608
Deferred income taxes	2,615	12,161
Total current assets	335,122	345,312

Property and equipment, net of accumulated depreciation of $68,340 and $60,732, respectively	27,977	26,443
Goodwill	331,882	338,908
Other intangible assets, net	1,192	2,357
Other assets	8,267	9,344

TOTAL ASSETS	$704,440	$722,364

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$10,487	$10,473
Accounts payable	38,303	49,835
Accrued compensation and related liabilities	63,253	72,918
Deferred revenue	22,319	21,194
Income taxes payable	12,882	9,760
Other accrued expenses and liabilities	53,159	48,768
Total current liabilities	200,403	212,948

Long-term debt	86,280	77,879
Deferred income taxes	21,826	6,159
Other long-term liabilities	7,389	5,878
Total liabilities	315,898	302,864

Commitments and contingencies

Equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 2,449 and 4,363 shares, respectively	(14,033)	(25,003)
Additional paid-in capital	327,439	325,177
Retained earnings	59,214	118,113
Accumulated other comprehensive income	15,184	661
Total CIBER, Inc. shareholders’ equity	388,549	419,693
Noncontrolling interests	(7)	(193)
Total equity	388,542	419,500

TOTAL LIABILITIES AND EQUITY	$704,440	$722,364

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total Equity
BALANCES AT JANUARY 1, 2011	74,487	$745	(4,363)	$(25,003)	$325,177	$118,113	$661	$(193)	$419,500
Consolidated net loss	—	—	—	—	—	(54,250)	—	181	(54,069)
Gain on hedging activity, net of $55 tax	—	—	—	—	—	—	89	—	89
Foreign currency translation	—	—	—	—	—	—	14,434	5	14,439
Treasury shares issued under employee share plans	—	—	1,914	10,970	—	(4,649)	—	—	6,321
Share-based compensation	—	—	—	—	2,262	—	—	—	2,262
BALANCES AT JUNE 30, 2011	74,487	$745	(2,449)	$(14,033)	$327,439	$59,214	$15,184	$(7)	$388,542

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(54,069)	$(77,762)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Goodwill impairment	16,300	112,000
Depreciation	6,083	6,025
Amortization of intangible assets	1,517	2,274
Deferred income tax expense (benefit)	24,527	(31,414)
Provision for doubtful receivables	608	1,129
Share-based compensation expense	2,262	2,330
Other, net	4,558	2,621
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,084	(29,458)
Other current and long-term assets	(1,219)	(1,176)
Accounts payable	(14,451)	986
Accrued compensation and related liabilities	(10,577)	(7,013)
Other current and long-term liabilities	(787)	9,621
Income taxes payable/refundable	726	(1,174)
Net cash used in operating activities	(21,438)	(11,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(895)	(3,528)
Purchases of property and equipment, net	(5,712)	(6,552)
Net cash used in investing activities	(6,607)	(10,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	198,897	182,066
Payments on long-term debt	(190,912)	(178,821)
Employee stock purchases and options exercised	6,321	1,311
Purchases of treasury stock	—	(2,444)
Excess tax benefits from share-based compensation	—	58
Credit facility origination/amendment fees paid	(190)	(501)
Net cash provided by financing activities	14,116	1,669
Effect of foreign exchange rate changes on cash and cash equivalents	6,389	(5,811)
Net decrease in cash and cash equivalents	(7,540)	(25,233)
Cash and cash equivalents, beginning of period	69,329	67,424
Cash and cash equivalents, end of period	$61,789	$42,191

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and its subsidiaries (together, “CIBER,” “the Company,” “we,” “our,” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.  We reclassified certain revenues for 2010 periods presented between “consulting services” and “other revenue,” and we reclassified the costs related to these revenues between “cost of consulting services” and “cost of other revenue” to conform to the current period presentation.

Other Income (Expense), Net — Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Foreign exchange gains (losses), net	$(79)	$561	$(257)	$621
Change in fair value of acquisition-related contingent consideration (1)	(2,602)	—	(3,222)	—
Other	(7)	—	6	1
Other income (expense), net	$(2,688)	$561	$(3,473)	$622

(1) Refer to Footnote 7 for further information.

Recently Issued Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amended Accounting Standards Codification Topic 820 (“ASC 820”) to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. We are currently evaluating the effect that the provisions of ASU 2011-04 will have on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends the disclosure requirements for the presentation of comprehensive income.  This guidance, effective retrospectively for interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

(2) Loss Per Share

Our computation of loss per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss attributable to CIBER, Inc.	$(58,373)	$(80,773)	$(54,250)	$(77,248)
Denominator:
Basic and diluted weighted average shares outstanding	71,695	69,389	71,316	69,371

Loss per share:
Basic and diluted loss per share	$(0.81)	$(1.16)	$(0.76)	$(1.11)

Dilutive securities are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.  The approximate average number of anti-dilutive securities omitted from the computation of diluted weighted average shares outstanding was 8,167,000 and 9,085,000 for the three months ended June 30, 2011 and 2010, respectively, and 7,480,000 and 9,202,000 for the six months ended June 30, 2011 and 2010, respectively.

(3) Executive Charge Liability

In 2010, we entered into an Executive Transition Agreement with our former President/Chief Executive Officer in connection with his separation from CIBER as its president and chief executive officer and his resignation as a director.  Under this agreement, we agreed to make certain cash payments to him in 2011, to accelerate vesting on certain stock options and restricted stock units and to provide certain insurance and other miscellaneous benefits.  At December 31, 2010, we had a remaining accrued liability balance of $5.5 million related to this agreement.  Since the beginning of 2011, we have paid out approximately $2.6 million, leaving a remaining accrued liability balance of $2.9 million at June 30, 2011, which is included in “other accrued expenses and liabilities” on the Consolidated Balance Sheets.

(4) Goodwill

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

We compared the carrying value of each of our four reporting units to its estimated fair value at June 30, 2011.  We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The annual average revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 8%, with an overall weighted average of 6%.  We have projected operating profit margin improvement as we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit’s estimated weighted average cost of capital and ranged from 13% to 15%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.5 and enterprise value/EBITDA multiples ranging from 3.5 to 6.4 in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 37%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2011, we estimated that the fair values for our International, North America and Federal reporting units exceeded their carrying amounts by 58%, 32% and 19%, respectively, thus no impairment was indicated.  We also determined that the estimated fair value of our IT Outsourcing reporting unit was less than its respective carrying amount by 24%, indicating impairment may exist for this division.

Because indicators of impairment existed for our IT Outsourcing reporting unit, we performed the second step of the test to determine the implied fair value of goodwill for that reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $16.3 million in 2011, which represented 63% of the goodwill of the IT Outsourcing reporting unit prior to the impairment charge.  The impairment charge in our IT Outsourcing division is primarily a result of the decreased operating performance of the division, including a lag in new sales and our inability to achieve operational efficiencies.

We have adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that additional impairment charges will not be required in the future.

As a result of the changes to our reportable segments effective January 1, 2011, $8.7 million of the goodwill previously attributable to our former U.S. ERP division was allocated to our IT Outsourcing division and the balance of $45.6 million was allocated to our North America division.  The changes in the carrying amount of goodwill during the six months ended June 30, 2011, were as follows:

	International	North America	Federal	IT Outsourcing	Total
	(In thousands)
Balance at January 1, 2011	$140,752	$127,815	$44,264	$26,077	$338,908
Goodwill impairment	—	—	—	(16,300)	(16,300)
Adjustments on prior acquisition	135	—	—	—	135
Effect of foreign exchange rate changes	9,139	—	—	—	9,139
Balance at June 30, 2011	$150,026	$127,815	$44,264	$9,777	$331,882

(5) Borrowings

CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  At June 30, 2011, we had outstanding borrowings of $95.7 million under the Senior Credit Facility.  The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $32.5 million at June 30, 2011.  The term loan requires quarterly principal reductions of $2.5 million, and therefore $10 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our consolidated balance sheets.  Based on the scheduled maturity date, absent an amendment to the Senior Credit Facility, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt as of September 30, 201l.  As a result, prior to the issuance of our financial statements for the period ending on September 30, 2011, we intend to amend this facility to provide for an extension of the maturity date.  There can be no assurances that we will be successful in this regard.

The Senior Credit Facility contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  We are required to be in compliance with the financial covenants at the end of each calendar quarter.  Due to a decline in our operating profits during the three months ended June 30, 2011, as well as non-cash charges for goodwill impairment and to provide a valuation allowance for all of our domestic deferred tax assets, we failed to achieve compliance with all of our financial covenants under our Senior Credit Facility, other than the asset coverage test, as of June 30, 2011.

On July 28, 2011, our lenders agreed to waive our financial covenant non-compliance at June 30, 2011, as well as to  amend certain terms and conditions of the Senior Credit Facility.  The amendment, among other things, 1) increases the rates applicable to our borrowings by 1.00%; 2) revises the minimum and/or maximum levels permitted under the consolidated total leverage ratio, the consolidated fixed charge coverage ratio and the minimum EBITDA for the next two quarters ended September 30, 2011 and December 31, 2011; and 3) amends the definition of Consolidated Fixed Charges related to the quantification of consolidated tax expense, as well as the definition of Consolidated EBITDA to exclude the goodwill impairment charge and non-cash expense related to the adjustment to our contingent consideration liability recognized during the quarter ended June 30, 2011.  Based on management’s current estimates, we do not currently believe a further covenant violation to be probable of occurring for at least the next 12 months.

(6) Income Taxes

Valuation of Deferred Taxes — Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  We are required to estimate income taxes in each jurisdiction where we operate.  This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, we establish a valuation allowance.  Changes in the valuation allowance for deferred tax assets impact our income tax expense during the period.

As a result of our recent cumulative domestic losses, during the three months ended June 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011, and in addition, we did not record any deferred tax benefit for our domestic tax operating losses during the quarter ended June 30, 2011.  Our cumulative valuation allowance recorded against all of our deferred tax assets at June 30, 2011, was approximately $45 million.  Our reported net deferred tax assets are attributable to certain of our foreign operations.  The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability.  As we generate domestic taxable income in future periods, we do not expect to record significant related income tax expense until the valuation allowance is significantly reduced.  As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance.  The Company’s estimated amounts of federal net operating loss and tax credit carryforwards of approximately $49 million and $11 million, respectively, do not begin to expire until 2022.

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

Level 3:	Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions.

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Total Fair Value as of June 30,	Fair Value Measurements as of June 30, 2011 Using Fair Value Hierarchy
Description	2011	Level 1	Level 2	Level 3
	(In thousands)
Interest rate swap liability	$314	$—	$314	$—
Acquisition-contingent consideration liability	$9,171	$—	$—	$9,171

The fair value of the interest rate swap and the current portion of the fair value of the acquisition-related contingent consideration are both recorded in “other accrued expenses and liabilities” and the long-term portion of the fair value of the acquisition-related contingent consideration is recorded in “other long-term liabilities,” on the Consolidated Balance Sheets.

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

Through the second quarter of 2011, the estimated fair value of the acquisition-related contingent consideration was based on a probability-weighted approach derived from management’s estimates of profitability and sales targets, as well as the discount rate of 15% used to determine the present value of the liability.  Based on a revised agreement with the sellers, we have now fixed the value of the future contingent acquisition consideration at approximately $10 million.  As a result, we have calculated the present value of the contingent consideration liability at June 30, 2011, to be $9.2 million, based on a discount rate of 6%.  The value of this liability changed by $4.1 million between December 31, 2010 and June 30, 2011.  A change in management’s estimates of the amount to be paid increased the value of the liability by $3.2 million and was recorded in “other income (expense), net” on the Consolidated Statement of Operations.  The value of the liability also increased by $0.4 million of interest expense accretion, as well as $0.5 million due to foreign exchange rate changes.

(8) Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Comprehensive loss:
Consolidated net loss	$(58,265)	$(81,062)	$(54,069)	$(77,762)
Gain (loss) on hedging activity, net of tax	34	(70)	89	(102)
Foreign currency translation adjustments	2,890	(14,678)	14,439	(26,564)
Comprehensive loss	(55,341)	(95,810)	(39,541)	(104,428)
Comprehensive income (loss) attributable to noncontrolling interests	108	(306)	186	(544)
Comprehensive loss attributable to CIBER, Inc.	$(55,449)	$(95,504)	$(39,727)	$(103,884)

(9) Segment Information

Our reportable segments are our four operating divisions, which consist of our International, North America, Federal and IT Outsourcing divisions.  Our International division operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand, and provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our former U.S. ERP division.  This division primarily provides application development, integration and support, as well as software implementation services for Enterprise Resource Planning (“ERP”) software from software vendors such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing and remote application support services.  Beginning in 2011, the IT Outsourcing division also includes our Technology Solutions Group Practice that provides IT infrastructure products and architecture.  In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions.  All 2010 segment data has been adjusted to conform to the 2011 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
International	$123,033	$88,613	$241,138	$180,619
North America	95,708	124,861	210,723	245,969
Federal	26,855	32,453	54,392	62,470
IT Outsourcing	24,001	21,416	47,597	41,859
Total segment revenues	269,597	267,343	553,850	530,917
Corporate/Inter-segment	(1,755)	(1,950)	(3,558)	(2,834)
Total revenues	$267,842	$265,393	$550,292	$528,083

Operating income (loss):
International	$7,912	$3,907	$16,026	$8,006
North America	(10,358)	9,492	(3,583)	20,206
Federal	849	926	2,044	1,531
IT Outsourcing	(458)	166	(58)	84
Total segment operating income (loss)	(2,055)	14,491	14,429	29,827
Corporate expenses	(7,498)	(12,634)	(15,406)	(19,559)
Goodwill impairment	(16,300)	(112,000)	(16,300)	(112,000)
Amortization of intangible assets	(682)	(1,020)	(1,517)	(2,274)
Total operating loss	$(26,535)	$(111,163)	$(18,794)	$(104,006)

	June 30, 2011	December 31, 2010
	(In thousands)
Assets(1):
International	$95,874	$72,123
North America	80,911	94,247
Federal	24,291	22,935
IT Outsourcing	18,942	28,715
Total	$220,018	$218,020

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

We compared the carrying value of each of our four reporting units to its estimated fair value at June 30, 2011.  We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The annual average revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 8%, with an overall weighted average of 6%.  We have projected operating profit margin improvement as we expect to obtain margin benefits from a number of internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit’s estimated weighted average cost of capital and ranged from 13% to 15%.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value.  We utilized enterprise value/revenue multiples ranging from 0.3 to 0.5 and enterprise value/EBITDA multiples ranging from 3.5 to 6.4 in order to value each of our reporting units under the market approach.  Also, the fair value under the market approach included a control premium of 37%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2011, we estimated that the fair values for our International, North America and Federal reporting units exceeded their carrying amounts by 58%, 32% and 19%, respectively, thus no impairment was indicated.  We also determined that the estimated fair value of our IT Outsourcing reporting unit was less than its respective carrying amount by 24%, indicating impairment may exist for this division.

Because indicators of impairment existed for our IT Outsourcing reporting unit, we performed the second step of the test to determine the implied fair value of goodwill for that reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $16.3 million in 2011, which represented 63% of the goodwill of the IT Outsourcing reporting unit prior to the impairment charge.  The impairment charge in our IT Outsourcing division is primarily a result of the decreased operating performance of the division, including a lag in new sales and our inability to achieve operational efficiencies.

We have adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that additional impairment charges will not be required in the future.

After the impairment charge of $16.3 million recorded during the three months ended June 30, 2011, we had a remaining goodwill balance of $331.9 million.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  In addition, we make certain judgments about allocating shared assets, such as cash and property and equipment, to the balance sheet for the reporting units.  We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

(1)   Failure of CIBER to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated fair values of our reporting units;

(2)   A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below their carrying values.

Adverse changes in our market capitalization, long-term forecasts and industry growth rates could result in additional impairment charges being recorded in future periods for goodwill attributed to any of our reporting units.  Any future impairment charges would adversely affect our results of operations for those periods.

Income taxes — Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  We are required to estimate income taxes in each jurisdiction where we operate.  This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, we establish a valuation allowance.  Changes in the valuation allowance for deferred tax assets impact our income tax expense during the period.

As a result of our recent cumulative domestic losses, during the three months ended June 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011, and in addition, we did not record any deferred tax benefit for our domestic tax operating losses during the quarter ended June 30, 2011.  Our cumulative valuation allowance recorded against all of our deferred tax assets at June 30, 2011, was approximately $45 million.  Our reported net deferred tax assets are attributable to certain of our foreign operations.  The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability.  As we generate domestic taxable income in future periods, we do not expect to record significant related income tax expense until the valuation allowance is significantly reduced.  As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance.  The Company’s estimated amounts of federal net operating loss and tax credit carryforwards of approximately $49 million and $11 million, respectively, do not begin to expire until 2022.

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

Our reportable segments are our four operating divisions, which consist of our International, North America, Federal and IT Outsourcing divisions.  Our International division operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand, and provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our former U.S. ERP division.  This division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing and remote application support services.  Beginning in 2011, the IT Outsourcing division also includes our Technology Solutions Group Practice that provides IT infrastructure products and architecture.  In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions.  All 2010 segment data has been adjusted to conform to the 2011 presentation.

Our International division, which transacts business in the local currencies of the countries in which it operates, comprised over one-third of our total revenues in 2010.  Generally in recent years, approximately 50% to 55% of our International division’s revenue has been denominated in Euros, approximately 15% to 20% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end, and revenues and expenses are translated at average exchange rates for the period.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  Our results of operations are also affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence.  The pace of technological advancement and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.

Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges.  In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives.  These initiatives have included going to vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited CIBER, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients.  The pricing environment continues to be extremely competitive.  A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors.  Another issue which has had and continues to have an impact on our revenues and profitability, involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work.  Additionally, we have struggled to hire enough SAP-skilled resources globally and have relied more than usual on higher-priced subcontractors, which has a negative impact on our profitability.  In connection with the extensive strategic review of our business, which we began in 2010, we have tightened our standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance.  However, there can be no assurances that we will be successful with such actions.  Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full.  The impact of project cancellations cannot be accurately predicted and bad debt expense will differ from our estimates, and any such events may negatively impact our results of operations.

In addition to the $16.3 million non-cash goodwill impairment charge and the $29.1 million non-cash charge to provide a full valuation allowance on our United States deferred tax assets, both mentioned above, we also incurred $13.4 million of revenue adjustments in our North America division during the three months ended June 30, 2011, from significant changes in estimates related to costs or scope on five fixed-price contracts signed in 2009 or earlier.  During the three months ended June 30, 2010, the Company recorded a $112.0 million non-cash goodwill impairment charge resulting from the 2010 annual impairment test, and we also incurred $6.1 million of expenses related to executive charges and leadership transition costs during the same period.

Results of Operations — Comparison of the Three Months Ended June 30, 2011 and 2010

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2011		2010
	(Dollars in thousands)
Consulting services	$252,585	94.3%	$250,391	94.3%
Other revenue	15,257	5.7	15,002	5.7
Total revenues	$267,842	100.0%	$265,393	100.0%

Gross profit — consulting services	$49,616	19.6%	$62,322	24.9%
Gross profit — other revenue	5,771	37.8	4,479	29.9
Gross profit — total	55,387	20.7	66,801	25.2

SG&A expenses	64,940	24.2	64,944	24.5
Goodwill impairment	16,300	6.1	112,000	42.2
Amortization of intangible assets	682	0.3	1,020	0.4

Operating loss	$(26,535)	(9.9)%	$(111,163)	(41.9)%

Net loss attributable to CIBER, Inc.	$(58,373)	(21.8)%	$(80,773)	(30.4)%

Revenues.  Total revenues increased 1%, for the three months ended June 30, 2011, compared to the same period of 2010.  Constant currency adjusted revenue decreased 5%.  Significant growth in our International division, primarily related to strong demand for SAP services and boosted by favorable currency rates in the current quarter, as well as improved revenues in our IT Outsourcing division, offset decreased revenues from our North America and Federal divisions.

Revenue by segment was as follows:

	Three Months Ended June 30,
	2011	2010	% change
	(In thousands)
International	$123,033	$88,613	38.8%
North America	95,708	124,861	(23.3)
Federal	26,855	32,453	(17.2)
IT Outsourcing	24,001	21,416	12.1
Total segment revenues	269,597	267,343	0.8
Corporate/Inter-segment	(1,755)	(1,950)	n/m
Total revenues	$267,842	$265,393	0.9%

n/m = not meaningful

•      International revenues improved 39% overall, or 20% on a constant currency adjusted basis.  The current period revenue growth was generally due to increased sales of SAP software services across most territories and included increased demand for our services at several global accounts and in several key verticals such as Utilities, Manufacturing and Retail resulting from increased efforts undertaken by the division and by the Company’s global account team. The acquisition of Segmenta A/S (“Segmenta”), completed in mid-June 2010, also contributed 5% to current period revenue growth.

•      North America revenues declined 23% between the comparable quarters, approximately 11% of which was due to $13.4 million of revenue adjustments from significant changes in estimates related to costs or scope on five fixed-price projects. Additional declines in current period revenue were related to the conclusion of several engagements late last year and in early 2011, as well as reductions in the level of services provided at a number of other clients. The revenue from these engagements has not been sufficiently replaced due to a number of factors. Some of this has been caused by client-driven project delays and cancellations, but is also related to operational inefficiencies created during our transition away from our previous branch model to a more functional model structured around strategic service offerings and key verticals that leverage our expertise. An additional by-product of the transition has been weaker than expected sales performance related to prioritizing sales of higher-margin, solutions-based services, which have a longer sales cycle, a number of newly-added sales members that aren’t yet fully productive in their roles either due to our more rigorous training process or lingering operational issues from the transition. We also continue to have several unfilled sales positions. These sales and operational challenges in North America are expected to continue into the second half of 2011, but are being aggressively addressed to improve future results.

•      Federal revenues decreased 17% due to the ongoing delay in new contract awards and minimal funding of existing contracts due to government budgetary issues, downsized contracts at two large clients in our Defense Technology Systems practice and disappointing recompete results on several expiring small business contracts subsequently awarded to qualified small businesses. Additionally, the division had an unusual amount of low-margin material sales during the 2010 quarter, that weren’t replicated in the current period.

•      IT Outsourcing revenue improved 12% during the current quarter, primarily related to expansion of services at several existing clients.

Gross Profit.  Our gross profit margin declined to 20.7% for the three months ended June 30, 2011, from 25.2% for the same period in 2010.  The five fixed-price projects in our North America division, as well as the impact of the organizational changes, were the primary causes for the gross margin decrease.  Additionally, the IT Outsourcing division’s gross margin deteriorated due to increased labor costs during the current quarter.  The decreases were partially offset by an increase in the International division’s gross margin by over 200 basis points between the comparable quarters, a  significant portion of which was due to start-up costs incurred in the second quarter of 2010 for our German-based managed services practice.  The International division’s gross margin was also impacted by increased consultant utilization rates, improved project execution and initiatives undertaken to monitor and improve gross margins.  Additionally, improvements in the International division’s gross margin continue to be limited by a continued reliance on higher-priced subcontractors.

Selling, general and administrative costs.  SG&A costs were $64.9 million in both three month periods.  SG&A costs as a percentage of revenue decreased to 24.2% for the three months ended June 30, 2011, from 24.5% for the three months ended June 30, 2010, primarily due to a significant reduction in corporate SG&A costs related to $6.1 million of executive charges and leadership transition expenses incurred during the prior year period.  Additionally, our IT Outsourcing and Federal divisions reduced their SG&A costs as a percentage of revenue through several cost control initiatives.  These decreases were mostly offset by increased SG&A costs as a percentage of revenue for our North America division, mainly caused by the revenue adjustments on the fixed-price projects, increased severance and higher expenses associated with hiring and training new sales personnel.  Additionally, the International division’s SG&A costs increased slightly as a percentage of revenue related to increased sales and support costs and additional costs incurred by the division related to various global and gross margin improvement initiatives that added expense to the current quarter.

Operating loss.  Operating loss was $26.5 million for the three months ended June 30, 2011, compared with an operating loss of $111.2 million for the same period of last year.

Operating income (loss) by segment was as follows:

				2011	2010
	Three Months Ended June 30,		%	% of	% of
	2011	2010	change	revenue*	revenue*
	(In thousands)
International	$7,912	$3,907	102.5%	6.4%	4.4%
North America	(10,358)	9,492	(209.1)	(10.8)	7.6
Federal	849	926	(8.3)	3.2	2.9
IT Outsourcing	(458)	166	(375.9)	(1.9)	0.8
Total segment operating income (loss)	(2,055)	14,491	(114.2)	(0.8)	5.4
Corporate expenses	(7,498)	(12,634)		(2.8)	(4.8)
Goodwill impairment	(16,300)	(112,000)		(6.1)	(42.2)
Amortization of intangible assets	(682)	(1,020)		(0.3)	(0.4)
Total operating loss	$(26,535)	$(111,163)		(9.9)%	(41.9)%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•      International operating income improved by $4.0 million, or 200 basis points, driven by improved gross margins related to the contribution from the German managed services business in 2011, compared with the start-up costs of the same business in the second quarter of 2010, higher consultant utilization levels, improved project execution and gross margin improvement initiatives undertaken.

•      North America had an operating loss of $10.4 million in the current three month period primarily related to the impact from the fixed-price projects mentioned above, but also related to the division’s ongoing sales and operational challenges.

•      Federal operating income improved 30 basis points due to the division maintaining control over its SG&A costs.

•      IT Outsourcing had an operating loss of $0.5 million, related to the divisions’ deteriorated gross margin from increased labor costs in the current period, partially offset by SG&A cost control initiatives.

•      Corporate expenses were down $5.1 million between the comparable three month periods. During the three months ended June 30, 2010, the Company incurred $6.1 million of expenses related to executive charges and leadership transition costs during the same period, compared with $0.4 million of severance costs during the current three month period.

Interest expense.  Interest expense increased $0.5 million for the three months ended June 30, 2011, compared to the same period of 2010.  Interest accretion of $0.2 million on our liability for acquisition-related contingent consideration contributed to the increase as did slightly higher interest costs under our Senior Credit Facility.

Other income (expense), net.  Other expense, net was $2.7 million for the three months ended June 30, 2011, compared with other income, net of $0.6 million for the same period of 2010.  An increase in the estimated fair value of our liability for acquisition-related contingent consideration, resulting from a revised agreement that finalized the amount of the future consideration, represented almost all of the current period expense.  We had $0.6 million of foreign exchange gains during the same period of 2010.

Income taxes.  For the three months ended June 30, 2011, we had income tax expense of $27.2 million, compared with an income tax benefit of $31.0 million for the same period of 2010.  The primary component of the current period income tax expense was the $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets.  Additionally, we had United States deferred tax expense and current period foreign income tax expense of $1.5 million and $1.3 million, respectively.  These income tax expenses were partially offset by a deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during the current period.  There was no current period tax benefit associated with our $20.3 million of domestic losses, excluding the $16.3 million goodwill impairment charge.  The primary component of the income tax benefit for the three months ended June 30, 2010, was a $30.8 million deferred tax benefit on the non-cash goodwill impairment charge recorded during that quarter.

Results of Operations — Comparison of the Six Months Ended June 30, 2011 and 2010

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2011		2010
	(Dollars in thousands)
Consulting services	$521,866	94.8%	$498,373	94.4%
Other revenue	28,426	5.2	29,710	5.6
Total revenues	$550,292	100.0%	$528,083	100.0%

Gross profit — consulting services	$117,456	22.5%	$123,844	24.8%
Gross profit — other revenue	10,711	37.7	8,965	30.2
Gross profit — total	128,167	23.3	132,809	25.1

SG&A expenses	129,144	23.5	122,541	23.2
Goodwill impairment	16,300	3.0	112,000	21.2
Amortization of intangible assets	1,517	0.3	2,274	0.4

Operating loss	$(18,794)	(3.4)%	$(104,006)	(19.7)%

Net loss attributable to CIBER, Inc.	$(54,250)	(9.9)%	$(77,248)	(14.6)%

Revenues.  Total revenues increased $22 million, or 4%, for the six months ended June 30, 2011, compared to the same period of 2010.  Constant currency adjusted revenue increased 1%.  Significant growth in our International division, boosted by favorable currency rates during the second quarter in particular, as well as increased revenues in our IT Outsourcing division more than offset decreased revenues from our North America and Federal divisions.

Revenue by segment was as follows:

	Six Months Ended June 30,
	2011	2010	% change
	(In thousands)
International	$241,138	$180,619	33.5%
North America	210,723	245,969	(14.3)
Federal	54,392	62,470	(12.9)
IT Outsourcing	47,597	41,859	13.7
Total segment revenues	553,850	530,917	4.3
Corporate/Inter-segment	(3,558)	(2,834)	n/m
Total revenues	$550,292	$528,083	4.2%

n/m = not meaningful

•      International revenues improved 34% overall, or 24% on a constant currency adjusted basis.  The current period revenue growth was generally due to increased sales of SAP software services across most territories and included increased demand for our services at several global accounts and in several key verticals such as Utilities, Manufacturing and Retail resulting from increased efforts undertaken by the division and by the Company’s global account team. The acquisition of Segmenta, completed in mid-June 2010, also contributed 6% to current period revenue growth.

•      North America revenues declined 14% between the comparable periods, approximately 5% of which was due to $13.4 million of revenue adjustments from significant changes in estimates related to costs or scope on five fixed-price projects. Additional declines in current period revenue were related to the conclusion of several engagements late last year and in early 2011, as well as reductions in the level of services provided at a number of other clients. The revenue from these engagements has not been sufficiently replaced due to a number of factors. Some of this has been caused by client-driven project delays and cancellations, but is also related to operational inefficiencies created during our transition away from our previous branch model to a more functional model structured around strategic service offerings and key verticals that leverage our expertise. An additional by-product of the transition has been weaker than expected sales performance related to prioritizing sales of higher-margin, solutions-based services, which have a longer sales cycle, a number of newly-added sales members that aren’t yet fully productive in their roles either due to our more rigorous training process or lingering operational issues from the transition. We also continue to have several unfilled sales positions. These sales and operational challenges in North America are expected to continue into the second half of 2011, but are being aggressively addressed to improve future results.

•                  Federal revenues decreased 13% primarily due to the ongoing delay in new contract awards and minimal funding of existing contracts due to government budgetary issues and downsized contracts at two large clients in our Defense Technology Systems practice. Additionally, the division had an unusual amount of low-margin material sales during the six months ended June 30, 2010, that weren’t replicated in the current period.

•                  IT Outsourcing revenue improved 14% during the current period, primarily related to expansion of services at several existing clients, with a small contribution from new client growth as well.

Gross Profit.  Our gross profit margin declined to 23.3% for the six months ended June 30, 2011, from 25.1% for the same period in 2010.  The five fixed-price projects in our North America division were the primary cause for the gross margin decrease.  IT Outsourcing also experienced gross margin deterioration due to increased labor costs and reduced higher-margin project work.  The decreases were partially offset by more than a 200 basis point increase in the International division’s gross margin between the comparable periods, a significant portion of which was due to start-up costs incurred in the first half of 2010 for our German-based managed services practice.  The International division’s gross margin was also impacted by increased consultant utilization rates, improved project execution and initiatives undertaken to monitor and improve gross margins.  Federal gross margin also improved as a result of the lack of low-margin material sales that the division had in 2010.

Selling, general and administrative costs.  Our SG&A costs increased $6.6 million, or 5%, to $129.1 million for the six months ended June 30, 2011, primarily due to sales and support costs related to growth in our International division, as well as increased expenses for various global and gross margin improvement initiatives.  This increase was partially offset by corporate SG&A costs, which were significantly less in the current period due to $6.1 million of executive charges and leadership transition expenses incurred during 2010.  SG&A costs as a percentage of revenue increased to 23.5% for the six months ended June 30, 2011, from 23.2% for the six months ended June 30, 2010, primarily due to lower than expected revenues in our North America division, including the revenue adjustments on fixed-price projects, increased severance and higher expenses associated with hiring and training new sales personnel.

Operating loss.  Operating loss was $18.8 million for the six months ended June 30, 2011, compared with an operating loss of $104.0 million for the same period of last year.

Operating income (loss) by segment was as follows:

	Six Months Ended June 30,		%	2011 % of	2010 % of
	2011	2010	change	revenue*	revenue*
	(In thousands)
International	$16,026	$8,006	100.2%	6.6%	4.4%
North America	(3,583)	20,206	(117.7)	(1.7)	8.2
Federal	2,044	1,531	33.5	3.8	2.5
IT Outsourcing	(58)	84	(169.0)	(0.1)	0.2
Total segment operating income	14,429	29,827	(51.6)	2.6	5.6
Corporate expenses	(15,406)	(19,559)		(2.8)	(3.7)
Goodwill impairment	(16,300)	(112,000)		(3.0)	(21.2)
Amortization of intangible assets	(1,517)	(2,274)		(0.3)	(0.4)
Total operating loss	$(18,794)	$(104,006)		(3.4)%	(19.7)%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  International operating income improved by $8.0 million, or 220 basis points, driven by improved gross margins related to the contribution from the German managed services business in 2011, compared with the start-up costs of the same business in 2010, higher consultant utilization levels, improved project execution and gross margin improvement initiatives undertaken.

•                  North America had an operating loss of $3.6 million in the current period primarily related to the impact from the fixed-price projects mentioned above, but also related to the division’s ongoing sales and operational challenges.

•                  Federal operating income increased $0.5 million, or 130 basis points, related to an improvement in gross margin due to a decline in lower-margin material sales in the current period.

•                  IT Outsourcing had an operating loss of $0.1 million, related to the divisions’ deteriorated gross margin from increased labor costs in the current period, partially offset by SG&A cost control initiatives.

•                  Corporate expenses were down $4.2 million between the comparable periods. During the prior year period, the Company incurred $6.1 million of expenses related to executive charges and leadership transition costs, compared with only $1.2 million of severance costs during the current six month period.

Interest expense.  Interest expense increased $0.1 million during the six months ended June 30, 2011, compared to the same period of 2010, and the current period interest includes interest accretion of $0.4 million on our liability for acquisition-related contingent consideration, offset by a slightly lower average balance of borrowings outstanding under our Senior Credit Facility.

Other income (expense), net.  Other expense, net was $3.5 million for the six months ended June 30, 2011, compared with other income, net of $0.6 million for the same period of 2010.  An increase in the estimated fair value of our liability for acquisition-related contingent consideration, resulting from a revised agreement that finalized the amount of the future consideration, represented most of the current period expense.  Additionally, we had $0.3 million of current period foreign exchange losses compared to $0.6 million of foreign exchange gains for the same period of 2010.

Income taxes.  For the six months ended June 30, 2011, we had income tax expense of $28.4 million compared with an income tax benefit of $29.0 million for the same period of 2010.  The primary component of the current period income tax expense was $29.9 million of United States deferred tax expense, primarily resulting from the valuation allowance recorded against our United States deferred tax assets.  Such deferred tax expense was partially offset by a deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during the current period.  Additionally, we had current period foreign income tax expense of $2.9 million.  There was no current period tax benefit associated with our $22.6 million of domestic losses, which exclude the $16.3 million goodwill impairment charge.  The primary component of the income tax benefit for the six months ended June 30, 2010, was a $30.8 million deferred tax benefit on the non-cash goodwill impairment charge recorded during that quarter.  The prior year period also had approximately $2.2 million of foreign income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our Senior Credit Facility.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and, subject to the following, our available Senior Credit Facility will be sufficient to finance our working capital needs through at least the next year.  Based on the scheduled maturity date of the Senior Credit Facility, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt as of September 30, 2011.  As a result, prior to the issuance of our financial statements for the period ending on September 30, 2011, we intend to amend this facility to provide for an extension of the maturity date.  There can be no assurances that we will be successful in this regard, or that if available, the terms of any amended facility will not be materially less favorable to the Company.

Our balance of cash and cash equivalents was $61.8 million at June 30, 2011, compared to $69.3 million at December 31, 2010.  Our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.  Typically, most of our cash balance is maintained by our foreign subsidiaries and is not readily available for use by our domestic operations.  However, in order to remain in compliance with the financial covenants under our Senior Credit Facility, we may need to repatriate some of our foreign cash.  If we were to repatriate cash in the future, the timing and sources of such cash would determine the amount of the additional tax costs, if any, associated with the repatriation.  To the extent that we have available net operating losses and tax credit carryforwards, a repatriation of foreign cash would not have a significant current tax cost.  However, this would reduce the tax benefits available to offset our future domestic profits.  In addition, from time to time we may engage in short-term loans from our foreign operations.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$(21,438)	$(11,011)
Investing activities	(6,607)	(10,080)
Financing activities	14,116	1,669
Effect of foreign exchange rate changes on cash and cash equivalents	6,389	(5,811)
Net decrease in cash and cash equivalents	$(7,540)	$(25,233)

Operating activities.  Cash used in operating activities was $21.4 million during the six months ended June 30, 2011, compared with $11.0 million for the same period of 2010.  The increase in cash used in operations is primarily due to reduced net income, after adjustment for non-cash items like goodwill impairment, deferred taxes, and depreciation and amortization.

Changes in normal short-term working capital items, primarily accounts receivable, continued to contribute to the overall reduction in cash from operations during the six months ended June 30, 2011, as compared to the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), timing of our normal bi-weekly U.S. payroll cycle, timing of variable compensation payments and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable day’s sales outstanding (“DSO”) include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Additionally, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from International receivables and payables are typically maximized in the fourth quarter, and annual bonuses are paid during the first quarter.

Total accounts receivable increased $3.1 million to $242.3 million at June 30, 2011, from $239.2 million at December 31, 2010.  There are two components to our accounts receivable balance; the primary component is accounts receivable related to sales of consulting services, and the other component is accounts receivable for hardware sold by our Technology Solutions Group Practice.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Accounts receivable - services	$(7,952)	$(32,400)
Accounts receivable - hardware	11,036	2,942
Net cash provided by (used in) accounts receivable	$3,084	$(29,458)

The hardware receivables declined $11.0 million during the six months ended June 30, 2011, with a corresponding $8.4 million reduction in our accounts payable balance related to hardware sales as we paid vendors for IT hardware sold, for a net positive impact on cash flows of $2.6 million for the current period.  Offsetting the improvement in accounts receivable related to hardware sales was an $8.0 million use of cash in consulting services accounts receivable, which caused an increase in total accounts receivable DSO to 67 days at June 30, 2011, compared to 62 days at December 31, 2010.  During the three months ended June 30, 2011, we experienced increased DSO both domestically and from our International division.  Our domestic DSO has been negatively impacted by the timing of billing milestones on certain larger, fixed-price contracts.  We have experienced several delays in customer acceptance of applicable milestones, thereby limiting our ability to bill for our services.  Our International division typically experiences slower receivable payments in the first half of the year with improvement in the second half of the year and their lowest DSO levels typically occur in December.  Additionally, improved International sales also increased accounts receivables balances in 2011.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.  During the six months ended June 30, 2010, we accrued $6.1 million for executive charges, compared with a $2.6 million related payment during the six months ended June 30, 2011.

Investing activities.  Investing activities are primarily comprised of cash paid for purchases of property and equipment and business acquisitions.  Spending on property and equipment decreased to $5.7 million during the six months ended June 30, 2011, from $6.6 million in the same period of 2010.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure.  Larger capital spending projects typically relate to periodic investments in our client support-based infrastructure for our domestic and offshore delivery centers and data center operations, and such investments will fluctuate from period to period.  In 2011, we are expanding our delivery center operations in India, which we estimate will cost up to $5 million.  We also plan to make other capital investments to begin enhancing our information management systems, develop management and sales tools and work on unifying our systems globally.  Cash payments related to acquisitions were $0.9 million during the six months ended June 30, 2011 as compared to $3.5 million last year.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under the revolving credit portion of our Senior Credit Facility.  This fluctuates based on cash provided by, or used in, our domestic operations during the period as our cash receipts and disbursements are linked to the revolving credit facility.  During the six month periods ended June 30, 2011 and 2010, we had net borrowings of $8.0 million and $3.2 million, respectively.  We also had a cash inflow of $6.3 million for proceeds from employee stock plans during the six months ended June 30, 2011, compared with an inflow of $1.3 million during the same period of 2010.  During the six months ended June 30, 2010, we had a cash outflow of $2.4 million related to the repurchase of our common stock, with no similar outflows in the 2011 period.

Senior Credit Facility.  CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  At June 30, 2011, we had outstanding borrowings of $95.7 million under the Senior Credit Facility.  The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $32.5 million at June 30, 2011.  The term loan requires quarterly principal reductions of $2.5 million, and therefore $10 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our consolidated balance sheets.  Based on the scheduled maturity date, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt as of September 30, 2011.  As a result, prior to the issuance of our financial statements for the period ending on September 30, 2011, we intend to amend this facility to provide for an extension of the maturity date.  There can be no assurances that we will be successful in this regard, or that if available, the terms of any amended or new facility will not be materially less favorable to the Company.

The Senior Credit Facility contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  We are required to be in compliance with the financial covenants at the end of each calendar quarter.  Due to a decline in our operating profits during the three months ended June 30, 2011, as well as non-cash charges for goodwill impairment and to provide a valuation allowance for all of our domestic deferred tax assets, we failed to achieve compliance with all of our financial covenants under our Senior Credit Facility, other than the asset coverage test, as of June 30, 2011.

On July 28, 2011, our lenders agreed to waive our financial covenant non-compliance at June 30, 2011, as well as to amend certain terms and conditions of the Senior Credit Facility.  The amendment, among other things, 1) increases the rates applicable to our borrowings by 1.00%; 2) revises the minimum and/or maximum levels permitted under the consolidated total leverage ratio, the consolidated fixed charge coverage ratio and the minimum EBITDA for the next two quarters ended September 30, 2011 and December 31, 2011; and 3) amends the definition of Consolidated Fixed Charges related to the quantification of consolidated tax expense, as well as the definition of Consolidated EBITDA to exclude the goodwill impairment charge and non-cash expense related to the adjustment to our contingent consideration liability recognized during the quarter ended June 30, 2011.  The amendment also contains additional administrative processes, including the provision of additional financial information to our lenders.   We paid a $0.6 million amendment fee to our lenders, in addition to agreeing to pay other expenses, in relation to the waiver and amendment.

The terms of the Senior Credit Facility, as amended, include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility, as amended, also includes the below financial covenants, summarized as follows:

•                  The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 4.30 to 1.00 on September 30, 2011, and not greater than 2.20 to 1.00 on December 31, 2011. The maximum leverage ratio increases to 2.25 to 1.00 on March 31, 2012, and reduces to 2.00 to 1.00 on June 30, 2012.

•                  The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense plus interest expense plus scheduled funded debt payments plus any restricted payments) must be not less than 0.49 to 1.00 on September 30, 2011, and not less than 0.95 to 1.00 on December 31, 2011. The minimum consolidated fixed charge coverage ratio increases to 1.25 to 1.00 on March 31, 2012. Capital expenditures for 2011 exclude up to $5 million in connection with the expansion of our India facilities.

•                  We must maintain twelve-month consolidated EBITDA of at least $27 million on September 30, 2011, at least $36 million on December 31, 2011, and at least $45 million on March 31, 2012, and thereafter.

•                  Under the asset coverage test, the aggregate amount of loans advanced under the Senior Credit Facility shall, at any time, not exceed an amount equal to 80% of all of our net accounts receivable.

Certain elements of these ratios are defined below:

•                  Funded Debt includes borrowings under our Senior Credit Facility, any other bank debt, as well as any acquisition-related liabilities and capitalized lease arrangements.

•                  EBITDA represents the sum of net income (or net loss), net interest expense, income tax expense, depreciation expense, amortization expense, share-based compensation expense, and certain other expense items as agreed to by the lenders.

Using the terms and conditions of the Senior Credit Facility as amended on July 28, 2011, the calculations of our financial covenant ratios at June 30, 2011, also showing the amounts required at September 30, 2011, would have been as follows:

Consolidated total leverage ratio — 3.99 to 1.00 at June 30, 2011 (maximum permitted — 4.30 to 1:00 for September 30, 2011)

Consolidated fixed charge coverage ratio — 0.51 to 1.00 at June 30, 2011 (minimum permitted — 0.49 to 1:00 for September 30, 2011)

Consolidated EBITDA — $26.5 million at June 30, 2011 (minimum permitted - $27 million for September 30, 2011)

Asset Coverage Test — $95.7 million (not to exceed $193.9 million at June 30, 2011; September 30, 2011 amount not yet determinable)

The Senior Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds of any asset disposition, event of loss, extraordinary receipts, issuance or incurrence of indebtedness and issuance of equity, subject in each case as appropriate to thresholds and other exceptions and definitions as specified in the Senior Credit Facility.  CIBER’s obligations under the Senior Credit Facility are secured by all of CIBER’s present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of CIBER’s direct foreign subsidiaries.

We may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) plus a margin of 3.50%, or a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, plus a margin of 4.50%.  The Senior Credit Facility provides for the payment of other specified recurring fees and expenses, including administrative agent fees, commitment fees, and other fees.  We currently have an interest rate swap that matures on March 31, 2012, and effectively converts $25.0 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At June 30, 2011, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swap, was 4.19%.  As a result of the July 2011 amendment, we expect our future interest rates under the Senior Credit Facility to increase by at least 1.00%.

Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months.  However, we were in violation of our covenants at June 30, 2011, which required us to seek a waiver from our lenders, and there can be no assurance that we will be in compliance with these bank covenants in the future.  If a covenant violation were to occur, we believe that we would be able to obtain a waiver or amendment from our lenders, although we can not be certain of this.  Any such waiver or amendment would come at additional costs to CIBER and such costs could be material.  We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2011, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2010, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Notwithstanding the foregoing, the Company is engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as CIBER AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft; however, certain of those former minority shareholders challenged the adequacy of the buy-out consideration in a German court.  The court appointed independent experts to evaluate the consideration and claims of the minority shareholders and their evaluations are expected sometime during 2011.  At this time, the Company is unable to predict the outcome of these proceedings although, if the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition and the Company will be liable for that additional consideration, as well as the costs associated with these proceedings.

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

We have a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on August 20, 2012.  We had borrowed a total of $95.7 million under the Senior Credit Facility at June 30, 2011.  The Senior Credit Facility provides for up to an $85 million revolving line of credit and a term loan.  The term loan balance at June 30, 2011, was $32.5 million.  The term loan requires quarterly principal reductions of $2.5 million, and therefore $10 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our consolidated balance sheet.  While we intend to amend this facility to extend the maturity date, if we are unable to do so, the obligations under the Senior Credit Facility would need to be reclassified to short-term debt as of September 30, 2011.  We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.

CIBER’s obligations under the Senior Credit Facility are secured by all of our present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of our direct foreign subsidiaries.  The terms of the Senior Credit Facility, as amended, include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  Additionally, the Senior Credit Facility also requires us to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA and an asset coverage test.  At June 30, 2011, and occasionally earlier, we have been out of compliance with our covenants under our bank borrowings that were either waived by our lenders or required amendment of the covenants.  Our July 28, 2011 amendment to our Senior Credit Facility resulted in payment of a $0.6 million amendment fee, in addition to our agreement to pay other expenses.  The failure to comply with any of these debt covenants in the future would cause a default under the Senior Credit Facility.  A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon our revolving line of credit.  In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us.  Additionally, if we needed to obtain a waiver under, or an amendment to, the Senior Credit Facility in the future, or if we seek other financing, if available, our cost of borrowing would be likely to significantly increase (including higher interest rates) and we could face more restrictive covenants.  This could materially adversely affect our ability to stay in compliance with our debt covenants and our results of operations and financial condition.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At June 30, 2011, the carrying value of our goodwill was $331.9 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

In June 2011, we performed our annual test for goodwill impairment and as a result, we recorded a goodwill impairment charge of $16.3 million related to our IT Outsourcing division.  This occurred following our June 2010 goodwill impairment charge of $112.0 million related to our Custom Solutions and Federal divisions, which also resulted from our annual goodwill impairment testing.  The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our divisions during the next five years and beyond.  If our operating divisions cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge.  There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability.  Given fluctuations in the global economic conditions affecting our industry and impacting our customers and their use of our services, we cannot be certain that goodwill impairment will not be required during future periods.  Additionally, if a goodwill impairment charge related to any one of our operating divisions were required, it would likely trigger a violation of the financial covenants under our Senior Credit Facility.

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

For example, as mentioned above in this Quarterly Report on Form 10-Q, in the second quarter of 2011, we made approximately $13.4 million in revenue adjustments in our North America division for significant changes in estimates related to costs or scope on five fixed-price projects.

*******

For information regarding our other potential risks and uncertainties, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association	8-A/A	001-13103	5/2/2008
10.1*	CIBER Notice of Grant of Stock Options and Non-Qualified Option Agreement, effective April 4, 2011, between CIBER, Inc and Claude J. Pumilia.	8-K/A	001-13103	4/6/2011
10.2*	CIBER Notice of Restricted Stock Units and Restricted Stock Unit Agreement, effective April 4, 2011, between CIBER, Inc. and Claude J. Pumilia	8-K/A	001-13103	4/6/2011
10.3*	CIBER, Inc. 2004 Incentive Plan, as amended and restated May 18, 2011.	8-K	001-13103	6/17/2011
10.4*	Letter Agreement, effective as of June 16, 2011, between CIBER, Inc. and Bobby G. Stevenson.	8-K	001-13103	6/17/2011
10.5

Waiver and Fourth Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated July 28, 2011

		8-K	001-13103	8/3/2011
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS**	XBRL Instance Document		Furnished
101.SCH**	XBRL Taxonomy Extension Schema Document		Furnished
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document		Furnished
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

*     Indicates a management contract or compensatory plan or arrangement.

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	August 3, 2011	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

		By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and Treasurer