Form 10-Q
period 2011-09-30
CIBER INC
filed 2011-11-01
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 72,271,031 shares of the registrant’s Common Stock outstanding as of September 30, 2011.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Consulting services	$256,624	$252,619	$778,490	$750,992
Other revenue	14,102	13,263	42,528	42,973
Total revenues	270,726	265,882	821,018	793,965

OPERATING EXPENSES
Cost of consulting services	192,543	190,245	596,953	564,774
Cost of other revenue	9,425	9,772	27,140	30,517
Selling, general and administrative	60,707	57,637	189,851	180,178
Goodwill impairment	—	—	16,300	112,000
Amortization of intangible assets	131	1,087	1,648	3,361
Total operating expenses	262,806	258,741	831,892	890,830

OPERATING INCOME (LOSS)	7,920	7,141	(10,874)	(96,865)

Interest income	203	70	408	194
Interest expense	(2,159)	(1,624)	(5,769)	(5,088)
Other income (expense), net	468	(608)	(3,005)	14

INCOME (LOSS) BEFORE INCOME TAXES	6,432	4,979	(19,240)	(101,745)
Income tax expense (benefit)	3,268	1,615	31,665	(27,347)

CONSOLIDATED NET INCOME (LOSS)	3,164	3,364	(50,905)	(74,398)
Net income (loss) attributable to noncontrolling interests	24	(38)	205	(552)

NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$3,140	$3,402	$(51,110)	$(73,846)

Earnings (loss) per share:
Basic and diluted	$0.04	$0.05	$(0.71)	$(1.06)

Weighted average shares outstanding:
Basic	72,209	69,734	71,613	69,492
Diluted	72,609	69,929	71,613	69,492

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$52,803	$69,329
Accounts receivable, net of allowances of $6,585 and $9,413, respectively	221,155	239,214
Prepaid expenses and other current assets	31,113	24,608
Deferred income taxes	3,133	12,161
Total current assets	308,204	345,312

Property and equipment, net of accumulated depreciation of $70,459 and $60,732, respectively	24,629	26,443
Goodwill	323,719	338,908
Other intangible assets, net	765	2,357
Other assets	7,934	9,344

TOTAL ASSETS	$665,251	$722,364

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$30,400	$10,473
Accounts payable	32,528	49,835
Accrued compensation and related liabilities	62,714	72,918
Deferred revenue	19,492	21,194
Income taxes payable	12,676	9,760
Other accrued expenses and liabilities	47,327	48,768
Total current liabilities	205,137	212,948

Long-term debt	51,222	77,879
Deferred income taxes	23,284	6,159
Other long-term liabilities	7,014	5,878
Total liabilities	286,657	302,864

Commitments and contingencies

Equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 2,216 and 4,363 shares, respectively	(12,700)	(25,003)
Additional paid-in capital	328,453	325,177
Retained earnings	61,725	118,113
Accumulated other comprehensive income	354	661
Total CIBER, Inc. shareholders’ equity	378,577	419,693
Noncontrolling interests	17	(193)
Total equity	378,594	419,500

TOTAL LIABILITIES AND EQUITY	$665,251	$722,364

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Total Equity
BALANCES AT JANUARY 1, 2011	74,487	$745	(4,363)	$(25,003)	$325,177	$118,113	$661	$(193)	$419,500
Consolidated net loss	—	—	—	—	—	(51,110)	—	205	(50,905)
Gain on hedging activity, net of $92 tax	—	—	—	—	—	—	151	—	151
Foreign currency translation	—	—	—	—	—	—	(458)	5	(453)
Treasury shares issued under employee share plans	—	—	2,147	12,303	—	(5,278)	—	—	7,025
Share-based compensation	—	—	—	—	3,276	—	—	—	3,276
BALANCES AT SEPTEMBER 30, 2011	74,487	$745	(2,216)	$(12,700)	$328,453	$61,725	$354	$17	$378,594

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(50,905)	$(74,398)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Goodwill impairment	16,300	112,000
Depreciation	9,085	8,998
Amortization of intangible assets	1,648	3,361
Deferred income tax expense (benefit)	25,924	(31,197)
Provision for doubtful receivables	308	2,085
Share-based compensation expense	3,276	3,239
Other, net	5,153	3,462
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,057	(37,068)
Other current and long-term assets	(4,808)	(4,485)
Accounts payable	(17,690)	735
Accrued compensation and related liabilities	(8,411)	7,216
Other current and long-term liabilities	(8,057)	12,651
Income taxes payable/refundable	1,008	525
Net cash provided by (used in) operating activities	(9,112)	7,124

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(895)	(3,527)
Purchases of property and equipment, net	(8,517)	(9,646)
Net cash used in investing activities	(9,412)	(13,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	278,138	283,644
Payments on long-term debt	(285,274)	(288,366)
Employee stock purchases and options exercised	7,025	1,665
Purchases of treasury stock	—	(2,444)
Excess tax benefits from share-based compensation	—	58
Acquisition of noncontrolling interest	—	(1,558)
Credit facility origination/amendment fees paid	(808)	(685)
Net cash used in financing activities	(919)	(7,686)
Effect of foreign exchange rate changes on cash and cash equivalents	2,917	(2,193)
Net decrease in cash and cash equivalents	(16,526)	(15,928)
Cash and cash equivalents, beginning of period	69,329	67,424
Cash and cash equivalents, end of period	$52,803	$51,496

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

Other Income (Expense), Net — Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Foreign exchange gains (losses), net	$468	$(669)	$211	$(48)
Change in fair value of acquisition-related contingent consideration	—	—	(3,222)	—
Other	—	61	6	62
Other income (expense), net	$468	$(608)	$(3,005)	$14

Through the second quarter of 2011, the estimated fair value of the acquisition-related contingent consideration was based on a probability-weighted approach derived from management’s estimates of profitability and sales targets, as well as the discount rate of 15% used to determine the present value of the liability, and accordingly, the liability was disclosed as a level 3 fair value measurement.  Based on a revised agreement with the sellers, the value of the future contingent acquisition consideration was fixed at approximately $10 million.  As a result, we calculated the present value of the contingent consideration liability at June 30, 2011, to be $9.2 million, based on a discount rate of 6%.  The change in management’s estimates of the amount to be paid increased the value of the liability by $3.2 million as of June 30, 2011, and this amount was recorded in “other income (expense), net” on the Consolidated Statements of Operations.  The change in the value of the liability from December 31, 2010 through September 30, 2011, was due to the following (in thousands):

Balance at December 31, 2010	$5,062
Change in fair value of acquisition-related contingent consideration	3,222
Interest expense accretion	555
Foreign exchange rate changes	(122)
Balance at September 30, 2011	$8,717

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends the disclosure requirements for the presentation of comprehensive income.  This guidance, effective retrospectively for interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income.  The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

(2) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income (loss) attributable to CIBER, Inc.	$3,140	$3,402	$(51,110)	$(73,846)
Denominator:
Basic weighted average shares outstanding	72,209	69,734	71,613	69,492
Dilutive effect of employee stock plans	400	195	—	—
Diluted weighted average shares outstanding	72,609	69,929	71,613	69,492

Earnings (loss) per share:
Basic and diluted	$0.04	$0.05	$(0.71)	$(1.06)

Dilutive securities are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.  The approximate average number of anti-dilutive securities omitted from the computation of diluted weighted average shares outstanding was 8,746,000 and 9,289,000 for the three months ended September 30, 2011 and 2010, respectively, and 8,035,000 and 9,141,000 for the nine months ended September 30, 2011 and 2010, respectively.

(3) Executive Charge Liability

In 2010, we entered into an Executive Transition Agreement with our former President/Chief Executive Officer in connection with his separation from CIBER as its president and chief executive officer and his resignation as a director.  Under this agreement, we agreed to make certain cash payments to him in 2011, to accelerate vesting on certain stock options and restricted stock units and to provide certain insurance and other miscellaneous benefits.  At December 31, 2010, we had a remaining accrued liability balance of $5.5 million related to this agreement.  Since the beginning of 2011, we have paid out approximately $5.3 million, leaving a remaining accrued liability balance of $0.2 million at September 30, 2011, which is included in “other accrued expenses and liabilities” on the Consolidated Balance Sheets.

(4) Goodwill

We perform our annual impairment analysis of goodwill as of June 30 each year, or more often if there are indicators of impairment present.  We test each of our reporting units for goodwill impairment.  Our reporting units are the same as our operating divisions and reporting segments.  The goodwill impairment test requires a two-step process.  The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required.  If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment.  Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

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

Because indicators of impairment existed for our IT Outsourcing reporting unit, we performed the second step of the test to determine the implied fair value of goodwill for that reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $16.3 million in 2011, which represented 63% of the goodwill of the IT Outsourcing reporting unit prior to the impairment charge.  The impairment charge in our IT Outsourcing division was primarily a result of the decreased operating performance of the division, including a lag in new sales and our inability to achieve operational efficiencies.

We adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that additional impairment charges will not be required in the future.

For the quarter ended September 30, 2011, we reviewed for indicators of impairment and believed that the market decline in the government services industry, which was based on concerns about defense budget cuts and funding uncertainty, warranted a test for goodwill impairment in our Federal reporting unit.  There were no other events or circumstances that would more likely than not reduce the fair value below carrying amount for any of our other reporting units.  Accordingly, we performed the step one goodwill impairment test for our Federal reporting unit as of September 30, 2011.  We used current estimates of forecasted cash flows, current pricing multiples derived from publicly-traded companies that are comparable to the Federal reporting unit, and other assumptions to determine fair value.  Based on the results of our step one goodwill impairment test, which utilized a consistent methodology as described above, we estimated that the fair value exceeded the carrying amount, thus no impairment was indicated and no further analysis was required.

As a result of the changes to our reportable segments effective January 1, 2011, $8.7 million of the goodwill previously attributable to our former U.S. ERP division was allocated to our IT Outsourcing division and the balance of $45.6 million was allocated to our North America division.  The changes in the carrying amount of goodwill during the nine months ended September 30, 2011, were as follows:

	International	North America	Federal	IT Outsourcing	Total
	(In thousands)
Balance at January 1, 2011	$140,752	$127,815	$44,264	$26,077	$338,908
Goodwill impairment	—	—	—	(16,300)	(16,300)
Adjustments on prior acquisition	135	—	—	—	135
Effect of foreign exchange rate changes	976	—	—	—	976
Balance at September 30, 2011	$141,863	$127,815	$44,264	$9,777	$323,719

(5) Borrowings

CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”).  At September 30, 2011, we had outstanding borrowings of $80.7 million under the Senior Credit Facility.  The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $30 million at September 30, 2011.

On October 31, 2011, we executed an amendment and extension to the Senior Credit Facility with our lenders.  The amendment, among other things, 1) extends the maturity date to January 1, 2013; 2) increases the rates applicable to our borrowings by 0.50% on both November 1, 2011 and January 1, 2012, and by 1.00% on April 1, 2012; 3) revises the minimum and/or maximum levels permitted under the consolidated total leverage ratio, the consolidated fixed charge coverage ratio and the minimum EBITDA for the next five quarters; and 4) requires the Company to make a $5 million payment on the term loan on December 30, 2011, and to make a payment for the remaining outstanding principal balance of the term loan on January 31, 2012.  We paid a $0.8 million amendment fee to our lenders in relation to the amendment and extension.  Due to the revised term loan repayment schedule effective under the amendment, $30 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our Consolidated Balance Sheets.  Based on the scheduled maturity date, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt in our financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.  As a result, prior to the issuance of our financial statements for the period ending on March 31, 2012, we intend to either amend this facility to provide for an extension of the maturity date, or replace the facility with alternative bank financing or other equity or debt financing.  We are also contemplating other alternatives to pay down the facility, including repatriating some of our foreign cash and possible asset sales.  There can be no assurance that we will be successful in achieving any of the above-mentioned alternatives, or that if available to us, the terms of any of these alternatives, such as an amended facility, will not be materially less favorable to the Company.

The Senior Credit Facility contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  We are required to be in compliance with the financial covenants at the end of each calendar quarter.  At September 30, 2011, we were in compliance with all of our financial covenants under the Senior Credit Facility, which were amended on July 28, 2011, in connection with a waiver of our non-compliance under the financial covenants in place for June 30, 2011.  Based on management’s current estimates, we do not currently believe a further covenant violation to be probable of occurring for at least the next 12 months.

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

As a result of our recent cumulative domestic losses, during the three months ended June 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011.  In addition, we haven’t recorded any deferred tax benefit for our domestic tax operating losses incurred after April 1, 2011.  Our cumulative valuation allowance recorded against all of our deferred tax assets at September 30, 2011, was approximately $45 million.  Our reported net deferred tax assets are attributable to certain of our foreign operations.  The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability.  As we generate domestic taxable income in future periods, we do not expect to record significant related income tax expense until the valuation allowance is significantly reduced.  As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance.  The Company’s estimated amounts of federal net operating loss and tax credit carryforwards of approximately $54 million and $10 million, respectively, do not begin to expire until 2022.

(7) Fair Value Measurements

The Company is required to disclose the fair value of all assets and liabilities subject to fair value measurement and the nature of the valuation techniques, including their classification within the fair value hierarchy, utilized by the Company in performing these measurements.

The FASB provides a fair value framework that requires the categorization of assets and liabilities into three levels based upon the assumptions (or inputs) used to price the assets or liabilities, which are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions.

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Total Fair Value as of September 30,	Fair Value Measurements as of September 30, 2011, Using Fair Value Hierarchy
Description	2011	Level 1	Level 2	Level 3
	(In thousands)
Interest rate swap liability	$215	$—	$215	$—

The fair value of the interest rate swap is recorded in “other accrued expenses and liabilities” on the Consolidated Balance Sheets.

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature.  The fair value of derivative instruments, such as interest rate swaps, is determined utilizing market-based information, such as LIBOR-based yield curves.  Our interest rate swap matures on March 31, 2012, and effectively converts $25 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  The book values of the borrowing under our Senior Credit Facility and our other bank debt approximate their fair values, due to either their variable interest rates or their short-term nature.

(8) Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Comprehensive income (loss):
Consolidated net income (loss)	$3,164	$3,364	$(50,905)	$(74,398)
Gain (loss) on hedging activity, net of tax	62	(40)	151	(142)
Foreign currency translation adjustments	(14,892)	18,771	(453)	(7,793)
Comprehensive income (loss)	(11,666)	22,095	(51,207)	(82,333)
Comprehensive income (loss) attributable to noncontrolling interests	24	(19)	210	(563)
Comprehensive income (loss) attributable to CIBER, Inc.	$(11,690)	$22,114	$(51,417)	$(81,770)

(9) Segment Information

Our reportable segments are our four operating divisions, which consist of our International, North America, Federal and IT Outsourcing divisions.  Our International division operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand, and provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our former U.S. ERP division.  This division primarily provides application development, integration and support, as well as software implementation services for Enterprise Resource Planning (“ERP”) software from software vendors, such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing and remote application support services.  Beginning in 2011, the IT Outsourcing division also includes our Technology Solutions Group Practice that provides IT infrastructure products and architecture.  In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions.  All 2010 segment data has been adjusted to conform to the 2011 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
International	$113,546	$91,977	$354,684	$272,596
North America	107,080	125,392	317,803	371,361
Federal	28,561	28,913	82,953	91,383
IT Outsourcing	23,885	22,325	71,482	64,184
Total segment revenues	273,072	268,607	826,922	799,524
Corporate/Inter-segment	(2,346)	(2,725)	(5,904)	(5,559)
Total revenues	$270,726	$265,882	$821,018	$793,965

Operating income (loss):
International	$5,950	$4,568	$21,976	$12,574
North America	7,436	9,836	3,853	30,042
Federal	1,985	1,046	4,029	2,577
IT Outsourcing	399	(363)	341	(279)
Total segment operating income	15,770	15,087	30,199	44,914
Corporate expenses	(7,719)	(6,859)	(23,125)	(26,418)
Goodwill impairment	—	—	(16,300)	(112,000)
Amortization of intangible assets	(131)	(1,087)	(1,648)	(3,361)
Total operating income (loss)	$7,920	$7,141	$(10,874)	$(96,865)

	September 30, 2011	December 31, 2010
	(In thousands)
Assets(1):
International	$82,613	$72,123
North America	74,090	94,247
Federal	24,316	22,935
IT Outsourcing	20,644	28,715
Total	$201,663	$218,020

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

Critical Accounting Policies and Estimates

Goodwill — We perform our annual impairment analysis of goodwill as of June 30 each year, or more often if there are indicators of impairment present.  We test each of our reporting units for goodwill impairment.  Our reporting units are the same as our operating divisions and reporting segments.  The goodwill impairment test requires a two-step process.  The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required.  If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment.  Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

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

Because indicators of impairment existed for our IT Outsourcing reporting unit, we performed the second step of the test to determine the implied fair value of goodwill for that reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships and trade name.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment, we recorded an impairment charge of $16.3 million in 2011, which represented 63% of the goodwill of the IT Outsourcing reporting unit prior to the impairment charge.  The impairment charge in our IT Outsourcing division was primarily a result of the decreased operating performance of the division, including a lag in new sales and our inability to achieve operational efficiencies.

We adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that additional impairment charges will not be required in the future.

For the quarter ended September 30, 2011, we reviewed for indicators of impairment and believed that the market decline in the government services industry, which was based on concerns about defense budget cuts and funding uncertainty, warranted a test for goodwill impairment in our Federal reporting unit.  There were no other events or circumstances that would more likely than not reduce the fair value below carrying amount for any of our other reporting units.  Accordingly, we performed the step one goodwill impairment test for our Federal reporting unit as of September 30, 2011.  We used current estimates of forecasted cash flows, current pricing multiples derived from publicly-traded companies that are comparable to the Federal reporting unit, and other assumptions to determine fair value.  Based on the results of our step one goodwill impairment test, which utilized a consistent methodology as described above, we estimated that the fair value exceeded the carrying amount, thus no impairment was indicated and no further analysis was required.

We currently have a remaining goodwill balance of $323.7 million at September 30, 2011.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  In addition, we make certain judgments about allocating shared assets, such as cash and property and equipment, to the balance sheet for the reporting units.  We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

As a result of our recent cumulative domestic losses, during the three months ended June 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011.  In addition, we haven’t recorded any deferred tax benefit for our domestic tax operating losses incurred after April 1, 2011.  Our cumulative valuation allowance recorded against all of our deferred tax assets at September 30, 2011, was approximately $45 million.  Our reported net deferred tax assets are attributable to certain of our foreign operations.  The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability.  As we generate domestic taxable income in future periods, we do not expect to record significant related income tax expense until the valuation allowance is significantly reduced.  As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance.  The Company’s estimated amounts of federal net operating loss and tax credit carryforwards of approximately $54 million and $10 million, respectively, do not begin to expire until 2022.

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

We are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes, plus interest and possible penalties.  Tax exposures can involve complex issues and may require an extended period to resolve.  We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe it is more likely than not that all or some portion of a tax benefit will not be realized as the result of an audit.  We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the estimates of tax benefits to be realized, such as the progress of a tax audit or the expiration of a statute of limitations.  We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable.  However, final determinations of prior-

year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions.  The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period in which that determination is made.  We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.  We currently expect to repatriate approximately $30 million of foreign cash to the U.S. within the next six months.  The timing and sources of such cash will determine the amount of the additional tax costs, if any, associated with the repatriation.  Due to our current available net operating losses and tax credit carryforwards, a repatriation of foreign cash is not expected to have a material tax consequence to the Company.  However, the repatriation will reduce the tax benefits available to offset our future domestic profits.  Absent the availability of net operating losses or tax credits, the possible tax consequences of any repatriation could be significant.

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

Our reportable segments are our four operating divisions, which consist of our International, North America, Federal and IT Outsourcing divisions.  Our International division operates primarily in Western Europe, but also has offices in China, Russia, Australia and New Zealand, and provides a broad range of IT consulting services, including package software implementation, application development, systems integration and support services.  Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our former U.S. ERP division.  This division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors, such as Oracle, SAP and Lawson.  Our Federal division provides a range of custom support services, including infrastructure support, systems integration, mission support and enterprise security.  Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, service desk and desktop outsourcing and remote application support services.  Beginning in 2011, the IT Outsourcing division also includes our Technology Solutions Group Practice that provides IT infrastructure products and architecture.  In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions.  All 2010 segment data has been adjusted to conform to the 2011 presentation.

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

Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges.  In recent quarters, we have been and expect to continue to be affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives.  These initiatives have included going to vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited CIBER, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients.  The pricing environment continues to be extremely competitive.  A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors.  Another issue which has had and continues to have an impact on our revenues and profitability, involves a much longer sales cycle than we have seen historically, as a result of much slower decision-making processes on new projects in the industries that we currently serve, or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work.  Additionally, we have encountered difficulty in hiring enough SAP-skilled resources globally and have relied more than usual on higher-priced subcontractors, which has a negative impact on our profitability.  In connection with the extensive strategic review of our business, which we began in 2010, we have tightened our standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance.  However, there can be no assurance that we will be successful with such actions.  Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full.  The impact of project cancellations cannot be accurately predicted.  Consequently, our bad debt expense may differ from our estimates, and any cancellations or failures to make full payment may negatively impact our results of operations.

In addition to the $16.3 million non-cash goodwill impairment charge and the $29.1 million non-cash charge to provide a full valuation allowance on our United States deferred tax assets, we also incurred $13.4 million of revenue adjustments in our North America division during the three months ended June 30, 2011, from significant changes in estimates related to costs or scope on five fixed-price contracts signed in 2009 or earlier.  During the three months ended June 30, 2010, the Company recorded a $112.0 million non-cash goodwill impairment charge resulting from the 2010 annual impairment test, and we also incurred $6.1 million of expenses related to executive charges and leadership transition costs during the same period.

Results of Operations — Comparison of the Three Months Ended September 30, 2011 and 2010

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2011		2010
	(Dollars in thousands)
Consulting services	$256,624	94.8%	$252,619	95.0%
Other revenue	14,102	5.2	13,263	5.0
Total revenues	$270,726	100.0%	$265,882	100.0%

Gross profit — consulting services	$64,081	25.0%	$62,374	24.7%
Gross profit — other revenue	4,677	33.2	3,491	26.3
Gross profit — total	68,758	25.4	65,865	24.8

SG&A expenses	60,707	22.4	57,637	21.7
Amortization of intangible assets	131	—	1,087	0.4

Operating income	$7,920	2.9%	$7,141	2.7%

Net income attributable to CIBER, Inc.	$3,140	1.2%	$3,402	1.3%

Revenues.  Total revenues increased 2%, for the three months ended September 30, 2011, compared to the same period of 2010.  Constant currency adjusted revenue decreased 2%.  Significant growth in our International division, primarily related to strong demand for SAP services and boosted by favorable currency rates offset decreased revenues from our North America division.

Revenue by segment was as follows:

	Three Months Ended September 30,
	2011	2010	% change
	(In thousands)
International	$113,546	$91,977	23.5%
North America	107,080	125,392	(14.6)
Federal	28,561	28,913	(1.2)
IT Outsourcing	23,885	22,325	7.0
Total segment revenues	273,072	268,607	1.7
Corporate/Inter-segment	(2,346)	(2,725)	n/m
Total revenues	$270,726	$265,882	1.8%

n/m = not meaningful

•                  International revenues improved 23% overall, or 12% on a constant currency adjusted basis.  The current period revenue growth was generally due to increased demand for our services at existing accounts in several key verticals such as Manufacturing, Utilities and Retail resulting from increased efforts undertaken by the division and by the Company’s global account team. Additionally, our German-based managed services practice, which was a start-up business in 2010, contributed to the current period revenue improvement.

•                  North America revenues declined 15% between the comparable quarters predominantly due to several concluded engagements and a reduction in the level of services provided at a number of other clients. The revenue from these engagements and reduced services has not been sufficiently replaced due to a number of factors. We have experienced some operational inefficiencies that were created during our transition away from our previous branch model to a more functional model structured around strategic service offerings and key verticals that leverage our expertise. Additionally, the current year leadership transition created a distraction and hindered efforts to focus on new revenue growth. Another by-product of these transitions has been weaker than expected sales performance related to prioritizing sales of higher-margin, solutions-based services, which have a longer sales cycle, along with a number of new sales members that aren’t yet fully productive in their roles, either due to our more rigorous training process or lingering operational issues from the transitions. These sales and operational challenges in North America are expected to impact the last quarter of 2011 as well; however, we are aggressively addressing these issues to improve our future results. We are aware that the possibility of a slowing economy could negatively impact our results through project delays or pricing pressure from current or potential customers, among other things, despite any efforts we make to improve our sales effectiveness.

•                  Federal revenues decreased 1% as a result of the ongoing delay in new contract awards and minimal funding of existing contracts due to government budgetary issues, downsized contracts at two large clients in our Defense Technology Systems practice, and disappointing recompete results on several expiring contracts subsequently awarded to qualified small businesses. The Federal division began an aggressive effort to leverage its 15 key government wide acquisition contract (“GWAC”) and multiple award contract (“MAC”) vehicles by establishing dedicated business development and proposal staff to work on GWAC/MAC opportunities.  This effort resulted in the receipt of new task order awards starting late in the current quarter.

•                  IT Outsourcing revenue improved 7% during the current quarter, related to expansion of services at several existing clients and starting work for a new client.

Gross Profit.  Our gross profit margin improved to 25.4% for the three months ended September 30, 2011, from 24.8% for the same period in 2010.  The improvement was predominantly driven by an increase in the International division’s gross profit margin.  Some of International’s improvement is attributable to our German-based managed services practice, which was an unprofitable start-up operation throughout much of 2010, but has been a positive contributor to the International division’s gross profit margin in 2011.  The International division’s gross margin was also positively impacted by improved consultant utilization rates and several gross margin improvement initiatives undertaken by the division.  Further improvements to the International division’s gross profit margin continue to be limited by a continued reliance on higher-priced subcontractors.  North America gross profit margin was flat between the comparable periods due to new higher-margin business being offset by the negative impact of service-level reductions and concluded engagements.

Selling, general and administrative costs.  SG&A costs increased to $60.7 million, or 22.4% of revenue, for the three months ended September 30, 2011, from $57.6 million, or 21.7% of revenue, for the three months ended September 30, 2010.  The increase was primarily due to our International division, which incurred increased sales and recruiting costs, additional costs related to various global initiatives, and higher facilities and support costs, which increase with headcount growth.  Offsetting the increase in the International division, North America’s SG&A costs decreased primarily due to a reduction in salaries and bad debt expenses, and cost reduction initiatives in a number of other categories, such as travel and maintenance.

Operating income.  Operating income was $7.9 million for the three months ended September 30, 2011, compared with  $7.1 million for the same period of last year.

Operating income by segment was as follows:

	Three Months Ended September 30,		%	2011 % of	2010 % of
	2011	2010	change	revenue*	revenue*
	(In thousands)
International	$5,950	$4,568	30.3%	5.2%	5.0%
North America	7,436	9,836	(24.4)	6.9	7.8
Federal	1,985	1,046	89.8	7.0	3.6
IT Outsourcing	399	(363)	209.9	1.7	(1.6)
Total segment operating income	15,770	15,087	4.5%	5.8	5.6
Corporate expenses	(7,719)	(6,859)		(2.9)	(2.5)
Amortization of intangible assets	(131)	(1,087)		—	(0.4)
Total operating income	$7,920	$7,141		2.9%	2.7%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  The improvement in International operating income was driven by improved gross profit margin related to the contribution from the German-based managed services business in 2011, compared with the start-up costs of the same business in the third quarter of 2010, better consultant utilization rates and gross profit margin improvement initiatives undertaken. Much of the gross profit margin improvement was offset by a substantial increase in the division’s SG&A costs.

•                  North America operating income decreased primarily related to the insufficient replacement of revenue related to concluded projects and reduced services at a number of clients, but also related to the division’s sales and operational challenges. Reductions in various SG&A expense categories such as salaries, bad debt and travel, helped to offset some of the reductions.

•                  Federal operating income increased substantially over the prior year due to the current period gross profit margin improvement through several margin improvement initiatives related to creating efficiencies in the estimation and bidding processes, as well as a modest increase from new contract awards at higher margins.

•                  IT Outsourcing had operating income of $0.4 million in the current period compared with an operating loss of $0.4 million for the same period of the prior year. The improvement was related to several SG&A cost control initiatives, plus operating income contribution from services performed for a new client and from expansion of services at several other clients.

•                  Corporate expenses were higher during the three months ended September 30, 2011, primarily due to increased share-based compensation, consulting and IT costs between the comparable periods.

Interest expense.  Interest expense increased $0.5 million for the three months ended September 30, 2011, compared to the same period of 2010, primarily due to a higher interest rate on the borrowings under our Senior Credit Facility.

Other income (expense), net.  Other income, net was $0.5 million for the three months ended September 30, 2011, compared with other expense, net of $0.6 million for the same period of 2010.  We had $0.5 million of foreign exchange gains in the current quarter as compared to $0.7 million of foreign exchange losses during the same period of 2010.

Income taxes.  For the three months ended September 30, 2011, we had income tax expense of $3.3 million, compared with $1.6 million for the same period of 2010.

Current period U.S. and foreign income (loss) before income taxes and income tax expense were as follows:

	Three Months Ended September 30, 2011
	U.S.	Foreign	Total
	(In millions)
Income (loss) before income taxes	$(1.4)	$7.8	$6.4
Income tax expense	1.7	1.6	3.3

Our current period income tax expense was materially impacted by the blend of jurisdictions with taxable income, including those with losses for which we receive no tax benefit.  Beginning in the second quarter of this year, due to our recent history of losses in our U.S. operations, we cannot record tax benefits for our U.S. incurred losses.  Additionally, irrespective of our income or loss levels, our U.S. operations continue to incur tax expense, primarily as a result of deferred taxes related to intangibles.  The effective rate on our foreign tax expense also varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 20%-30%.

Results of Operations — Comparison of the Nine Months Ended September 30, 2011 and 2010

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2011		2010
	(Dollars in thousands)
Consulting services	$778,490	94.8%	$750,992	94.6%
Other revenue	42,528	5.2	42,973	5.4
Total revenues	$821,018	100.0%	$793,965	100.0%

Gross profit — consulting services	$181,537	23.3%	$186,218	24.8%
Gross profit — other revenue	15,388	36.2	12,456	29.0
Gross profit — total	196,925	24.0	198,674	25.0

SG&A expenses	189,851	23.1	180,178	22.7
Goodwill impairment	16,300	2.0	112,000	14.1
Amortization of intangible assets	1,648	0.2	3,361	0.4

Operating loss	$(10,874)	(1.3)%	$(96,865)	(12.2)%

Net loss attributable to CIBER, Inc.	$(51,110)	(6.2)%	$(73,846)	(9.3)%

Revenues.  Total revenues increased $27.1 million, or 3%, for the nine months ended September 30, 2011, compared to the same period of 2010.  Constant currency adjusted revenue decreased nominally between the comparable nine month periods.  Significant growth in our International division, boosted by favorable currency rates during the second and third quarters, as well as increased revenues in our IT Outsourcing division offset decreased revenues from our North America and Federal divisions.

Revenue by segment was as follows:

	Nine Months Ended September 30,
	2011	2010	% change
	(In thousands)
International	$354,684	$272,596	30.1%
North America	317,803	371,361	(14.4)
Federal	82,953	91,383	(9.2)
IT Outsourcing	71,482	64,184	11.4
Total segment revenues	826,922	799,524	3.4
Corporate/Inter-segment	(5,904)	(5,559)	n/m
Total revenues	$821,018	$793,965	3.4%

n/m = not meaningful

•                  International revenues improved 30% overall, or 20% on a constant currency adjusted basis.  The current period revenue growth was generally due to increased sales of SAP software services primarily in several key verticals such as Utilities, Manufacturing and Retail resulting from increased efforts undertaken by the division and by the Company’s global account team in these areas of focus. Our German-based managed services practice, which was a start-up business in 2010, also contributed to the current period revenue improvement. The acquisition of Segmenta, completed in mid-June 2010, accounted for 4% of current period revenue growth.

•                  North America revenues declined 14% between the comparable periods, predominantly due to several concluded engagements and a reduction in the level of services provided at a number of other clients. Additionally, during the second quarter of 2011, we took an unusually large amount of revenue adjustments from significant changes in estimates related to costs or scope on five fixed-price projects during the second quarter of 2011. The revenue from these engagements and reduced services has not been sufficiently replaced due to a number of factors. We have experienced some operational inefficiencies that were created during our transition away from our previous branch model to a more functional model structured around strategic service offerings and key verticals that leverage our expertise. Additionally, the current year leadership transition created a distraction and hindered efforts to focus on new revenue growth. Another by-product of these transitions has been weaker than expected sales performance related to prioritizing sales of higher-margin, solutions-based services, which have a longer sales cycle, along with a number of sales members that aren’t yet fully productive in their roles, either due to our more rigorous training process or lingering operational issues from the transitions. These sales and operational challenges in North America are expected to impact the last quarter of 2011 as well; however, we are aggressively addressing these issues to improve our future results. We are aware that the possibility of a slowing economy could negatively impact our results through project delays or pricing pressure from current or potential customers, among other things, despite any efforts we make to improve our sales effectiveness.

•                  Federal revenues decreased 9% primarily due to the ongoing delay in new contract awards and minimal funding of existing contracts due to government budgetary issues, downsized contracts at two large clients in our Defense Technology Systems practice and disappointing recompete results on several expiring small business contracts subsequently awarded to qualified small businesses. Additionally, the division had an unusual amount of low-margin material sales during the nine months ended September 30, 2010, that weren’t replicated in the current period and which represented about one-third of the overall decrease in revenues between the comparable periods. The Federal division began an aggressive effort to leverage its 15 key government wide acquisition contract (“GWAC”) and multiple award contract (“MAC”) vehicles by establishing dedicated business development and proposal staff to work on GWAC/MAC opportunities.  This effort resulted in the receipt of new task order awards starting late in the current quarter.

•                  IT Outsourcing revenue improved 11% during the current period, primarily related to expansion of services at several existing clients, as well as a small contribution from new client growth.

Gross Profit.  Our gross profit margin declined to 24.0% for the nine months ended September 30, 2011, from 25.0% for the same period in 2010.  The significant impact on North America gross margin related to the five fixed-price projects was the predominant reason for the overall decrease, as well as the negative impact of service-level reductions and concluded engagements.  The North America decrease was partially offset by more than a 200 basis point increase in the International division’s gross margin between the comparable periods, a significant portion of which was due to start-up costs incurred in

2010 for our German-based managed services practice, as well as the impact from the Segmenta acquisition for the full nine months of 2011, compared with only four months in the prior year.  The International division’s gross margin was also positively impacted by improved consultant utilization rates and several gross margin improvement initiatives undertaken by the division.  Further improvements to the International division’s gross profit margin continue to be limited by a continued reliance on higher-priced subcontractors.

Selling, general and administrative costs.  Our SG&A costs increased $9.7 million, or 5%, to $189.9 million for the nine months ended September 30, 2011, primarily due to an increase in our International division, which was partially offset by decreases in our other divisions and corporate SG&A costs.  The increase in the International division was predominantly related to increased sales and recruiting costs, additional costs related to various global initiatives, and higher facilities and support costs, which increase with headcount growth.  North America had the largest divisional decrease primarily related to reduced salary expense.  Additionally, corporate SG&A expenses were down predominantly related to a reduction in separation-type expenses in the current period, as compared to $6.1 million of executive charges and leadership transition expenses incurred during 2010.  SG&A costs as a percentage of revenue increased to 23.1% for the nine months ended September 30, 2011, from 22.7% for the nine months ended September 30, 2010, primarily due to lower than expected revenues in our North America division, including the revenue adjustments on fixed-price projects and increased severance, as well as the International division SG&A expense increases.

Operating loss.  Operating loss was $10.9 million for the nine months ended September 30, 2011, compared with an operating loss of $96.9 million for the same period of last year.

Operating income (loss) by segment was as follows:

	Nine Months Ended September 30,		%	2011 % of	2010 % of
	2011	2010	change	revenue*	revenue*
	(In thousands)
International	$21,976	$12,574	74.8%	6.2%	4.6%
North America	3,853	30,042	(87.2)	1.2	8.1
Federal	4,029	2,577	56.3	4.9	2.8
IT Outsourcing	341	(279)	222.2	0.5	(0.4)
Total segment operating income	30,199	44,914	(32.8)%	3.7	5.6
Corporate expenses	(23,125)	(26,418)		(2.8)	(3.3)
Goodwill impairment	(16,300)	(112,000)		(2.0)	(14.1)
Amortization of intangible assets	(1,648)	(3,361)		(0.2)	(0.4)
Total operating loss	$(10,874)	$(96,865)		(1.3)%	(12.2)%

*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•                  International operating income improved by 160 basis points, driven by improved gross margins related to the contribution from the German managed services business in 2011, compared with the start-up costs of the same business in 2010, the impact of the Segmenta acquisition, higher consultant utilization levels and gross margin improvement initiatives undertaken. All of which were partially offset by the increase in SG&A expenditures.

•                  North America operating income decreased to $3.9 million in the current period from $30.0 million for the same period of 2010 primarily related to the impact from the fixed-price projects, as well as the negative impact of service-level reductions and concluded engagements mentioned above.

•                  Federal operating income increased by over 200 basis points related to an improvement in gross margin due to a reduction in lower-margin material sales in the current period, several margin improvement initiatives, and a modest increase from new contract awards at higher margins.

•                  IT Outsourcing had operating income of $0.3 million in the current period compared with an operating loss of $0.3 million for the same period of the prior year. The improvement was due to a reduction in expenses primarily related to direct and SG&A cost control initiatives.

•                  Corporate expenses were down $3.3 million between the comparable periods. During the prior year period, the Company incurred $6.1 million of expenses related to executive charges and leadership transition costs, compared with $1.2 million of severance costs during the current nine month period. The decrease in separation and severance charges was partially offset by increases in consulting, share-based compensation and IT costs during the current nine month period.

Interest expense.  Interest expense increased $0.7 million during the nine months ended September 30, 2011, compared to the same period of 2010.  The increase is predominantly due to a larger amount of interest accretion in the current nine month period on our remaining liability for the Segmenta acquisition completed in June 2010, compared to the similar period of the prior year, as well as higher interest rates on the borrowings outstanding under our Senior Credit Facility.

Other income (expense), net.  Other expense, net was $3.0 million for the nine months ended September 30, 2011, compared with nominal other income, net for the same period of 2010.  A $3.2 million increase in the estimated fair value of our liability for acquisition-related contingent consideration, resulting from a revised agreement that finalized the amount of the future consideration in the second quarter of 2011 accounted for the decrease, and was slightly offset by $0.2 million of current period foreign exchange gains compared with nominal foreign exchange losses for the same period of 2010.

Income taxes.  For the nine months ended September 30, 2011, we had income tax expense of $31.7 million, compared with an income tax benefit of $27.3 million for the same period of 2010.  The primary component of the current period income tax expense was $31.4 million of U.S. deferred tax expense, primarily resulting from the valuation allowance recorded during the second quarter of 2011 against our U.S. deferred tax assets.  Such deferred tax expense was partially offset by a deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during the second quarter of 2011.  Additionally, we had current period foreign income tax expense of $4.1 million.  There was no current period tax benefit associated with our $24.0 million of domestic losses, which exclude the $16.3 million goodwill impairment charge.  The primary component of the income tax benefit for the nine months ended September 30, 2010, was a $30.8 million deferred tax benefit on the non-cash goodwill impairment charge recorded during the quarter ended June 30, 2010.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our Senior Credit Facility, which is scheduled to mature on January 1, 2013.  CIBER is currently in the process of evaluating alternative bank financing to replace the Senior Credit Facility.  We are also contemplating other alternatives to pay down the facility, including repatriating some of our foreign cash and possible asset sales.  There can be no assurance that we will be successful in achieving any of the above-mentioned alternatives, or that if available to us, the terms of these alternatives, such as an amended facility, will not be materially less favorable to the Company.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and our Senior Credit Facility or alternative financing will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $52.8 million at September 30, 2011, compared to $69.3 million at December 31, 2010.  Our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility.  Typically, most of our cash balance is maintained by our foreign subsidiaries.  From time to time, we may engage in short-term loans from our foreign operations.  On September 30, 2011, we had a short-term $10 million loan from our foreign operations.  In order to meet the scheduled principal reduction requirements for the term loan under the Senior Credit Facility, resulting from the October 31, 2011 amendment (discussed below in detail), we currently expect to repatriate approximately $30 million of foreign cash to the U.S. within the next six months.  The timing and sources of such cash will determine the amount of the additional tax costs, if any, associated with the repatriation.  Due to our current available net operating losses and tax credit carryforwards, a repatriation of foreign cash is not expected to have a material tax consequence to the Company.  However, the repatriation will reduce the tax benefits available to offset our future domestic profits.  Absent the availability of net operating losses or tax credits, the possible tax consequences of any repatriation could be significant.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$(9,112)	$7,124
Investing activities	(9,412)	(13,173)
Financing activities	(919)	(7,686)
Effect of foreign exchange rate changes on cash and cash equivalents	2,917	(2,193)
Net decrease in cash and cash equivalents	$(16,526)	$(15,928)

Operating activities.  Cash used in operating activities was $9.1 million during the nine months ended September 30, 2011, compared with cash provided from operating activities of $7.1 million for the same period of 2010.  The increase in cash used in operations is primarily due to reduced net income, after adjustment for non-cash items like goodwill impairment, deferred taxes, and depreciation and amortization.

Changes in normal short-term working capital items, continued to contribute to the overall reduction in cash from operations during the nine months ended September 30, 2011, as compared to the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), timing of our normal bi-weekly U.S. payroll cycle, timing of variable compensation payments, and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  Changes in accounts receivable have a significant impact on our cash flow.  Items that can affect our accounts receivable day’s sales outstanding (“DSO”) include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.  Additionally, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from International receivables and payables are typically maximized in the fourth quarter, and annual bonuses are paid during the first quarter.

Total accounts receivable decreased $18.0 million to $221.2 million at September 30, 2011, from $239.2 million at December 31, 2010.  Total accounts receivable DSO was 61 days at September 30, 2011, compared to 62 days at December 31, 2010.  Domestic DSO declined during the current quarter predominantly due to reduced North America division revenues and improved collections near the end of the period; however, our domestic DSO continues to be negatively impacted by the timing of billing milestones on certain larger, fixed-price contracts.  We have experienced several delays in customer acceptance of applicable milestones, thereby limiting our ability to bill for our services.  Our International division typically experiences slower receivable payments in the first half of the year with improvement in the second half of the year with their lowest DSO levels typically occurring in December.  In the most recent quarter, International DSO declined due to improved collections, a reduction in the level of services at several clients and changes in foreign currency rates.  Overall however, improved sales have increased International accounts receivable balances in 2011.

Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.  During the nine months ended September 30, 2010, we accrued $6.1 million for executive charges, compared with related payments totaling $5.3 million during the nine months ended September 30, 2011.

Investing activities.  Investing activities are primarily comprised of cash paid for purchases of property and equipment and business acquisitions.  Spending on property and equipment decreased to $8.5 million during the nine months ended September 30, 2011, from $9.6 million in the same period of 2010.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure.  Larger capital spending projects typically relate to periodic investments in our client support-based infrastructure for our domestic and offshore delivery centers and data center operations, and such investments will fluctuate from period to period.  In 2011, we are expanding our delivery center operations in India, which we estimate will cost up to $5 million.  We also plan to make other capital investments to begin enhancing our information management systems, develop management and sales tools and work on unifying our systems globally.  Cash payments related to acquisitions were $0.9 million during the nine months ended September 30, 2011 as compared to $3.5 million last year.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under the revolving credit portion of our Senior Credit Facility.  This fluctuates based on cash provided by, or used in, our domestic operations during the period as our cash receipts and disbursements are linked to the revolving credit facility.  During the nine month periods ended September 30, 2011 and 2010, we had net payments of $7.1 million and $4.7 million, respectively.  We also had a cash inflow of $7.0 million for proceeds from employee stock plans during the nine months ended September 30, 2011, compared with an inflow of $1.7 million during the same period of 2010.  During the nine months ended September 30, 2010, we had a cash outflow of $2.4 million related to the repurchase of our common stock, with no similar outflows in the 2011 period.

Senior Credit Facility.  CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”).  At September 30, 2011, we had outstanding borrowings of $80.7 million under the Senior Credit Facility.  The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $30 million at September 30, 2011.

On October 31, 2011, we executed an amendment and extension to the Senior Credit Facility with our lenders.  The amendment, among other things, 1) extends the maturity date to January 1, 2013; 2) increases the rates applicable to our borrowings by 0.50% on both November 1, 2011 and January 1, 2012, and by 1.00% on April 1, 2012; 3) revises the minimum and/or maximum levels permitted under the consolidated total leverage ratio, the consolidated fixed charge coverage ratio and the minimum EBITDA for the next five quarters; and 4) requires the Company to make a $5.0 million payment on the term loan on December 30, 2011, and to make a payment for the remaining outstanding principal balance of the term loan on January 31, 2012.  We paid a $0.8 million amendment fee to our lenders in relation to the amendment and extension.  Due to the revised term loan repayment schedule effective under the amendment, $30 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our Consolidated Balance Sheets.  Based on the scheduled maturity date, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt as of March 31, 2012.  As a result, prior to the issuance of our financial statements for the period ending on March 31, 2012, we intend to either amend this facility to provide for an extension of the maturity date, or replace the facility with alternative bank financing or other equity or debt financing.  We are also contemplating other alternatives to pay down the facility, including repatriating some of our foreign cash and possible asset sales.  There can be no assurance that we will be successful in achieving any of the above-mentioned alternatives, or that if available to us, the terms of these alternatives, such as an amended facility, will not be materially less favorable to the Company.

The Senior Credit Facility contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test.  We are required to be in compliance with the financial covenants at the end of each calendar quarter.  At September 30, 2011, we were in compliance with all of our financial covenants under the Senior Credit Facility, which were previously amended on July 28, 2011, in connection with a waiver of our non-compliance under the financial covenants in place for June 30, 2011.

The terms of the Senior Credit Facility, as amended most recently on October 31, 2011, include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends.  The Senior Credit Facility, as amended most recently on October 31, 2011, also includes the below financial covenants, summarized as follows:

•                  The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 4.30 to 1.00 on September 30, 2011, not greater than 3.50 to 1.00 on December 31, 2011, and not greater than 2.50 to 1.00 on March 31, 2012. The maximum leverage ratio reduces to 1.50 to 1.00 on June 30, 2012.

•                  The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense, plus interest expense, plus scheduled funded debt payments, plus any restricted payments) must be not less than 0.49 to 1.00 on September 30, 2011, not less than 0.50 to 1.00 on December 31, 2011, not less than 0.60 to 1.00 on March 31, 2012. The minimum consolidated fixed charge coverage ratio increases to not less than 1.15 to 1.00 on June 30, 2012, not less than 1.25 to 1.00 on September 30, 2012, and not less than 1.50 to 1.00 on December 31, 2012. Capital expenditures for 2011 exclude up to $5 million in connection with the expansion of our India facilities.

•                  We must maintain twelve-month consolidated EBITDA of at least $27.0 million on September 30, 2011, at least $30.2 million on December 31, 2011, at least $32.6 million on March 31, 2012, at least $51.6 million on June 30, 2012, at least $55.0 million on September 30, 2012, and at least $57.8 million on December 31, 2012.

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

We were in compliance with the above financial covenants at September 30, 2011, with the following calculations for our financial covenant ratios:

Consolidated total leverage ratio — 3.31 to 1.00 at September 30, 2011 (maximum permitted — 4.30 to 1.00)

Consolidated fixed charge coverage ratio — 0.58 to 1.00 at September 30, 2011 (minimum permitted — 0.49 to 1.00)

Consolidated EBITDA — $27.4 million at September 30, 2011 (minimum permitted - $27 million)

Asset Coverage Test — $80.7 million (not to exceed $176.9 million)

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

We may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate (“Prime”) or to a London Interbank Offered Rate (“LIBOR”) for one, three or six month maturities, each plus an applicable margin.  At September 30, 2011, the applicable margins for Prime and LIBOR loans were 3.50% and 4.50%, respectively.  These rates will increase by 0.50% each on November 1, 2011 and January 1, 2012, and will increase again by 1.00% on April 1, 2012.  The Senior Credit Facility provides for the payment of other specified recurring fees and expenses, including administrative agent fees, commitment fees, and other fees.  We currently have an interest rate swap that matures on March 31, 2012, and effectively converts $25 million of our borrowings under our Senior Credit Facility from a variable-rate instrument into a 1.77% fixed-rate instrument, plus the applicable margin.  At September 30, 2011, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility, including the interest swap, was 5.27%.

Based on management’s current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months.  However, we were in violation of our covenants at June 30, 2011, which required us to seek a waiver from our lenders, and there can be no assurance that we will be in compliance with these bank covenants in the future.  If a covenant violation were to occur, although we have been able to obtain a waiver or amendment from our lenders in the past, we cannot be certain that our lenders would agree to further waivers or amendments.  Any such waiver or amendment would come at additional costs to CIBER and such costs could be material.  We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2011, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2010, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including CIBER.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action, including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in state court in New Orleans, which was concluded in 2009 when CIBER settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  CIBER is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  However, given the complexity of the litigation, it is likely that CIBER’s motion and those of other defendants will not be decided for a significant period of time.

Item 1A.  Risk Factors

Our current level of indebtedness places restrictions upon our business, and we face the risk of breaching the financial covenants in our Senior Credit Facility.

We have a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the “Senior Credit Facility”) that matures on January 1, 2013.  We had borrowed a total of $80.7 million under the Senior Credit Facility at September 30, 2011.  The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $30 million at September 30, 2011.  We are required to repay $5.0 million of the term loan on December 30, 2011, and the remaining outstanding principal balance of the term loan on January 31, 2012.  As such, $30 million of our total obligation is classified as a current liability.  CIBER’s remaining obligation under the Senior Credit Facility is classified as long-term debt on our consolidated balance sheets.  Based on the scheduled maturity date, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt in our financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.  As a result, prior to the issuance of our financial statements for the period ending on March 31, 2012, we intend to either amend this facility to provide for an extension of the maturity date, or replace the facility with alternative bank financing or other equity or debt financing.

We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.  We are also contemplating other alternatives to pay down the facility, including repatriating some of our foreign cash and possible asset sales.  There can be no assurances that we would be successful in achieving any or all of the above-mentioned alternatives, or that such alternatives would not be on terms materially less favorable to the Company.

CIBER’s obligations under the Senior Credit Facility are secured by all of our present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of our direct foreign subsidiaries.  The terms of the Senior Credit Facility, as amended, include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends. Additionally, the Senior Credit Facility also requires us to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA and an asset coverage test.  At June 30, 2011, and occasionally earlier, we have been out of compliance with our covenants under our bank borrowings that were either waived by our lenders or required amendment of the covenants.  The failure to comply with any of these debt covenants in the future would cause a default under the Senior Credit Facility.  A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon our revolving line of credit.  In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us.  Additionally, if we needed to obtain a waiver under, or an amendment to, the Senior Credit Facility in the future, or if we seek other financing, if available, our cost of borrowing would be likely to significantly increase (including higher interest rates) and we could face more restrictive covenants.  This could materially adversely affect our ability to stay in compliance with our debt covenants and our results of operations and financial condition.  If we are unable to obtain a waiver or an amendment to the Senior Credit Facility in the event of a covenant default and, we are otherwise unsuccessful in achieving other financing or repayment alternatives in order to repay the outstanding amount due immediately, the Company’s ability to continue as a going concern may be materially adversely affected.

Given current global economic conditions, fluctuations in exchange rates against the U.S. dollar and other factors, there is an increased risk regarding our ability to maintain compliance with these debt covenants due to the impact that the global economy, exchange rates and other factors have on creating unexpected variances in our revenues, operating results and profitability, which may also cause increased volatility in our stock price.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At September 30, 2011, the carrying value of our goodwill was $323.7 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

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

Although the percentage may vary from year to year, approximately 20-25% of our total services revenue in 2010 was from engagements performed in accordance with fixed-price contracts.  When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services, which might be based on limited data and could be inaccurate.  These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the engagement.  If we do not accurately estimate our costs and timing for completion of projects, our contract could prove unprofitable or yield a profit margin that is lower than expected.

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

10.2

Fifth Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated October 31, 2011

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

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date:	November 1, 2011	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

		By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and Treasurer