Form 10-K
period 2011-12-31
CIBER INC
filed 2012-03-12
CIK 918581

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 001-13103

CIBER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-2046833 (I.R.S. Employer Identification No.)
6363 South Fiddler's Green Circle, Suite 1400, Greenwood Village, Colorado (Address of Principal Executive Offices)	80111 (Zip Code)

Registrant's telephone number, including area code: (303) 220-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2011, was $367,043,361 based on the closing price of the registrant's Common Stock of $5.55 per share reported on the New York Stock Exchange on such date.

         As of February 29, 2012, there were 72,753,075 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2011 Annual Meeting of Shareholders to be held on May 9, 2012, are incorporated by reference into Part III of this Report.

CIBER, Inc.
Form 10-K

Part I

Disclosure Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words, such as "anticipates," "believes," "could," "expects," "estimates," "intends," "may," "plans," "projects," "should," and "will" and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled "Risk Factors." Our forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statements. Readers are cautioned not to put undue reliance on forward-looking statements.

        In this Annual Report on Form 10-K, references to "we," "our," us," "the Company" or "CIBER," refer to CIBER, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Item 1.    Business

Overview

        CIBER is a leading provider of information technology ("IT"), business consulting and outsourcing services. We take a results driven approach to create high-value, long-term relationships with the clients we serve, including Global 2000 blue-chip companies, governmental agencies and educational institutions. We are recognized as a leader in solving complex IT and business issues across growing industries like energy and utilities, telecommunications, retail, healthcare, financial services, entertainment and manufacturing. In order to excel in this competitive industry and to develop deep domain expertise, our offerings are focused around a set of core competencies which include: Application Development and Management ("ADM"), Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM"), Business Intelligence and Data Warehousing, Managed Services, Testing and Quality Assurance, Mobility Services and Digital Marketing. Our combination of local, on-site account management with a global delivery model allows us to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources. Clients enjoy and benefit from CIBER's flexible approach, and take great comfort in knowing their needs will be met with CIBER's world-class delivery resources. CIBER is truly large enough to matter, yet small enough to care. For more than 35 years, CIBER has been helping clients achieve their results by understanding their goals, recommending the right solutions and delivering on our commitments.

IT Industry Background

        We participate in a large and growing marketplace. The worldwide IT industry is expected to grow by 3.7% in 2012 with IT services specifically expected to grow by 3.1%. The economic climate in Europe is causing some downward pressure on IT spending. However, this creates an opportunity as clients turn more toward managed services and systems integrators like CIBER to help them implement enabling technology to increase their enterprise growth, attract and retain new customers and reduce their costs. Clients also seek advice on technology trends that help them cope with vastly increased volumes of information. This market for IT consulting and managed services is expected to reach nearly $1 trillion by 2015, larger than computing hardware, software or telecommunications equipment. (Gartner, IT Spending Worldwide, Jan. 3, 2012 Update)

Services and Operations

        We organize our operations by geography and the nature of services. In 2011, we operated in four reportable segments, which were our primary operating divisions. In January 2012, we entered into an agreement to sell substantially all of the assets of our Federal division, and the transaction was completed on March 9, 2012. The Federal division met the conditions to be reported as discontinued operations within the financial statements in December 2011, and accordingly, our financial position, results of operations and cash flows have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the Federal division, unless otherwise noted. Excluding discontinued operations, our operating divisions for 2011 consisted of International, North America and IT Outsourcing. For 2012, we will be combining the operations of our IT Outsourcing division with our remaining two divisions.

        For the year ended December 31, 2011, our percentage of total revenue by division was as follows:

2011 Revenue %
International	48%
North America	42%
IT Outsourcing	10%

International

        Our CIBER International division, headquartered in the Netherlands, delivers a mix of ERP and custom ADM solutions. CIBER International offers a range of services covering the full IT solution lifecycle to both commercial enterprises and public sector organizations. Key geographies for our International division include the Netherlands, the United Kingdom ("UK"), Germany and the Scandinavian region consisting of Norway, Sweden and Denmark.

        The International division's enterprise solutions focus primarily on providing services related to ERP and CRM software products, as well as managed services. Our major partner relationships include SAP and Microsoft, with SAP-related solutions and services accounting for approximately 67% of the International division's total revenue in 2011. We have "Special Expertise" status in SAP Industry Solutions such as retail, automotive and chemicals, and we are a value-added reseller of SAP software in some international geographies. We also work closely with Microsoft to deliver ERP and CRM solutions in selected international geographies.

        Additionally, our International division builds custom solutions based on leading technologies such as Microsoft and Oracle to develop web services applications, implement workflow solutions, integrate legacy systems as part of an extended enterprise and build sophisticated information infrastructures through the use of Business Intelligence technologies.

North America

        Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our former U.S. ERP division. Our North America division is organized by and operates in a matrix of geographies and practices. This structure allows us to maximize our expertise to cross-sell and to leverage delivery expertise across our new and existing client base of commercial companies, educational institutions and state and local governments.

        Our North America division provides ADM services, IT Strategy and Architecture, Business Intelligence/Data Warehousing, Collaborative Solutions, CRM and Supply Chain. The division also offers consulting services to support multi-package ERP solutions from vendors including Oracle (including E-Business Suite, PeopleSoft and JD Edwards), SAP and Lawson, as well as several education management products. We possess deep industry knowledge and are highly focused on industry solutions for vertical markets such as telecommunications, healthcare, manufacturing, financial services, technology, state and local governments, higher education and entertainment. This division's ability to offer cost-effective solutions from leading software vendors and to deploy global resourcing, positions CIBER as a valued partner to our clients.

        Additionally, we design and develop custom-tailored offerings to best suit our client's business needs. Our custom solutions provide a full range of application portfolio management support, including analysis, design, development, testing, implementation, outsourcing and maintenance of business applications. Our expertise spans service-oriented architectures, including J2EE and ..NET, as well as traditional client/server and mainframe development. We also offer portal development, wireless and mobility applications and content delivery.

        The North America division is an Oracle Platinum Partner, which is the highest level of partnership in the Oracle Partner Network Specialized Program and a strategic partner to Oracle in several key industries such as the public sector, higher education and food and beverage. Our Oracle, PeopleSoft and JD Edwards solutions involve building, integrating and supporting mission critical systems for real-time enterprises.

        In addition to being an SAP gold channel partner, our North America division also is an SAP-certified global provider of application management services. The division's comprehensive SAP solutions support their customers throughout the life cycle and include implementations and upgrades, extensions, integrations and customizations. The North America division has organized its SAP Practice to serve multiple vertical markets. In its SAP Commercial Practice, the North America division focuses on customers in retail, apparel and footwear, mining, metals, manufacturing, financial services and aerospace and defense industries. In its SAP Public Sector Practice, the North America division focuses on delivering solutions to state and local governments.

        The North America division is a Certified Lawson Consulting Partner, providing full-scale business transformation projects in Lawson's target vertical markets through business process, change management and functional and technical services around Lawson technology. These target markets are healthcare, public sector, food and beverage and general manufacturing, for which we offer budgeting, financial processing and analysis, human capital management, sales order processing and manufacturing systems solutions.

IT Outsourcing

        Our IT Outsourcing division is a global business with domestic headquarters in Edison, New Jersey, and international presence throughout Europe. The division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, end user service desk and desktop services, remote infrastructure management ("RIM") and application operations support. The IT Outsourcing division's data centers, service desk centers and global operations are located in the U.S., UK, Poland, India and Spain.

        The division's Technology Solutions Group Practice focuses on providing customers with the best infrastructure products and architecture. Offerings include enterprise servers, storage, middleware, integration services, assessments and related products required to support critical business applications. Strategic relationships with IBM, NetApp, Dell, HP and other leading manufacturers allow us to architect and deploy the right solutions for our customers' environments.

Financial Information about Segments and Geographic Areas

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the Notes to our Consolidated Financial Statements included under

"Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of financial information by segment and geographic areas.

Clients

        Our clients consist primarily of Global 2000 blue-chip companies across most major industries, as well as governmental agencies in the U.S. and abroad. These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives. In 2011, our approximate percentage of total revenue by client industry was:

Manufacturing/high tech	22%
Government	13%
Healthcare/pharmaceutical	11%
Energy & Utilities	10%
Financial	9%
Retail	9%
Telecommunications	7%
Automotive	6%
Education	2%
Services and other	11%

Note:    Data presented in above table excludes revenue for our Federal division because it is reported as a discontinued operation in this Annual Report on Form 10-K; however, substantially all of the Federal division's revenue is funded by the U.S. federal government, including our contracts with several federal government prime contractors.

        Certain clients account for a significant portion of our revenue. Our International division had one client that accounted for 9% of total division revenue in 2011. Additionally, North America had two clients that accounted for 9% and 8%, respectively, of total division revenue in 2011. No client accounted for more than 5% of our total revenue in 2011.

        Client retention and turnover is highly dependent upon the type of solution we are providing. Many of our client relationships in which we are providing a custom solution have continued for many years. Each year as a result of our long-standing client relationships, most of our services revenue comes from our existing client base. Our IT Outsourcing division typically contracts with their clients for periods ranging from three to five years. With services related to package software solutions, which includes a portion of our North America division, as well as a large part of our International division, client engagements most typically involve a large enterprise software implementation over a period of six to eighteen months. Typically, once package software implementations are completed, future consulting services revenues from that client are minimal and, as a result, client turnover, with respect to these services, may be high.

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

        Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities. There can be no assurance that we will be able to continue to compete successfully with existing or future competitors, or that competition will not have a material adverse effect on our results of operations and financial condition. To improve our ability to compete we continue to move additional work to our lower-cost, offshore Global Solutions Centers and, specifically, to expand our presence in India and integrate India into our services delivery. We plan to continue to grow the scope of our operations in India and Poland over the next 12-18 months.

Our Competitive Strengths

        We believe that our corporate strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

  •
  Long-term Client Relationships—We have been in business since 1974. We continually achieve high client satisfaction and have great success renewing client relationships. In fact, a prominent client from our first year in business, Ford Motor Company, remains one of our top five clients today in terms of annual revenue. This relationship exemplifies the kind of long-term commitment that we have toward our clients and speaks to the quality and breadth of the services that we provide.

  •
  Scale of Operations—The competitive landscape for the delivery of IT services is highly fragmented. In almost every major market we compete with larger national and international publicly-held firms, as well as a host of smaller regional and local privately-held firms. For the past several years, large clients have attempted to consolidate the purchasing of IT services and work with fewer firms. Because of the relatively large scale of our operations, we have been able to remain a vendor to some of these large clients. Our successes have come at the expense of local and regional competitors that currently lack the scale to compete successfully for this work.

  •
  Balanced Business Model—We have developed a business model that allows us to provide superior, leading-edge services that are routinely updated to meet the current needs of our clients. We have developed a reputation for thought leadership in selected industry verticals.

  •
  Valued Service Offerings—We offer services to our clients in both the private and public sectors, including core competencies in ADM, ERP, CRM, Business Intelligence and Data Warehousing, Managed Services, Testing and Quality Assurance, Mobility Services and Digital Marketing, as well as managed hosting, call center support and the resale of certain hardware and software products. We believe that having these valued service offerings is often a competitive advantage, particularly when competing against smaller local and regional firms.

  •
  Software Delivery Methodology—CIBER has developed a comprehensive delivery methodology that, when coupled with our project management methodology, enables us to deliver custom solutions effectively, in accordance with industry best practices. CIBER's Software Delivery Methodology ("CSDM") is a set of repeatable, measurable processes that guide software development and allow us to evaluate our performance and manage all facets of the software delivery process. CSDM leverages IT industry knowledge and practices to ensure that our projects meet client requirements and quality expectations. CSDM fits within CIBER's larger ISO 9001 quality framework of policies and procedures that direct our business processes from initial client contact through final product delivery. Adhering to these methods allows us to offer our clients high quality performance, high value and reduced risk.

Employees

        As of December 31, 2011, we had approximately 6,500 employees, including billable consultants and support staff. We routinely supplement our employee consulting staff with the use of subcontractors, which totaled approximately 900 at December 31, 2011, most of which are from other services firms. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers and certain other employees. We believe our relations with our employees are good. Excluded from the above employee totals are approximately 1,000 billable consultants and 75 support staff that are employed in our discontinued Federal division.

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

Available Information

        Our website address is http://www.ciber.com. On the Investor Relations section of our website, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Our results of operations may be adversely affected if we are unable to execute on the key elements of our strategic plan.

        The key initiatives of our strategic plan include: (i) focusing on high-value, tightly-defined core offerings with a well-developed portfolio of reusable solution sets; (ii) developing a world-class sales organization; and (iii) performing under heightened operational regimes.

        To tighten focus on our market approach, in 2011, we re-aligned our sales and delivery functions with our global markets and refined our offerings into practices and verticals. This involved analyzing and better qualifying our customer base, as well as identifying those customers that represent greater opportunity for selling services of strategic value. If we failed to properly analyze and classify our customers or refine our offerings, we may not be focusing on the optimal customer group or service offerings to help us achieve our desired objectives and, as a consequence, our results may not meet the forecasted levels.

        To improve our revenue and profitability, we transitioned to a collaborative sales force that is driven by global account management. In addition, we are continuing to improve the training of our sales force in consultative selling techniques. This transition and training requires the investment of both time and capital. If we are unable to effectively transition to a globally-integrated, effective sales force, we may be less effective in generating revenue and profit than our competitors.

        To improve our delivery execution, resource utilization, decision making process and cash collection cycle, we changed our internal operational regimes. As with any organization with over 7,400 employees and contractors, effecting significant changes in operational regimes and corporate culture can be challenging. If we are unable to instill the appropriate operational regimes and gain the anticipated improvements, we may not be able to increase our profitability, improve our cash flow and strengthen our balance sheet.

        Implementing our strategic plan requires, among other things, expending capital, developing and adopting new technologies, recruiting talented employees and changing our corporate culture. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results and profitability may be adversely affected. Even if we successfully implement our strategic plan, we cannot guarantee that our revenues, operating results and profitability will improve.

Our results of operations can be adversely affected by economic conditions and the impacts of economic conditions on our clients' operations and technology spending.

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

        Our five largest clients accounted for approximately 16% of our total revenue in 2011, including one client that accounted for 9% of total International division revenue and two clients that accounted for 9% and 8%, respectively, of total North America division revenue. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years. Although they may be subject to penalty provisions, clients may generally cancel a contract with short notice. Under many contracts, clients may reduce or delay their use of our services without penalty. These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the economy generally. When contracts are terminated, for whatever reason, we lose the associated revenues, and we may not be able to eliminate associated costs in a timely manner. There is a risk that we could experience significant contract terminations that adversely affect our revenue and profit margins.

The IT services industry is highly competitive, and we may not be able to compete effectively.

        We operate in a highly competitive industry that includes a large number of participants. We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large off-shore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment or service area. In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide. Many of the companies that provide services in our industry have significantly greater financial, technical and marketing resources than we do. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions to clients at lower costs or on more attractive terms. Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services. In particular, our ability to improve our profitability is related to our ability to move additional work to our lower-cost, offshore Global Solutions Centers and, specifically, to expand our presence in India and to integrate India into our services delivery.

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

        We have a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the "Senior Credit Facility") that matures on January 1, 2013. We had borrowed a total of $66.2 million under the Senior Credit Facility at December 31, 2011. The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $25.0 million at December 31, 2011. Under the senior credit agreement, the entirety of the term loan balance was required to be repaid by the Company on January 31, 2012. As such, $25 million of our total obligation was classified as a current liability at December 31, 2011. The term loan was repaid on January 31, 2012, through the repatriation of some of our foreign cash. CIBER's remaining obligation under the Senior Credit Facility is classified as long-term debt on our Consolidated Balance Sheets. Based on the scheduled maturity date, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt in our financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2012. As a result, prior to the issuance of our financial statements for the period ending on March 31, 2012, we intend to either amend this facility to provide for an extension of the maturity date, or replace the facility with alternative bank financing or other equity or debt financing.

        We are currently in the process of seeking credit financing to replace our Senior Credit Facility; however, we cannot predict at this time the costs of such credit or financing or that the terms of any new facility will not be materially less favorable to the Company. We are also contemplating other alternatives to pay down the facility such as possible asset sales, including the sale of our Federal division, which closed on March 9, 2012 and, as a result, the borrowings available to us under the revolving line of credit were reduced by $9 million. In addition, we could seek to raise additional funds through public or private debt or equity financings. There can be no assurances that we would be successful in achieving any or all of the above-mentioned financing alternatives, or that such alternatives would not be on terms materially less favorable to the Company.

        CIBER's obligations under the Senior Credit Facility are secured by all of our present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of our direct foreign subsidiaries. The terms of the Senior Credit Facility, as amended, include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends. Additionally, the Senior Credit Facility also requires us to maintain certain financial covenants, including a maximum consolidated total leverage ratio, a minimum consolidated fixed charge coverage ratio, a minimum EBITDA and an asset coverage test. At June 30, 2011, and occasionally earlier, we have been out of compliance with our covenants under our bank borrowings that were either waived by our lenders or required amendment of the covenants. The failure to comply with any of these debt covenants in the future would cause a default under the Senior Credit Facility. A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon our revolving line of credit. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us. Additionally, if we needed to obtain a waiver under, or an amendment to, the Senior Credit Facility in the future, or if we seek other financing, if available, our cost of borrowing would be likely to significantly increase (including higher interest rates) and we could face more restrictive covenants. This could materially adversely affect our ability to stay in compliance with our debt covenants and our results of operations and financial condition. If we are unable to obtain a waiver or an amendment to the Senior Credit Facility in the event of a covenant default and we are otherwise unsuccessful in achieving other financing or repayment alternatives in order to repay the outstanding amount due immediately, the Company's ability to continue as a going concern may be materially adversely affected.

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

        In light of the above, if we are unable to successfully refinance our indebtedness, complete the sale of other assets, reduce or delay capital investments or raise additional capital, we may continue having trouble meeting the financial covenants in our Senior Credit Facility and, as a result, we may decide to seek restructuring advice or protection from creditors under bankruptcy laws.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of large engagements conducted on a fixed-price basis.

        Although the percentage may vary from year to year, approximately 20-25% of our total services revenue in 2011 was from engagements performed in accordance with fixed-price contracts. When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services, which might be based on limited data and could be inaccurate. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the engagement. If we do not accurately estimate our costs and timing for completion of projects, our contract could prove unprofitable or yield a profit margin that is lower than expected.

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

        For example, in the second quarter of 2011, we made approximately $13.4 million in revenue adjustments in our North America division for significant changes in estimates related to costs or scope on five fixed-price projects.

Our business could be adversely affected if our clients are not satisfied with our services, and we could face damage to our professional reputation and/or legal liability.

        As a professional services firm, we depend largely on our relationships with our clients and our reputation for high-quality professional services and integrity to attract and retain clients. Additionally, many of our engagements involve projects that are critical to the operations of our clients' businesses and many involve the protection of confidential client information. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, or if a data security breach occurs, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client. Clients that are not satisfied may also seek to terminate our contracts. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

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

        We have continued to expand our international operations and estimate that our foreign offices currently represent approximately half of our total revenue. We operate in over 15 foreign countries. Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

        The revenues and expenses of our international operations generally are denominated in local currencies. Accordingly, we are subject to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations. There can be no assurance that we will not experience fluctuations in financial results from our operations outside of the U.S., and there can be no assurance that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations. We manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, when deemed appropriate, with derivative financial instruments. There is no assurance that we will continue to use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risks.

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

        To enhance our global offshore delivery structure, we plan to continue to grow the scope of our operations in India over the next 12-18 months. As of December 31, 2011, we had approximately 1,300 employees in India. Concentrating our global offshore delivery structure in India presents a number of operational risks, many of which are beyond our control. India has experienced severe weather, political instability, worker strikes and terrorist attacks. These types of events may impair the ability of our people to safely travel to, and work in, our facilities in India. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, it may impact our ability to communicate with our personnel and clients in other locations. In addition, down-time in any processes operated for clients may adversely affect our operations and reputation.

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

  •
  client satisfaction with our services;

  •
  our clients' financial ability to pay for our services;

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

  •
  costs or charges associated with potential asset sales or dispositions;

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

        The protection of client, employee and company data is critical to the Company. We have ongoing processes to assess and mitigate risks including intrusion prevention systems and training tools to educate employees on information security and data privacy risks before deployment to client engagements. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Our risk management techniques are continuing to evolve in response to these changing requirements. In addition, our clients have a high expectation that we will adequately protect their confidential information. Protection of client, employee and Company data, along with compliance in the constantly changing regulatory environment may add expenses to our business operations. We are required at times to manage, utilize and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in system disruptions, negative publicity, legal liability, monetary damages and damage to our reputation.

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

        We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions. At December 31, 2011, the carrying value of our goodwill was $275.5 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

        During the quarter ended December 31, 2011, we recorded a goodwill impairment charge within discontinued operations of $27.4 million to write-down the Federal division's goodwill to estimated fair value and, as of June 30, 2011, we performed our annual test for goodwill impairment and as a result, we recorded a goodwill impairment charge of $16.3 million related to our IT Outsourcing division. This occurred following our June 2010 goodwill impairment charges of $82.0 million and $30.0 million related to our North America and Federal divisions, respectively, which also resulted from our annual goodwill impairment testing. The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our divisions during the next five years and beyond. If our operating divisions cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge. There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability. Given fluctuations in the global economic conditions affecting our industry and impacting our customers and their use of our services, we cannot be certain that goodwill impairment will not be required during future periods. Additionally, if a goodwill impairment charge related to any one of our operating divisions were required, it would likely trigger a violation of the financial covenants under our Senior Credit Facility.

We depend on contracts with various state and local government agencies for a significant portion of our revenue and, if the spending policies or budget priorities of these agencies change, we could lose revenue.

        In 2011, approximately 13% of our total revenue was from public sector clients, including state, local and foreign governments and agencies. The market for our services depends largely on legislative programs and the budgetary capability to support programs, including the continuance of existing programs. These programs can be modified or amended at any time by acts of such governments. Moreover, a number of state and local governments and agencies are suffering from significant budget shortfalls, which may result in curtailment of spending on consulting and technology services. A reduction in spending at the state or local level could negatively impact our operations, revenue and profitability.

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

        We have adopted a Rights Agreement, commonly known as a "poison pill," under which each shareholder of the Company holds one share purchase right, which we refer to as a "Right," for each share of Company common stock held. The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive. In addition, our certificate of incorporation and bylaws each contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including a provision that gives our board of directors the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without shareholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock by our board of directors pursuant to our certificate of incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of CIBER.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate office is located at 6363 South Fiddler's Green Circle, Suite 1400, Greenwood Village, Colorado 80111, where we, along with our Denver area operations, occupy approximately 77,000 square feet under a lease that expires in December 2018. Generally, we provide our services at client locations and therefore, our office locations are primarily used for sales and other administrative functions. At December 31, 2011, we had lease obligations for approximately 745,000 square feet of office space in approximately 83 locations. We believe our facilities are adequate for our current level of operations.

Item 3.    Legal Proceedings

        We are involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business. Although the outcome of such matters is not predictable, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

        Notwithstanding the foregoing, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as CIBER AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft; however, certain of those former minority shareholders challenged the adequacy of the buy-out consideration in a German court. The court appointed independent experts have evaluated the consideration and claims of the minority shareholders and the parties have until April 27, 2012, to file briefs on their positions with respect to the evaluation. At this time, we are unable to predict the outcome of these proceedings although, if the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration, as well as the costs associated with these proceedings.

        CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments. The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including CIBER. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims. The suit has many of the same parties that were involved in related litigation in state court in New Orleans, which was concluded in 2009 when CIBER settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft's former alleged joint venturers. CIBER is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal. However, given the complexity of the litigation, it is likely that CIBER's motion and those of other defendants will not be decided for a significant period of time.

        On October 28, 2011, a putative securities class action lawsuit, Weston v. CIBER, Inc. et al., was filed in the United States District Court for the District of Colorado against CIBER, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer ("CFO") Claude J. Pumilia and former CFO Peter H. Cheesbrough (the "Class Action"). The Class Action purports to have been filed on behalf of all holders of CIBER common stock between December 15, 2010 and August 3, 2011 by alleged stockholder and plaintiff, Burt Weston. The Class Action generally alleges that defendants CIBER, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the "Class Action Defendants") violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Securities and Exchange Commission ("SEC") Rule 10b-5. Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company's outlook and forecast for fiscal year 2011 in: (1) the Company's 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company's press release and earnings conference call on February 22, 2011; (3) the Company's 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company's press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011. The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act. Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of CIBER within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company. The Class Action seeks, among other things: (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys' fees; and (4) awarding such other relief as the Court may deem just and proper. The Court appointed Mr. Weston and City of Roseville Employees' Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs' counsel on January 31, 2012. Lead Plaintiffs will have until April 2, 2012, to file a consolidated complaint. The Class Action Defendants expect to respond to the consolidated complaint by May 2, 2012. The Company believes that the Class Action is without merit and intends to defend against it vigorously. There can, however, be no assurance of the outcome of these actions.

        On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the "Derivative Action") against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and CIBER's current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira ("Individual Defendants"). CIBER is named as a nominal defendant (collectively, with the Individual Defendants, the "Derivative Defendants"). The Derivative Action is largely based on the same alleged facts as the Class Action. The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company. The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company. The complaint seeks, among other things: (1) damages for losses sustained by the Company as a result of the Individual Defendants' breaches; (2) various corporate therapeutics; (3) restitution for the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys' fees; and (5) such other relief as the Court may deem just and proper. The Court has set April 30, 2012, for a scheduling conference and planning meeting.

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

        Our common stock is listed on the New York Stock Exchange under the symbol "CBR." The table below sets forth, for the periods indicated, the low and high sales price per share of our common stock.

	Price Range
	Low	High
Fiscal 2010
First Quarter	$3.16	$4.24
Second Quarter	2.51	4.41
Third Quarter	2.52	3.52
Fourth Quarter	2.99	4.84
Fiscal 2011
First Quarter	4.23	6.73
Second Quarter	4.85	6.98
Third Quarter	2.71	5.87
Fourth Quarter	2.75	4.18

        On February 29, 2012, the closing price of our common stock was $4.38 and there were 2,580 registered shareholders of record.

        Our policy is to retain our earnings to support the growth of our business. Accordingly, we have never paid cash dividends on our common stock. Additionally, dividend payments on our common stock are not permitted under our amended Senior Credit Facility.

Securities Authorized for Issuance under Equity Compensation Plans

        Information regarding securities authorized for issuance under our equity compensation plans can be found under "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

        None.

Purchases of Equity Securities by the Issuer

        The Company did not repurchase any of our common stock during the quarter ended December 31, 2011. Repurchases of our common stock are not permitted under our amended Senior Credit Facility.

Performance Graph

        The following graph compares the cumulative five year total return provided to shareholders on CIBER, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of companies that includes Accenture plc, Cognizant Technology Solutions Corp, Infosys Technologies Limited, Perficient, Inc., Sapient Corp and The Hackett Group, Inc. The Company utilizes self-constructed peer groups to better align itself with industry competition. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each of the peer groups, and in the indices on December 31, 2006, and its relative performance is tracked through December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CIBER, Inc., the S&P 500 Index, and a Peer Group

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright©2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

        Corresponding index value and common stock price values are given below:

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
CIBER, Inc.	100.00	90.12	70.94	50.88	69.03	56.93
S & P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	90.50	61.75	111.44	152.41	132.86
CIBER, Inc. Closing Stock Price	$6.78	$6.11	$4.81	$3.45	$4.68	$3.86

Item 6.    Selected Financial Data

        We have derived the selected consolidated financial data presented below, as adjusted for discontinued operations of our Federal division, from our Consolidated Financial Statements and the related Notes. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements

and related Notes, included under "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2011(1)	2010(1)	2009(2)	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$976,926	$953,798	$920,087	$1,064,176	$944,707
Gross profit	238,469	239,163	233,884	295,375	264,030
Selling, general and administrative expenses	230,637	226,997	205,688	244,140	213,329
Goodwill impairment	16,300	82,000	—	—	—
Operating income (loss) from continuing operations	(10,002)	(73,047)	23,522	46,178	46,098
Net income (loss) from continuing operations	(52,105)	(55,536)	12,665	22,519	19,973
Income (loss) from discontinued operations, net of income tax	(15,127)	(22,154)	2,451	5,294	5,544
Net income (loss) attributable to CIBER, Inc.	(67,261)	(77,160)	14,958	26,884	23,951
Basic earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$(0.73)	$(0.79)	$0.18	$0.36	$0.30
Discontinued operations	(0.21)	(0.32)	0.04	0.09	0.09

Basic earnings (loss) per share attributable to CIBER, Inc.	$(0.94)	$(1.11)	$0.22	$0.45	$0.39

Diluted earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$(0.73)	$(0.79)	$0.18	$0.36	$0.30
Discontinued operations	(0.21)	(0.32)	0.04	0.09	0.09

Diluted earnings (loss) per share attributable to CIBER, Inc.	$(0.94)	$(1.11)	$0.22	$0.45	$0.39

Weighted Average Shares Outstanding:
Basic	71,831	69,626	67,996	60,092	61,207
Diluted	71,831	69,626	68,107	60,389	61,924
Balance Sheet Data:
Working capital	$92,818	$132,364	$136,854	$165,233	$173,924
Total assets	625,070	722,364	803,256	797,520	848,931
Long-term debt, current portion	25,571	10,473	10,697	2,002	9,108
Long-term debt, non-current portion	41,380	77,879	87,500	165,710	193,978
Total shareholders' equity	357,007	419,500	506,246	453,324	459,939
Shares outstanding, net of treasury	72,568	70,124	69,482	60,085	60,747

(1)
During the second quarters of 2011 and 2010, we recorded goodwill impairment charges of $16.3 million and $82.0 million, respectively, to write-down the goodwill associated with certain segments in our continuing operations. The goodwill impairment charges in our results from continuing operations resulted in a $4.5 million and a $22.6 million deferred tax benefit in the second quarters of 2011 and 2010, respectively. Additionally, during the second quarter of 2011, we incurred a $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets. During the fourth quarter of 2011, we recorded a goodwill impairment charge of $27.4 million and a related $7.5 million deferred tax benefit associated with the Federal division, which is reflected in the loss from discontinued operations during that period. During the second quarter of 2010, we also recorded a $30.0 million goodwill impairment charge for our Federal division, which resulted in a deferred tax benefit of $8.3 million, which is reflected in the loss from discontinued operations during that period. For more information about the goodwill impairment charges and the deferred tax asset valuation allowance, please refer to Note 8 and Note 11, respectively.

(2)
During 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our then-outstanding senior secured reducing revolving credit facility.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in "Disclosure Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K. References to "we," "our," "us," "the Company" or "CIBER" in this Annual Report on Form 10-K refer to CIBER, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

        We use the phrase "constant currency adjusted" to indicate that we are comparing certain financial results after removing the impact of foreign currency exchange rate fluctuations, thereby allowing for the comparison of business performance between periods. Financial results that are "constant currency adjusted" are calculated by restating current period activity into U.S. dollars using the comparable prior period's foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.

Business and Industry Overview

        CIBER is a provider of IT, business consulting and outsourcing services. We serve a variety of clients, including Global 2000 blue-chip companies, governmental agencies and educational institutions. We solve complex IT and business issues across growing industries like energy and utilities, telecommunications, retail, healthcare, financial services, entertainment and manufacturing. Our offerings are focused around a set of core competencies which include: ADM, ERP, CRM, Business Intelligence and Data Warehousing, Managed Services, Testing and Quality Assurance, Mobility Services and Digital Marketing. We combine local, on-site account management with a global delivery model to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources. To a lesser extent, we also resell certain IT hardware and software products.

        Our reportable segments are our operating divisions. In January 2012, we entered into an agreement to sell substantially all of the assets of our Federal division, and the transaction was completed on March 9, 2012. The Federal division met the conditions to be reported as discontinued operations within the financial statements in December 2011, and accordingly, our financial position, results of operations and cash flows have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Excluding discontinued operations, our operating divisions for 2011 consisted of International, North America and IT Outsourcing. Our International division provides a range of IT consulting services, including ERP software implementation, application development, systems integration and support services, with SAP-related solutions and services accounting for approximately 67% of its total revenue in 2011. Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our former U.S. ERP division. This division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson. Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, end user service desk and desktop services, RIM and application operations support. Beginning in 2011, the IT Outsourcing division also included our Technology Solutions Practice that provides IT infrastructure products. In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions. All 2010 and 2009 segment data has been adjusted to conform to the 2011 presentation. For 2012, we will be combining the operations of our IT Outsourcing division with our remaining two divisions.

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

        The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area. Our typical time-and-materials hourly rates range from $20 to $200 per hour. As India-based resources become more significant, our average hourly rates will decrease. For projects which are fixed-price, cost plus or level-of-effort, where our revenue is not directly based on hours incurred, our realized rate per hour will vary significantly depending on success or overages on such projects, as well as the blend of estimated resources used to deliver projects.

        Selling, general and administrative ("SG&A") costs as a percentage of revenue vary by business segment. Close to 60% of our overall SG&A expenses are typically for personnel costs for our operations management, sales and recruiting personnel and administrative staff, as well as our corporate office support staff and executive management personnel. Although these costs are not immediately affected by changes in revenue, there is often a relatively short-term correlation between these SG&A salary expenses and revenue. Additionally, as we bid on larger and longer-term projects, the sales cycle and related sales costs have been increasing.

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

        The market demand for CIBER's services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. In the last three to four years, economic recession and volatile economic conditions have negatively impacted many of our clients and prospects and caused fluctuations in their IT spending behaviors. In 2011, current economic conditions began to have a greater negative impact on clients in a number of our International division's territories. The pace of technological advancement and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.

        Representing nearly half of our 2011 consolidated revenues, our International division operates primarily in Western Europe. These operations transact business in local currencies of the countries in which they operate. In recent years, generally 60% to 70% of our International division's revenue has been denominated in Euros, 10% to 15% has been denominated in Great Britain Pounds ("GBP") and the balance has come from a number of other European currencies. Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses. For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

        Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients' current needs and challenges. In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives. These initiatives have included going to third-party vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation. In some cases, these initiatives have benefited CIBER, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients. The pricing environment continues to be extremely competitive. A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing. We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors. Another issue which has had and continues to have an impact on our revenues and profitability involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work. The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future. Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work. Over the past year, we have tightened our standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance. However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth. Economic conditions and other factors continue to impact the business operations of many of our clients, their ability to continue to use our services and their financial ability to pay for our services in full. The impact of project cancellations cannot be accurately predicted and bad debt expense will differ from our estimates, and any such events may negatively impact our results of operations.

Discontinued Operations

        On January 21, 2012, we entered into an agreement to sell substantially all of the assets of our Federal division to CRGT, Inc. for an aggregate purchase price of $40 million in cash, subject to adjustment based on the final calculation of the working capital of the Federal Division at the time of closing. The transaction closed on March 9, 2012. Net cash proceeds from this sale, including transaction-related costs, are estimated to be in the range of $33-34 million. At December 31, 2011, the carrying value of the net assets of the Federal division was approximately $31 million. Based on our estimates of related working capital and transaction-related fees and expenses and other exit costs, we expect to record a net gain of approximately $1-2 million in 2012. The Federal division met the conditions to be reported as a discontinued operation within the financial statements in December 2011, and accordingly, the financial position, results of operations and cash flows have been reclassified for all periods to conform to the current period's presentation.

        The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total revenues	$107,705	$117,545	$117,613
Operating expenses	101,899	117,648	113,376
Goodwill impairment	27,400	30,000	—

Operating income (loss) from discontinued operations	(21,594)	(30,103)	4,237
Interest and other expense	528	484	401

Income (loss) from discontinued operations before income taxes	(22,122)	(30,587)	3,836
Income tax expense (benefit)	(6,995)	(8,433)	1,385

Income (loss) from discontinued operations, net of income tax	$(15,127)	$(22,154)	$2,451

        Federal division revenues declined in 2011 due to the ongoing delay in new contract awards and minimal funding of existing contracts due to government budgetary uncertainties and downsized contracts for two large engagements. The Federal division had an operating loss, excluding goodwill impairment, of $0.1 million in 2010 as compared to operating profit of $4.2 million in 2009. The 2010 results were negatively impacted by $2.0 million of bad debt expense for a non-government project, as well as a large amount of low-margin material sales and lower margins obtained on renewal business. Operating income, excluding goodwill impairment, improved to $5.8 million in 2011 due to several cost reduction initiatives, as well as a modest increase from new contract awards at higher margins.

        During the quarter ended December 31, 2011, the government services market continued to decline due to further funding uncertainty and downside risk for the sector. Long-term federal IT spending forecasts decreased significantly in the overall market, and we noted a continued market capitalization decline in the publicly-traded companies in our comparable group. In addition to such factors, we were also required to perform an impairment evaluation of goodwill upon meeting the criteria to classify the Federal division as held for sale, as the negotiated sales price was below the carrying value of the related net assets. We performed step two of the goodwill impairment test as of December 31, 2011, and adjusted the carrying value of goodwill to its implied fair value, which was based on our estimate of net sales proceeds to result from our January 2012 agreement to sell substantially all of the assets of the Federal division. This resulted in a goodwill impairment charge of $27.4 million. Also, during our annual impairment test in 2010, and as a result of the impact that the depressed economic environment had on overall equity values and its negative impact on our operations and forecasted cash flows, as well as the sustained decline in our market capitalization, we recorded goodwill impairment of $30.0 million for the Federal division.

        For additional information on the operating results of discontinued operations included in our Consolidated Statements of Operations, please refer to Note 2 of the Notes to our Consolidated Financial Statements included under "Financial Statements and Supplementary Data" of this Annual Report.

Results of Operations—Comparison of the Years Ended December 31, 2011 and 2010—Consolidated

        The following tables and related discussion provide information about our consolidated financial results for the periods presented. As previously noted, our Federal division has been classified as discontinued operations and therefore is excluded in the results from our continuing operations in the tables and related discussion below, unless otherwise noted.

        The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2011		2010
	(Dollars in thousands)
Consulting services	$929,409	95.1%	$907,470	95.1%
Other revenue	47,517	4.9	46,328	4.9

Total revenues	$976,926	100.0%	$953,798	100.0%

Gross profit—consulting services	$218,420	23.5%	$221,203	24.4%
Gross profit—other revenue	20,049	42.2	17,960	38.8

Gross profit—total	238,469	24.4	239,163	25.1

SG&A costs	230,637	23.6	226,997	23.8
Goodwill impairment	16,300	1.7	82,000	8.6
Amortization of intangible assets	1,534	0.2	3,213	0.3

Operating loss from continuing operations	(10,002)	(1.0)	(73,047)	(7.7)

Interest income	987	0.1	614	0.1
Interest expense	(7,898)	(0.8)	(6,553)	(0.7)
Other income (expense), net	(2,524)	(0.3)	61	—

Loss from continuing operations before income taxes	(19,437)	(2.0)	(78,925)	(8.3)
Income tax expense (benefit)	32,668	3.3	(23,389)	(2.5)

Net loss from continuing operations	$(52,105)	(5.3)%	$(55,536)	(5.8)%

Net loss from continuing operations attributable to CIBER	$(52,134)	(5.3)%	$(55,006)	(5.8)%

        Revenues.    Total revenues increased $23.1 million, or 2%, for 2011 compared with 2010. Constant currency adjusted revenue decreased less than 1% between the comparable years. Our June 2010 acquisition of a Danish SAP company contributed an additional $11 million of revenue, or 1% of revenue growth, to the current year over the prior year. Significant growth in our International division, boosted by favorable currency rates during the second and third quarters, as well as increased revenues in our IT Outsourcing division offset decreased revenues from our North America division.

        Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2011	2010	% change
	(In thousands)
International	$471,034	$385,155	22.3%
North America	419,564	487,219	(13.9)
IT Outsourcing	94,717	88,968	6.5

Total segment revenues	985,315	961,342	2.5
Corporate/Inter-segment	(8,389)	(7,544)	n/m

Total revenues	$976,926	$953,798	2.4%

n/m
= not meaningful

  •
  International division revenues improved by 22.3% and approximately 15% on a constant currency basis. The June 2010 acquisition contributed 3% to International revenue growth in the current year. The remainder of our constant currency adjusted revenue growth was due to increased sales volume in our core territories, primarily for SAP-related services and expansion in our German-based managed services practice, which was a start-up business in 2010. Our strategy of focusing on key technologies and verticals has yielded some positive results in our International division, especially in the manufacturing and energy verticals over the past year. Although International revenue growth was 22% for 2011, the division experienced a substantial deceleration in revenue growth rates throughout the year, particularly between the third and fourth quarters. The deceleration is attributed to a number of factors such as canceled or completed projects, lack of availability of certain skilled SAP resources and economic conditions negatively impacting some of our clients and territories. We have seen certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressures on service providers, as well as project delays and cancellations. Our largest International division client accounted for 9% of the division's 2011 revenues. The level of overall services we provided to this client increased in 2011 as compared with last year; however, during the fourth quarter they began cost-reduction initiatives, which included reductions in the level of services provided by us. This client, like most of our clients, has the ability to reduce their use of our services on relatively short notice. Based on current economic conditions, it is reasonable to expect some uncertainty in the International market for IT spend in 2012, at least in some of the primary countries where we operate, and we expect competition to continue to increase as companies compete for a reduced number of opportunities.

  •
  The decrease in North America revenues was predominantly due to our inability to sufficiently replace revenue from concluded projects and from reductions in the level of services provided at a number of other clients. ERP implementation revenue declined by approximately $39 million in 2011. Our inability to replace revenue was due to a number of factors. We have experienced some operational inefficiencies that were created during our transition away from our previous branch model to a matrixed operating model structured around strategic service offerings and key verticals. Additionally, the current year division leadership transition delayed efforts to focus on new revenue growth opportunities. Our weaker than expected sales performance related to prioritizing sales of higher-margin, solutions-based services, which have a longer sales cycle, and a number of sales members that weren't fully productive during the current year. We believe that the decline in North America revenues began to stabilize near the end of 2011 and that our sales force is gaining the focus needed to successfully sell services and solutions in our key verticals in 2012.

  •
  IT Outsourcing revenue improved 6% during the current year, primarily related to expansion of services at several existing clients. The division was not able to add any significant new accounts during 2011, and in the fourth quarter showed a sequential quarterly revenue decline of 3% due to an engagement cancellation. This client had represented approximately 5% of the division's annualized revenue, which will impact the division's ability to grow in 2012.

        Gross Profit.    In total, our gross profit margin decreased 70 basis points to 24.4% for 2011, compared to 25.1% for 2010. Decreased revenues, lower consultant utilization and some low-margin fixed-price projects in our North America division were the predominant reasons for the decline in overall gross profit margin in 2011. The International division increased its overall gross margin by approximately 120 basis points in 2011, a significant portion of which was due to current year improved profitability of our German-based managed services practice, a 2010 start-up business that was in the investment stages for much of 2010. Current year International gross margin was also positively impacted by the full-year benefit from a June 2010 acquisition. Further improvements to the International division's gross profit margin remain limited by our continued reliance on more expensive subcontractor labor, as we remain unable to hire enough skilled resources, especially for SAP projects. Additionally, increased pricing pressures from customers could negatively impact gross profit margins in 2012.

        Selling, general and administrative costs.    Our SG&A costs increased $3.6 million, or less than 2%, to $230.6 million for 2011, from $227.0 million for 2010. Increased SG&A costs of $16.9 million in our International division were partially offset by decreases in our other divisions and corporate SG&A. The increase in the International division was predominantly related to salary costs, mainly for additional sales and recruiting salaries, as well as higher severance expenses. International also incurred higher facilities and support costs, which increase with headcount growth. Bad debt expense also declined by $6.0 million in 2011 from the prior year. North America implemented cost-cutting measures in the second half of 2011 in response to the division's continued revenue decline, which contributed considerably to the $5.7 million reduction of SG&A costs in the division. Additionally, 2011 corporate SG&A expenses declined due to reductions in costs related to executive severance and transition. SG&A costs as a percentage of revenue decreased slightly to 23.6% for 2011 from 23.8% for 2010.

        Operating loss.    In connection with our annual goodwill impairment test (performed in the second quarter of each year), we recorded a $16.3 million non-cash goodwill impairment charge in 2011 for our IT Outsourcing division while in 2010 we recorded an $82.0 million impairment for our North America Division. Including the impairment charges, we had operating losses of $10.0 million and $73.0 million in 2011 and 2010, respectively. Earnings before interest, taxes and amortization ("EBITA") declined by 36% to $7.8 million in 2011 from $12.2 million last year, primarily as a result of the North America revenue decline and its resulting impact on gross profit and the negative impacts from some low-margin fixed-price contracts more than offsetting our International division's growth and profit improvements and our reduced corporate expenses.

        Operating income (loss) from continuing operations by segment was as follows:

	Year Ended December 31,
			% change	2011 % of revenue*	2010 % of revenue*
	2011	2010
	(In thousands)
International	$29,214	$19,842	47.2%	6.2%	5.2%
North America	8,541	30,710	(72.2)	2.0	6.3
IT Outsourcing	1,958	(518)	478.0	2.1	(0.6)

Total segment operating income	39,713	50,034	(20.6)	4.0	5.2
Corporate expenses	(31,343)	(36,800)		(3.2)	(3.9)
Unallocated expenses of discontinued operations	(538)	(1,068)		—	(0.1)

EBITA	7,832	12,166		0.8	1.2
Goodwill impairment	(16,300)	(82,000)		(1.7)	(8.6)
Amortization of intangible assets	(1,534)	(3,213)		(0.1)	(0.3)

Total operating loss	$(10,002)	$(73,047)		(1.0)%	(7.7)%

*
Segments calculated as a % of segment revenue, all other calculated as a % of total revenue
  •
  International operating income increased $9.4 million in 2011, primarily due to revenue growth. Operating income margin improved 100 basis points in 2011, driven by increased gross margins related in large part to the positive contribution from our German managed services business, which was in start-up mode for much of the previous year, as well as the full year impact of a June 2010 acquisition. These margin improvements were partially offset by an increase in SG&A costs as a percentage of revenue, primarily for increased salary costs related to business expansion.

  •
  North America operating income decreased to $8.5 million in 2011 from $30.7 million for 2010 primarily related to the negative impact of service-level reductions and concluded engagements. Low-margin fixed-price projects and costs incurred by the division to exit several of these fixed-price contracts and, to a lesser extent, decreased consultant utilization also reduced operating income. In 2011, North America operating income was negatively impacted by approximately $12 million from exiting certain contracts or from contracts with losses. In addition, we estimate that the division's operating income was reduced by $9 million due to cost overruns on fixed-price projects that reduced project profits below our expected margins. As part of our normal business operations, we expect to have some low-margin projects and even some unprofitable projects from time-to-time. The division began cost-reduction initiatives during the second half of 2011, including staff reductions and discretionary spending curtailments, but was unable to reduce costs as quickly as revenue declined.

  •
  IT Outsourcing had operating income of $2.0 million in 2011 compared with an operating loss of $0.5 million in 2010. The improvement was due to a reduction in expenses related to both direct costs and SG&A cost control initiatives.

  •
  Corporate expenses were down $5.5 million. During 2010, we incurred $6.1 million of executive charges and leadership transition costs and we recorded a $2.2 million bad debt allowance. In 2011, we recorded $2.3 million of severance costs. The reductions in bad debt and separation-type expenses were partially offset by increased IT costs and share-based compensation in 2011.

        Interest expense.    Interest expense increased $1.3 million during 2011 compared to 2010. Interest charges related to a liability for acquisition consideration accounted for $0.7 million of the increase. The remaining $0.6 million related to higher interest costs, including amortization of facility fees, under our Senior Credit Facility.

        Other income (expense), net.    Other expense, net was $2.5 million in 2011, down from other income, net of $0.1 million in 2010. A $3.2 million increase in the fair value of our liability for acquisition-related consideration, resulted from a revised agreement that fixed the amount of the future consideration in 2011. This was slightly offset by $0.6 million of current year foreign exchange gains compared with nominal foreign exchange losses in 2010.

        Income taxes.    Our tax expense is significantly impacted by the changes in the amount and the geographic mix of our income and loss. From continuing operations, our income (loss) before income taxes and our income tax expense (benefit) is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Income (loss) before income taxes:
United States	$(50,841)	$(100,112)
Foreign	31,404	21,187

Total	$(19,437)	$(78,925)

Income tax expense (benefit):
United States	$25,156	$(27,545)
Foreign	7,512	4,156

Total	$32,668	$(23,389)

        Our domestic loss from continuing operations includes goodwill impairment charges of $16.3 million in 2011 and $82.0 million in 2010. These goodwill impairment charges were partially subject to taxation and resulted in related deferred tax benefits of $4.5 million and $22.6 million, respectively. In 2011, we recorded a deferred tax expense of approximately $30 million to establish a valuation allowance against all of our U.S. deferred tax assets, and we cannot record income tax benefits for any additional U.S. operating losses. Additionally, irrespective of our income or losses in our U.S. operations, we expect in 2012 to incur U.S. tax expense of approximately $6.5 million, primarily as a result of deferred taxes related to goodwill.

        For purposes of deferred taxes, we estimate our domestic blended Federal and state rate to be approximately 40%. For our significant foreign operations, the foreign tax rates range from approximately 20% to 33%. Our actual tax expense is also impacted by the amount of non-deductible expenses, which increases our effective tax rate. For interim periods, we base our tax provision on forecasted book and taxable income for the entire year. As the forecast for the year changes, we adjust our year-to-date tax provision. Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Results of Operations—Comparison of the Years Ended December 31, 2010 and 2009—Consolidated

        The following tables and related discussion provide information about our consolidated financial results for the periods presented. As previously noted, our Federal division has been classified as discontinued operations and therefore is excluded in the results from our continuing operations in the tables and related discussion below, unless otherwise noted.

        The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2010		2009
	(Dollars in thousands)
Consulting services	$907,470	95.1%	$875,166	95.1%
Other revenue	46,328	4.9	44,921	4.9

Total revenues	$953,798	100.0%	$920,087	100.0%

Gross profit—consulting services	$221,203	24.4%	$217,206	24.8%
Gross profit—other revenue	17,960	38.8	16,678	37.1

Gross profit—total	239,163	25.1	233,884	25.4

SG&A costs	226,997	23.8	205,688	22.4
Goodwill impairment	82,000	8.6	—	—
Amortization of intangible assets	3,213	0.3	4,674	0.5

Operating income (loss) from continuing operations	(73,047)	(7.7)	23,522	2.6

Interest income	614	0.1	984	0.1
Interest expense	(6,553)	(0.7)	(5,769)	(0.6)
Other income, net	61	—	338	—

Income (loss) from continuing operations before income taxes	(78,925)	(8.3)	19,075	2.1
Income tax expense (benefit)	(23,389)	(2.5)	6,410	0.7

Net income (loss) from continuing operations	$(55,536)	(5.8)%	$12,665	1.4%

Net income (loss) from continuing operations attributable to CIBER	$(55,006)	(5.8)%	$12,507	1.4%

        Revenues.    Total revenues increased $33.7 million, or 4%, for 2010 compared with 2009. Constant currency adjusted revenues represented a 5% increase over 2009. A June 2010 acquisition of a Danish SAP company contributed $10 million of revenue, or 1% of revenue growth in 2010. The primary contribution to the increase in 2010 revenue growth was from our International division.

        Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2010	2009	% change
	(In thousands)
International	$385,155	$349,834	10.1%
North America	487,219	487,330	—
IT Outsourcing	88,968	86,224	3.2

Total segment revenues	961,342	923,388	4.1
Corporate/Inter-segment	(7,544)	(3,301)	n/m

Total revenues	$953,798	$920,087	3.7%

n/m = not meaningful

  •
  International division revenues improved 10% and approximately 13% on a constant currency basis. Approximately half of the International division's constant currency adjusted revenue growth related to revenues from our new German-based managed services practice and an acquisition completed in June 2010. The remaining improvement was generally due to increased revenues from SAP-related services, particularly in several central European countries.

  •
  North America revenues were flat generally related to the ongoing financial impact from a variety of economic factors, such as customer pricing pressures, the implementation of cost-saving initiatives at a number of clients, including vendor management systems, offshore services alternatives, vendor consolidation, the attrition of placements at a few larger customer accounts and the completion of several sizable projects. All of the above resulted in either a decrease in the fees we receive for our services, or decreases in the use of our services. Additionally, we have experienced challenges in obtaining new state and local government contracts and budget issues with new projects in this sector due to the economic climate. These decreases were predominantly offset by increased revenues from new projects, including ERP implementations, as well as increasing demand in the healthcare vertical and related to expansion of our global delivery model.

  •
  Improved product commissions in our Technology Solutions Practice accounted for a majority of the revenue increase in our IT Outsourcing division in 2010, as well as account losses being more than offset by account wins in the rest of the IT Outsourcing business.

        Gross Profit.    In total, our gross profit margin decreased to 25.1% for 2010, compared to 25.4% for 2009. This decrease was predominantly related to the International gross margin decrease related to the start up of a new German-based managed services practice and an increased usage of more expensive subcontractor labor. Additionally, a 20 basis point decrease in our North America division also contributed to the overall gross margin decline. The decrease in the North America division's gross margin was predominantly caused by overruns on fixed-price projects, and was partially offset by the completion of several low-margin projects in that division. Gross margin improvement in our IT Outsourcing division was the result of better margins on several new projects.

        Selling, general and administrative costs.    Our SG&A costs increased 140 basis points to 23.8% of revenue for 2010, from 22.4% for 2009. Included in 2009 were costs of $2.2 million to settle litigation, which represented 30 basis points of SG&A as a percentage of revenue. Excluding these 2009 litigation costs, our SG&A costs increased 170 basis points in 2010 compared with 2009. $6.1 million, or approximately 60 basis points of the increase, related to executive charges of $5.0 million accrued in the second quarter of 2010 pertaining to the retirement of our former chief executive officer and the continuing benefits for our founder and former non-executive chairman of the board, as well as $1.1 million of additional costs incurred related to the leadership changes. Higher bad debt expense in 2010 also accounted for 40 basis points of the increase. Additionally, expansion in our domestic and offshore delivery centers, including India, additional expenses from organizational transition items resulting from the recently adopted strategy of combining North American branch offices, consolidation of the sales and delivery organizations, and investments in sales training and infrastructure, as well as higher management salaries resulting from senior leadership changes, also contributed to the increase in SG&A as a percentage of revenue in 2010.

        Operating income (loss).    During the second quarter of 2010, based on a combination of factors, including the current economic environment, our operating results and a sustained decline in our market capitalization, we recorded an $82.0 million non-cash goodwill impairment charge in North America following our annual goodwill impairment test. After the goodwill impairment charge, CIBER had an operating loss of $73.0 million for 2010, which also included $6.1 million related to executive charges and leadership transition costs also recorded in the second quarter of 2010, as well as $7.3 million of items recorded during the fourth quarter of 2010 primarily related to higher than usual bad debt expenses, the reversal of project revenue previously recognized under the percentage-of-completion method due to a change in estimate, and several small legal matters. Costs of $2.2 million to settle litigation were included in our operating results for 2009. Excluding the 2010 and 2009 specific charges, operating income was $22.4 million, or 2.3% of total revenue for 2010, compared with $25.7 million, or 2.8% of total revenue for 2009. The decrease in operating income, excluding these specific charges between the comparable periods, was due to increased corporate expenses and decreased segment profitability, in all segments other than IT Outsourcing.

        Operating income (loss) from continuing operations by segment was as follows:

	Year Ended December 31,
			% change	2010 % of revenue*	2009 % of revenue*
	2010	2009
	(In thousands)
International	$19,842	$20,107	(1.3)%	5.2%	5.7%
North America	30,710	36,553	(16.0)	6.3	7.5
IT Outsourcing	(518)	(1,123)	53.9	(0.6)	(1.3)

Total segment operating income	50,034	55,537	(9.9)	5.2	6.0
Corporate expenses	(36,800)	(26,337)		(3.9)	(2.8)
Unallocated expenses of discontinued operations	(1,068)	(1,004)		(0.1)	(0.1)

EBITA	12,166	28,196		1.2	3.1
Goodwill impairment	(82,000)	—		(8.6)	—
Amortization of intangible assets	(3,213)	(4,674)		(0.3)	(0.5)

Total operating income (loss)	$(73,047)	$23,522		(7.7)%	2.6%

*
Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

  •
  International operating income declined primarily due to our increased usage of subcontractor labor, which is more expensive, and a $3.1 million operating loss in 2010 related to the start up of a new German-based managed services practice, both of which impacted the division's gross profit margin. The gross margin decreases were partially offset by a reduction in SG&A expenses as a percentage of revenue mainly related to reduced costs for facilities and equipment.

  •
  North America operating income decreased primarily due to situations involving two specific ERP clients. Gross profit margin was reduced by $2.0 million related to the reversal of project revenue previously recognized under the percentage-of-completion method due to revised estimates of project completion. Also, we did not recognize $1.1 million of revenue on a project for a client whose financial condition deteriorated significantly, although we had continued to provide our services. We also recorded $2.2 million of bad debt expense to provide a full allowance for unpaid accounts receivable related to this financially-distressed client. Overruns on some fixed-price projects, increased usage of higher-priced subcontractors and increased SG&A costs primarily related to expansion in India and in domestic delivery centers also contributed to the lower 2010 operating income.

  •
  IT Outsourcing operating loss improved primarily due to improved gross margins on product sales, as well as improved gross margins related to increased volume in some accounts and higher usage of lower-priced offshore resources.

  •
  Corporate expenses increased in 2010 mainly due to $6.1 million of executive charges and leadership transition costs recorded during the second quarter, plus $3.0 million of fourth quarter expenses that were primarily related to an additional bad debt allowance recorded. Included in 2009 was a $2.2 million one-time charge for the settlement of litigation. Excluding these 2010 and 2009 charges, corporate expenses increased by approximately $3.5 million, or 30 basis points, primarily due to increases in salary expense related to management changes and other organization transition-related expenses, as well as increased professional and consulting fees, employee benefit costs and added corporate support services.

        Interest expense.    Interest expense increased $0.8 million during 2010 compared to 2009. Interest charges related to the estimated acquisition-related contingent consideration accounted for $0.5 million of the increase. The remaining $0.3 million related to higher interest costs under our Senior Credit Facility that was put into place in mid-2009.

        Other income, net.    Other income, net was $0.1 million in 2010, down from $0.3 million in 2009. A small foreign exchange loss in the current year compared with a gain of $0.3 million in the prior year accounted for all of the decrease.

        Income taxes.    In 2010, we had a consolidated tax benefit of $23.4 million relating to our pre-tax loss from continuing operations of $78.9 million, with an effective tax benefit rate of 30%. In 2009, we had consolidated tax expense of $6.4 million relating to our pre-tax income from continuing operations of $19.1 million, with an effective tax expense rate of 34%. Our effective tax rate is significantly impacted by the changes in the amount and the geographic mix of our income and loss. Our 2010 tax rate was impacted by the goodwill impairment charge and lower domestic operating results. In 2010, our domestic pre-tax loss was $100.1 million and our foreign pre-tax profit was $21.2 million. Our domestic loss included the $82.0 million goodwill impairment charge, which was only partially subject to taxation and resulted in a $22.6 million (27.5%) tax benefit. Our fourth quarter 2010 tax rate also had a $1.0 million benefit from the utilization of carried forward net operating losses in Europe, which were previously reserved. We estimate our blended Federal and state rate to be approximately 40%. For our significant foreign operations, the local tax rates range from approximately 20% to 33%. Our actual tax expense is also impacted by the amount of non-deductible expenses, which also increases our effective tax rate.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our Senior Credit Facility, which is scheduled to mature on January 1, 2013. In January 2012, we entered into an agreement to sell substantially all of the assets of our Federal division. Net cash proceeds from this sale, including transaction-related costs, are estimated to be in the range of $33-34 million. Under our January 21, 2012 amendment to our Senior Credit Facility, discussed in more detail below, 100% of the proceeds that are received by us from the sale are in excess of $25 million must be applied to a reduction of the revolving line of credit under the Senior Credit Facility. As a result of the closing of the sale of our Federal division on March 9, 2012, the borrowings available under the revolving line of credit were reduced by $9 million.

        We are currently in the process of evaluating alternative bank financing to replace our Senior Credit Facility. There can be no assurance that we will be successful in obtaining alternative financing, or that if available to us, the terms of these alternatives, will not be materially less favorable to us. In addition, we could seek to raise additional funds through public or private debt or equity financings. We believe that our cash and cash equivalents, our expected operating cash flow, proceeds from the Federal division sale, and our Senior Credit Facility or alternative financing will be sufficient to finance our working capital needs through at least the next year.

        Our balance of cash and cash equivalents was $65.6 million at December 31, 2011, compared to $69.3 million at December 31, 2010. Our domestic cash balances are used daily to reduce our outstanding balance on our Senior Credit Facility. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. On December 31, 2011, we had a short-term $10 million loan from our foreign operations, which was repaid in 2012. In addition, in order to meet the scheduled principal reduction requirements for the term loan that were accelerated in the October 2011 amendment to the Senior Credit Facility, we repatriated $30 million of foreign cash to the U.S. in January 2012. Due to our domestic net operating loss carryforwards, this repatriation does not result in any material current tax payments. The repatriation will reduce the available net operating loss carryforwards which are available to offset future domestic profits. Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. Absent the availability of net operating losses or tax credits, the possible tax consequences of any foreign cash repatriation could be significant.

        Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$22,938	$26,005	$72,319
Investing activities	(16,259)	(16,548)	(12,939)
Financing activities	(17,336)	(13,379)	(52,583)

Net cash provided by (used in) continuing operations	(10,657)	(3,922)	6,797
Net cash provided by (used in) discontinued operations:
Operating activities	8,584	9,116	9,228
Investing activities	(67)	(1,022)	(450)

Net cash provided by discontinued operations	8,517	8,094	8,778
Effect of foreign exchange rates on cash	(1,622)	(2,267)	3,000

Net increase (decrease) in cash and cash equivalents	$(3,762)	$1,905	$18,575

        Operating activities.    Cash provided by operating activities from continuing operations was $22.9 million in 2011, compared with $26.0 million and $72.3 million in 2010 and 2009, respectively. Reduced earnings and changes in normal short-term working capital items contributed to the overall reduction in cash from operations during 2011 and 2010 as compared to the prior years. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. During 2011 and 2010, our domestic continuing operations generated $2.7 million and $9.2 million, respectively, of cash from operations while our foreign operations generated cash from operations of $20.3 million and $16.8 million in 2011 and 2010, respectively. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year. Cash flow from European operations are typically maximized in the fourth quarter.

        Total accounts receivable decreased to $182.4 million at December 31, 2011, from $216.3 million at December 31, 2010. Accounts receivable declined as slower revenue growth and increased collection efforts during the second half of 2011 helped reduce past due accounts, and we were also able to reduce our unbilled receivables related to fixed-price contracts through milestone acceptance, billings and collections. During 2010, our domestic accounts receivable was negatively impacted by the timing of billing milestones on certain larger, fixed-price contracts that experienced delays in customer acceptance of applicable milestones, thereby limiting our ability to bill for our services. At December 31, 2011, our total unbilled accounts receivable for costs and earnings in excess of billings totaled $19.9 million, which was a decrease of $9.5 million from the prior year. Total accounts receivable day's sales outstanding ("DSO") was 53 days at December 31, 2011, compared to 61 days at December 31, 2010, as the result of improved collections and billings, as well as additional cash received in advance. In addition, economic conditions and other factors have negatively affected the business conditions of many of our clients, including those in the public sector, resulting in payment delays and, in some cases, increased bad debt expenses for CIBER in 2010 and 2009. Our International division typically experiences slower receivable payments during the first half of the year with improvement in the second half of the year, and with their lowest DSO levels typically occurring in December. Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our accounts receivable DSO include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts. Many of the individual reasons are outside of our control and, as a result, it is normal for our DSO to fluctuate from period to period, affecting our liquidity.

        Accrued compensation and related liabilities fluctuate from period to period based on a couple of primary factors, including the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments. Our bonuses are typically accrued throughout the year and paid quarterly or, in the case of annual management bonuses, in the first quarter of the following year, causing some fluctuation from quarter to quarter. Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid. The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

        Investing activities.    Investing activities are primarily comprised of cash paid for acquisitions and purchases of property and equipment. During 2011, we paid $0.9 million of additional consideration related to a 2008 acquisition. In 2010, we acquired Segmenta A/S, located in Denmark, for an initial cash payment of $3.5 million and in 2009, we acquired India-based Iteamic Pvt. Ltd. for $4.3 million. Spending on property and equipment was $15.4 million during 2011, compared with $13.0 million in 2010 and $8.6 million in 2009. Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure. Larger capital spending projects typically relate to periodic investments in our client support-based infrastructure for our domestic and offshore delivery centers and data center operations, and such investments will fluctuate from period to period. In 2011, we expanded our delivery center operations in India, which cost approximately $3 million, and we also made other capital investments to begin enhancing our information management systems and to develop management and sales tools.

        Financing activities.    Typically, our most significant financing activities consist of the borrowings and payments under the revolving credit portion of our Senior Credit Facility. This fluctuates based on cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility. During 2011, we had net payments on our long-term debt of $21.8 million compared to net payments of $11.1 million and $69.5 million in 2010 and 2009, respectively. In 2011, we had a cash inflow of $7.5 million for proceeds from employee stock plans, up from $2.4 million in both 2010 and 2009. We did not use cash in 2011 to repurchase our own stock, however, in 2010 and 2009 we used $2.4 million and $5.0 million, respectively, for this purpose. In 2009, we used the cash proceeds of $23.2 million from the sale of our common stock, as well as the positive cash flow generated by our operating activities and existing cash balances to pay down our long-term debt balance.

        Senior Credit Facility.    CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the "Senior Credit Facility") that matures on January 1, 2013. At December 31, 2011, we had outstanding borrowings of $66.2 million under the Senior Credit Facility. The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $25.0 million at December 31, 2011. Under the senior credit agreement, the entirety of the term loan balance was required to be repaid by the Company on January 31, 2012. As such, $25 million of our total obligation was classified as a current liability at December 31, 2011. The term loan was repaid on January 31, 2012.

        CIBER's remaining obligation under the Senior Credit Facility is classified as long-term debt on our Consolidated Balance Sheets. Based on the scheduled maturity date, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt as of March 31, 2012. As a result, prior to the issuance of our financial statements for the period ending on March 31, 2012, we intend to either amend this facility to provide for an extension of the maturity date, or replace the facility with alternative bank financing or other equity or debt financing. There can be no assurance that we will be successful in achieving any of the above-mentioned alternatives, or that if available to us, the terms of these alternatives, such as an amended facility, will not be materially less favorable to the Company.

        On January 21, 2012, we entered into a consent to sell and amendment to the Senior Credit Facility with our lenders that provides for, among other things: 1) the consent of the lenders to the sale of substantially all of the assets of the Company's Federal division, subject to the requirements that, among other things, the net proceeds paid to the Company from the sale shall not be less than $30 million and that 100% of the net proceeds paid to the Company from the sale in excess of $25 million be applied to the reduction of the revolving line of credit and 2) certain modifications to the financial covenants and related definitions under the Senior Credit Facility agreement with our lenders, for purposes of, among other things, adjusting such covenants to take into account the effects of the sale. As a result of the closing of the sale of our Federal division on March 9, 2012, the borrowings available under the revolving line of credit were reduced by $9 million.

        The terms of the Senior Credit Facility, as amended, include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends. The Senior Credit Facility contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test. We are required to be in compliance with these financial covenants at the end of each calendar quarter. The summarized covenants are as follows:

  •
  The maximum consolidated total leverage ratio (Funded Debt divided by EBITDA) may not be greater than 3.50 to 1.00 on December 31, 2011, not greater than 2.75 to 1.00 on March 31, 2012, and not greater than 1.75 to 1:00 on June 30, 2012, September 30, 2012 and December 31, 2012.

  •
  The minimum consolidated fixed charge coverage ratio (EBITDA minus capital expenditures divided by the sum of tax expense, plus interest expense, plus scheduled funded debt payments, plus any restricted payments) must be not less than 0.50 to 1.00 on December 31, 2011, not less than 0.50 to 1.00 on March 31, 2012, and not less than 1.05 to 1.00 on June 30, 2012. The minimum consolidated fixed charge coverage ratio increases to not less than 1.15 to 1.00 on September 30, 2012, and to 1.20 to 1.00 on December 31, 2012. Capital expenditures for 2011 excluded up to $5 million in connection with the expansion of our India facilities.

  •
  We must maintain twelve-month consolidated EBITDA of at least $30.2 million on December 31, 2011, at least $30.3 million on March 31, 2012, at least $46.5 million on June 30, 2012, at least $47.1 million on September 30, 2012, and at least $46.8 million on December 31, 2012.

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

        We were in compliance with the above financial covenants at December 31, 2011, with the following calculations for our financial covenant ratios:

  Consolidated total leverage ratio—2.40 to 1.00 at December 31, 2011 (maximum permitted—3.50 to 1.00)
  Consolidated fixed charge coverage ratio—0.68 to 1.00 at December 31, 2011 (minimum permitted—0.50 to 1.00)
  Consolidated EBITDA—$30.6 million at December 31, 2011 (minimum permitted—$30.2 million)
  Asset Coverage Test—$66.2 million (not to exceed $161.4 million)

        The Senior Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds of any asset disposition, event of loss, extraordinary receipts, issuance or incurrence of indebtedness and issuance of equity, subject in each case as appropriate to thresholds and other exceptions and definitions as specified in the Senior Credit Facility, as amended. CIBER's obligations under the Senior Credit Facility are secured by all of CIBER's present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of CIBER's direct foreign subsidiaries.

        We may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate ("Prime") or to a London Interbank Offered Rate ("LIBOR") for one, three or six month maturities, each plus an applicable margin. At December 31, 2011, the applicable margins for Prime and LIBOR loans were 4.00% and 5.00%, respectively. These rates will increase by 0.50% each on January 1, 2012, and will increase again by an additional 1.00% on April 1, 2012. The Senior Credit Facility provides for the payment of other specified recurring fees and expenses, including administrative agent fees, commitment fees, and other fees. At December 31, 2011, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility was 5.10%.

        Based on management's current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months. However, we were in violation of our covenants at June 30, 2011, which required us to seek a waiver from our lenders, and there can be no assurance that we will be in compliance with these bank covenants in the future. If a covenant violation were to occur, although we have been able to obtain a waiver or amendment from our lenders in the past, we cannot be certain that our lenders would agree to further waivers or amendments. Any such waiver or amendment would come at additional costs to CIBER and such costs could be material. We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.

Off-Balance Sheet Arrangements

        We do not have any reportable off-balance sheet arrangements.

Contractual Obligations

        The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments, excluding contractual obligations and commitments of our discontinued operations. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows.

        The following table is a summary of our contractual obligations as of December 31, 2011:

	Payments due by period
	Total	2012	2013 - 2014	2015 - 2016	Thereafter
	(In thousands)
Principal payments on long-term debt	$66,951	$25,571	$41,380	$—	$—
Interest payments on long-term debt(1)	2,636	2,636	—	—	—
Operating leases(2)	89,247	28,815	35,476	14,057	10,899
Other commitments(3)	17,827	6,307	11,364	156	—

Total	$176,661	$63,329	$88,220	$14,213	$10,899

(1)
Interest payments were calculated based on the interest rates applicable under our senior credit agreement through the January 1, 2013 maturity date based on the variable rate in effect at December 31, 2011.

(2)
Includes operating leases for all office locations, automobiles and office equipment.

(3)
Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. It also includes $2.1 million of unrecognized tax benefits that we believe will be paid out in the next twelve months as a result of a tax settlement; however, it does not include our remaining unrecognized tax benefits of $4.4 million because we are unable to make a reasonably reliable estimate as to when a cash settlement, if any, with the appropriate taxing authority may occur.

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

        Revenue recognition—CIBER earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products. CIBER's consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing;

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

        We sometimes enter into arrangements (excluding software license arrangements) with customers that purchase multiple services, or a combination of services and IT hardware products, from us at the same time, referred to as multiple-element arrangements. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided that the delivered services or products have value to the customer on a standalone basis. We consider a deliverable element to have standalone value if the service or product is sold separately by us or another vendor or could be resold by the customer. For our multiple-element arrangements, the arrangement consideration is allocated at the inception of the arrangement to all deliverable elements on the basis of their relative selling price (the relative selling price method). When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence ("VSOE") of selling price if it exists; otherwise, third-party evidence ("TPE") of selling price is used. If neither VSOE nor TPE of selling price exists for a deliverable, then we use our best estimate of the selling price ("ESP") for that deliverable when applying the relative selling price method. Since our services are typically customized to each client's specific needs, VSOE and TPE are generally not available. We determine ESP for purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, and internal costs. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional services or products.

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

        Goodwill—We perform our annual impairment analysis of goodwill as of June 30 each year, or more often if there are indicators of impairment present. We test each of our reporting units for goodwill impairment. Our reporting units are the same as our operating divisions and reporting segments. The goodwill impairment test requires a two-step process. The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit's goodwill is less than its carrying value.

        We compared the carrying value of each of our reporting units to its estimated fair value at June 30, 2011, our annual assessment date. We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 8%, with an overall weighted average of 6%. We have projected operating profit margin improvement as we expect to obtain margin benefits from a number of internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit's estimated weighted average cost of capital and ranged from 13% to 15%. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value. We utilized enterprise value/revenue multiples ranging from 0.3 to 0.5 and enterprise value/EBITDA multiples ranging from 3.5 to 6.4 in order to value each of our reporting units under the market approach. Also, the fair value under the market approach included a control premium of 37%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

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

        For the quarter ended September 30, 2011, we reviewed for indicators of impairment and believed that the market decline in the government services industry, which was based on concerns about defense budget cuts and funding uncertainty, warranted an interim test for goodwill impairment in our Federal reporting unit. There were no other events or circumstances that would more likely than not reduce the fair value below carrying amount for any of our other reporting units. Accordingly, we performed the step one goodwill impairment test for our Federal reporting unit as of September 30, 2011. We used current estimates of forecasted cash flows, current pricing multiples derived from publicly-traded companies that are comparable to the Federal reporting unit, and other assumptions to determine fair value. Based on the results of our step one goodwill impairment test, which utilized a consistent methodology as described above, we estimated that the fair value exceeded the carrying amount although by a lesser amount than at June 30, 2011; however, no impairment was indicated and no further analysis was required.

        During the quarter ended December 31, 2011, the government services market continued to decline due to further funding uncertainty and downside risk for the sector. Long-term federal IT spending forecasts decreased significantly in the overall market, and we noted a continued market capitalization decline in the publicly-traded companies in our comparable group. In addition to such factors, we were also required to perform an impairment evaluation of goodwill upon meeting the criteria to classify the Federal division as held for sale, as the negotiated sales price was below the carrying value of the related net assets. We performed step two of the goodwill impairment test as of December 31, 2011, and adjusted the carrying value of goodwill to its implied fair value, which was based on our estimate of net sales proceeds to result from our January 2012 agreement to sell substantially all of the assets of the Federal division. For purposes of the goodwill impairment test, the net assets of the Federal division included an estimate for unrecorded customer-related intangible assets. During the quarter ended December 31, 2011, we recorded a goodwill impairment charge of $27.4 million to write-down the Federal division's goodwill to estimated fair value, which represents 62% of the goodwill prior to the impairment charge.

        We currently have a remaining goodwill balance of $275.5 million at December 31, 2011. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. In addition, we make certain judgments about allocating shared assets, such as cash and property and equipment, to the balance sheet for the reporting units. We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

        Income taxes—Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate income taxes in each jurisdiction where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the depreciable life of fixed assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, we establish a valuation allowance. Changes in the valuation allowance for deferred tax assets impact our income tax expense during the period.

        As a result of our cumulative domestic losses, effective April 1, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets. In addition, we haven't recorded any deferred tax benefit for our domestic tax operating losses incurred after April 1, 2011. Our cumulative valuation allowance recorded against all of our deferred tax assets at December 31, 2011, was approximately $36.3 million. The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance. At December 31, 2011, we have federal net operating loss ("NOL") and federal tax credit carryforwards of approximately $68 million and $11 million, respectively. Of this total, $3 million of U.S. NOL carryforwards are subject to annual usage limitations under U.S. tax rules; however, they do not begin to expire until 2022. The remaining NOL carryforwards do not begin to expire until 2030. Our Federal tax credit carryforwards are subject to annual usage limits but do not begin to expire until 2025. At December 31, 2011, we also have approximately $34 million of foreign NOL carryforwards. We have recorded a valuation allowance for approximately 84% of the foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them. Approximately 30% of the foreign NOL carryforwards may expire.

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

        We are regularly audited by various taxing authorities, and sometimes these audits involve proposed assessments where the ultimate resolution may result in us owing additional taxes, plus interest and possible penalties. Tax exposures can involve complex issues and may require an extended period to resolve. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe it is more likely than not that all or some portion of a tax benefit will not be realized as the result of an audit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the estimates of tax benefits to be realized, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.

        In order to meet the scheduled principal reduction requirements for our term loan that were accelerated in the October 2011 amendment to the Senior Credit Facility, we repatriated $30 million of foreign cash to the U.S. in January 2012. We have recorded a $12 million deferred tax liability at December 31, 2011, based on our current estimate of the U.S. tax impact from the repatriation. However, due to our currently available net operating losses and tax credit carryforwards, the repatriation does not have a material tax impact to the Company. The repatriation reduces the available deferred tax benefits available to offset future domestic profits. Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we do not plan to repatriate additional cash, we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. Absent the availability of net operating losses or tax credits, the possible tax consequences of any foreign cash repatriation could be significant.

        Allowance for doubtful accounts receivable—We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables. At December 31, 2011, we had gross accounts receivable of $183.8 million and our allowance for doubtful accounts was $1.4 million. Our allowance for doubtful accounts is based upon specific identification of probable losses. We review our accounts receivable and reassess our estimates of collectability each quarter. Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Global 2000 blue-chip companies and government agencies. Since 2008, as global economic conditions worsened, and we have taken on certain riskier clients, we have experienced a higher number of client bankruptcies, clients with financial difficulties and clients refusing to pay for services. Our bad debt expense was $0.3 million, $6.4 million and $2.3 million in 2011, 2010 and 2009, respectively. In 2010, four clients accounted for 77% of our total bad debt expense. If our clients' financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required. Such items are very difficult to predict and require significant management judgment.

        Accrued compensation and certain other accrued liabilities—Employee compensation costs are our largest expense category. We have several different variable compensation programs, which are highly dependent on estimates and judgments, particularly at interim reporting dates. Some programs are discretionary, while others have quantifiable performance metrics. Certain programs are annual, while others are quarterly or monthly. Often actual compensation amounts cannot be determined until after our results are reported. We believe we make reasonable estimates and judgments using all significant information available. In addition, the process to estimate the fair value of share-based compensation also involves various assumptions, inputs and judgments. We estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs. Our accrual for health costs is based on historical experience and specific claim activity and actual amounts may vary. In the ordinary course of business, we are currently involved in various claims and legal proceedings. We periodically review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information at that time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operations. We expense legal fees as incurred.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to other market risks is immaterial.

        During 2011, approximately 50%, or $491 million of our total revenue was attributable to our foreign operations. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 5.0%, or $49 million. A portion of this fluctuation would be offset by expenses incurred in local currency. Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies. Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

        Our exposure to changes in interest rates arises primarily because our indebtedness under our Senior Credit Facility has a variable interest rate. At December 31, 2011, our outstanding borrowings under our Senior Credit Facility were $66.2 million, however, we repaid the $25.0 million term loan balance outstanding on January 31, 2012, leaving a remaining balance of outstanding borrowings under the facility that is subject to interest rate risk of $41.2 million. At December 31, 2011, our weighted average interest rate on the remaining outstanding borrowings of $41.2 million under the Senior Credit Facility, was 4.85%. Therefore, a 1% increase in interest rates on the remaining $41.2 million would result in approximately $0.4 million of additional interest expense.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

        We have audited the accompanying consolidated balance sheets of CIBER, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 12, 2012

CIBER, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
REVENUES
Consulting services	$929,409	$907,470	$875,166
Other revenue	47,517	46,328	44,921

Total revenues	976,926	953,798	920,087

OPERATING EXPENSES
Cost of consulting services	710,989	686,267	657,960
Cost of other revenue	27,468	28,368	28,243
Selling, general and administrative	230,637	226,997	205,688
Goodwill impairment	16,300	82,000	—
Amortization of intangible assets	1,534	3,213	4,674

Total operating expenses	986,928	1,026,845	896,565

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,002)	(73,047)	23,522

Interest income	987	614	984
Interest expense	(7,898)	(6,553)	(5,769)
Other income (expense), net	(2,524)	61	338

Income (loss) from continuing operations before income taxes	(19,437)	(78,925)	19,075
Income tax expense (benefit)	32,668	(23,389)	6,410

Net income (loss) from continuing operations	(52,105)	(55,536)	12,665
Income (loss) from discontinued operations, net of income tax	(15,127)	(22,154)	2,451

CONSOLIDATED NET INCOME (LOSS)	(67,232)	(77,690)	15,116
Net income (loss) attributable to noncontrolling interests	29	(530)	158

NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(67,261)	$(77,160)	$14,958

Basic earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$(0.73)	$(0.79)	$0.18
Discontinued operations	(0.21)	(0.32)	0.04

Basic earnings (loss) per share attributable to CIBER, Inc.	$(0.94)	$(1.11)	$0.22

Diluted earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$(0.73)	$(0.79)	$0.18
Discontinued operations	(0.21)	(0.32)	0.04

Diluted earnings (loss) per share attributable to CIBER, Inc.	$(0.94)	$(1.11)	$0.22

Weighted average shares outstanding:
Basic	71,831	69,626	67,996
Diluted	71,831	69,626	68,107

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$65,567	$69,329
Accounts receivable, net of allowances of $1,422 and $7,367, respectively	182,359	216,286
Prepaid expenses and other current assets	25,700	23,379
Deferred income taxes	3,302	11,373
Current assets of discontinued operations	20,382	24,945

Total current assets	297,310	345,312
Property and equipment, net of accumulated depreciation of $64,929 and $58,159, respectively	26,845	25,023
Goodwill	275,504	294,644
Other intangible assets, net	649	2,154
Other assets	6,900	9,318
Long-term assets of discontinued operations	17,862	45,913

TOTAL ASSETS	$625,070	$722,364

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$25,571	$10,473
Accounts payable	35,112	47,835
Accrued compensation and related liabilities	60,124	67,013
Deferred revenue	22,308	21,194
Income taxes payable	8,613	9,760
Other accrued expenses and liabilities	45,454	47,156
Current liabilities of discontinued operations	7,310	9,517

Total current liabilities	204,492	212,948

Long-term debt	41,380	77,879
Deferred income taxes	15,462	6,159
Other long-term liabilities	6,729	5,878

Total liabilities	268,063	302,864

Commitments and contingencies

Equity:

CIBER, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 1,919 and 4,363 shares, respectively	(10,998)	(25,003)
Additional paid-in capital	330,088	325,177
Retained earnings	44,337	118,113
Accumulated other comprehensive income (loss)	(7,006)	661

Total CIBER, Inc. shareholders' equity	357,166	419,693
Noncontrolling interests	(159)	(193)

Total equity	357,007	419,500

TOTAL LIABILITIES AND EQUITY	$625,070	$722,364

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 1, 2009	64,705	$647	(4,620)	$(31,889)	$296,227	$188,428	$(983)	$894	$453,324

Consolidated net income	—	—	—	—	—	14,958	—	158	15,116
Loss on hedging activity, net of $122 tax	—	—	—	—	—	—	(198)	—	(198)
Foreign currency translation	—	—	—	—	—	—	13,374	23	13,397
Sale of common stock, net of $194 of issuance costs	9,000	90	—	—	23,130	—	—	—	23,220
Acquisition of noncontrolling interests	782	8	—	—	628	—	—	(365)	271
Treasury shares issued under employee share plans	—	—	1,018	6,545	(565)	(3,576)	—	—	2,404
Tax benefit deficiency from employee share plans	—	—	—	—	(53)	—	—	—	(53)
Share-based compensation	—	—	42	273	3,632	(142)	—	—	3,763
Purchases of treasury stock	—	—	(1,445)	(4,998)	—	—	—	—	(4,998)

BALANCES AT DECEMBER 31, 2009	74,487	745	(5,005)	(30,069)	322,999	199,668	12,193	710	506,246

Consolidated net loss	—	—	—	—	—	(77,160)	—	(530)	(77,690)
Loss on hedging activity, net of $52 tax	—	—	—	—	—	—	(86)	—	(86)
Foreign currency translation	—	—	—	—	—	—	(11,446)	(16)	(11,462)
Acquisition of noncontrolling interest	—	—	—	—	(1,201)	—	—	(357)	(1,558)
Treasury shares issued under employee share plans	—	—	1,216	7,040	(430)	(4,226)	—	—	2,384
Tax benefit from employee share plans	—	—	—	—	20	—	—	—	20
Share-based compensation	—	—	82	470	3,789	(169)	—	—	4,090
Purchases of treasury stock	—	—	(656)	(2,444)	—	—	—	—	(2,444)

BALANCES AT DECEMBER 31, 2010	74,487	745	(4,363)	(25,003)	325,177	118,113	661	(193)	419,500

Consolidated net loss	—	—	—	—	—	(67,261)	—	29	(67,232)
Gain on hedging activity, net of $174 tax	—	—	—	—	—	—	284	—	284
Foreign currency translation	—	—	—	—	—	—	(7,951)	5	(7,946)
Treasury shares issued under employee share plans	—	—	2,444	14,005	—	(6,515)	—	—	7,490
Share-based compensation	—	—	—	—	4,911	—	—	—	4,911

BALANCES AT DECEMBER 31, 2011	74,487	$745	(1,919)	$(10,998)	$330,088	$44,337	$(7,006)	$(159)	$357,007

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(67,232)	$(77,690)	$15,116
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	15,127	22,154	(2,451)
Goodwill impairment	16,300	82,000	—
Depreciation	11,184	11,108	11,191
Amortization of intangible assets	1,534	3,213	4,674
Deferred income tax expense (benefit)	26,900	(30,443)	77
Provision for doubtful receivables	337	6,369	2,250
Share-based compensation expense	4,678	3,881	3,543
Change in value of contingent consideration	3,898	462	—
Amortization of debt costs	2,182	1,915	1,016
Other, net	298	2,417	1,313
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	30,540	(41,939)	20,040
Other current and long-term assets	(1,497)	(786)	103
Accounts payable	(12,693)	16,607	(1,732)
Accrued compensation and related liabilities	(3,176)	5,740	635
Other current and long-term liabilities	(2,887)	16,660	9,301
Income taxes payable/refundable	(2,555)	4,337	7,243

Cash provided by operating activities—continuing operations	22,938	26,005	72,319
Cash provided by operating activities—discontinued operations	8,584	9,116	9,228

Cash provided by operating activities	31,522	35,121	81,547

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(895)	(3,580)	(4,330)
Purchases of property and equipment, net	(15,364)	(12,968)	(8,609)

Cash used in investing activities—continuing operations	(16,259)	(16,548)	(12,939)
Cash used in investing activities—discontinued operations	(67)	(1,022)	(450)

Cash used in investing activities	(16,326)	(17,570)	(13,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	377,676	385,481	569,619
Payments on long-term debt	(399,483)	(396,618)	(639,135)
Sale of common stock, net of $194 of issuance costs	—	—	23,220
Employee stock purchases and options exercised	7,490	2,384	2,404
Purchases of treasury stock	—	(2,444)	(4,998)
Credit facility fees paid	(2,000)	(685)	(3,471)
Acquisition of noncontrolling interest	—	(1,558)	—
Other, net	(1,019)	61	(222)

Cash used in financing activities—continuing operations	(17,336)	(13,379)	(52,583)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,622)	(2,267)	3,000

Net increase (decrease) in cash and cash equivalents	(3,762)	1,905	18,575
Cash and cash equivalents, beginning of period	69,329	67,424	48,849

Cash and cash equivalents, end of period	$65,567	$69,329	$67,424

See accompanying notes to consolidated financial statements.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a)
Description of Business

        CIBER is a provider of information technology ("IT"), business consulting and outsourcing services. We serve a variety of clients, including Global 2000 blue-chip companies, governmental agencies and educational institutions. We solve complex IT and business issues across growing industries like energy and utilities, telecommunications, retail, healthcare, financial services, entertainment and manufacturing. Our offerings are focused around a set of core competencies which include: Application Development and Management ("ADM"), Enterprise Resource Planning ("ERP"), Customer Relationship Management, Business Intelligence and Data Warehousing, Managed Services, Testing and Quality Assurance, Mobility Services and Digital Marketing. We combine local, on-site account management with a global delivery model to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources. To a lesser extent, we also resell certain IT hardware and software products. In January 2012, we agreed to sell substantially all of the assets of our Federal division, see Note 2.

(b)
Principles of Consolidation

        The Consolidated Financial Statements include the accounts of CIBER, Inc. and all of its majority-owned subsidiaries (together "CIBER," "the Company," "we," "our," or "us"). All material inter-company balances and transactions have been eliminated.

        The shares of our foreign subsidiaries that are owned by persons other than CIBER are referred to as noncontrolling interests in these Consolidated Financial Statements. The noncontrolling shareholders' proportionate share of the equity of these subsidiaries is reflected as "noncontrolling interests" in the Consolidated Balance Sheets. The noncontrolling shareholders' proportionate share of the net income or loss of these subsidiaries is reflected as "net income (loss) attributable to noncontrolling interests" in the Consolidated Statements of Operations. In accounting for the acquisition of a noncontrolling interest, any consideration paid in excess of the book value of the noncontrolling interest is recorded as a reduction of CIBER shareholders' equity. In 2010, we purchased certain noncontrolling interests in foreign subsidiaries for cash of approximately $1.6 million. In 2009, we issued 782,584 shares of our common stock, valued at approximately $2.4 million, in exchange for the noncontrolling interests in one of our foreign subsidiaries.

(c)
Use of Estimates

        The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

(d)
Revenue Recognition

        CIBER earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products. CIBER's consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing; and

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

(3) outsourcing and managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue. Fees for these contracts may be in the form of time-and-materials or fixed-price billings. The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred. Consulting services revenue also includes project-related reimbursable expenses for travel and other out-of-pocket expenses separately billed to clients.

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

        We sometimes enter into arrangements (excluding software license arrangements) with customers that purchase multiple services, or a combination of services and IT hardware products, from us at the same time, referred to as multiple-element arrangements. Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided that the delivered services or products have value to the customer on a standalone basis. We consider a deliverable element to have standalone value if the service or product is sold separately by us or another vendor or could be resold

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

by the customer. For our multiple-element arrangements, the arrangement consideration is allocated at the inception of the arrangement to all deliverable elements on the basis of their relative selling price (the relative selling price method). When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence ("VSOE") of selling price if it exists; otherwise, third-party evidence ("TPE") of selling price is used. If neither VSOE nor TPE of selling price exists for a deliverable, then we use our best estimate of the selling price ("ESP") for that deliverable when applying the relative selling price method. Since our services are typically customized to each client's specific needs, VSOE and TPE are generally not available. We determine ESP for purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, and internal costs. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional services or products.

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

(e)
Cash and Cash Equivalents

        Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash balance at December 31, 2011 and 2010 was held by our foreign subsidiaries.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

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

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

recorded based upon our best estimate of the effective tax rate expected to be applicable for the full fiscal year. Interest expense on tax liabilities is included in interest expense while any tax penalties are included in income tax expense.

(j)
Foreign Currency

        The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period. The resulting translation adjustments are included in "accumulated other comprehensive income" on the Consolidated Balance Sheets. Gains and losses arising from inter-company international transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

        All foreign currency transaction gains and losses, including foreign currency gains and losses on short-term inter-company loans and advances, are included in "other income (expense), net" in the Consolidated Statements of Operations as incurred.

(k)
Share-Based Compensation

        We record share-based compensation expense for awards of equity instruments to employees based on the estimated grant-date fair value of these awards, over the period the employees are required to provide services to earn the awards. Share-based compensation cost is recognized, as appropriate, in either "cost of consulting services" or in "selling, general and administrative expense" in the Consolidated Statements of Operations.

(l)
Other Income (Expense), Net

        Other income (expense), net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Foreign exchange gains (losses), net	$629	$(41)	$296
Change in fair value of acquisition-related contingent consideration	(3,222)	—	—
Other	69	102	42

Other income (expense), net	$(2,524)	$61	$338

(m)
Financial Instruments and Fair Values

        The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature. The carrying value of the borrowings under our Senior Credit Facility approximate its fair value due to interest rates approximating current market rates as the underlying interest rates are variable and the related interest spreads were recently set in October 2011.

        The fair value of our reporting units utilized in our annual goodwill impairment assessment, which utilizes unobservable inputs that reflect management's own assumptions, is discussed in Note 8.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

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

        For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the effective hedge portion of the derivative instrument is reported as a component of "accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The gain or loss is classified in the same statement of operations line item as the associated item being hedged.

        From time to time, CIBER will also enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results. We generally have not elected hedge accounting for these derivatives. At December 31, 2011 and 2010, we did not have any material outstanding foreign currency forward contracts.

(n)
Business and Credit Concentrations

        Financial instruments that are potentially subject to concentrations of credit risk are cash and cash equivalents and accounts receivable. Our cash and cash equivalents are primarily invested in high-credit quality short-term, interest-bearing accounts with financial institutions. Accounts receivable are reviewed on a periodic basis and an allowance for bad debts is recorded where such amounts are determined to be uncollectible. We do not require collateral from our customers. Our revenue and accounts receivable are principally concentrated with large companies across several industries and governmental entities located throughout the United States and Europe.

(o)
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

        We are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as CIBER AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft; however, certain of those former minority shareholders challenged the adequacy of the buy-out consideration in a German court. The court appointed independent experts have evaluated the consideration and claims of the minority shareholders and the parties have until April 27, 2012, to file briefs on their positions with respect to the evaluation. At this time, we are unable to predict the outcome of these proceedings although, if the court awards additional consideration, such consideration will increase the goodwill associated with the

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

acquisition and we will be liable for that additional consideration, as well as the costs associated with these proceedings.

        CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments. The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including CIBER. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims. The suit has many of the same parties that were involved in related litigation in state court in New Orleans, which was concluded in 2009 when CIBER settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft's former alleged joint venturers. CIBER is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal. However, given the complexity of the litigation, it is likely that CIBER's motion and those of other defendants will not be decided for a significant period of time.

        On October 28, 2011, a putative securities class action lawsuit, Weston v. CIBER, Inc. et al., was filed in the United States District Court for the District of Colorado against CIBER, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer ("CFO") Claude J. Pumilia and former CFO Peter H. Cheesbrough (the "Class Action"). The Class Action purports to have been filed on behalf of all holders of CIBER common stock between December 15, 2010 and August 3, 2011 by alleged stockholder and plaintiff, Burt Weston. The Class Action generally alleges that defendants CIBER, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the "Class Action Defendants") violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Securities and Exchange Commission ("SEC") Rule 10b-5. Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company's outlook and forecast for fiscal year 2011 in: (1) the Company's 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company's press release and earnings conference call on February 22, 2011; (3) the Company's 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company's press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011. The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act. Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of CIBER within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company. The Class Action seeks, among other things: (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys' fees; and (4) awarding such other relief as the Court may deem just and proper. The Court appointed Mr. Weston and City of Roseville Employees' Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs' counsel on January 31, 2012. Lead Plaintiffs will have until April 2, 2012, to file a consolidated complaint. The Class Action Defendants expect to respond to the consolidated complaint by May 2, 2012. The Company believes that the Class

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Action is without merit and intends to defend against it vigorously. There can, however, be no assurance of the outcome of these actions.

        On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the "Derivative Action") against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and CIBER's current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira ("Individual Defendants"). CIBER is named as a nominal defendant (collectively, with the Individual Defendants, the "Derivative Defendants"). The Derivative Action is largely based on the same alleged facts as the Class Action. The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company. The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company. The complaint seeks, among other things: (1) damages for losses sustained by the Company as a result of the Individual Defendants' breaches; (2) various corporate therapeutics; (3) restitution for the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys' fees; and (5) such other relief as the Court may deem just and proper. The Court has set April 30, 2012, for a scheduling conference and planning meeting.

(p)
Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which was amended in December 2011 through Accounting Standards Update No. 2011-12 to defer the effective date of certain provisions. ASU 2011-04 amended Accounting Standards Codification Topic 820 ("ASC 820") to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards ("IFRSs"). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. We are currently evaluating the effect that the provisions of ASU 2011-04 will have on the disclosure in our consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends the disclosure requirements for the presentation of comprehensive income. This guidance, effective retrospectively for interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The implementation of this amended accounting guidance has no impact on our consolidated financial position and results of operations.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(2) Discontinued Operations

        On January 21, 2012, we entered into an agreement to sell substantially all of the assets of our Federal division to CRGT, Inc. for an aggregate purchase price of $40 million in cash, subject to adjustment based on the final calculation of the working capital of the Federal division at the time of closing. The transaction closed on March 9, 2012. Net cash proceeds from this sale, including transaction-related costs, are estimated to be in the range of $33-34 million. At December 31, 2011, the carrying value of the net assets of the Federal division was approximately $31 million. Based on our estimates of related working capital and transaction-related fees and expenses and other exit costs, we expect to record a net gain of approximately $1-2 million in 2012. The Federal division met the conditions to be reported as a discontinued operation within the financial statements in December 2011, and accordingly, the financial position, results of operations and cash flows have been reclassified for all periods to conform to the current period's presentation.

        We performed a goodwill impairment test at December 31, 2011, and adjusted the carrying value of Federal division goodwill to its implied fair value. As a result, we recorded a goodwill impairment charge of $27.4 million during the quarter ended December 31, 2011, which is included within the loss from discontinued operations of the Federal division. Refer to Note 8 for further discussion on the Federal impairment charge. To report the results of discontinued operations, we are required to adjust the reported results of our Federal division from those previously reported as segment operating income. These adjustments eliminate corporate overhead allocations and adjust for costs of the division that will not be recognized on a going-forward basis. In addition, we have allocated interest expense to discontinued operations by applying the effective interest rate towards the amount of debt that is required to be repaid as a result of the transaction, and we have allocated related tax expense or benefit. These adjustments have been made for all periods presented.

        The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total revenues	$107,705	$117,545	$117,613
Operating expenses	101,899	117,648	113,376
Goodwill impairment	27,400	30,000	—

Operating income (loss) from discontinued operations	(21,594)	(30,103)	4,237
Interest and other expense	528	484	401

Income (loss) from discontinued operations before income taxes	(22,122)	(30,587)	3,836
Income tax expense (benefit)	(6,995)	(8,433)	1,385

Income (loss) from discontinued operations, net of income tax	$(15,127)	$(22,154)	$2,451

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(2) Discontinued Operations (Continued)

        The following table summarizes the carrying values of the assets and liabilities of discontinued operations which are included in the Consolidated Balance Sheets:

	December 31,
	2011	2010
	(In thousands)
Accounts receivable	$19,410	$22,928
Goodwill	16,864	44,264
Other assets	1,970	3,666

Assets of discontinued operations	$38,244	$70,858

Accounts payable and accrued compensation liabilities	$6,216	$7,905
Other accrued expenses and liabilities	1,094	1,612

Liabilities of discontinued operations	$7,310	$9,517

(3) Acquisitions

        We have acquired certain businesses, as set forth below, that we have accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying Consolidated Financial Statements include the results of operations of each acquired business since the date of acquisition.

Acquisitions—2011

        During 2011, we paid $0.9 million of additional consideration related to a 2008 acquisition.

Acquisitions—2010

        In June 2010, our International division acquired the assets of Denmark-based SAP consulting company Segmenta A/S ("Segmenta"). The acquisition was completed to strengthen our European presence and expand our Danish operations. We paid $3.5 million in cash at closing, and we agreed to a future cash payment (contingent consideration) at the end of the 36-month period ending on May 31, 2013. The estimated fair value of the contingent consideration was based on a probability-weighted approach derived from management's own estimates of profitability and sales targets, as well as the discount rate used to determine the present value of the liability. As part of our purchase price allocation, we recorded an initial liability of $4.2 million for the present value of the estimated contingent consideration. In allocating the purchase price based on estimated fair values, we recorded goodwill and other intangible assets of $7.1 million and $1.6 million, respectively, and recorded net liabilities of $1.0 million.

        In 2011, we revised the agreement with the sellers to fix the value of the future acquisition-related contingent consideration at approximately $10 million, of which $2.1 million was paid in 2011 and the remainder will be paid in 2013. The change in management's estimates of the amount to be paid was recorded in "other income (expense), net" on the Consolidated Statements of Operations. The current balance of the liability is recorded in "other accrued expenses and liabilities" on the Consolidated

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

Balance Sheets, and changes in the value of the liability from the date of the acquisition through December 31, 2011, were due to the following:

Contingent Consideration
(In thousands)
Beginning balance	$4,220
Interest expense accretion	462
Foreign exchange rate changes	380

Balance at December 31, 2010	5,062

Change in fair value of acquisition-related contingent consideration	3,222
Interest expense accretion	676
Payments	(2,080)
Foreign exchange rate changes	(404)

Balance at December 31, 2011	$6,476

Acquisitions—2009

        In January 2009, we acquired Iteamic Private Ltd. ("Iteamic") of Bangalore, India. Iteamic specialized in application development of offshore projects, primarily with companies in North America, and became part of our North America division. The acquisition added leadership and delivery skills depth to our India operations. The purchase price was $4.7 million, and was allocated as follows: $0.8 million to net tangible assets acquired and $3.9 million to goodwill.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(4) Earnings (Loss) Per Share

        Our computation of earnings (loss) per share—basic and diluted is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(52,105)	$(55,536)	$12,665
Net income (loss) attributable to noncontrolling interests	29	(530)	158

Net income (loss) attributable to CIBER, Inc. from continuing operations	(52,134)	(55,006)	12,507
Income (loss) from discontinued operations, net of income tax	(15,127)	(22,154)	2,451

Total net income (loss) attributable to CIBER, Inc.	$(67,261)	$(77,160)	$14,958

Denominator:
Basic weighted average shares outstanding	71,831	69,626	67,996
Dilutive effect of employee stock plans	—	—	111

Diluted weighted average shares outstanding	71,831	69,626	68,107

Basic earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$(0.73)	$(0.79)	$0.18
Discontinued operations	(0.21)	(0.32)	0.04

Basic earnings (loss) per share attributable to CIBER, Inc.	$(0.94)	$(1.11)	$0.22

Diluted earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$(0.73)	$(0.79)	$0.18
Discontinued operations	(0.21)	(0.32)	0.04

Diluted earnings (loss) per share attributable to CIBER, Inc.	$(0.94)	$(1.11)	$0.22

Anti-dilutive securities omitted from the calculation	8,151	9,147	9,149

        Dilutive securities, including stock options and restricted stock units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.

(5) Executive Charge Liability

        In 2010, we entered into an Executive Transition Agreement with our former President/Chief Executive Officer in connection with his separation from CIBER as its president and chief executive officer and his resignation as a director. Under this agreement, we agreed to make certain cash payments to him in 2011, to accelerate vesting on certain stock options and restricted stock units and to provide certain insurance and other miscellaneous benefits. At December 31, 2010, we had a remaining

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(5) Executive Charge Liability (Continued)

accrued liability balance of $5.5 million related to this agreement. During 2011, we paid out approximately $5.4 million, leaving a remaining accrued liability balance of $0.1 million at December 31, 2011, which is included in "other accrued expenses and liabilities" on the Consolidated Balance Sheets.

(6) Accounts Receivable

        Accounts receivable consists of the following:

	December 31,
	2011	2010
	(In thousands)
Billed accounts receivable	$137,456	$163,004
Unbilled—scheduled billings	26,475	31,305
Costs and estimated earnings in excess of billings	19,850	29,344

	183,781	223,653
Less allowance for doubtful accounts	1,422	7,367

Accounts receivable, net	$182,359	$216,286

        The activity in the allowance for doubtful accounts consists of the following:

		Additions
			Deductions	Effect of foreign exchange rate changes
	Balance at beginning of period	Charge to cost and expense			Balance at end of period
			Write-offs
	(In thousands)
Year ended December 31, 2009	$3,919	2,250	(3,055)	49	$3,163
Year ended December 31, 2010	$3,163	6,369	(2,092)	(73)	$7,367
Year ended December 31, 2011	$7,367	337	(6,280)	(2)	$1,422

(7) Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2011	2010
	(In thousands)
Computer equipment and software	$70,709	$63,980
Furniture and fixtures	10,365	9,856
Leasehold improvements, buildings and other	10,700	9,346

	91,774	83,182
Less accumulated depreciation	64,929	58,159

Property and equipment, net	$26,845	$25,023

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Goodwill

        The changes in the carrying amount of goodwill are as follows:

	International	North America	IT Outsourcing	Total
	(In thousands)
Balance at January 1, 2010	$140,583	$209,815	$26,077	$376,475
Goodwill impairment	—	(82,000)	—	(82,000)
Acquisition	7,144	—	—	7,144
Adjustments on prior acquisition	372	—	—	372
Effect of foreign exchange rate changes	(7,347)	—	—	(7,347)

Balance at December 31, 2010	140,752	127,815	26,077	294,644

Goodwill impairment	—	—	(16,300)	(16,300)
Adjustments on prior acquisition	135	—	—	135
Effect of foreign exchange rate changes	(2,975)	—	—	(2,975)

Balance at December 31, 2011	$137,912	$127,815	$9,777	$275,504

        As a result of the changes to our reportable segments effective January 1, 2011, $8.7 million of the goodwill previously attributable to our former U.S. ERP division was allocated to our IT Outsourcing division and the balance of $45.6 million was allocated to our North America division.

        In December 2011, the Federal division met the conditions required to be reported as a discontinued operation, and on January 21, 2012, we entered into an agreement to sell substantially all of the assets of our Federal division to CRGT, Inc. As a result, the associated goodwill balance of the Federal division is now included in "long-term assets of discontinued operations" on our Consolidated Balance Sheets. The changes in the carrying amount of goodwill of discontinued operations are as follows:

Discontinued Operations
(In thousands)
Balance at January 1, 2010	$74,264
Goodwill impairment	(30,000)

Balance at December 31, 2010	44,264

Goodwill impairment	(27,400)

Balance at December 31, 2011	$16,864

        We perform our annual impairment analysis of goodwill as of June 30 each year, or more often if there are indicators of impairment present. We test each of our reporting units for goodwill impairment. Our reporting units are the same as our operating divisions and reporting segments. The goodwill impairment test requires a two-step process. The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If step one indicates that the estimated fair value of a reporting unit is less than its carrying

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Goodwill (Continued)

value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit's goodwill is less than its carrying value.

        We compared the carrying value of each of our reporting units to its estimated fair value at June 30, 2011. We estimated the fair value of each of our reporting units based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for each reporting unit for the first five years of our projections ranged between 5% and 8%, with an overall weighted average of 6%. We have projected operating profit margin improvement as we expect to obtain margin benefits from a number of internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included reporting unit cash flow discount rates, which represented each reporting unit's estimated weighted average cost of capital and ranged from 13% to 15%. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value. We utilized enterprise value/revenue multiples ranging from 0.3 to 0.5 and enterprise value/EBITDA multiples ranging from 3.5 to 6.4 in order to value each of our reporting units under the market approach. Also, the fair value under the market approach included a control premium of 37%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

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

        We adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Goodwill (Continued)

environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that additional impairment charges will not be required in the future.

        For the quarter ended September 30, 2011, we reviewed for indicators of impairment and believed that the market decline in the government services industry, which was based on concerns about defense budget cuts and funding uncertainty, warranted an interim test for goodwill impairment in our Federal reporting unit. There were no other events or circumstances that would more likely than not reduce the fair value below carrying amount for any of our other reporting units. Accordingly, we performed the step one goodwill impairment test for our Federal reporting unit as of September 30, 2011. We used current estimates of forecasted cash flows, current pricing multiples derived from publicly-traded companies that are comparable to the Federal reporting unit, and other assumptions to determine fair value. Based on the results of our step one goodwill impairment test, which utilized a consistent methodology as described above, we estimated that the fair value exceeded the carrying amount although by a lesser amount than at June 30, 2011; however, no impairment was indicated and no further analysis was required.

        During the quarter ended December 31, 2011, the government services market continued to decline due to further funding uncertainty and downside risk for the sector. Long-term federal IT spending forecasts decreased significantly in the overall market, and we noted a continued market capitalization decline in the publicly-traded companies in our comparable group. In addition to such factors, we were also required to perform an impairment evaluation of goodwill upon meeting the criteria to classify the Federal division as held for sale, as the negotiated sales price was below the carrying value of the related net assets. We performed step two of the goodwill impairment test as of December 31, 2011, and adjusted the carrying value of goodwill to its implied fair value, which was based on our estimate of net sales proceeds to result from our January 2012 agreement to sell substantially all of the assets of the Federal division. For purposes of the goodwill impairment test, the net assets of the Federal division included an estimate for unrecorded customer-related intangible assets. During the quarter ended December 31, 2011, we recorded a goodwill impairment charge of $27.4 million to write-down the Federal division's goodwill to estimated fair value, which represents 62% of the goodwill prior to the impairment charge.

        During our annual impairment test in 2010, and as a result of the impact that the depressed economic environment had on overall equity values and its negative impact on our operations and forecasted cash flows, as well as the sustained decline in our market capitalization, we also recorded an impairment of goodwill of $82.0 million and $30.0 million for our former Custom Solutions division (now part of our North America division) and our Federal division, respectively.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(9) Operating Leases

        We have non-cancelable operating leases primarily for our office space, automobiles and office equipment. Expense for operating leases totaled approximately $29.9 million, $26.7 million and $24.4 million in 2011, 2010 and 2009, respectively.

        Future minimum operating lease payments as of December 31, 2011, are:

Rental Payments
(In thousands)
2012	$28,815
2013	21,789
2014	13,687
2015	8,441
2016	5,616
Thereafter	10,899

$89,247

(10) Borrowings

        Senior Credit Facility.    CIBER has a senior credit agreement with several financial institutions as lenders and Bank of America, N.A. as administrative agent (the "Senior Credit Facility") that matures on January 1, 2013. At December 31, 2011, we had outstanding borrowings of $66.2 million under the Senior Credit Facility. The Senior Credit Facility provides for a revolving line of credit of up to $85 million and a term loan with a balance of $25.0 million at December 31, 2011. Under the senior credit agreement, the entirety of the term loan balance was required to be repaid by the Company on January 31, 2012. As such, $25 million of our total obligation was classified as a current liability at December 31, 2011. The term loan was repaid on January 31, 2012, through the repatriation of some of our foreign cash.

        CIBER's remaining obligation under the Senior Credit Facility is classified as long-term debt on our Consolidated Balance Sheets. Based on the scheduled maturity date, and absent an amendment, all obligations under the Senior Credit Facility will need to be reclassified to short-term debt as of March 31, 2012. As a result, prior to the issuance of our financial statements for the period ending on March 31, 2012, we intend to either amend this facility to provide for an extension of the maturity date, or replace the facility with alternative bank financing or other equity or debt financing. There can be no assurance that we will be successful in achieving any of the above-mentioned alternatives, or that if available to us, the terms of these alternatives, such as an amended facility, will not be materially less favorable to the Company.

        On January 21, 2012, we entered into a consent to sell and amendment to the Senior Credit Facility with our lenders that provides for, among other things: 1) the consent of the lenders to the sale of substantially all of the assets of the Company's Federal division, subject to the requirements that, among other things, the net proceeds paid to the Company from the sale shall not be less than $30 million and that 100% of the net proceeds paid to the Company from the sale in excess of $25 million be applied to the reduction of the revolving line of credit and 2) certain modifications to the financial covenants and related definitions under the Senior Credit Facility agreement with our lenders, for purposes of, among other things, adjusting such covenants to take into account the effects of the sale.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10) Borrowings (Continued)

As a result of the closing of the sale of our Federal division on March 9, 2012, the borrowings available under the revolving line of credit were reduced by $9 million.

        The terms of the Senior Credit Facility, as amended, include, among other provisions, specific limitations on the incurrence of additional indebtedness and liens, stock repurchases, investments, guarantees, mergers, dispositions and acquisitions, and a prohibition on the payment of any dividends. The Senior Credit Facility also contains certain financial covenants, including: 1) a maximum consolidated total leverage ratio; 2) a minimum consolidated fixed charge coverage ratio; 3) a minimum EBITDA; and 4) an asset coverage test. We are required to be in compliance with these financial covenants at the end of each calendar quarter. We were in compliance with these financial covenants at December 31, 2011. Based on management's current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months. However, we were in violation of our covenants at June 30, 2011, which required us to seek a waiver from our lenders, and there can be no assurance that we will be in compliance with these bank covenants in the future.

        The Senior Credit Facility is subject to mandatory prepayments (and commitment reductions) in amounts equal to the net cash proceeds of any asset disposition, event of loss, extraordinary receipts, issuance or incurrence of indebtedness and issuance of equity, subject in each case as appropriate to thresholds and other exceptions and definitions as specified in the Senior Credit Facility, as amended. CIBER's obligations under the Senior Credit Facility are secured by all of CIBER's present and future domestic tangible and intangible assets, as well as a pledge of 66% of the capital stock of CIBER's direct foreign subsidiaries.

        We may elect interest rates on our Senior Credit Facility borrowings calculated by reference to either the Bank of America prime lending rate ("Prime") or to a London Interbank Offered Rate ("LIBOR") for one, three or six month maturities, each plus an applicable margin. At December 31, 2011, the applicable margins for Prime and LIBOR loans were 4.00% and 5.00%, respectively. These rates will increase by 0.50% each on January 1, 2012, and will increase again by an additional 1.00% on April 1, 2012. The Senior Credit Facility provides for the payment of other specified recurring fees and expenses, including administrative agent fees, commitment fees, and other fees. At December 31, 2011, our weighted average interest rate on our outstanding borrowings under the Senior Credit Facility was 5.10%.

        Total upfront and arrangement fees and related expenses for completing the Senior Credit Facility in 2009, as well as any subsequent amendment fees are typically capitalized and amortized to interest expense over the remaining term of the credit agreement. At December 31, 2011, the balance of unamortized debt fees was $1.9 million.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(10) Borrowings (Continued)

        Long-Term Debt—Long-term debt consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Senior Credit Facility	$66,167	$87,249
Capital lease obligations	784	1,012
Other	—	91

Total bank debt	66,951	88,352
Less current portion	25,571	10,473

Long-term bank debt	$41,380	$77,879

        Maturities—Maturities of long-term bank debt were determined to be as follows:

Amount Maturing
(In thousands)
2012	$25,571
2013	41,302
2014	78

$66,951

(11) Income Taxes

        Income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(1,054)	$1,521	$(436)
State and local	250	450	380
Foreign	6,572	5,083	6,389

	5,768	7,054	6,333

Deferred:
Federal	22,713	(24,268)	1,033
State and local	3,247	(5,248)	226
Foreign	940	(927)	(1,182)

	26,900	(30,443)	77

Income tax expense (benefit)	$32,668	$(23,389)	$6,410

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        U.S. and foreign income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$(50,841)	$(100,112)	$(46)
Foreign	31,404	21,187	19,121

Income (loss) before income taxes	$(19,437)	$(78,925)	$19,075

        U.S. and foreign income tax expense (benefit) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$25,156	$(27,545)	$1,203
Foreign	7,512	4,156	5,207

Income tax expense (benefit)	$32,668	$(23,389)	$6,410

        Income tax expense (benefit) differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$(6,803)	$(27,624)	$6,676
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	3,497	(3,119)	394
Non-deductible other costs	1,489	1,410	1,197
Goodwill impairment	1,811	9,003	—
Federal research credit	—	—	(1,083)
Valuation allowance—domestic	27,028	—	—
Foreign cash repatriation	10,500	—	—
Impact of foreign taxes	(3,478)	(2,267)	(1,485)
Other	(1,376)	(792)	711

Income tax expense (benefit)	$32,668	$(23,389)	$6,410

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        The components of the net deferred tax asset or liability are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Accrued expenses	$7,709	$8,547
Federal tax credit carryforwards	6,600	6,707
U.S. net operating loss ("NOL") carryforwards	25,353	8,362
Foreign NOL carryforwards	8,873	9,114
Other	5,891	5,229

Total gross deferred tax assets	54,426	37,959
Less valuation allowance	(36,258)	(7,721)

Deferred tax assets, net	18,168	30,238

Deferred tax liabilities:
Intangible assets	(17,261)	(23,215)
Foreign cash repatriation	(12,000)	—
Other	(3,645)	(2,966)

Total gross deferred tax liabilities	(32,906)	(26,181)

Net deferred tax asset (liability)	$(14,738)	$4,057

Balance sheet classification of deferred taxes:
Deferred tax asset—current	$3,302	$11,373
Deferred tax liability—current	(2,578)	(1,157)
Deferred tax liability—long-term	(15,462)	(6,159)

Net deferred tax asset (liability)	$(14,738)	$4,057

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate income taxes in each jurisdiction where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, we establish a valuation allowance. Changes in the valuation allowance for deferred tax assets impact our income tax expense during the period.

        As a result of our cumulative domestic losses, effective April 1, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets. In addition, we haven't recorded any deferred tax benefit for our domestic tax operating losses incurred after April 1, 2011. Our cumulative valuation allowance recorded against all of our deferred tax assets at December 31, 2011, was approximately $36.3 million. The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance. At December 31, 2011, we have federal net operating loss ("NOL") and federal tax credit carryforwards of approximately $68 million and $11 million, respectively. Of this total, $3 million of U.S. NOL carryforwards are subject to annual usage limitations under U.S. tax rules; however, they do not begin to expire until 2022. The remaining NOL carryforwards do not begin to expire until 2030. Our Federal tax credit carryforwards are subject to annual usage limits but do not begin to expire until 2025. At December 31, 2011, we also have approximately $34 million of foreign NOL carryforwards. We have recorded a valuation allowance for approximately 84% of the foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them. Approximately 30% of the foreign NOL carryforwards may expire. The net change in the total valuation allowance for deferred tax assets was an increase of $28.6 million in 2011 and a decrease of $32,000 in 2010.

        In January 2012, we repatriated $30 million of foreign cash to the U.S. We have recorded a $12 million deferred tax liability at December 31, 2011, based on our current estimate of the U.S. tax impact from the repatriation. However, due to our currently available net operating losses and tax credit carryforwards, the repatriation does not have a material tax impact to the Company. The repatriation reduces the available deferred tax benefits available to offset future domestic profits. Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. Absent the availability of net operating losses or tax credits, the possible tax consequences of any foreign cash repatriation could be significant. At December 31, 2011, we estimate the undistributed earnings and profits of our foreign subsidiaries that would be subject to U.S. taxes, totaled approximately $101 million. Quantification of the U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not practicable.

        A portion of the operations of our India subsidiary were not subject to taxes under a tax holiday that expired March 2011. The income tax benefit attributable to this tax holiday was approximately $0.3 million, $1.1 million and $0.5 million in 2011, 2010 and 2009, respectively.

        We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when based upon the technical merits, it is "more-likely-than-not" that the tax position

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

will be sustained upon examination. The changes in the balance of our unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2010	$4,885
Increases related to current year tax positions	2,567
Lapse of statute of limitations	(44)

Balance at December 31, 2010	7,408

Increases related to prior year tax positions	488
Lapse of statute of limitations	(1,368)

Balance at December 31, 2011	$6,528

        Our unrecognized tax benefits totaled $6.5 million at December 31, 2011. If recognized, $2.4 million of these benefits would affect our income tax expense. Our unrecognized tax benefits decreased by approximately $1.3 million as a result of the expiration of the statute of limitations on a domestic tax position. It is reasonably possible that the total of unrecognized tax benefits could decrease by $2.1 million in the next twelve months as a result of a tax settlement. Note that the amounts recorded for our unrecognized tax benefits represent management estimates, and actual results could differ which would affect our effective tax rate.

        We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions. We are routinely subject to examination by various domestic and foreign tax authorities. The outcome of tax audits is always uncertain and could result in cash tax payments that could be material. Additionally, tax audits may take long periods of time to ultimately resolve. We do not believe the outcome of any tax audits at December 31, 2011, will have a material adverse effect on our consolidated financial position or results of operations. Our U.S. Federal income tax returns dating back to 2008 are open to possible examination. Our most significant foreign operations and the most recent year for which they are no longer subject to tax examination are as follows: Germany-2007; India-2007; Netherlands-2004; Norway-2001; and the UK-2009.

(12) 401(k) Savings Plan

        Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan. We match a portion of the employees' contribution equal to a maximum of one and one-half percent of an employee's compensation, with a limit of $1,500 per calendar year. Vesting in CIBER's matching contribution occurs over six years. Forfeitures reduce our matching contributions. We record forfeitures when a participant's employment ends. We recorded expense of $1.1 million, $1.1 million and $1.0 million in 2011, 2010 and 2009, respectively, related to this plan.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity

        Share-Based Compensation—On April 27, 2004, our shareholders approved the adoption of the CIBER, Inc. 2004 Incentive Plan (the "2004 Plan"). To date, 14,750,000 shares of CIBER, Inc. common stock have been authorized for issuance under the 2004 Plan. The plan administrators may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants. The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards. As of December 31, 2011, there are approximately 5,853,000 shares available for future grants under the 2004 Plan.

        The 2004 Plan also implemented a formula award plan for non-employee directors. Under the formula plan and effective until December 31, 2009, each non-employee director received a non-statutory option to purchase 20,000 shares of common stock upon election to the Board of Directors and an option to purchase 5,000 shares of common stock on each anniversary of election to the Board of Directors. On February 23, 2010, a one-time grant of $50,000 in Company common stock was granted to non-employee directors as of that date. Such common stock grant vested quarterly beginning on the date of the grant and continuing for the next three calendar quarters at 90 day intervals. Prior to October 1, 2009, non-employee directors also received shares of CIBER common stock as compensation for attending Board, Annual and committee meetings, as well as for serving as committee chairpersons. Subsequent to October 1, 2009, non-employee directors instead receive cash payments for above-mentioned purposes. On November 9, 2010, the Board of Directors adopted a new non-employee director compensation program effective January 1, 2011. Under the new program, upon election or appointment to the Board of Directors, non-employees director are granted restricted stock units ("RSUs") valued at $100,000 of Company common stock (the "initial grant") and non-employee directors are granted RSUs valued at $60,000 of Company common stock annually (the "annual grant"). The initial grant and annual grant vest in equal quarterly installments over a period of three years and one year, respectively. Compensation expense for equity grants to non-employee directors was $349,000, $300,000 and $131,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in our total recorded share-based compensation costs.

        In July 2010, CIBER made an inducement grant of 1,400,000 CIBER stock options to our new president and chief executive officer. CIBER made additional inducement grants in 2011 as follows: 1) 300,000 options and 100,000 RSUs to our new chief information officer in March 2011, and 2) 600,000 options and 150,000 RSUs to our new chief financial officer in April 2011. All of the above inducement grants were granted with an exercise price equal to the market value of our common stock on the date of issuance, all were granted outside of the 2004 Plan and all inducement grants are subject to graded vesting over four years and expire after seven years.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

        The table below summarizes the amounts recorded in the Consolidated Statements of Operations for share-based compensation:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Share-based compensation costs—continuing operations	$4,678	$3,881	$3,543
Share-based compensation costs—discontinued operations	233	209	220

Total share-based compensation costs included in consolidated net income (loss)	4,911	4,090	3,763
Estimated income tax benefit related to share-based compensation included in consolidated net income (loss)	—	889	829

        Options granted under the 2004 Plan generally have an exercise price that is equal to the market value of our common stock on the date of issuance. Options granted during the last three fiscal years under the 2004 Plan are subject to cliff or graded vesting. Graded vesting generally ranges from one to three years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our International division, which may be fully vested on the grant date. Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date. Options granted during the last three fiscal years under the 2004 Plan had contractual terms of five years to seven years.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method. Compensation costs related to options with graded vesting are recognized on a straight-line basis over the vesting period. The expected life for options with a contractual life of 10 years is derived from historical data pertaining to option exercises and employee terminations. The expected life for options with a contractual life of less than 10 years is derived using the SEC's "simplified method," as we did not have sufficient historical data pertaining to options with contractual lives of less than 10 years upon which to base an expected term assumption. Expected volatilities are based on historical volatility of our common stock. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experience and expected future changes.

        A summary of the weighted average assumptions used to value options granted and the grant date fair value follows:

	Year Ended December 31,
	2011	2010	2009
Expected life (in years)	4.2	4.2	3.4
Risk-free interest rate	1.34%	1.59%	1.72%
Expected volatility	67%	63%	54%
Dividend yield	0%	0%	0%
Fair value	$2.55	$1.47	$1.37

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

        A summary of stock option activity for 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts or as otherwise disclosed)
Outstanding at January 1, 2011	9,198	$5.31
Granted	4,088	$4.93
Exercised	(1,473)	$4.15
Expired or canceled	(1,604)	$6.84
Forfeited	(1,266)	$4.89

Outstanding at December 31, 2011	8,943	$5.13	3.8	$3,244

Vested and expected to vest at December 31, 2011	8,560	$5.18	3.8	$3,030

Exercisable at December 31, 2011	5,015	$5.94	2.4	$1,004

        The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $2.1 million during the year ended December 31, 2011, and was immaterial during the years ended December 31, 2010 and 2009.

        RSUs granted during the last three fiscal years under the 2004 Plan are generally subject to vesting over a period of one to three years, varying from graded vesting or performance-based conditions in combination with graded vesting, as well as other possible vesting schedules as determined at the date of grant by the Board of Directors. The fair value of the RSUs, equivalent to the Company's stock price at the date of grant, is expensed over the vesting term.

        A summary of RSU activity for 2011 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Nonvested shares outstanding at January 1, 2011	1,019	$3.39
Granted	1,621	$4.99
Vested	(580)	$4.26
Forfeited	(726)	$4.16

Nonvested shares outstanding at December 31, 2011	1,334	$4.57

        The total fair value of RSUs that vested during the years ended December 31, 2011, 2010 and 2009, was $2.8 million, $658,000 and $307,000, respectively.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

        As of December 31, 2011, there was approximately $11.6 million of total unrecognized compensation cost related to the nonvested stock options and RSUs disclosed in the tables above. That cost is expected to be recognized over a weighted average period of 2.4 years.

        At December 31, 2011, there were approximately 16,131,000 shares of CIBER common stock reserved for share-based awards outstanding and available future grants under our share-based plans.

        Under our Employee Stock Purchase Plan ("ESPP"), which is a non-qualified plan, substantially all employees may elect to contribute up to $6,000 of their compensation during one calendar year. Through December 31, 2010, our ESPP allowed eligible employees to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value on the first or last day of the applicable offering period, which is equal to three months. We modified our ESPP effective January 1, 2011, such that eligible employees are allowed to purchase shares of our common stock at a price equal to 95% of fair market value on the last day of the applicable three-month offering period. Due to these changes, the Company had no related compensation cost for our ESPP in 2011, and we recorded $814,000 and $900,000 of ESPP related compensation cost for 2010 and 2009, respectively. We issued approximately 442,000, 1,060,000 and 1,030,000 shares in 2011, 2010 and 2009, respectively, under our ESPP.

        Sale of Common Stock—During the year ended December 31, 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our then-outstanding senior secured reducing revolving credit facility.

        Repurchase Program—CIBER has had a common stock share repurchase program since 1999 that has been amended from time to time by our Board of Directors to increase the authorized shares available for repurchase. Under the most recent authorization in October 2009, the Board approved an additional $5 million for future repurchases of our common stock. At December 31, 2011, there was approximately $3.1 million remaining for future repurchases under this program, however, the Company is currently not permitted to make additional repurchases under the terms of our amended Senior Credit Facility.

        Shelf Registration Statements on Form S-4—At December 31, 2011, we have two effective registration statements on Form S-4, under which together approximately 13,469,000 shares of our common stock remain available. The shares available under either one of these registration statements may be used by CIBER from time to time in connection with future business combinations.

        Stock Purchase Rights—Pursuant to our Rights Agreement, dated August 31, 1998, CIBER, Inc. paid a dividend of one preferred stock purchase right (a "Right") for each outstanding share of CIBER, Inc. common stock ("Common Stock") on September 21, 1998. A Right is also attached to all shares of Common Stock issued after the dividend date. On May 2, 2008, we amended and restated our original Rights Agreement. Under the Amended Rights Agreement, each shareholder of the Company holds one Right for each share of Common Stock held. The Rights generally become exercisable only in the event that an acquiring party accumulates 15% or more of our outstanding Common Stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock of CIBER, Inc., par value $0.01, at a purchase price of thirty-seven dollars, subject to the conditions set forth in the Amended Rights Agreement. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

allow its holder to purchase Common Stock with a value equal to twice the exercise price of the Right. In the event that, after an acquiring party has accumulated 15% or more of our outstanding Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets, cash flow or earning power are sold, each unexercised Right (except for the Rights held by the acquiring party) would thereafter allow its holder to purchase stock of the acquiring company (or our Common Stock if it is the surviving company to the transaction) with a value equal to twice the purchase price of the Right. If the Rights were fully exercised, the shares issued would cause substantial dilution to the acquiring party or the shareholders of the acquiring company. The Amended Rights Agreement provides a period of time during which we may redeem the Rights, in whole or in part at a price of $0.001 per Right, such that this period will end on the earlier of (i) the tenth business day following the date a person or group becomes the beneficial owner of 15% or more of the Common Stock or (ii) the final expiration date of the Rights, which is May 2, 2018.

        Comprehensive Income (Loss)—Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders' equity. Comprehensive income (loss) includes net income plus changes in cumulative foreign currency translation adjustment and gains or losses on foreign subsidiary net investment hedges, net of taxes.

        The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Comprehensive income (loss):
Consolidated net income (loss)	$(67,232)	$(77,690)	$15,116
Gain (loss) on hedging activity, net of tax	284	(86)	(198)
Foreign currency translation adjustments	(7,946)	(11,462)	13,397

Comprehensive income (loss)	(74,894)	(89,238)	28,315
Comprehensive income (loss) attributable to noncontrolling interests	34	(546)	181

Comprehensive income (loss) attributable to CIBER, Inc.	$(74,928)	$(88,692)	$28,134

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

        The balance of "accumulated other comprehensive income" reflected on the Consolidated Balance Sheets was comprised of the following:

	Foreign Currency Translation	Hedge Loss	Total
	(In thousands)
Balance at January 1, 2010	$12,391	$(198)	$12,193
Change in foreign currency translation	(11,446)	—	(11,446)
Change in fair value of cash flow hedges, net of tax	—	(86)	(86)

Balance at December 31, 2010	945	(284)	661

Change in foreign currency translation	(7,951)	—	(7,951)
Change in fair value of cash flow hedge, net of tax	—	284	284

Balance at December 31, 2011	$(7,006)	$—	$(7,006)

        In 2011, 2010 and 2009, we had losses of $476,000, $481,000 and $479,000, respectively, on our interest rate swaps (cash flow hedges) that were reclassified to interest expense.

(14) Segment Information

        Our reportable segments are our operating divisions. Excluding discontinued operations, our operating divisions for 2011 consisted of International, North America and IT Outsourcing. Our International division provides a range of IT consulting services, including ERP software implementation, application development, systems integration and support services, with SAP-related solutions and services accounting for approximately 67% of its total revenue in 2011. Our North America division was formed at the beginning of 2011 through the combination of our former Custom Solutions division and substantially all of our former U.S. ERP division. This division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson. Our IT Outsourcing division offers outsourced enterprise infrastructure management solutions, including managed hosted infrastructure, end user service desk and desktop services, remote infrastructure management and application operations support. Beginning in 2011, the IT Outsourcing division also included our Technology Solutions Practice that provides IT infrastructure products. In addition to the combination of our former Custom Solutions and U.S. ERP divisions in early 2011, we made several other changes in 2011 that impacted the amounts we report for our divisions, which included moving certain practices between divisions and moving certain costs between corporate and our operating divisions. All 2010 and 2009 segment data has been adjusted to conform to the 2011 presentation. For 2012, we will be combining the operations of our IT Outsourcing division with our remaining two divisions.

        We evaluate our divisions' results of operations based on operating income before amortization of intangible assets. The accounting policies of our divisions are the same as those disclosed in the Summary of Significant Accounting Policies in Note 1, except for share-based compensation. Share-based compensation is not charged to operating divisions, but rather is recorded as part of our corporate expenses.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(14) Segment Information (Continued)

        Our International division had one client that accounted for 9% of total division revenue in 2011. Additionally, North America had two clients that accounted for 9% and 8% of total division revenue in 2011.

        The following presents financial information about our reporting segments:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
International	$471,034	$385,155	$349,834
North America	419,564	487,219	487,330
IT Outsourcing	94,717	88,968	86,224

Total segment revenues	985,315	961,342	923,388
Corporate/Inter-segment	(8,389)	(7,544)	(3,301)

Total revenues	$976,926	$953,798	$920,087

Operating income (loss):
International	$29,214	$19,842	$20,107
North America	8,541	30,710	36,553
IT Outsourcing	1,958	(518)	(1,123)

Total segment operating income	39,713	50,034	55,537
Corporate expenses	(31,343)	(36,800)	(26,337)
Unallocated expenses of discontinued operations	(538)	(1,068)	(1,004)

Earnings before interest, taxes and amortization	7,832	12,166	28,196
Goodwill impairment	(16,300)	(82,000)	—
Amortization of intangible assets	(1,534)	(3,213)	(4,674)

Total operating income (loss)	$(10,002)	$(73,047)	$23,522

Other information:
Total foreign revenue(1)	$500,202	$410,412	$367,301
Total foreign long-lived assets(2)	157,776	158,503	157,809

(1)
Represents sales to all foreign clients based on client locations.

(2)
This balance includes $138.6 million, $142.6 million and $142.8 million of goodwill and other intangible assets as of December 31, 2011, 2010 and 2009, respectively.

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(15) Supplemental Statement of Cash Flow Information

        Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Acquisitions:
Fair value of assets recorded, excluding cash	$—	$8,385	$5,279
Liabilities reversed (recorded)	895	(4,805)	(949)

Cash paid for acquisitions, net of cash acquired	$895	$3,580	$4,330

Supplemental investing and financing activities:
Cash paid for interest	$7,272	$6,639	$5,673
Cash paid for income taxes, net	8,616	2,825	1,419

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(16) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)	Total
	(In thousands, except per share amounts)
Year ended December 31, 2011
Revenues	$254,913	$240,987	$242,165	$238,861	$976,926
Gross profit	65,767	49,578	61,186	61,938	238,469
Operating income (loss) from continuing operations	6,594	(27,487)	5,856	5,035	(10,002)
Net income (loss) from continuing operations	3,296	(58,973)	1,380	2,192	(52,105)
Income (loss) from discontinued operations, net of income tax	900	708	1,784	(18,519)	(15,127)
Net income (loss) attributable to CIBER, Inc.	4,123	(58,373)	3,140	(16,151)	(67,261)
Basic and diluted earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$0.05	$(0.82)	$0.02	$0.03	$(0.73)
Discontinued operations	0.01	0.01	0.02	(0.25)	(0.21)

Basic and diluted earnings (loss) per share attributable to CIBER, Inc.	$0.06	$(0.81)	$0.04	$(0.22)	$(0.94)

Year ended December 31, 2010
Revenues	$232,673	$232,940	$236,970	$251,215	$953,798
Gross profit	59,879	59,780	59,227	60,277	239,163
Operating income (loss) from continuing operations	6,590	(82,081)	6,129	(3,685)	(73,047)
Net income (loss) from continuing operations	3,125	(59,968)	2,900	(1,593)	(55,536)
Income (loss) from discontinued operations, net of income tax	175	(21,094)	464	(1,699)	(22,154)
Net income (loss) attributable to CIBER, Inc.	3,525	(80,773)	3,402	(3,314)	(77,160)
Basic and diluted earnings (loss) per share attributable to CIBER, Inc.:
Continuing operations	$0.05	$(0.86)	$0.04	$(0.02)	$(0.79)
Discontinued operations	—	(0.30)	0.01	(0.03)	(0.32)

Basic and diluted earnings (loss) per share attributable to CIBER, Inc.	$0.05	$(1.16)	$0.05	$(0.05)	$(1.11)

(1)
During the second quarters of 2011 and 2010, we recorded goodwill impairment charges of $16.3 million and $82.0 million, respectively, to write-down the goodwill associated with certain segments in our continuing operations. The goodwill impairment charges in our results from continuing operations resulted in a $4.5 million and a $22.6 million deferred tax benefit in the second quarters of 2011 and 2010, respectively. Additionally, during the second quarter of 2011, we incurred a $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets. During the second quarter of 2010, we also recorded a $30.0 million goodwill impairment charge for our Federal division, which resulted in a deferred tax benefit of $8.3 million, which is reflected in the loss from discontinued operations during that

CIBER, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(16) Selected Quarterly Financial Information (Unaudited) (Continued)

  period. For more information about the goodwill impairment charges and the deferred tax asset valuation allowance, please refer to Note 8 and Note 11, respectively.

(2)
During the fourth quarter of 2011, we recorded a goodwill impairment charge of $27.4 million and a related $7.5 million deferred tax benefit associated with the Federal division, which is reflected in the loss from discontinued operations during that period. For more information about the goodwill write-down, please refer to Note 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures—During the fiscal period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). CIBER's internal control systems were designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The attestation report on our internal control over financial reporting as of December 31, 2011, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

        Changes in Internal Controls—There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        We continue to monitor the effectiveness of our internal controls and make necessary modifications to our processes and testing as appropriate on an on-going basis.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CIBER, Inc.

        We have audited CIBER, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 12, 2012

Item 9B.    Other Information

        We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 2.01, "Completion of Acquisition or Disposition of Assets." On March 9, 2012, CIBER completed the sale of substantially all of the assets of its Federal Division to CRGT Inc., a Maryland corporation ("Buyer"), pursuant to the Asset Purchase Agreement, dated January 21, 2012 (the "Purchase Agreement"), by and between Buyer and CIBER. As consideration for the acquisition, Buyer paid to CIBER $40 million in cash, subject to certain post-closing working capital and other adjustments, and assumed certain liabilities of CIBER, including certain liabilities relating to the Federal Division.

        The foregoing description of the disposition of the Federal Division does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which was filed with the SEC on January 23, 2012, in a current report on Form 8-K and is incorporated by reference as Exhibit 2.1 to this Annual Report on Form 10-K.

        We have presented the Federal Division as discontinued operations in our audited consolidated financial statements included in this Annual Report on Form 10-K.

        In addition, we are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 1.01, "Entry into a Material Definitive Agreement." On March 9, 2012, CIBER entered into a Letter Agreement (the "Letter Agreement") with Buyer, to amend certain terms of the Purchase Agreement. The Letter Agreement provides for, among other things, a method of delivery for certain third-party consents after the closing of the transactions contemplated by the Purchase Agreement. Additionally, the Letter Agreement provides for specific indemnification with respect to certain third-party consents not obtained by the closing, amends certain other indemnification terms in the Purchase Agreement and sets forth various provisions related to employee costs.

        The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreement, which is filed as Exhibit 10.30 to this Annual Report on Form 10-K.

Part III

        The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2012 Annual Meeting of Shareholders scheduled for May 9, 2012 (the "2012 Proxy Statement"), within 120 days after December 31, 2011, and certain information included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

        We have a Code of Business Conduct and Ethics (the "Code") that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code can be found on our website at http://www.ciber.com. We also have Corporate Governance Guidelines and charters for the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors. These Guidelines and Charters can also be found on our website. Any amendments or waivers to our Code will be disclosed as necessary on our website. Additionally, copies of our Code and Corporate Governance Guidelines, as well as the Charters for the various Committees of the Board of Directors are available in print, free of charge, to any shareholder that requests them.

        As required by Section 303A.12(a) of the Listed Company Manual of the New York Stock Exchange ("NYSE"), the Company has filed with the NYSE the chief executive officer's annual certification regarding compliance with the NYSE's corporate governance listing standards. Additionally, the Company's chief executive officer and chief financial officer certifications required by Section 302 of the Sarbanes-Oxley Act are included as Exhibits 31.1 and 31.2 in this Annual Report on Form 10-K.

        The additional information required by this item is incorporated by reference from the sections captioned "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance Practices" in CIBER's 2012 Proxy Statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the sections captioned "Executive Compensation" and "Corporate Governance Practices" in CIBER's 2012 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2011, regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by shareholders	7,986,408	(2)	$5.44	6,325,337	(3)
Equity compensation plans/arrangements not approved by shareholders	2,290,742	(4)	$4.17	—

Total	10,277,150			6,325,337

(1)
Excludes securities reflected in 1st column.

(2)
Consists of 6,792,367 stock options with a weighted average exercise price of $5.44 and 1,194,041 restricted stock units.

(3)
Includes 5,853,491 shares remaining available for future grants at December 31, 2011, under our 2004 Incentive Plan, plus 471,846 shares available for future sales to employees under our Employee Stock Purchase Plan.

(4)
Represents 2,097,679 options and 140,000 restricted stock units issued under our Inducement Plan and 53,063 options issued under the SCB Employee Inducement Award Plan. The options have a weighted average exercise price of $4.17.

        The additional information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CIBER's 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Party Transactions" and "Corporate Governance Practices" in CIBER's 2012 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the section captioned "Independent Registered Public Accounting Firm" in CIBER's 2012 Proxy Statement.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)    Financial Statements

    The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets—December 31, 2011 and 2010
Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
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

CIBER, Inc.
Date: March 12, 2012	By:	/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2012
/s/ CLAUDE J. PUMILIA Claude J. Pumilia	Chief Financial Officer, Executive Vice President, and Treasurer (Principal Financial Officer)	March 12, 2012
/s/ CHRISTOPHER L. LOFFREDO Christopher L. Loffredo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2012
/s/ PAUL A. JACOBS Paul A. Jacobs	Chairman of the Board and Director	March 12, 2012
/s/ JEAN-FRANCOIS HEITZ Jean-Francois Heitz	Director	March 12, 2012
/s/ STEPHEN S. KURTZ Stephen S. Kurtz	Director	March 12, 2012
/s/ KURT J. LAUK Kurt J. Lauk	Director	March 12, 2012

Signature	Title	Date

/s/ ARCHIBALD J. MCGILL Archibald J. McGill	Director	March 12, 2012
/s/ JAMES C. SPIRA James C. Spira	Director	March 12, 2012
/s/ BOBBY G. STEVENSON Bobby G. Stevenson	Founder and Director	March 12, 2012

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Date Filed
2.1		Asset Purchase Agreement by and between CIBER, Inc. and CRGT Inc., dated January 21, 2012	8-K	001-13103	1/23/2012
3.1		Restated Certificate of Incorporation of CIBER, Inc.	10-Q	001-13103	11/7/2005
3.2
		Amended and Restated Bylaws of CIBER, Inc., as adopted February 15, 2001; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted February 18, 2003; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted May 3, 2005; Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted February 25, 2009	10-K	001-13103	3/5/2009
3.3		Amendment to the Amended and Restated Bylaws of CIBER, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
4.1		Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2		First Amended and Restated Rights Agreement, dated as of May 2, 2008, between CIBER, Inc. and Wells Fargo Bank, National Association.	8-A/A	001-13103	5/2/2008
10.1	*	1989 CIBER, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2	*	Form of CIBER, Inc. Non-Employee Directors' Stock Option Plan	S-1	33-74774	2/2/1994
10.3	*	CIBER, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.4	*	CIBER, Inc. Non-Employee Directors' Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.5	*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.6	*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.7	*	CIBER, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.8	*	CIBER, Inc. 2004 Incentive Plan, as amended May 18, 2011	8-K	001-13103	6/17/2011
10.9	*	CIBER, Inc. Employee Stock Purchase Plan, as amended and restated May 4, 2009	S-8	333-159635	6/1/2009

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Date Filed
10.10		Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated August 20, 2009	8-K	001-13103	8/20/2009
10.11		Security and Pledge Agreement, by and among CIBER, Inc. and certain subsidiaries of CIBER, Inc., in favor of Bank of America, N.A., in its capacity as administrative agent, dated August 20, 2009	8-K	001-13103	8/20/2009
10.12
		First Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated February 18, 2010	8-K	001-13103	2/22/2010
10.13	*	Employment Agreement, dated July 1, 2010, between CIBER, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.14	*	CIBER Non-Qualified Option Agreement, dated July 1, 2010, between CIBER, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.15
		Second Amendment to Amended and Restated Credit Agreement and Waiver, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lender parties thereto, dated August 2, 2010	8-K	001-13103	8/5/2010
10.16	*	Description of Board of Director Compensation Program	8-K	001-13103	11/12/2010
10.17
		Third Amendment to Amended and Restated Credit Agreement and Waiver, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated February 18, 2011	8-K	001-13103	2/22/2011
10.18	*	Form of Employment and Confidentiality Agreement (Executive Vice Presidents)	10-K	001-13103	2/25/2011
10.19	*	Form of Employment and Confidentiality Agreement (Senior Vice Presidents)	10-K	001-13103	2/25/2011
10.20	*	Form of Employment and Confidentiality Agreement (Vice Presidents)	10-K	001-13103	2/25/2011
10.21	*	Employment Agreement dated March 7, 2011 between CIBER, Inc. and Claude J. Pumilia	8-K	001-13103	3/10/2011

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Date Filed
10.22	*	Executive Transition Agreement dated March 7, 2011 between CIBER, Inc. and Peter H. Cheesbrough	8-K	001-13103	3/10/2011
10.23	*	CIBER Notice of Grant of Stock Options and Non-Qualified Option Agreement, dated April 4, 2011, between CIBER, Inc. and Claude J. Pumilia	8-K	001-13103	4/6/2011
10.24	*	CIBER Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement, dated April 4, 2011, between CIBER, Inc. and Claude J. Pumilia	8-K	001-13103	4/6/2011
10.25	*	Letter Agreement, effective as of June 16, 2011, between CIBER, Inc. and Bobby G. Stevenson	8-K	001-13103	6/17/2011
10.26
		Waiver and Fourth Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated July 28, 2011	8-K	001-13103	8/3/2011
10.27
		Fifth Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated October 31, 2011	10-Q	001-13103	11/3/2011
10.28
		Consent to Sale and Sixth Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated January 21, 2012	8-K	001-13103	1/23/2012
10.29	*	Employment Agreement dated October 19, 2011 between CIBER, Inc. and Thomas Johannes Cornelis Van Den Berg		Filed herewith
10.30	**	Letter Agreement by and between CIBER, Inc. and CRGT Inc., dated March 9, 2012		Filed herewith
21.1		List of Subsidiaries of CIBER, Inc.		Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm		Filed herewith
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Date Filed
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1		Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2		Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	***	XBRL Instance Document		Furnished
101.SCH	***	XBRL Taxonomy Extension Schema Document		Furnished
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document		Furnished
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

*
Indicates a management contract or compensatory plan or arrangement.

**
The annexes and schedules to the Letter Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the annexes and Schedules to the U.S. Securities and Exchange Commission upon request.

***
In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be "furnished" and not "filed."