Form 10-Q
period 2012-03-31
CIBER INC
filed 2012-05-08
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 72,848,769 shares of the registrant’s Common Stock outstanding as of March 31, 2012.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES
Consulting services	$228,121	$243,557
Other revenue	12,897	11,356
Total revenues	241,018	254,913

OPERATING EXPENSES
Cost of consulting services	173,873	182,663
Cost of other revenue	8,592	6,483
Selling, general and administrative	51,350	58,541
Amortization of intangible assets	164	632
Total operating expenses	233,979	248,319

OPERATING INCOME FROM CONTINUING OPERATIONS	7,039	6,594

Interest income	197	56
Interest expense	(1,829)	(1,492)
Other expense, net	(581)	(785)

Income from continuing operations before income taxes	4,826	4,373
Income tax expense	3,986	1,077

Net income from continuing operations	840	3,296
Income from discontinued operations, net of income tax	363	900

CONSOLIDATED NET INCOME	1,203	4,196
Net income attributable to noncontrolling interests	60	73

NET INCOME ATTRIBUTABLE TO CIBER, INC.	$1,143	$4,123

Basic and diluted earnings per share attributable to CIBER, Inc.:
Continuing operations	$0.01	$0.05
Discontinued operations	0.01	0.01
Basic and diluted earnings per share attributable to CIBER, Inc.	$0.02	$0.06

Weighted average shares outstanding:
Basic	72,735	70,936
Diluted	73,342	72,091

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Consolidated net income	$1,203	$4,196
Gain on hedging activity, net of tax	—	55
Foreign currency translation adjustments	7,788	11,549
Comprehensive income	8,991	15,800
Comprehensive income attributable to noncontrolling interests	60	78
Comprehensive income attributable to CIBER, Inc.	$8,931	$15,722

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$30,328	$65,567
Accounts receivable, net of allowances of $1,205 and $1,422, respectively	197,943	182,359
Prepaid expenses and other current assets	30,698	25,700
Deferred income taxes	2,567	3,302
Current assets of discontinued operations	—	20,382
Total current assets	261,536	297,310

Property and equipment, net of accumulated depreciation of $68,640 and $64,929, respectively	24,949	26,845
Goodwill	280,188	275,504
Other intangible assets, net	502	649
Other assets	8,361	6,900
Long-term assets of discontinued operations	—	17,862

TOTAL ASSETS	$575,536	$625,070

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$400	$25,571
Accounts payable	29,549	35,112
Accrued compensation and related liabilities	55,781	60,124
Deferred revenue	21,713	22,308
Income taxes payable	9,184	8,613
Other accrued expenses and liabilities	41,815	45,454
Current liabilities of discontinued operations	—	7,310
Total current liabilities	158,442	204,492

Long-term debt	22,587	41,380
Deferred income taxes	18,859	15,462
Other long-term liabilities	7,929	6,729
Total liabilities	207,817	268,063

Commitments and contingencies

Equity:
CIBER, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 1,639 and 1,919 shares, respectively	(9,389)	(10,998)
Additional paid-in capital	331,426	330,088
Retained earnings	44,254	44,337
Accumulated other comprehensive income (loss)	782	(7,006)
Total CIBER, Inc. shareholders’ equity	367,818	357,166
Noncontrolling interests	(99)	(159)
Total equity	367,719	357,007

TOTAL LIABILITIES AND EQUITY	$575,536	$625,070

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total Equity
BALANCES AT JANUARY 1, 2012	74,487	$745	(1,919)	$(10,998)	$330,088	$44,337	$(7,006)	$(159)	$357,007
Consolidated net income	—	—	—	—	—	1,143	—	60	1,203
Foreign currency translation	—	—	—	—	—	—	7,788	—	7,788
Treasury shares issued under employee share plans	—	—	280	1,609	—	(1,226)	—	—	383
Share-based compensation	—	—	—	—	1,338	—	—	—	1,338
BALANCES AT MARCH 31, 2012	74,487	$745	(1,639)	$(9,389)	$331,426	$44,254	$782	$(99)	$367,719

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,203	$4,196
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Income from discontinued operations	(363)	(900)
Depreciation	2,836	2,845
Amortization of intangible assets	164	632
Deferred income tax expense (benefit)	1,064	(2,859)
Provision for doubtful receivables	(313)	584
Share-based compensation expense	1,338	1,028
Change in value of contingent consideration	219	810
Amortization of debt costs	688	344
Other, net	119	5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,624)	4,018
Other current and long-term assets	(1,882)	(2,090)
Accounts payable	(6,145)	(17,753)
Accrued compensation and related liabilities	(5,987)	(2,649)
Other current and long-term liabilities	(4,605)	(5,051)
Income taxes payable/refundable	465	1,283
Cash used in operating activities — continuing operations	(22,823)	(15,557)
Cash used in operating activities — discontinued operations	(1,996)	(1,295)
Cash used in operating activities	(24,819)	(16,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(882)	(3,736)
Cash used in investing activities — continuing operations	(882)	(3,736)
Cash provided by (used in) investing activities — discontinued operations	31,461	(21)
Cash provided by (used in) investing activities	30,579	(3,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	93,899	107,842
Payments on long-term debt	(137,886)	(107,878)
Employee stock purchases and options exercised	383	3,593
Credit facility fees paid	(175)	(190)
Other, net	—	315
Cash provided by (used in) financing activities — continuing operations	(43,779)	3,682
Effect of foreign exchange rate changes on cash and cash equivalents	2,780	5,178
Net decrease in cash and cash equivalents	(35,239)	(11,749)
Cash and cash equivalents, beginning of period	65,567	69,329
Cash and cash equivalents, end of period	$30,328	$57,580

See accompanying notes to unaudited consolidated financial statements.

CIBER, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIBER, Inc. and its subsidiaries (together, “CIBER,” “the Company,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Other Expense, Net — Other expense, net consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Foreign exchange losses, net	$(615)	$(178)
Change in fair value of acquisition-related contingent consideration	—	(620)
Other	34	13
Other expense, net	$(581)	$(785)

Recently Adopted Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends the disclosure requirements for the presentation of comprehensive income.  This guidance, effective retrospectively for interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income.  We have included a Consolidated Statement of Comprehensive Income in our first quarter financial statements.  Other than the change in presentation, the adoption of this accounting guidance had no impact on our consolidated financial statements.

(2) Discontinued Operations

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  Based upon our current estimates of related working capital, we estimate the total cash proceeds will be approximately $39 million and we expect to finalize these calculations with CRGT during the second quarter of 2012.  We received net cash of approximately $35 million from the buyer in March 2012.  We have recorded a preliminary gain on sale of $0.9 million, which is net of estimated transaction costs of $3.8 million and estimated lease exit costs of $1.6 million related to certain Federal division office space we vacated.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.  The 2012 results of operations for the Federal division included in the following table relate to the period ended March 9, 2012.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total revenues	$17,644	$27,537
Operating expenses	17,911	26,390
Operating income (loss) from discontinued operations	(267)	1,147
Interest and other expense	90	122
Income (loss) from discontinued operations before income taxes	(357)	1,025
Income tax expense	—	125
Income (loss) from discontinued operations, net of income taxes	(357)	900
Gain on sale	920	—
Income tax expense	200	—
Gain on sale, net of income taxes	720	—
Total income from discontinued operations, net of income taxes	$363	$900

Effective with the sale, the ongoing operations and cash flows of the Federal division were removed from the operations of our Company.  However, we have retained certain historical accounts receivable as well as certain liabilities, and accordingly, any adjustments to such items will be recorded through our results of operations in future periods.

(3) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income from continuing operations	$840	$3,296
Net income attributable to noncontrolling interests	60	73
Net income attributable to CIBER, Inc. from continuing operations	780	3,223
Income from discontinued operations, net of income tax	363	900
Total net income attributable to CIBER, Inc.	$1,143	$4,123

Denominator:
Basic weighted average shares outstanding	72,735	70,936
Dilutive effect of employee stock plans	607	1,155
Diluted weighted average shares outstanding	73,342	72,091

Basic and diluted earnings per share attributable to CIBER, Inc.:
Continuing operations	$0.01	$0.05
Discontinued operations	0.01	0.01
Basic and diluted earnings per share attributable to CIBER, Inc.	$0.02	$0.06

Anti-dilutive securities omitted from the calculation	7,853	5,637

Dilutive securities, including stock options and restricted stock units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss or when stock options have an exercise price that is greater than the average market price of CIBER common stock during the period.

(4) Borrowings

On May 7, 2012, we entered into a Credit Agreement (the “Credit Agreement”) among CIBER, as United States (“U.S.”) borrower, certain of our United Kingdom and Dutch subsidiaries (the “U.K. Dutch Borrowers”), certain of our German subsidiaries (the “German Borrowers”), Wells Fargo Bank, N.A., as administrative agent (“Wells Fargo”), and the other lenders from time to time party thereto.  The Credit Agreement replaced our previous credit agreement and refinanced all amounts outstanding thereunder.

The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to CIBER (the “Term Loan”).  The total available borrowing base on May 7, 2012, was $60 million.  The ABL Facility matures on May 7, 2017, and the Term Loan matures on November 7, 2013.  The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting on October 31, 2012, with the balance due at maturity of the Term Loan.

The ABL Facility contains sub-facilities for (i) a revolving line of credit in favor of the U.K. Dutch Borrowers providing for borrowings in Euros or Great Britain Pounds of up to the equivalent of $20 million (the “U.K. Dutch Revolver”), (ii) a revolving line of credit in favor of the German Borrowers providing for borrowings in Euros of up to the equivalent of $10 million (the “German Revolver”), (iii) letters of credit of up to $6.7 million, and (iv) shorter term swingline loans of up to $10 million.  The ABL Facility may be increased from time to time by us upon the satisfaction of certain conditions, including obtaining additional lender commitments for such increase, by up to an aggregate of $25 million.

The obligations of CIBER under the Credit Agreement are guaranteed by our U.S. subsidiaries and secured by substantially all the assets of CIBER and such subsidiaries.  The obligations of the U.K. Dutch Borrowers and the German Borrowers under the Credit Agreement are guaranteed by us and all our material U.S., Dutch and British subsidiaries, and secured by substantially all the assets of CIBER and such subsidiaries.

The Term Loan accrues interest at an annual rate of 12.0%.  The ABL Facility accrues interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points.  Borrowings under the U.K. Dutch Revolver and the German Revolver accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points and certain fees related to compliance with European banks and regulators.  The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default.  We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility.  In the case of the ABL Facility, the applicable margin and unused line fee is determined according to the amount of unused borrowing capacity under the ABL Facility.

If we terminate the Credit Agreement within one year of the date of the Credit Agreement we must pay a prepayment fee equal to 1% of the amount of the ABL Facility plus the amount outstanding under the Term Loan.  Otherwise, loans under the Credit Agreement may be prepaid, in whole or in part, without premium or penalty.  In addition, the Credit Agreement contains certain mandatory prepayment provisions.  Subject to certain exceptions and conditions, we may be required to prepay the Term Loan with the net cash proceeds received from certain events, including, receipt of proceeds from a disposition of assets, a judgment or settlement, the issuance of indebtedness or the issuance of common stock or other equity interests.  In addition, a mandatory prepayment of the Term Loan is required on an annual basis in an amount equal to 50% of any excess cash flow (as defined in the Credit Agreement) less the amount of any other prepayments made that year.  The ABL Facility or any sub-facility must be prepaid to the extent that borrowings under such facility exceed the maximum availability under the ABL Facility or the applicable sub-facility.

The Credit Agreement includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month “EBITDA,” which starts at $39.2 million for April 2012, decreases over seven months to $27.6 million for November and December of 2012 and then increases over ten months to $41.4 million for October 2013; (ii) a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0; and (iii) a maximum trailing 12-month leverage ratio, which starts at 1.1 to 1.0 for April 2012, decreases over five months to 1.6 to 1.0 for September through November of 2012 and increases over 11 months to 1.0 to 1.0 for October 2013.  We are required to be in compliance with the financial covenants at the end of each calendar month until the Term Loan is repaid in full.  We are also required to be in compliance with the minimum fixed charge coverage ratio after the

Term Loan is repaid in full if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility.  We must then continue to comply with the minimum fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time.  Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days.  In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the U.K. Dutch Borrowers and the German Borrowers and will automatically apply such amounts to the ABL Facility on a daily basis.  As a result, any borrowings that will be outstanding subject to the banks’ dominion, will be classified as a current liability on our balance sheet.

The Credit Agreement generally contains customary events of default for credit facilities of this type, including nonpayment, material inaccuracy of representations and warranties, violation of covenants, default of certain other agreements or indebtedness, bankruptcy, material judgments, invalidity of the Credit Agreement or related agreements, and a change of control.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

In connection with the Credit Agreement, we estimate that we will incur debt issuance costs of approximately $3 million that will be capitalized and recorded as interest expense over the terms of the borrowing arrangements.

(5) Income Taxes

Current period U.S. and foreign income (loss) before income taxes and income tax expense were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(4,331)	$(3,373)
Foreign	9,157	7,746
Total	$4,826	$4,373

Income tax expense (benefit):
U.S.	$1,388	$(593)
Foreign	2,598	1,670
Total	$3,986	$1,077

Beginning in the second quarter of 2011, due to our recent history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Additionally, irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization.

(6) Segment Information

Our reportable segments are our operating divisions.  At the beginning of 2012, we combined the operations of our former IT Outsourcing division with our International and North America divisions and changed our reporting to our chief operating decision maker.  Our International division provides a range of IT consulting services, including ERP software implementation, application development, and systems integration and support services, with a significant emphasis on SAP-related solutions and services.  Our North America division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson.  In 2012, we also began sharing the costs of our India global solutions center with both our International and North America divisions, whereas in previous years, our India operations had been reported as part of our North America division with services provided to our International division recorded as inter-segment revenues.  All 2011 segment data has been adjusted to conform to the 2012 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
International	$122,749	$121,260
North America	119,353	133,562
Other	771	858
Inter-segment	(1,855)	(767)
Total revenues	$241,018	$254,913

Operating income from continuing operations:
International	$8,412	$7,276
North America	5,635	7,463
Other	50	152
Corporate expenses	(6,652)	(7,510)
Unallocated expenses of discontinued operations	(242)	(155)
Earnings before interest, taxes and amortization	7,203	7,226
Amortization of intangible assets	(164)	(632)
Total operating income from continuing operations	$7,039	$6,594

(7) Contingencies

We are involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business.  Although the outcome of such matters is not predictable, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Notwithstanding the foregoing, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as CIBER AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft; however, certain of those former minority shareholders challenged the adequacy of the buy-out consideration in a German court.  The court appointed independent experts have evaluated the consideration and claims of the minority shareholders and on April 27, 2012, CIBER filed a brief on its positions with respect to the evaluation.  At this time, we are unable to predict the outcome of these proceedings, although, if the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration, as well as the costs associated with these proceedings.

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including CIBER.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in state court in New Orleans, which was concluded in 2009 when CIBER settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  CIBER is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  In July 2011, the Court granted CIBER’s motion to dismiss Plaintiffs’ unfair trade practices, trade secret, fraud and unjust enrichment claims, but not the state law conspiracy claim.  On April 30, 2012, the Court granted CIBER’s motion to dismiss the Plaintiffs’ antitrust and civil RICO claims.  CIBER is not certain at this point if the Plaintiffs will attempt to pursue the remaining state law claims in state court or a federal court appeal or what claims, if any, may survive in the future.

On October 28, 2011, a putative securities class action lawsuit, Weston v. CIBER, Inc. et al., was filed in the United States District Court for the District of Colorado against CIBER, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia and former CFO Peter H. Cheesbrough (the “Class Action”).  The Class Action purports to have been filed on behalf of all holders of CIBER common stock between December 15, 2010 and August 3, 2011 by alleged stockholder and plaintiff, Burt Weston.  The Class Action generally alleges that defendants CIBER, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the “Class Action Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5.  Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011.  The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act.  Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of CIBER within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company.  The Class Action seeks, among other things:  (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper.  The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012.  Lead Plaintiffs filed an amended complaint in early April 2012.  The Class Action Defendants expect to respond to the consolidated complaint in early May.  The Company believes that the Class Action is without merit and intends to defend against it vigorously.  There can, however, be no assurance of the outcome of these actions.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and CIBER’s current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  CIBER is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) various corporate therapeutics; (3) restitution for the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted CIBER’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  CIBER anticipates filing a motion to dismiss.  If that motion is denied, the Court will require a scheduling conference within 72 hours of the ruling on the motion to dismiss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.  References to “we,” “our,” “us,” “the Company” or “CIBER” in this Quarterly Report on Form 10-Q refer to CIBER, Inc. and its subsidiaries.

We use the phrase “in local currency” to indicate that we are comparing certain financial results after removing the impact of foreign currency exchange rate fluctuations, thereby allowing for the comparison of business performance between periods.  Financial results “in local currency” are calculated by restating current period activity into U.S. dollars using the comparable prior year period’s foreign currency exchange rates.  This approach is used for all results where the functional currency is not the U.S. dollar.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Forward-looking statements are based on assumptions as to future events that may not prove to be accurate.  Risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to:

•                  Our results of operations may be adversely affected if we are unable to execute on the key elements of our strategic plan.

•                  Our results of operations can be adversely affected by economic conditions and the impacts of economic conditions on our clients’ operations and technology spending.

•                  Termination of a contract by a significant client and/or cancellation with short notice could adversely affect our results of operations.

•                  The IT services industry, in the U.S. and internationally, is highly competitive, with increased focus on offshore capability and we may not be able to compete effectively.

•                  Our new Credit Agreement, an asset-based and term loan facility, limits our operational and financial flexibility; we also face the need to comply with covenants in our Credit Agreement.

•                  We may experience declines in revenue and profitability if we do not accurately estimate the cost of engagements conducted on a fixed-price basis.

•                  Our business could be adversely affected if our clients are not satisfied with our services, and we could face damage to our professional reputation and/or legal liability.

•                  If we are not able to anticipate and keep pace with rapid changes in technology, our business will be negatively affected.

•                  Our international operations are susceptible to different financial and operational risks than our domestic operations.

•                  We intend to increase our presence in India, which may expose us to operational risks.

•                  Our revenues, operating results and profitability will vary from quarter to quarter, which may impact our ability to comply with our debt covenants, and may also result in increased volatility in the price of our stock.

•                  A data security or privacy breach could adversely affect our business.

•                  If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

•                  Our future success depends on our ability to continue to retain and attract qualified sales, delivery and technical employees.

•                  We could incur additional losses due to further impairment in the carrying value of our goodwill.

•                  We depend on contracts with various state and local government agencies for a significant portion of our revenue and, if the spending policies or budget priorities of these agencies change, we could lose revenue.

•                  Unfavorable government audits could require us to adjust previously reported operating results, to forego anticipated revenue and subject us to penalties and sanctions.

•                  Our services or solutions could infringe upon the intellectual property rights of others, or we might lose our ability to utilize rights we claim in intellectual property or the intellectual property of others.

•                  We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of CIBER or limit the price investors might be willing to pay for our stock, thus affecting the market price of our securities.

For a more detailed discussion of these factors, see the information under the “Risk Factors” heading in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed with or furnished to the Securities and Exchange Commission.  We undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

CIBER is a provider of information technology (“IT”), business consulting and outsourcing services.  We serve a variety of clients, including Global 2000 blue-chip companies, governmental agencies and educational institutions.  We solve complex IT and business issues across growing industries like energy and utilities, telecommunications, retail, healthcare, financial services, entertainment and manufacturing.  Our offerings are focused around a set of core competencies which include: Application Development and Management (“ADM”), Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”), Business Intelligence and Data Warehousing, Managed Services, Testing and Quality Assurance, Mobility Services and Digital Marketing.  We combine local, on-site account management with a global delivery model to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources.  To a lesser extent, we also resell certain IT hardware and software products.

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc.  The Federal division is reported as a discontinued operation for all periods in this Quarterly Report on Form 10-Q.  At the beginning of 2012, we combined the operations of our former IT Outsourcing division with our International and North America divisions and changed our reporting to our chief operating decision maker.  Our International division provides a range of IT consulting services, including ERP software implementation, application development, and systems integration and support services, with a significant emphasis on SAP-related solutions and services.  Our North America division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson.  In 2012, we also began sharing the costs of our India global solutions center with both our International and North America divisions, whereas in previous years, our India operations had been reported as part of our North America division with services provided to our International division recorded as inter-segment revenues.  All 2011 segment data has been adjusted to conform to the 2012 presentation.

Representing approximately half of our consolidated revenues, our International division operates primarily in Western Europe. These operations transact business in the local currencies of the countries in which they operate.  In recent years, generally 60% to 70% of our International division’s revenue has been denominated in Euros, 10% to 15% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

The market demand for CIBER’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  In the last three to four years, economic recession and volatile economic conditions have negatively impacted many of our existing and prospective clients and caused fluctuations in their IT spending behaviors.  In 2011, economic conditions began to have a greater negative impact on clients in a number of our International division’s territories.  The pace of technological advancement, as well as changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide.

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

Discontinued Operations

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  Based upon our current estimates of related working capital, we estimate the total cash proceeds will be approximately $39 million and we expect to finalize these calculations with CRGT during the second quarter of 2012.  We received net cash of approximately $35 million from the buyer in March 2012.  We have recorded a preliminary gain on sale of $0.9 million, which is net of estimated transaction costs of $3.8 million and estimated lease exit costs of $1.6 million related to certain Federal division office space we vacated.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations. The 2012 results of operations for the Federal division included in the following table relate to the period ended March 9, 2012.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total revenues	$17,644	$27,537
Operating expenses	17,911	26,390
Operating income (loss) from discontinued operations	(267)	1,147
Interest and other expense	90	122
Income (loss) from discontinued operations before income taxes	(357)	1,025
Income tax expense	—	125
Income (loss) from discontinued operations, net of income taxes	(357)	900
Gain on sale	920	—
Income tax expense	200	—
Gain on sale, net of income taxes	720	—
Total income from discontinued operations, net of income taxes	$363	$900

Effective with the sale, the ongoing operations and cash flows of the Federal division were removed from the operations of our Company.  However, we have retained certain historical accounts receivable as well as certain liabilities, and accordingly, any adjustments to such items will be recorded through our results of operations in future periods.

Results of Operations — Comparison of the Three Months Ended March 31, 2012 and 2011

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2012		2011
	(Dollars in thousands)
Consulting services	$228,121	94.6%	$243,557	95.5%
Other revenue	12,897	5.4	11,356	4.5
Total revenues	$241,018	100.0%	$254,913	100.0%

Gross profit - consulting services	$54,248	23.8%	$60,894	25.0%
Gross profit - other revenue	4,305	33.4	4,873	42.9
Gross profit - total	58,553	24.3	65,767	25.8

SG&A costs	51,350	21.3	58,541	23.0
Amortization of intangible assets	164	0.1	632	0.2
Operating income from continuing operations	7,039	2.9	6,594	2.6

Interest income	197	0.1	56	—
Interest expense	(1,829)	(0.8)	(1,492)	(0.6)
Other expense, net	(581)	(0.2)	(785)	(0.3)

Income from continuing operations before income taxes	4,826	2.0	4,373	1.7
Income tax expense	3,986	1.7	1,077	0.4
Net income from continuing operations	$840	0.3%	$3,296	1.3%

Net income from continuing operations attributable to CIBER	$780	0.3%	$3,223	1.3%

Revenues.  For the three months ended March 31, 2012, total revenues decreased $13.9 million, or 5% in U.S. dollars and decreased $9.7 million, or 4% in local currency as compared with the three months ended March 31, 2011.  International division revenues improved as current period revenue growth in local currency was mostly offset by the impact of unfavorable currency rates.  The International revenue improvement was more than offset by decreased North America revenues as sales of new projects or additional work from existing clients have not been sufficient enough to offset attrition.

Revenue by segment from continuing operations was as follows:

	Three Months Ended March 31,
	2012	2011	% change
	(In thousands)
International	$122,749	$121,260	1.2%
North America	119,353	133,562	(10.6)
Other	771	858	n/m
Inter-segment	(1,855)	(767)	n/m
Total revenues	$241,018	$254,913	(5.5)%

n/m = not meaningful

•                  International revenues improved 1% overall and 5% in local currency as the softer European economy caused revenue results to vary considerably by territory.  Improvements were led by territories such as the U.K., Norway and Germany with continued strong demand for IT services and where we have been successful at providing certain technology-specific and/or vertical-specific services.  The continued strength of revenue growth in these territories offset declines that were predominately related to client-specific issues, which in certain cases were driven by economic concerns, and included several canceled, delayed or completed projects.  The ongoing impact from certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressure on service providers also affected International revenues.  One of our largest clients accounted for 6% of consolidated revenues and 9% of the International division’s revenues in 2011.  As a result of a bidding process the client conducted, we were notified that our status changed to secondary provider from primary provider.  The level of overall services we provided to this client increased in 2011 as compared with 2010; however, during the second half of 2011 this client began cost-reduction initiatives, which included reductions in the level of services they purchased from us.  While we cannot predict the future revenue from this client, based on the reduced spend which started in 2011 and the further reductions in the first quarter of 2012, we believe that the revenue from this client in 2012 will be significantly less than the revenue we received from them in 2011.

•                  We saw an 11% decline in our North America division revenues between the comparable periods as increases in the level of services provided at several current clients were not sufficient to replace revenues from concluded projects and service-level reductions at other clients.  We believe that North America revenues have mostly stabilized as total revenues were generally unchanged from the previous three month period.  Growth in the division is dependent on our ability to win more new projects, especially those that are larger in size.

Gross Profit.  In total, our gross profit margin decreased 150 basis points to 24.3% for the three months ended March 31, 2012, compared to 25.8% for the same period in 2011.  Gross profit margin in the International division declined significantly, due to decreased utilization resulting from concluded and canceled projects, reliance on more expensive subcontractor labor, delivery inefficiencies on a few projects and pricing pressures.

Selling, general and administrative costs.  Our SG&A costs decreased $7.2 million, or over 12% to $51.4 million for the three months ended March 31, 2012, from $58.5 million for the three months ended March 31, 2011, due to reduced salary and benefit costs, as well as savings in discretionary SG&A items, bad debt expenses and recruiting and consulting costs.

Operating income.  Operating income improved $0.4 million for the three months ended March 31, 2012, as compared to the same period of 2011, due to reduced amortization on intangible assets.  Earnings before interest, taxes and amortization (“EBITA”) was flat between the comparable three month periods, as the decrease in North America operating income was offset by increased International operating income and reduced corporate expenses.

Operating income from continuing operations by segment was as follows:

	Three Months Ended March 31,		%	2012 % of	2011 % of
	2012	2011	change	revenue*	revenue*
	(In thousands)
International	$8,412	$7,276	15.6%	6.9%	6.0%
North America	5,635	7,463	(24.5)	4.7	5.6
Other	50	152	(67.1)	6.5	17.7
Corporate expenses	(6,652)	(7,510)	11.4	(2.8)	(2.9)
Unallocated expenses of discontinued operations	(242)	(155)	(56.1)	(0.1)	(0.1)
EBITA	7,203	7,226	(0.3)	3.0	2.8
Amortization of intangible assets	(164)	(632)	74.1	(0.1)	(0.2)
Total operating income	$7,039	$6,594	6.7%	2.9%	2.6%

*Segments and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue

•                  International operating income improvement of $1.1 million was due to SG&A cost savings for salary and benefit costs and discretionary spending outweighing decreased gross profit from decreased utilization, reliance on subcontractor labor and pricing pressure.

•                  North America operating income decreased $1.8 million due to decreased revenue from concluded projects and service-level reductions, the impact of which was partially offset by reduced SG&A expenses for discretionary items, bad debt expense and facilities costs.

•                  Corporate expenses decreased during the current three month period due to significant expenses related to management changes and other organization transition-related expenses, including recruiting and consulting costs, that were incurred in the comparable prior year period.

Interest expense.  Interest expense increased $0.3 million for the three months ended March 31, 2012, compared to the same period of 2011 primarily due to the increased amortization of fees under our debt agreement.  Interest expense for the three months ended June 30, 2012 will include $1.2 million of capitalized debt facility fees that were on the balance sheet as of March 31, 2012 related to our terminated senior credit facility.

Other expense, net.  Other expense, net was $0.6 million for the three months ended March 31, 2012 primarily due to foreign exchange losses.  For the three months ended March 31, 2011, other expense, net was $0.8 million, related to a $0.6 million increase in the fair value of our liability for acquisition-related consideration and $0.2 million for foreign exchange losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes and income tax expense were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(4,331)	$(3,373)
Foreign	9,157	7,746
Total	$4,826	$4,373

Income tax expense (benefit):
U.S.	$1,388	$(593)
Foreign	2,598	1,670
Total	$3,986	$1,077

Beginning in the second quarter of 2011, due to our recent history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Additionally, irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $6 million of related U.S. deferred tax expense in 2012.  The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 25% to 33%.  In 2011, certain of our foreign operations benefited from the utilization of net operating loss (“NOL”) carryforwards.

Liquidity and Capital Resources

At March 31, 2012, we had an increase in working capital to $103.1 million from $92.8 million at December 31, 2011.  Our current ratio was 1.7:1 at March 31, 2012, compared to 1.5:1 at December 31, 2011.  Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our new credit agreement.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $30.3 million at March 31, 2012, compared to $65.6 million at December 31, 2011.  Our domestic cash balances are generally used daily to reduce our outstanding borrowings.  Typically, most of our cash balance is maintained by our foreign subsidiaries.  From time to time, we may engage in short-term loans from our foreign operations.  On March 31, 2012, we had a short-term $5.5 million loan from our foreign operations, which was repaid in April 2012.  In order to meet the scheduled principal reduction requirements for the term loan under our previous senior credit facility, we repatriated $30 million of foreign cash to the U.S. in January 2012.  Due to our domestic NOL carryforwards, this repatriation did not result in any material current tax payments.  The repatriation reduced the available NOL carryforwards which are available to offset future U.S. taxable income.  Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries.  Effective May 7, 2012, our new credit agreement provides for foreign borrowings if needed; however, we presently have no immediate plans to borrow under this portion of the new credit agreement.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.  At March 31, 2012, we estimate we have approximately $25 million of U.S. Federal NOL carryforwards available to offset future taxable income.  Absent the availability of NOL carryforwards or tax credits, the possible tax consequences of any foreign cash repatriation could be significant.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(22,823)	$(15,557)
Investing activities	(882)	(3,736)
Financing activities	(43,779)	3,682
Net cash used in continuing operations	(67,484)	(15,611)

Net cash provided by (used in) discontinued operations:
Operating activities	(1,996)	(1,295)
Investing activities	31,461	(21)
Net cash provided by (used in) discontinued operations:	29,465	(1,316)
Effect of foreign exchange rate changes on cash and cash equivalents	2,780	5,178
Net decrease in cash and cash equivalents	$(35,239)	$(11,749)

Operating activities.  Cash used in operating activities from continuing operations was $22.8 million during the three months ended March 31, 2012, compared with $15.6 million for the three months ended March 31, 2011.  Lower earnings and changes in normal short-term working capital items contributed to the overall reduction in cash from continuing operations during the current three month period as compared to same period of the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  During the three months ended March 31, 2012 and 2011, our domestic operations used $11.1 million and $5.9 million, respectively, of cash from continuing operations while our International operations used $11.7 million and $9.7 million, respectively.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter, and annual bonuses are paid during the first quarter.

Changes in accounts receivable can have a significant impact on our cash flow.  Items that can affect our cash flow from accounts receivable include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts.  Many of the individual reasons are outside of our control and, as a result, it is normal for cash flow from accounts receivable to fluctuate from period to period, affecting our liquidity.

Total accounts receivable increased to $197.9 million at March 31, 2012, from $182.4 million at December 31, 2011.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 59 days at March 31, 2012, from 53 days at December 31, 2011, but both were improvements over DSO of 65 days at March 31, 2011 and 61 days at December 31, 2010. During each of the comparable three month periods ended March 31, 2012 and 2011, we experienced increased DSO both domestically and from our International division.  Our International division typically experiences slower receivable payments in the first half of the year with improvement in the second half of the year and their lowest DSO levels typically occur in December.

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

Investing activities.  Spending on property and equipment decreased to $0.9 million during the three months ended March 31, 2012, from $3.7 million in the same period of 2011.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers.  Such investments will fluctuate from period to period.  We expect a normal level of annual capital expenditures for 2012 in the range of $10-$12 million.

Investing activities from discontinued operations for the three months ended March 31, 2012, consisted of current period proceeds totaling $31.5 million from the sale of our Federal division, net of transaction costs.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our credit facility.  This primarily fluctuates based on net cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility.  During the three months ended March 31, 2012, we had net payments on our long-term debt of $44.0 million primarily from the repatriation of $30 million of foreign cash to the U.S. in January and the sale of our Federal Division in March 2012.

Credit Agreement.  On May 7, 2012, we entered into a Credit Agreement (the “Credit Agreement”) among CIBER, as United States (“U.S.”) borrower, certain of our United Kingdom and Dutch subsidiaries (the “U.K. Dutch Borrowers”), certain of our German subsidiaries (the “German Borrowers”), Wells Fargo Bank, N.A., as administrative agent (“Wells Fargo”), and the other lenders from time to time party thereto.  The Credit Agreement replaced our previous credit agreement and refinanced all amounts outstanding thereunder.

The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to CIBER (the “Term Loan”).  The total available borrowing base on May 7, 2012, was $60 million.  The ABL Facility matures on May 7, 2017, and the Term Loan matures on November 7, 2013.  The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting on October 31, 2012, with the balance due at maturity of the Term Loan.

The ABL Facility contains sub-facilities for (i) a revolving line of credit in favor of the U.K. Dutch Borrowers providing for borrowings in Euros or Great Britain Pounds of up to the equivalent of $20 million (the “U.K. Dutch Revolver”), (ii) a revolving line of credit in favor of the German Borrowers providing for borrowings in Euros of up to the equivalent of $10 million (the “German Revolver”), (iii) letters of credit of up to $6.7 million, and (iv) shorter term swingline loans of up to $10 million.  The ABL Facility may be increased from time to time by us upon the satisfaction of certain conditions, including obtaining additional lender commitments for such increase, by up to an aggregate of $25 million.

The obligations of CIBER under the Credit Agreement are guaranteed by our U.S. subsidiaries and secured by substantially all the assets of CIBER and such subsidiaries.  The obligations of the U.K. Dutch Borrowers and the German Borrowers under the Credit Agreement are guaranteed by us and all our material U.S., Dutch and British subsidiaries, and secured by substantially all the assets of CIBER and such subsidiaries.

The Term Loan accrues interest at an annual rate of 12.0%.  The ABL Facility accrues interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points.  Borrowings under the U.K. Dutch Revolver and the German Revolver accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points and certain fees related to compliance with European banks and regulators.  The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default.  We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility.  In the case of the ABL Facility, the applicable margin and unused line fee is determined according to the amount of unused borrowing capacity under the ABL Facility.

If we terminate the Credit Agreement within one year of the date of the Credit Agreement we must pay a prepayment fee equal to 1% of the amount of the ABL Facility plus the amount outstanding under the Term Loan.  Otherwise, loans under the Credit Agreement may be prepaid, in whole or in part, without premium or penalty.  In addition, the Credit Agreement contains certain mandatory prepayment provisions.  Subject to certain exceptions and conditions, we may be required to prepay the Term Loan with the net cash proceeds received from certain events, including, receipt of proceeds from a disposition of assets, a judgment or settlement, the issuance of indebtedness or the issuance of common stock or other equity interests.  In addition, a mandatory prepayment of the Term Loan is required on an annual basis in an amount equal to 50% of any excess cash flow (as defined in the Credit Agreement) less the amount of any other prepayments made that year.  The ABL Facility or any sub-facility must be prepaid to the extent that borrowings under such facility exceed the maximum availability under the ABL Facility or the applicable sub-facility.

The Credit Agreement includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month “EBITDA,” which starts at $39.2 million for April 2012, decreases over seven months to $27.6 million for November and December of 2012 and then increases over ten months to $41.4 million for October 2013; (ii) a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0; and (iii) a maximum trailing 12-month leverage ratio, which starts at 1.1 to 1.0 for April 2012, decreases over five months to 1.6 to 1.0 for September through November of 2012 and increases over 11 months to 1.0 to 1.0 for October 2013.  We are required to be in compliance with the financial covenants at the end of each calendar month until the Term Loan is repaid in full.  We are also required to be in compliance with the minimum fixed charge coverage ratio after the Term Loan is repaid in full if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility.  We must then continue to comply with the minimum fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time.  Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days.  In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the U.K. Dutch Borrowers and the German Borrowers and will automatically apply such amounts to the ABL Facility on a daily basis.  As a result, any borrowings that will be outstanding subject to the banks’ dominion, will be classified as a current liability on our balance sheet.

The Credit Agreement generally contains customary events of default for credit facilities of this type, including nonpayment, material inaccuracy of representations and warranties, violation of covenants, default of certain other agreements or indebtedness, bankruptcy, material judgments, invalidity of the Credit Agreement or related agreements, and a change of control.  Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Credit Agreement may be accelerated, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral.

We were in compliance with the financial covenants under our previous senior credit facility at March 31, 2012.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2012, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2011, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1.  Legal Proceedings

We are involved in legal proceedings, audits, claims and litigation arising in the ordinary course of business.  Although the outcome of such matters is not predictable, we do not expect that the ultimate outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Notwithstanding the foregoing, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as CIBER AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft; however, certain of those former minority shareholders challenged the adequacy of the buy-out consideration in a German court.  The court appointed independent experts have evaluated the consideration and claims of the minority shareholders and on April 27, 2012, CIBER filed a brief on its positions with respect to the evaluation.  At this time, we are unable to predict the outcome of these proceedings, although, if the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration, as well as the costs associated with these proceedings.

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including CIBER.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in state court in New Orleans, which was concluded in 2009 when CIBER settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  CIBER is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  In July 2011, the Court granted CIBER’s motion to dismiss Plaintiffs’ unfair trade practices, trade secret, fraud and unjust enrichment claims, but not the state law conspiracy claim.  On April 30, 2012, the Court granted CIBER’s motion to dismiss the Plaintiffs’ antitrust and civil RICO claims.  CIBER is not certain at this point if the Plaintiffs will attempt to pursue the remaining state law claims in state court or a federal court appeal or what claims, if any, may survive in the future.

On October 28, 2011, a putative securities class action lawsuit, Weston v. CIBER, Inc. et al., was filed in the United States District Court for the District of Colorado against CIBER, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia and former CFO Peter H. Cheesbrough (the “Class Action”).  The Class Action purports to have been filed on behalf of all holders of CIBER common stock between December 15, 2010 and August 3, 2011 by alleged stockholder and plaintiff, Burt Weston.  The Class Action generally alleges that defendants CIBER, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the “Class Action Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5.  Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011.  The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act.  Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of CIBER within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company.  The Class Action seeks, among other things:  (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper.  The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012.  Lead Plaintiffs filed an amended complaint in early April 2012.  The Class Action Defendants expect to respond to the consolidated complaint in early May.  The Company believes that the Class Action is without merit and intends to defend against it vigorously.  There can, however, be no assurance of the outcome of these actions.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and CIBER’s current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  CIBER is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) various corporate therapeutics; (3) restitution for the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted CIBER’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  CIBER anticipates filing a motion to dismiss.  If that motion is denied, the Court will require a scheduling conference within 72 hours of the ruling on the motion to dismiss.

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

To tighten focus on our market approach, in 2011, we re-aligned our sales and delivery functions with our global markets and refined our offerings into practices and verticals.  This involved analyzing and better qualifying our client base, as well as identifying those clients that represent greater opportunity for selling services of strategic value.  If we fail to properly analyze and classify our clients or refine our offerings, we may not be focusing on the optimal client group or service offerings to help us achieve our desired objectives and, as a consequence, our results may not meet the forecasted levels.

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

Implementing our strategic plan requires, among other things, expending capital, developing and adopting new technologies, recruiting talented employees, expanding our offshore capabilities and changing our corporate culture.  If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results and profitability may be adversely affected.  Even if we successfully implement our strategic plan, we cannot guarantee that our revenues, operating results and profitability will improve.

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

Our five largest clients accounted for approximately 16% of our total revenue in 2011, including one client that accounted for 9% of total International division revenue and two clients that accounted for 9% and 8%, respectively, of total North America division revenue.  Our clients typically retain us on a non-exclusive, engagement-by-engagement basis.  Most individual client assignments are from three to twelve months; however, many of our client relationships have continued for many years.  Although they may be subject to penalty provisions, clients may generally cancel a contract with short notice.  Under many contracts, clients may reduce or delay their use of our services without penalty.  These terminations, reductions or delays could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally.  When contracts are terminated, for whatever reason, we lose the associated revenues, and we may not be able to eliminate associated costs in a timely manner.  There is a risk that we could experience significant contract terminations that adversely affect our revenue and profit margins.

The IT services industry, in the U.S. and internationally, is highly competitive, with increased focus on offshore capability and we may not be able to compete effectively.

We operate in a highly competitive industry that includes a large number of participants.  We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large offshore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment or service area.  Many of the companies that provide services in our industry have significantly greater financial, technical, offshore and marketing resources than we do.  In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide.  Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions to clients at lower costs or on more attractive terms.  Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services.  For example, as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the significant client that accounted for 9% of total International division revenue in 2011 has reduced the level of services purchased from us and, as a result, we believe that the revenue from this client will be significantly less in 2012.  In particular, our ability to improve our profitability is related to our ability to move additional work to our lower-cost, offshore Global Solutions Centers and, specifically, to expand our presence in India and to integrate India into our services delivery.

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

Our new Credit Agreement, an asset-based and term loan facility, limits our operational and financial flexibility; we also face the need to comply with covenants in our Credit Agreement.

We and certain of our European subsidiaries have entered into the Credit Agreement that provides for (1) an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to CIBER.  CIBER’s obligations under the Credit Agreement are secured by substantially all the assets of CIBER and its subsidiaries, and the obligations of the European subsidiary borrowers under the Credit Agreement are secured by substantially all the assets of CIBER and such subsidiaries.

We are dependent on our asset-based revolving credit facility to fund operations, and access to our asset-based facility is dependent on, among other things, the borrowing base valuation of eligible account receivables, the absence of a default under the Credit Agreement, including any default arising from a failure to comply with the financial and other covenants in the facility.  The amount available for borrowing under the Credit Agreement could be significantly reduced if there is a reduction in our eligible accounts receivable.  Any loss or material reduction of our ability to access funds under the Credit Agreement could materially and negatively impact our liquidity.

Our ability to remain in compliance with our covenants under our Credit Agreement, to maintain an adequate borrowing base valuation and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and economic conditions, all of which are significantly affected by financial, business, competitive, economic and other factors.  We are not able to control many of these factors.  There is an increased risk regarding our ability to maintain compliance with our debt covenants due to the impact that the current global economy, exchange rates, internal reorganizations and other factors have on creating unpredictable variances in our revenues, operating results and profitability, which may also cause increased volatility in our stock price.

The Credit Agreement includes, among other provisions, specific limitations on indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.  Additionally, the Credit Agreement requires us to maintain certain financial covenants, including a minimum trailing 12-month EBITDA, a minimum trailing 12-month fixed charge coverage ratio and a minimum trailing 12-month leverage ratio.

The Credit Agreement replaces our prior senior credit facility under which we completed a series of amendments and waivers during 2010 and 2011, in order to obtain relief from covenant violations and to revise various financial covenants.  If we require amendments to the Credit Agreement in the future and are unable to obtain such amendments, we face the risk of failure to comply with the financial and other covenants under the Credit Agreement, which would likely cause a default under the Credit Agreement.  A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon the funds under the Credit Agreement.  In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us.  This could materially adversely affect our results of operations and financial condition.  Additionally, if we needed to obtain a waiver under, or an amendment to, the Credit Agreement in the future, or if we seek other financing, if available, our cost of borrowing would be likely to significantly increase (including higher interest rates) and we could face more restrictive covenants.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of engagements conducted on a fixed-price basis.

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

As a professional services firm, we depend largely on our relationships with our clients and our reputation for high-quality professional services and integrity to attract and retain clients.  Additionally, many of our engagements involve projects that are critical to the operations of our clients’ businesses and many involve the protection of confidential client information.  If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, or if a data security breach occurs, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client.  Clients that are not satisfied may also seek to terminate our contracts.  In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

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

To enhance our global offshore delivery structure, we plan to continue to grow the scope of our operations in India over the next 12-18 months.  As of March 31, 2012, we had approximately 1,300 employees in India.  Concentrating our global offshore delivery structure in India presents a number of operational risks, many of which are beyond our control.  India has experienced severe weather, political instability, worker strikes and terrorist attacks.  These types of events may impair the ability of our people to safely travel to, and work in, our facilities in India.  Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur.  If any of these circumstances occurs, it may impact our ability to communicate with our personnel and clients in other locations.  In addition, down-time in any processes operated for clients may adversely affect our operations and reputation.

Our revenues, operating results and profitability will vary from quarter to quarter, which may impact our ability to comply with our debt covenants, and may also result in increased volatility in the price of our stock.

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

•                  costs related to the Federal division activities previous to the sale;

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At March 31, 2012, the carrying value of our goodwill was $280.2 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

During the quarter ended December 31, 2011, we recorded a goodwill impairment charge within discontinued operations of $27.4 million to write-down the Federal division’s goodwill to estimated fair value and, as of June 30, 2011, we performed our annual test for goodwill impairment and as a result, we recorded a goodwill impairment charge of $16.3 million related to our IT Outsourcing division.  This occurred following our June 2010 goodwill impairment charges of $82.0 million and $30.0 million related to our North America and Federal divisions, respectively, which also resulted from our annual goodwill impairment testing.  The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our divisions during the next five years and beyond.  If our operating divisions cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge.  There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability.  Given fluctuations in the global economic conditions affecting our industry and impacting our clients and their use of our services, we cannot be certain that goodwill impairment will not be required during future periods.

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

The government agencies we contract with and the federal agencies that our Federal division contracted with, generally have the authority to audit and review our contracts with them.  As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards.  Although we sold our Federal division, we remain responsible for any audits related to work performed prior to the sale.  An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our previously reported operating results.  For example, any costs that were originally reimbursed could be subsequently disallowed.  In this case, cash we have already collected may have to be refunded and operating margins may be reduced.

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

Item 4.  Mine Safety Disclosures

Not applicable.

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
10.1

Consent to Sale and Sixth Amendment to Amended and Restated Credit Agreement, by and among CIBER, Inc., as borrower, Bank of America, N.A., as administrative agent, lender, swing line lender and L/C issuer, and the other lender parties thereto, dated January 21, 2012.

		8-K	001-13103	1/23/2012
10.2*	Employment Agreement dated October 19, 2011 between CIBER, Inc. and Thomas Johannes Cornelis Van Den Berg	10-K	001-13103	3/12/2012
10.3	Letter Agreement by and between CIBER, Inc. and CRGT Inc., dated March 9, 2012	10-K	001-13103	3/12/2012
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS**	XBRL Instance Document		Furnished
101.SCH**	XBRL Taxonomy Extension Schema Document		Furnished
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document		Furnished
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

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

CIBER, INC.
(Registrant)

Date:	May 8, 2012	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

		By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and Treasurer