Form 10-Q
period 2012-06-30
CIBER INC
filed 2012-08-07
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 73,129,965 shares of the registrant’s Common Stock outstanding as of June 30, 2012.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Consulting services	$223,942	$228,614	$452,063	$472,171
Other revenue	13,057	12,373	25,954	23,729
Total revenues	236,999	240,987	478,017	495,900
OPERATING EXPENSES
Cost of consulting services	168,379	184,705	342,252	367,368
Cost of other revenue	8,264	6,704	16,856	13,187
Selling, general and administrative	55,471	60,083	106,821	118,624
Goodwill impairment	—	16,300	—	16,300
Amortization of intangible assets	161	682	325	1,314
Total operating expenses	232,275	268,474	466,254	516,793
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	4,724	(27,487)	11,763	(20,893)
Interest income	226	148	423	204
Interest expense	(2,238)	(1,875)	(4,067)	(3,367)
Other income (expense), net	695	(2,689)	114	(3,474)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,407	(31,903)	8,233	(27,530)
Income tax expense	3,139	27,070	7,125	28,147
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	268	(58,973)	1,108	(55,677)
Income (loss) from discontinued operations, net of income tax	(143)	708	220	1,608
CONSOLIDATED NET INCOME (LOSS)	125	(58,265)	1,328	(54,069)
Net income attributable to noncontrolling interests	206	108	266	181
NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(81)	$(58,373)	$1,062	$(54,250)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$—	$(0.82)	$0.01	$(0.78)
Discontinued operations	—	0.01	—	0.02
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$—	$(0.81)	$0.01	$(0.76)

Weighted average shares outstanding:
Basic	73,013	71,695	72,874	71,316
Diluted	73,504	71,695	73,423	71,316

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income (loss)	$125	$(58,265)	$1,328	$(54,069)
Gain on hedging activity, net of tax	—	34	—	89
Foreign currency translation adjustments	(11,193)	2,890	(3,405)	14,439
Comprehensive loss	(11,068)	(55,341)	(2,077)	(39,541)
Comprehensive income attributable to noncontrolling interests	206	108	266	186
Comprehensive loss attributable to Ciber, Inc.	$(11,274)	$(55,449)	$(2,343)	$(39,727)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$29,073	$65,567
Accounts receivable, net of allowances of $1,199 and $1,422, respectively	209,505	182,359
Prepaid expenses and other current assets	27,036	25,700
Deferred income taxes	2,296	3,302
Current assets of discontinued operations	—	20,382
Total current assets	267,910	297,310

Property and equipment, net of accumulated depreciation of $70,328 and $64,929, respectively	22,934	26,845
Goodwill	273,584	275,504
Other intangible assets, net	316	649
Other assets	9,486	6,900
Long-term assets of discontinued operations	—	17,862

TOTAL ASSETS	$574,230	$625,070

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,867	$25,571
Accounts payable	28,921	35,112
Accrued compensation and related liabilities	58,926	60,124
Deferred revenue	19,364	22,308
Income taxes payable	7,718	8,613
Other accrued expenses and liabilities	43,114	45,454
Current liabilities of discontinued operations	—	7,310
Total current liabilities	161,910	204,492

Long-term debt	32,468	41,380
Deferred income taxes	20,092	15,462
Other long-term liabilities	1,031	6,729
Total liabilities	215,501	268,063

Commitments and contingencies

Equity:
Ciber, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 1,357 and 1,919 shares, respectively	(7,778)	(10,998)
Additional paid-in capital	333,018	330,088
Retained earnings	43,048	44,337
Accumulated other comprehensive loss	(10,411)	(7,006)
Total Ciber, Inc. shareholders’ equity	358,622	357,166
Noncontrolling interests	107	(159)
Total equity	358,729	357,007

TOTAL LIABILITIES AND EQUITY	$574,230	$625,070

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
BALANCES AT JANUARY 1, 2012	74,487	$745	(1,919)	$(10,998)	$330,088	$44,337	$(7,006)	$(159)	$357,007
Consolidated net income	—	—	—	—	—	1,062	—	266	1,328
Foreign currency translation	—	—	—	—	—	—	(3,405)	—	(3,405)
Treasury shares issued under employee share plans	—	—	562	3,220	—	(2,351)	—	—	869
Share-based compensation	—	—	—	—	2,930	—	—	—	2,930
BALANCES AT JUNE 30, 2012	74,487	$745	(1,357)	$(7,778)	$333,018	$43,048	$(10,411)	$107	$358,729

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$1,328	$(54,069)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Income from discontinued operations	(220)	(1,608)
Goodwill impairment	—	16,300
Depreciation	6,359	5,759
Amortization of intangible assets	325	1,314
Deferred income tax expense	2,606	24,277
Provision for (recovery on) doubtful receivables	(282)	645
Share-based compensation expense	2,930	2,120
Change in value of contingent consideration	318	3,647
Amortization of debt costs	2,100	699
Other, net	211	212
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,912)	5,652
Other current and long-term assets	1,939	(984)
Accounts payable	(6,280)	(14,513)
Accrued compensation and related liabilities	(270)	(8,928)
Other current and long-term liabilities	(10,396)	(1,979)
Income taxes payable/refundable	(1,204)	726
Cash used in operating activities — continuing operations	(29,448)	(20,730)
Cash used in operating activities — discontinued operations	(2,301)	(708)
Cash used in operating activities	(31,749)	(21,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(895)
Purchases of property and equipment, net	(2,918)	(5,676)
Cash used in investing activities — continuing operations	(2,918)	(6,571)
Cash provided by (used in) investing activities — discontinued operations	31,461	(36)
Cash provided by (used in) investing activities	28,543	(6,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	194,402	198,897
Payments on long-term debt	(225,019)	(190,912)
Employee stock purchases and options exercised	869	6,321
Credit facility fees paid	(3,326)	(190)
Cash provided by (used in) financing activities — continuing operations	(33,074)	14,116
Effect of foreign exchange rate changes on cash and cash equivalents	(214)	6,389
Net decrease in cash and cash equivalents	(36,494)	(7,540)
Cash and cash equivalents, beginning of period	65,567	69,329
Cash and cash equivalents, end of period	$29,073	$61,789

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

Recently Adopted Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends the disclosure requirements for the presentation of comprehensive income.  This guidance, effective retrospectively for interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income.  We have included a Consolidated Statement of Comprehensive Income in our financial statements.  Other than the change in presentation, the adoption of this accounting guidance had no impact on our consolidated financial statements.

(2) Discontinued Operations

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  Based upon our estimates of related working capital, we estimate the total cash proceeds will be approximately $39 million, subject to the resolution of CRGT’s proposed working capital adjustments discussed below.  We received net cash of approximately $35 million from the buyer after adjustment for working capital changes in March 2012.  We recorded a preliminary gain on sale of $0.9 million during the first quarter of 2012, which was net of transaction costs of $3.8 million and estimated lease exit costs of $1.6 million related to certain Federal division office space we vacated.  CRGT has proposed certain working capital adjustments to reduce the purchase price by approximately $6 million.  We disagree with such adjustments, and have invoked the dispute resolution mechanism under the sale agreement.  At this time, we cannot estimate the outcome of this dispute.  We expect to resolve this dispute during the second half of 2012.  We will record the impact of any adjustments on the determination of the gain on sale when such amount, if any, is probable and estimable.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Total revenues	$—	$26,855	$17,644	$54,392
Operating expenses	143	25,903	18,054	52,293
Operating income (loss) from discontinued operations	(143)	952	(410)	2,099
Interest and other expense	—	119	90	241
Income (loss) from discontinued operations before income taxes	(143)	833	(500)	1,858
Income tax expense	—	125	—	250
Income (loss) from discontinued operations, net of taxes	(143)	708	(500)	1,608
Gain on sale	—	—	920	—
Income tax expense	—	—	200	—
Gain on sale, net of income taxes	—	—	720	—
Total income (loss) from discontinued operations, net of income taxes	$(143)	$708	$220	$1,608

Effective with the sale on March 9, 2012, the operations and cash flows of the Federal division were removed from our company.  However, we have retained certain historical accounts receivable as well as certain liabilities, and accordingly, adjustments to such items may be recorded through our results of operations in future periods.  In addition, we expect to incur post-sale general and administrative costs in connection with our former Federal business.

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$268	$(58,973)	$1,108	$(55,677)
Net income attributable to noncontrolling interests	206	108	266	181
Net income (loss) attributable to Ciber, Inc. from continuing operations	62	(59,081)	842	(55,858)
Income (loss) from discontinued operations, net of income tax	(143)	708	220	1,608
Net income (loss) attributable to Ciber, Inc.	$(81)	$(58,373)	$1,062	$(54,250)

Denominator:
Basic weighted average shares outstanding	73,013	71,695	72,874	71,316
Dilutive effect of employee stock plans	491	—	549	—
Diluted weighted average shares outstanding	73,504	71,695	73,423	71,316

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$—	$(0.82)	$0.01	$(0.78)
Discontinued operations	—	0.01	—	0.02
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$—	$(0.81)	$0.01	$(0.76)

Anti-dilutive securities omitted from the calculation	8,694	8,167	8,274	7,480

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2012.  We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 5%.  We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 11.5% and 13.5% for International and North America, respectively.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values.  For our International and North America reporting units, we used enterprise value/revenue multiples of 0.6 and 0.4, respectively, and enterprise value/EBITDA multiples of approximately 7 and 5, respectively, in order to value each of our reporting units under the market approach.  In addition, the fair value under the market approach included a control premium of 33%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2012, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 70% and 12%, respectively, thus no impairment was indicated.  We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

As a result of the changes to our reportable segments effective January 1, 2012, $9.8 million of the goodwill previously attributable to our former IT Outsourcing division was allocated to our remaining divisions as follows: $1.8 million to International and $8.0 million to North America. The changes in the carrying amount of goodwill during the six months ended June 30, 2012, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2012	$139,723	$135,781	$275,504
Effect of foreign exchange rate changes	(1,920)	—	(1,920)
Balance at June 30, 2012	$137,803	$135,781	$273,584

(5) Borrowings

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

The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to Ciber (the “Term Loan”).  The total available borrowing base on June 30, 2012, was $56 million.  The ABL Facility matures on May 7, 2017, and the Term Loan matures on November 7, 2013.  The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting on October 31, 2012, with the balance due at maturity of the Term Loan.  As of June 30, 2012, we had $28.7 million outstanding under the ABL Facility and $7.5 million outstanding under the Term Loan.

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

If we terminate the Credit Agreement within one year of the date of the Credit Agreement, we must pay a prepayment fee equal to 1% of the amount of the ABL Facility plus the amount outstanding under the Term Loan.  Otherwise, loans under the Credit Agreement may be prepaid, in whole or in part, without premium or penalty.  In addition, the Credit Agreement contains certain mandatory prepayment provisions.  Subject to certain exceptions and conditions, we may be required to prepay the Term Loan with the net cash proceeds received from certain events, including, receipt of proceeds from a disposition of assets, a judgment or settlement, the issuance of indebtedness or the issuance of common stock or other equity interests.  In addition, a mandatory prepayment of the Term Loan is required on an annual basis in an amount equal to 50% of any excess cash flow (as defined in the Credit Agreement) less the amount of any other prepayments made that year.  The ABL Facility or any sub-facility must be prepaid to the extent that borrowings under such facility exceed the maximum availability under the ABL Facility or the applicable sub-facility.

The Credit Agreement includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month “EBITDA,” which starts at $39.2 million for April 2012, decreases over seven months to $27.6 million for November and December of 2012 and then increases over ten months to $41.4 million for October 2013; (ii) a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0; and (iii) a maximum trailing 12-month leverage ratio, which starts at 1.1 to 1.0 for April 2012, decreases over five months to 1.6 to 1.0 for September through November of 2012 and increases over 11 months to 1.0 to 1.0 for October 2013.  We are required to be in compliance with the financial covenants at the end of each calendar month until the Term Loan is repaid in full.  We are also required to be in compliance with the minimum fixed charge coverage ratio after the

Term Loan is repaid in full if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility.  We must then continue to comply with the minimum fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.  We were in compliance with the financial covenants under our Credit Agreement at June 30, 2012.

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

In connection with the Credit Agreement, we capitalized debt issuance costs of approximately $3.5 million that will be amortized to interest expense over the terms of the borrowing arrangements.

The carrying value of the outstanding borrowings under our Credit Agreement approximate its fair value due to interest rates approximating current market rates as the underlying interest rates were recently set in May 2012.  The inputs used to establish the fair value of the Credit Agreement are considered to be Level 2 instruments, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

(6) Other Income (Expense)

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Foreign exchange gains (losses), net	$625	$(80)	$10	$(258)
Change in fair value of acquisition-related contingent consideration	—	(2,602)	—	(3,222)
Other	70	(7)	104	6
Other income (expense), net	$695	$(2,689)	$114	$(3,474)

(7) Income Taxes

Current period U.S. and foreign income (loss) before income taxes and income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(5,000)	$(37,411)	$(9,331)	$(40,784)
Foreign	8,407	5,508	17,564	13,254
Total	$3,407	$(31,903)	$8,233	$(27,530)

Income tax expense:
U.S.	$1,399	$25,815	$2,787	$25,222
Foreign	1,740	1,255	4,338	2,925
Total	$3,139	$27,070	$7,125	$28,147

Beginning in the second quarter of 2011, due to our history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to goodwill amortization, as well as certain other current tax expense items.  During the three months ended June 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011.  Additionally, in the three months ended June 30, 2011, we had U.S. deferred tax expense of $1.5 million, and a deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during that period.

(8) Segment Information

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

The following presents financial information about our reporting segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
International	$114,827	$126,938	$237,576	$248,198
North America	123,782	114,055	243,135	247,617
Other	736	772	1,507	1,630
Inter-segment	(2,346)	(778)	(4,201)	(1,545)
Total revenues	$236,999	$240,987	$478,017	$495,900

Operating income (loss) from continuing operations:
International	$7,079	$7,217	$15,491	$14,493
North America	6,123	(10,558)	11,758	(3,095)
Other	80	73	130	225
Corporate expenses	(8,397)	(7,134)	(15,049)	(14,644)
Unallocated expenses of discontinued operations	—	(103)	(242)	(258)
Earnings (loss) before interest, taxes and amortization	4,885	(10,505)	12,088	(3,279)
Goodwill impairment	—	(16,300)	—	(16,300)
Amortization of intangible assets	(161)	(682)	(325)	(1,314)
Total operating income (loss) from continuing operations	$4,724	$(27,487)	$11,763	$(20,893)

(9) Contingencies

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  In July 2011, the Court granted Ciber’s motion to dismiss Plaintiffs’ unfair trade practices, trade secret, fraud and unjust enrichment claims, but not the state law conspiracy claim.  On April 30, 2012, the Court granted Ciber’s motion to dismiss the Plaintiffs’ antitrust and civil RICO claims.  Ciber is not certain at this point if the Plaintiffs will attempt to pursue the remaining state law claims in state court or a federal court appeal or what claims, if any, may survive in the future.

On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia and former CFO Peter H. Cheesbrough (the “Class Action”).  The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010 and August 3, 2011 by alleged stockholder and plaintiff, Burt Weston.  The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the “Class Action Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5.  Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011.  The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act.  Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of Ciber within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company.  The Class Action seeks, among other things:  (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper.  The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012.  Lead Plaintiffs filed an amended complaint in early April 2012.  The Class Action Defendants have filed a motion to dismiss, which is currently pending.  The Company believes that the Class Action is without merit and intends to defend against it vigorously.  There can, however, be no assurance of the outcome of these actions.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) various corporate therapeutics; (3) restitution for the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  Ciber filed a motion to dismiss, which is pending.  If that motion is denied, the Court will require a scheduling conference shortly after the ruling on the motion to dismiss.

(10) Subsequent Events

On July 28, 2012, we entered into an agreement to sell certain contracts and the related assets and to transfer the personnel associated with our information technology outsourcing practice to Savvis Communications Corporation (“Savvis”) for an initial purchase price of $7 million in cash.  In addition, we are entitled to receive additional future consideration of up to $13 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results, with the final amount, if any, to be determined and paid during the first quarter of 2014.  We cannot estimate the amount of the additional future consideration or its potential impact on our results of operations or financial position.  We expect the transaction to close within 60-90 days of the agreement date, but the transaction is contingent on a number of closing conditions, including, among other things, obtaining numerous customer and other third-party consents.  Under the agreement, we are also required to indemnify Savvis for certain losses, if any, incurred by them following the closing under the customer contracts being transferred.  We estimate initial net cash proceeds from the sale, after transaction-related costs, to be in the range of $4-5 million.  The carrying value of the tangible assets included in the transaction are approximately $10 million, and relate predominantly to property and equipment.  We also expect to allocate a portion of our goodwill to the assets being disposed.  As a result, we expect to record a net loss on the sale of these assets of approximately $9-10 million.  In connection with the sale, we will retain the net working capital assets of the information technology outsourcing practice.  The annualized revenue related to the contracts to be sold under the agreement is approximately $60 million.  We expect to account for these specific contracts and assets as a discontinued operation during the quarter ended September 30, 2012.

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

•                  We may not complete the sale of certain contracts and the related assets of our information technology outsourcing practice, or complete the sale within the timeframe we anticipate, or on the terms currently negotiated.

•                  Possible post-closing adjustments to the purchase price on the sale of our former Federal division could reduce the purchase price and cause us to recognize a loss on that sale.

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

For a more detailed discussion of these factors, see the information under the “Risk Factors” heading in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, our Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed with or furnished to the Securities and Exchange Commission.  We undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

During the three months ended June 30, 2011, we recorded a $16.3 million non-cash goodwill impairment charge and a $29.1 million non-cash charge to provide a full valuation allowance on our U.S. deferred tax assets.  During the same period, we also incurred $13.4 million of negative revenue adjustments in our North America division from significant changes in estimates related to costs or scope on five fixed-price contracts signed in 2009 or earlier.

On July 28, 2012, we entered into an agreement to sell certain contracts and the related assets and to transfer the personnel associated with our information technology outsourcing practice.  This was an important step in continuing to narrow our services toward a more focused and high-value set of offerings.  The infrastructure outsourcing business that we agreed to sell is capital intensive and not considered one of our core offerings.  The sale will allow us to increase our level of investment in our core offerings.  This portion of our IT outsourcing practice was expected to generate approximately $60 million of annualized revenue and was not expected to have a material impact on our profitability in 2012.  We expect to record a net loss on the sale within discontinued operations of approximately $9-10 million.  We will receive $7 million in cash for the initial purchase price, and there is a possibility to receive additional future consideration of up to $13 million, as determined by the post-closing success of the transferred customer contracts as measured based on December 2013 results.  Additionally, we will retain the existing positive working capital from the outsourcing practice.

Discontinued Operations

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  Based upon our estimates of related working capital, we estimate the total cash proceeds will be approximately $39 million, subject to the resolution of CRGT’s proposed working capital adjustments discussed below.  We received net cash of approximately $35 million from the buyer after adjustment for working capital changes in March 2012.  We recorded a preliminary gain on sale of $0.9 million during the first quarter of 2012, which was net of transaction costs of $3.8 million and estimated lease exit costs of $1.6 million related to certain Federal division office space we vacated.  CRGT has proposed certain working capital adjustments to reduce the purchase price by approximately $6 million.  We disagree with such adjustments, and have invoked the dispute resolution mechanism under the sale agreement.  At this time, we cannot estimate the outcome of this dispute.  We expect to resolve this dispute during the second half of 2012.  We will record the impact of any adjustments on the determination of the gain on sale when such amount, if any, is probable and estimable.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Total revenues	$—	$26,855	$17,644	$54,392
Operating expenses	143	25,903	18,054	52,293
Operating income (loss) from discontinued operations	(143)	952	(410)	2,099
Interest and other expense	—	119	90	241
Income (loss) from discontinued operations before income taxes	(143)	833	(500)	1,858
Income tax expense	—	125	—	250
Income (loss) from discontinued operations, net of taxes	(143)	708	(500)	1,608
Gain on sale	—	—	920	—
Income tax expense	—	—	200	—
Gain on sale, net of income taxes	—	—	720	—
Total income (loss) from discontinued operations, net of income taxes	$(143)	$708	$220	$1,608

Effective with the sale on March 9, 2012, the operations and cash flows of the Federal division were removed from our company.  However, we have retained certain historical accounts receivable as well as certain liabilities, and accordingly, adjustments to such items may be recorded through our results of operations in future periods.  In addition, we expect to incur post-sale general and administrative costs in connection with our former Federal business.

Results of Operations — Comparison of the Three Months Ended June 30, 2012 and 2011

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2012		2011
	(Dollars in thousands)
Consulting services	$223,942	94.5%	$228,614	94.9%
Other revenue	13,057	5.5	12,373	5.1
Total revenues	$236,999	100.0%	$240,987	100.0%

Gross profit - consulting services	$55,563	24.8%	$43,909	19.2%
Gross profit - other revenue	4,793	36.7	5,669	45.8
Gross profit - total	60,356	25.5	49,578	20.6

SG&A costs	55,471	23.4	60,083	24.9
Goodwill impairment	—	—	16,300	6.8
Amortization of intangible assets	161	0.1	682	0.3
Operating income (loss) from continuing operations	4,724	2.0	(27,487)	(11.4)

Interest income	226	0.1	148	0.1
Interest expense	(2,238)	(0.9)	(1,875)	(0.8)
Other income (expense), net	695	0.3	(2,689)	(1.1)

Income (loss) from continuing operations before income taxes	3,407	1.4	(31,903)	(13.2)
Income tax expense	3,139	1.3	27,070	11.2

Net income (loss) from continuing operations	$268	0.1%	$(58,973)	(24.5)%

Revenues.  For the three months ended June 30, 2012, total revenues decreased $4.0 million, or 2% in U.S. dollars, but increased $7.9 million, or 3% in local currency as compared with the three months ended June 30, 2011.  International division revenues declined primarily from the impact of unfavorable currency rates.  Additionally, the softer European economy caused varying results by territory in the current period.  North America revenues for the current period were improved as compared to the three months ended June 30, 2011, when we recorded $13.4 million of negative revenue adjustments on five fixed-price contracts.  Excluding the impact of these negative revenue adjustments in the prior year period, North America current period revenues declined as sales of new projects and additional work from existing clients have not been sufficient to offset attrition.

Revenue by segment from continuing operations was as follows:

	Three Months Ended June 30,
	2012	2011	% change
	(In thousands)
International	$114,827	$126,938	(9.5)%
North America	123,782	114,055	8.5
Other	736	772	n/m
Inter-segment	(2,346)	(778)	n/m
Total revenues	$236,999	$240,987	(1.7)%

n/m = not meaningful

•                  International revenues decreased 10% overall and were nearly flat in local currency.  The decline of the Euro during the current three month period as compared with the same period last year, was primarily responsible for the decrease.  The softer European economy caused revenue results to vary considerably by territory.  The U.K., Germany and Norway experienced strong revenue growth between the comparable periods due to continued strong demand for IT services and due to our success in these countries at providing certain technology-specific and/or vertical-specific services.  Revenue declines elsewhere were predominately related to client-specific issues, which in certain cases were driven by economic concerns, and included several canceled, delayed or completed projects.  The ongoing impact from certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressure on service providers also affected International revenues.  One of our largest clients accounted for 6% of consolidated revenues and 9% of the International division’s revenues in 2011.  As a result of a bidding process the client conducted, we were notified that our status changed to secondary provider from primary provider.  The level of overall services we provided to this client increased in 2011 as compared with 2010; however, during the second half of 2011 this client began cost-reduction initiatives, which included reductions in the level of services they purchased from us.  While we cannot predict future revenues from this client with any certainty, during the first half of 2012, this client accounted for approximately 4% of consolidated revenues and 6% of the International division’s revenues.

•      North America revenues improved 9% between the comparable periods related to the prior year negative revenue adjustments made for significant changes in estimates related to costs or scope on five fixed-price projects.  Excluding the prior year revenue adjustments, North America revenue was down approximately 3% as compared to the same period last year as increases in the level of services provided at several current clients and new project work weren’t sufficient to replace revenues from concluded projects and service-level reductions at other clients.  We believe that North America revenues have mostly stabilized as total revenues for the current three month period improved 4% over the previous three month period.  We currently expect to achieve revenue growth in future quarters, however, the rate of that growth may be slower, depending upon our ability to win more new projects, especially those that are larger in size.

Gross Profit.  Gross profit margin improved to 25.5% for the three months ended June 30, 2012, compared to 20.6% for the same period in 2011.  The revenue adjustments recorded during the prior year period had a significant negative impact on North America’s 2011 gross profit margin.  Excluding these adjustments, North America gross margin showed improvement attributable to several operational disciplines implemented during 2011, such as reducing the breadth of our service offerings and improving delivery quality.  These disciplines, in addition to the conclusion of several large fixed-price projects with low margins, contributed to gross margin improvement by reducing the impact of cost overruns and delivery inefficiencies, and lowering the division’s overall risk profile.  Gross profit margin for our International division declined, partially offsetting the gain from North America, due to decreased utilization resulting from concluded and canceled projects, reliance on more expensive subcontractor labor and pricing pressure.

Selling, general and administrative costs.  Our SG&A costs decreased $4.6 million, or 8% to $55.5 million for the three months ended June 30, 2012, from $60.1 million for the three months ended June 30, 2011, due to reduced salary and benefit costs, savings in discretionary SG&A items, as well as lower recruiting and consulting costs.

Operating income (loss).  Operating income improved to $4.7 million for the three months ended June 30, 2012, as compared to an operating loss of $27.5 million for the same period of 2011, due primarily to negative revenue adjustments of $13.4 million and goodwill impairment of $16.3 million both recorded during the prior year period, as well as the current period reduction in SG&A costs.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended June 30,		%	2012 % of	2011 % of
	2012	2011	change	revenue*	revenue*
	(In thousands)
International	$7,079	$7,217	(1.9)%	6.2%	5.7%
North America	6,123	(10,558)	158.0	4.9	(9.3)
Other	80	73	9.6	10.9	9.5
Corporate expenses	(8,397)	(7,134)	(17.7)	(3.5)	(3.0)
Unallocated expenses of discontinued operations	—	(103)	100.0	—	—
Earnings (loss) before interest, taxes and amortization	4,885	(10,505)	146.5	2.1	(4.4)
Goodwill impairment	—	(16,300)	100.0	—	(6.8)
Amortization of intangible assets	(161)	(682)	76.4	(0.1)	(0.3)
Total operating income (loss) from continuing operations	$4,724	$(27,487)	117.2%	2.0%	(11.4)%

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income declined slightly, but improved 50 basis points as a percentage of revenue related to cost initiatives begun during 2011 that resulted in reduced SG&A expenses for salaries and benefit costs, as well as discretionary items, that were partially offset by a reduction in gross profit margin due to decreased utilization, an increased reliance on more expensive subcontractor labor and pricing pressure.

•                  North America operating income increased to $6.1 million from an operating loss of $10.6 million that was largely due to the prior year negative revenue adjustments of $13.4 million for five fixed-price projects.  Current quarter operating margin also reflects delivery efficiency improvements, combined with reductions in SG&A expenses for reduced severance, discretionary items, facilities and recruiting costs.

•                  Corporate expenses increased during the current three month period primarily due to increases in stock compensation and management salaries expense.

Interest expense.  Interest expense increased $0.4 million for the three months ended June 30, 2012, compared to the same period of 2011 primarily due to $1.1 million of capitalized debt facility fees that were written off when our senior credit facility was terminated during the current quarter, and partially offset by a reduction in interest expense due to a significant reduction in our average borrowings outstanding between the comparable three month periods.

Other income (expense), net.  Other income, net was $0.7 million for the three months ended June 30, 2012, primarily due to foreign exchange gains.  For the three months ended June 30, 2011, other expense, net was $2.7 million, mainly related to a $2.6 million expense for additional acquisition-related contingent consideration.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes and income tax expense were as follows:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(5,000)	$(37,411)
Foreign	8,407	5,508
Total	$3,407	$(31,903)

Income tax expense:
U.S.	$1,399	$25,815
Foreign	1,740	1,255
Total	$3,139	$27,070

Beginning in the second quarter of 2011, due to our history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $6 million of related U.S. deferred tax expense in 2012.  In addition, we also continue to incur certain other miscellaneous U.S. current tax expense items.  During the three months ended June 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011.  Additionally, in the three months ended June 30, 2011, we had United States deferred tax expense of $1.5 million, and a deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during that period.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 25% to 33%.  In both 2012 and 2011, certain of our foreign operations benefited from the utilization of net operating loss (“NOL”) carryforwards resulting in a slightly lower than normal effective foreign tax rate.

Results of Operations — Comparison of the Six Months Ended June 30, 2012 and 2011

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2012		2011
	(Dollars in thousands)
Consulting services	$452,063	94.6%	$472,171	95.2%
Other revenue	25,954	5.4	23,729	4.8
Total revenues	$478,017	100.0%	$495,900	100.0%

Gross profit - consulting services	$109,811	24.3%	$104,803	22.2%
Gross profit - other revenue	9,098	35.1	10,542	44.4
Gross profit - total	118,909	24.9	115,345	23.3

SG&A costs	106,821	22.3	118,624	23.9
Goodwill impairment	—	—	16,300	3.3
Amortization of intangible assets	325	0.1	1,314	0.3
Operating income (loss) from continuing operations	11,763	2.5	(20,893)	(4.2)

Interest income	423	0.1	204	—
Interest expense	(4,067)	(0.9)	(3,367)	(0.7)
Other income (expense), net	114	—	(3,474)	(0.7)

Income (loss) from continuing operations before income taxes	8,233	1.7	(27,530)	(5.6)
Income tax expense	7,125	1.5	28,147	5.7

Net income (loss) from continuing operations	$1,108	0.2%	$(55,677)	(11.2)%

Revenues.  For the six months ended June 30, 2012, total revenues decreased $17.9 million, or 4% in U.S. dollars and decreased $2.0 million, or less than 1% in local currency as compared with the same period of 2011.  Excluding the impact of unfavorable currency rates, International division revenues improved 2% for the current six month period compared with the same period last year.  North America revenues decreased between the comparable periods both before and after adjusting for $13.4 million of negative revenue adjustments recorded on five fixed-price projects during the second quarter of 2011.  North America current period revenues declined as sales of new projects and additional work from existing clients have not been sufficient to offset attrition.

Revenue by segment from continuing operations was as follows:

	Six Months Ended June 30,
	2012	2011	% change
	(In thousands)
International	$237,576	$248,198	(4.3)%
North America	243,135	247,617	(1.8)
Other	1,507	1,630	n/m
Inter-segment	(4,201)	(1,545)	n/m
Total revenues	$478,017	$495,900	(3.6)%

n/m = not meaningful

•                  International revenues decreased 4% overall, but improved 2% in local currency.  The impact of unfavorable currency rates during the current six month period were offset by a small overall improvement in revenue on a local currency basis.  The softer European economy caused revenue results to vary considerably by territory.  Revenue growth remained strongest in the U.K., Germany and Norway, as well as a few other countries, due to continued demand for IT services and where we have been successful at providing certain technology-specific and/or vertical-specific services.  Revenue growth in these territories more than offset declines elsewhere that were predominately related to client-specific issues, which in certain cases were driven by economic concerns, and included several canceled, delayed or completed projects.  The ongoing impact from certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressure on service providers also affected International revenues.  One of our largest clients accounted for 6% of consolidated revenues and 9% of the International division’s revenues in 2011.  As a result of a bidding process the client conducted, we were notified that our status changed to secondary provider from primary provider.  The level of overall services we provided to this client increased in 2011 as compared with 2010; however, during the second half of 2011 this client began cost-reduction initiatives, which included reductions in the level of services they purchased from us.  While we cannot predict future revenues from this client with any certainty, during the first half of 2012, this client accounted for approximately 4% of consolidated revenues and 6% of the International division’s revenues.

•                  North America revenues decreased 2% between the comparable six month periods, however, after adjusting for $13.4 million of negative revenue adjustments made in the prior year for significant changes in estimates related to costs or scope on five fixed-price projects, North America revenues are down 7% year over year.  This decline is due to concluded projects and service-level reductions at certain clients, which were not sufficiently replaced with new project work and increases in the level of services provided at other clients.  We believe that North America revenues have mostly stabilized as total revenues have steadily improved over the last six months.  We currently expect to achieve revenue growth in future quarters, however, the rate of that growth may be slower, depending upon our ability to win more new projects, especially those that are larger in size.

Gross Profit.  Gross profit margin improved to 24.9% for the six months ended June 30, 2012, compared to 23.3% for the same period in 2011.  The revenue adjustments recorded during the prior year period had a significant negative impact on North America’s 2011 gross profit margin.  Excluding these adjustments, North America gross margin showed improvement that was realized mainly during the current quarter and was attributable to several operational disciplines implemented during 2011, such as reducing the breadth of our service offerings and improving delivery quality.  These disciplines, in addition to the conclusion of several large fixed-price projects with low margins, contributed to gross margin improvement by reducing the impact of cost overruns and delivery inefficiencies, and lowering the division’s overall risk profile.  International division gross margin declined due to decreased utilization resulting from concluded and canceled projects, reliance on more expensive subcontractor labor and pricing pressure.

Selling, general and administrative costs.  Our SG&A costs decreased $11.8 million, or 10% to $106.8 million for the six months ended June 30, 2012, from $118.6 million for the six months ended June 30, 2011, in large part due to reduced salary and benefit costs, including severance, as well as reductions in discretionary SG&A items and bad debt expenses.

Operating income (loss).  Operating income improved to $11.8 million for the six months ended June 30, 2012, as compared to an operating loss of $20.9 million for the same period of 2011, due primarily to negative revenue adjustments of $13.4 million and goodwill impairment of $16.3 million both recorded during the prior year period, as well as the current period reduction in SG&A costs.

Operating income (loss) from continuing operations by segment was as follows:

	Six Months Ended June 30,		%	2012 % of	2011 % of
	2012	2011	change	revenue*	revenue*
	(In thousands)
International	$15,491	$14,493	6.9%	6.5%	5.8%
North America	11,758	(3,095)	479.9	4.8	(1.2)
Other	130	225	(42.2)	8.6	13.8
Corporate expenses	(15,049)	(14,644)	(2.8)	(3.1)	(3.0)
Unallocated expenses of discontinued operations	(242)	(258)	6.2	(0.1)	(0.1)
Earnings (loss) before interest, taxes and amortization	12,088	(3,279)	468.6	2.5	(0.7)
Goodwill impairment	—	(16,300)	100.0	—	(3.3)
Amortization of intangible assets	(325)	(1,314)	75.3	(0.1)	(0.3)
Total operating income (loss)	$11,763	$(20,893)	156.3%	2.5%	(4.2)%

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income improved $1.0 million due to SG&A cost savings for salary and benefit costs and discretionary spending outweighing the reduction in gross profit margin resulting from decreased utilization, reliance on more expensive subcontractor labor and pricing pressure.

•                  North America operating income increased to $11.8 million from an operating loss of $3.1 million that was largely due to the prior year negative revenue adjustments of $13.4 million for five fixed-price projects, as well as reductions in SG&A expenses for discretionary items, bad debt expenses, and facilities and recruiting costs.

•                  Corporate expenses increased slightly during the current six month period due to increases in stock compensation and management salaries expense and equipment rental and maintenance, offset by decreased expenses for recruiting and consulting.

Interest expense.  Interest expense increased $0.7 million for the six months ended June 30, 2012, compared to the same period of 2011 primarily due to $1.1 million of capitalized debt facility fees that were written off when our senior credit facility was terminated during the current quarter, and partially offset by a reduction in interest expense due to a significant reduction in our average borrowings outstanding between the comparable six month periods.

Other income (expense), net.  Other income, net was $0.1 million for the six months ended June 30, 2012, compared with other expense, net of $3.5 million, for the six months ended June 30, 2011, primarily related to a $3.2 million expense for acquisition-related contingent consideration in 2011.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes and income tax expense were as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(9,331)	$(40,784)
Foreign	17,564	13,254
Total	$8,233	$(27,530)

Income tax expense:
U.S.	$2,787	$25,222
Foreign	4,338	2,925
Total	$7,125	$28,147

Beginning in the second quarter of 2011, due to our history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $6 million of related U.S. deferred tax expense in 2012.  In addition, we also continue to incur certain other miscellaneous U.S. current tax expense items.  During the three months ended June 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011.  Additionally, in the three months ended June 30, 2011, we had United States deferred tax expense of $1.5 million, and a deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during that period.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 25% to 33%.  In both 2012 and 2011, certain of our foreign operations benefited from the utilization of net operating loss (“NOL”) carryforwards resulting in a slightly lower than normal effective foreign tax rate.

Liquidity and Capital Resources

At June 30, 2012, we had an increase in working capital to $106.0 million from $92.8 million at December 31, 2011.  Our current ratio was 1.7:1 at June 30, 2012, compared to 1.5:1 at December 31, 2011.  Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our new credit agreement.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $29.1 million at June 30, 2012, compared to $65.6 million at December 31, 2011.  Our domestic cash balances are generally used to reduce our outstanding borrowings.  Typically, most of our cash balance is maintained by our foreign subsidiaries.  From time to time, we may engage in short-term loans from our foreign operations.  In order to meet the scheduled principal reduction requirements for the term loan under our previous senior credit facility, we repatriated $30 million of foreign cash to the U.S. in January 2012.  Due to our domestic NOL carryforwards, this repatriation did not result in any material current tax payments.  The repatriation reduced the available NOL carryforwards which are available to offset future U.S. taxable income.  Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries.  Effective May 7, 2012, our new credit agreement provides for foreign borrowings if needed; however, we presently have no immediate plans to borrow under this portion of the new credit agreement.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.  At June 30, 2012, we estimate we have approximately $31 million of U.S. Federal NOL carryforwards available to offset future taxable income.  Absent the availability of NOL carryforwards or tax credits, the possible tax consequences of any foreign cash repatriation could be significant.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(29,448)	$(20,730)
Investing activities	(2,918)	(6,571)
Financing activities	(33,074)	14,116
Net cash used in continuing operations	(65,440)	(13,185)

Net cash provided by (used in) discontinued operations:
Operating activities	(2,301)	(708)
Investing activities	31,461	(36)
Net cash provided by (used in) discontinued operations:	29,160	(744)
Effect of foreign exchange rate changes on cash and cash equivalents	(214)	6,389
Net decrease in cash and cash equivalents	$(36,494)	$(7,540)

Operating activities.  Cash used in operating activities from continuing operations was $29.4 million during the six months ended June 30, 2012, compared with $20.7 million for the six months ended June 30, 2011.  Changes in normal short-term working capital items, partially offset by an improvement in earnings, contributed to the overall reduction in cash from continuing operations during the current six month period as compared to same period of the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  During the six months ended June 30, 2012 and 2011, our domestic operations used $13.7 million and $10.8 million, respectively, of cash from continuing operations while our International operations used $15.7 million and $9.9 million, respectively.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter, and annual bonuses are paid during the first quarter.

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

Total accounts receivable increased to $209.5 million at June 30, 2012, from $182.4 million at December 31, 2011.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 64 days at June 30, 2012, from 53 days at December 31, 2011, an increase of 11 days, compared with DSO of 66 days at June 30, 2011 and 61 days at December 31, 2010, an increase of five days, contributing considerably to the increase in cash used by operations during the current six month period.  During each of the comparable six month periods ended June 30, 2012 and 2011, we experienced increased DSO both domestically and from our International division.  Our International division typically experiences slower receivable payments in the first half of the year with improvement in the second half of the year and their lowest DSO levels typically occur in December.  Domestic accounts receivable was higher at June 30, 2012, due to increased unbilled accounts receivable on fixed-price projects, as well as higher revenues.

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

Investing activities.  Spending on property and equipment decreased to $2.9 million during the six months ended June 30, 2012, from $5.7 million in the same period of 2011.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers.  Such investments will fluctuate from period to period.  Investing activities from discontinued operations for the six months ended June 30, 2012, consisted of current period proceeds totaling $31.5 million from the sale of our Federal division, net of transaction costs.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our credit facility.  This primarily fluctuates based on net cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility.  During the six months ended June 30, 2012, we had net payments on our long-term debt of $30.6 million primarily from the repatriation of $30 million of foreign cash to the U.S. in January and the sale of our Federal Division in March 2012, compared with net borrowings of $8.0 million for the six months ended June 30, 2012.  During the six months ended June 30, 2012, we had a cash inflow of $0.9 million for proceeds from employee stock plans, which was down from $6.3 million for the same period of 2011.

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

The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to Ciber (the “Term Loan”).  The total available borrowing base on June 30, 2012, was $56 million.  The ABL Facility matures on May 7, 2017, and the Term Loan matures on November 7, 2013.  The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting on October 31, 2012, with the balance due at maturity of the Term Loan.  As of June 30, 2012, we had $28.7 million outstanding under the ABL Facility and $7.5 million outstanding under the Term Loan.

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

If we terminate the Credit Agreement within one year of the date of the Credit Agreement, we must pay a prepayment fee equal to 1% of the amount of the ABL Facility plus the amount outstanding under the Term Loan.  Otherwise, loans under the Credit Agreement may be prepaid, in whole or in part, without premium or penalty.  In addition, the Credit Agreement contains certain mandatory prepayment provisions.  Subject to certain exceptions and conditions, we may be required to prepay the Term Loan with the net cash proceeds received from certain events, including, receipt of proceeds from a disposition of assets, a judgment or settlement, the issuance of indebtedness or the issuance of common stock or other equity interests.  In addition, a mandatory prepayment of the Term Loan is required on an annual basis in an amount equal to 50% of any excess cash flow (as defined in the Credit Agreement) less the amount of any other prepayments made that year.  The ABL Facility or any sub-facility must be prepaid to the extent that borrowings under such facility exceed the maximum availability under the ABL Facility or the applicable sub-facility.

The Credit Agreement includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month “EBITDA,” which starts at $39.2 million for April 2012, decreases over seven months to $27.6 million for November and December of 2012 and then increases over ten months to $41.4 million for October 2013; (ii) a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0; and (iii) a maximum trailing 12-month leverage ratio, which starts at 1.1 to 1.0 for April 2012, decreases over five months to 1.6 to 1.0 for September through November of 2012 and increases over 11 months to 1.0 to 1.0 for October 2013.  We are required to be in compliance with the financial covenants at the end of each calendar month until the Term Loan is repaid in full.  We are also required to be in compliance with the minimum fixed charge coverage ratio after the Term Loan is repaid in full if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility.  We must then continue to comply with the minimum fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.  We were in compliance with the financial covenants under our Credit Agreement at June 30, 2012.

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2012.  We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 5%.  We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 11.5% and 13.5% for International and North America, respectively.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values.  For our International and North America reporting units, we used enterprise value/revenue multiples of 0.6 and 0.4, respectively, and enterprise value/EBITDA multiples of approximately 7 and 5, respectively, in order to value each of our reporting units under the market approach.  In addition, the fair value under the market approach included a control premium of 33%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2012, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 70% and 12%, respectively, thus no impairment was indicated.  We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $273.6 million at June 30, 2012.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

(1) Failure of Ciber to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated fair values of our reporting units;

(2) A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of either of our reporting units below their carrying values.

Adverse changes in our market capitalization, long-term forecasts and industry growth rates could result in additional impairment charges being recorded in future periods for goodwill attributed to either of our reporting units.  Any future impairment charges would adversely affect our results of operations for those periods.

For a description of our other critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2012, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2011, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  In July 2011, the Court granted Ciber’s motion to dismiss Plaintiffs’ unfair trade practices, trade secret, fraud and unjust enrichment claims, but not the state law conspiracy claim.  On April 30, 2012, the Court granted Ciber’s motion to dismiss the Plaintiffs’ antitrust and civil RICO claims.  Ciber is not certain at this point if the Plaintiffs will attempt to pursue the remaining state law claims in state court or a federal court appeal or what claims, if any, may survive in the future.

On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia and former CFO Peter H. Cheesbrough (the “Class Action”).  The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010 and August 3, 2011 by alleged stockholder and plaintiff, Burt Weston.  The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the “Class Action Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Securities and Exchange Commission (“SEC”) Rule 10b-5.  Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011.  The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act.  Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of Ciber within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company.  The Class Action seeks, among other things:  (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper.  The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012.  Lead Plaintiffs filed an amended complaint in early April 2012.  The Class Action Defendants have filed a motion to dismiss, which is currently pending.  The Company believes that the Class Action is without merit and intends to defend against it vigorously.  There can, however, be no assurance of the outcome of these actions.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) various corporate therapeutics; (3) restitution for the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  Ciber filed a motion to dismiss, which is pending.  If that motion is denied, the Court will require a scheduling conference shortly after the ruling on the motion to dismiss.

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

We may not complete the sale of certain contracts and the related assets of our information technology outsourcing practice, or complete the sale within the timeframe we anticipate, or on the terms currently negotiated.

On July 28, 2012, we entered into an agreement to sell certain contracts and the related assets and to transfer the personnel associated with our information technology outsourcing practice to Savvis Communications Corporation (“Savvis”) for an initial purchase price of $7 million in cash.  In addition, we are entitled to receive additional future consideration of up to $13 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results, with the final amount, if any, to be determined and paid during the first quarter of 2014.  The closing of the sale is expected to occur within 60-90 days of the agreement date, and is subject to a number of closing conditions, including, among others, the requirement that we obtain numerous consents to the transaction from customers and other third parties.  If we fail to meet all conditions to closing and Savvis does not waive such conditions, the sale of these contracts and related assets and the transfer of personnel associated with our information technology outsourcing practice will not be completed.  Additionally, there can be no assurances that Savvis will not seek to renegotiate the purchase price or other terms of the sale or that adjustments pursuant to the agreement will not reduce our proceeds from the sale.

Possible post-closing adjustments to the purchase price on the sale of our former Federal division could reduce the purchase price and cause us to recognize a loss on that sale.

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  CRGT has proposed certain working capital adjustments to reduce the purchase price by approximately $6 million.  We disagree with such adjustments, and have invoked the dispute resolution mechanism under the sale agreement.  At this time, we cannot estimate the outcome of this dispute; however, such dispute could lead to a reduction in the purchase price, an increase in our expenses related to the transaction, and result in the recognition of a loss on the sale, as well as impact our cash balances.  We expect to resolve this dispute during the second half of 2012.  We will record the impact of any adjustments on the determination of the gain on sale when such amount, if any, is probable and estimable.

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

To enhance our global offshore delivery structure, we plan to continue to grow the scope of our operations in India over the next 12-18 months.  As of June 30, 2012, we had approximately 1,300 employees in India.  Concentrating our global offshore delivery structure in India presents a number of operational risks, many of which are beyond our control.  India has experienced severe weather, political instability, worker strikes and terrorist attacks.  These types of events may impair the ability of our people to safely travel to, and work in, our facilities in India.  Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur.  If any of these circumstances occurs, it may impact our ability to communicate with our personnel and clients in other locations.  In addition, down-time in any processes operated for clients may adversely affect our operations and reputation.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At June 30, 2012, the carrying value of our goodwill was $273.6 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

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
10.1

Credit Agreement, by and among Ciber, Inc., as U.S. borrower, certain foreign subsidiaries of Ciber, Inc., as European borrowers, Wells Fargo Bank, N.A., as administrative agent, lead arranger, sole arranger, sole book runner and U.K. security trustee, and the lenders from time to time party thereto, dated as of May 7, 2012.

		8-K	001-13103	5/8/2012
10.2	Guaranty and Security Agreement, by and among Ciber, Inc. and certain subsidiaries of Ciber, Inc., in favor of Wells Fargo Bank, N.A., in its capacity as administrative agent, dated May 7, 2012.	8-K	001-13103	5/8/2012
10.3*	Ciber, Inc. Employee Stock Purchase Plan, as amended and restated May 9, 2012	8-K	001-13103	5/10/2012
10.4	Asset Purchase Agreement by and between Ciber, Inc. and Savvis Communications Corporation, dated July 28, 2012		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS**	XBRL Instance Document		Furnished
101.SCH**	XBRL Taxonomy Extension Schema Document		Furnished
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document		Furnished
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

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

CIBER, INC.
(Registrant)

Date: August 7, 2012	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

	By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and Treasurer