Form 10-Q
period 2012-09-30
CIBER INC
filed 2012-11-06
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 73,541,219 shares of the registrant’s Common Stock outstanding as of October 31, 2012.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Consulting services	$203,117	$212,543	$621,613	$647,446
Other revenue	12,681	10,068	37,536	32,613
Total revenues	215,798	222,611	659,149	680,059
OPERATING EXPENSES
Cost of consulting services	153,716	157,962	465,795	492,348
Cost of other revenue	7,529	6,047	23,626	18,138
Selling, general and administrative	49,781	52,439	152,080	164,974
Goodwill impairment	—	—	—	16,300
Amortization of intangible assets	157	131	482	1,445
Total operating expenses	211,183	216,579	641,983	693,205
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	4,615	6,032	17,166	(13,146)
Interest income	149	203	572	407
Interest expense	(1,096)	(2,005)	(5,163)	(5,372)
Other income (expense), net	(449)	469	(335)	(3,005)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,219	4,699	12,240	(21,116)
Income tax expense	2,638	2,960	9,279	31,194
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	581	1,739	2,961	(52,310)
Income (loss) from discontinued operations, net of income tax	(9,896)	1,425	(10,948)	1,405
CONSOLIDATED NET INCOME (LOSS)	(9,315)	3,164	(7,987)	(50,905)
Net income attributable to noncontrolling interests	134	24	400	205
NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(9,449)	$3,140	$(8,387)	$(51,110)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.01	$0.02	$0.04	$(0.73)
Discontinued operations	(0.14)	0.02	(0.15)	0.02
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.13)	$0.04	$(0.11)	$(0.71)

Weighted average shares outstanding:
Basic	73,276	72,209	73,008	71,613
Diluted	73,647	72,609	73,498	71,613

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income (loss)	$(9,315)	$3,164	$(7,987)	$(50,905)
Gain on hedging activity, net of tax	—	62	—	151
Foreign currency translation adjustments	8,216	(14,892)	4,811	(453)
Comprehensive loss	(1,099)	(11,666)	(3,176)	(51,207)
Comprehensive income attributable to noncontrolling interests	134	24	400	210
Comprehensive loss attributable to Ciber, Inc.	$(1,233)	$(11,690)	$(3,576)	$(51,417)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$33,028	$65,567
Accounts receivable, net of allowances of $1,271 and $1,422, respectively	215,762	182,359
Prepaid expenses and other current assets	28,033	25,041
Deferred income taxes	2,577	3,302
Current assets of discontinued operations	—	21,041
Total current assets	279,400	297,310

Property and equipment, net of accumulated depreciation of $48,795 and $43,617, respectively	14,444	17,827
Goodwill	274,837	275,504
Other intangible assets, net	162	649
Other assets	9,522	5,239
Long-term assets of discontinued operations	3,350	28,541

TOTAL ASSETS	$581,715	$625,070

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$5,066	$25,571
Accounts payable	27,592	35,112
Accrued compensation and related liabilities	58,866	60,124
Deferred revenue	21,146	19,876
Income taxes payable	6,810	8,613
Other accrued expenses and liabilities	43,589	45,454
Current liabilities of discontinued operations	—	9,742
Total current liabilities	163,069	204,492

Long-term debt	36,825	41,380
Deferred income taxes	21,216	15,462
Other long-term liabilities	906	6,729
Total liabilities	222,016	268,063

Commitments and contingencies

Equity:
Ciber, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 1,063 and 1,919 shares, respectively	(6,090)	(10,998)
Additional paid-in capital	334,799	330,088
Retained earnings	32,199	44,337
Accumulated other comprehensive loss	(2,195)	(7,006)
Total Ciber, Inc. shareholders’ equity	359,458	357,166
Noncontrolling interests	241	(159)
Total equity	359,699	357,007

TOTAL LIABILITIES AND EQUITY	$581,715	$625,070

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
BALANCES AT JANUARY 1, 2012	74,487	$745	(1,919)	$(10,998)	$330,088	$44,337	$(7,006)	$(159)	$357,007
Consolidated net loss	—	—	—	—	—	(8,387)	—	400	(7,987)
Foreign currency translation	—	—	—	—	—	—	4,811	—	4,811
Treasury shares issued under employee share plans	—	—	856	4,908	—	(3,751)	—	—	1,157
Share-based compensation	—	—	—	—	4,711	—	—	—	4,711
BALANCES AT SEPTEMBER 30, 2012	74,487	$745	(1,063)	$(6,090)	$334,799	$32,199	$(2,195)	$241	$359,699

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(7,987)	$(50,905)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Loss (income) from discontinued operations	10,948	(1,405)
Goodwill impairment	—	16,300
Depreciation	5,816	6,104
Amortization of intangible assets	482	1,445
Deferred income tax expense	3,699	25,549
Provision for (recovery on) doubtful receivables	(139)	345
Share-based compensation expense	4,534	2,975
Change in fair value of acquisition-related contingent consideration	—	3,222
Amortization of debt costs	2,385	1,191
Other, net	630	(481)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,117)	20,138
Other current and long-term assets	(3,389)	(5,618)
Accounts payable	(7,773)	(19,115)
Accrued compensation and related liabilities	(1,602)	(6,078)
Other current and long-term liabilities	(7,216)	(8,640)
Income taxes payable/refundable	(1,631)	1,008
Cash used in operating activities — continuing operations	(33,360)	(13,965)
Cash provided by (used in) operating activities — discontinued operations	(1,758)	4,853
Cash used in operating activities	(35,118)	(9,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(895)
Purchases of property and equipment, net	(2,588)	(6,417)
Cash used in investing activities — continuing operations	(2,588)	(7,312)
Cash provided by (used in) investing activities — discontinued operations	30,090	(2,100)
Cash provided by (used in) investing activities	27,502	(9,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	269,633	278,138
Payments on long-term debt	(294,698)	(285,274)
Employee stock purchases and options exercised	1,157	7,025
Credit facility fees paid	(3,547)	(808)
Cash used in financing activities — continuing operations	(27,455)	(919)
Effect of foreign exchange rate changes on cash and cash equivalents	2,532	2,917
Net decrease in cash and cash equivalents	(32,539)	(16,526)
Cash and cash equivalents, beginning of period	65,567	69,329
Cash and cash equivalents, end of period	$33,028	$52,803

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

Recently Adopted Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends the disclosure requirements for the presentation of comprehensive income.  This guidance, effective retrospectively for interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income.  We have included a Consolidated Statement of Comprehensive Income (Loss) in our financial statements.  Other than the change in presentation, the adoption of this accounting guidance had no impact on our consolidated financial statements.

(2) Discontinued Operations

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  Based upon our current estimates of related working capital, we estimate the total cash proceeds will be reduced to approximately $38 million, subject to the resolution of CRGT’s proposed working capital adjustments.   In June 2012, CRGT proposed certain working capital adjustments to reduce the purchase price by approximately $6 million.  We disagreed with such adjustments and invoked the dispute resolution mechanism under the sale agreement.  As a result of our ongoing negotiations with CRGT and our current expectation of total cash proceeds of $38 million, in the third quarter of 2012 we reduced our receivable due from CRGT by approximately $1 million.  At this time, the dispute has not been resolved, but we expect a resolution during the fourth quarter of 2012.  We will record the impact of any additional adjustments on the determination of the loss on sale when such amount, if any, is probable and estimable.  We have recorded an estimated pre-tax loss on sale for the nine months ended September 30, 2012, of approximately $0.4 million.  We received net cash of approximately $35 million from CRGT in March 2012.  In connection with the sale we incurred transaction costs of $3.8 million and estimated lease exit costs of $1.6 million related to certain Federal division office space we vacated.

On July 28, 2012, we entered into an agreement to sell certain contracts and the related fixed assets and to transfer the personnel associated with our information technology outsourcing practice to Savvis Communications Corporation (“Savvis”) and accordingly, our financial position, results of operations and cash flows have been reclassified for all periods to conform to the current period presentation as a discontinued operation.  The transaction closed on October 15, 2012, for an initial purchase price of $6 million in cash.  In addition, we may receive additional future consideration of up to $14 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results, with the final amount, if any, to be determined and paid during the first quarter of 2014.  We cannot estimate the amount of the additional future consideration or its potential impact on our results of operations or financial position.  Under the agreement, we are required to indemnify Savvis for certain losses, if any, incurred by them following the closing under the customer contracts being transferred.  Cash proceeds from the sale, after estimated transaction-related costs, are expected to be approximately $3 million.  The carrying value of the tangible assets included in the transaction is approximately $7 million, and relates predominantly to property and equipment in both our North America and International segments.  Additionally, we allocated $3 million of goodwill to the assets being disposed and recorded a $7 million pre-tax loss to write-down the net assets to fair value less estimated costs to sell.  This loss is included in our loss from discontinued operations for the three months and nine months ended September 30, 2012.  The fair value is based on the sales price and is considered a level 2 non-recurring fair value measurement.  The annualized revenue related to the contracts sold under the agreement was approximately $60 million.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations, which include those associated with the information technology outsourcing practice and our former Federal division.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total revenues	$16,766	$48,115	$69,076	$140,959
Operating expenses	19,286	46,227	72,794	138,687
Operating income (loss) from discontinued operations	(2,520)	1,888	(3,718)	2,272
Interest and other expense	—	155	90	396
Income (loss) from discontinued operations before income taxes	(2,520)	1,733	(3,808)	1,876
Income tax expense	65	308	549	471
Income (loss) from discontinued operations, net of taxes	(2,585)	1,425	(4,357)	1,405

Loss on sale	(8,361)	—	(7,441)	—
Income tax benefit	(1,050)	—	(850)	—
Loss on sale, net of income taxes	(7,311)	—	(6,591)	—
Total income (loss) from discontinued operations, net of income taxes	$(9,896)	$1,425	$(10,948)	$1,405

Effective with their respective sales, the operations and cash flows of the Federal division and the information technology outsourcing practice were removed from our company.  However, in connection with the sale of the Federal division, we have retained certain historical accounts receivable as well as certain liabilities, and in connection with the sale of our information technology outsourcing practice, we retained all the net working capital assets.  Accordingly, adjustments to such items may be recorded through our results of operations in future periods.  In addition, we expect to incur post-sale general and administrative costs in connection with our former Federal business and our information technology outsourcing practice.

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$581	$1,739	$2,961	$(52,310)
Net income attributable to noncontrolling interests	134	24	400	205
Net income (loss) attributable to Ciber, Inc. from continuing operations	447	1,715	2,561	(52,515)
Income (loss) from discontinued operations, net of income tax	(9,896)	1,425	(10,948)	1,405
Net income (loss) attributable to Ciber, Inc.	$(9,449)	$3,140	$(8,387)	$(51,110)

Denominator:
Basic weighted average shares outstanding	73,276	72,209	73,008	71,613
Dilutive effect of employee stock plans	371	400	490	—
Diluted weighted average shares outstanding	73,647	72,609	73,498	71,613

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.01	$0.02	$0.04	$(0.73)
Discontinued operations	(0.14)	0.02	(0.15)	0.02
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.13)	$0.04	$(0.11)	$(0.71)

Anti-dilutive securities omitted from the calculation	8,103	8,746	8,217	8,035

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

As a result of the first step of our goodwill impairment test as of June 30, 2012, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 70% and 12%, respectively, thus no impairment was indicated.  We updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

As a result of the changes to our reportable segments effective January 1, 2012, $9.8 million of the goodwill previously attributable to our former IT Outsourcing division was allocated to our remaining divisions as follows: $1.8 million to International and $8.0 million to North America.  On July 28, 2012, we entered into an agreement to sell certain contracts and related assets associated with our information technology outsourcing practice.  As of that date, an allocation of goodwill was completed based on the relative fair value of the information technology outsourcing practice to each of the International and North America divisions, and we allocated $3.2 million of goodwill to the assets being disposed.  For further information on this sale, which closed on October 15, 2012, see note 2.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2012, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2012	$139,723	$135,781	$275,504
Amount allocated to discontinued operation	(1,100)	(2,100)	(3,200)
Effect of foreign exchange rate changes	2,533	—	2,533
Balance at September 30, 2012	$141,156	$133,681	$274,837

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

The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to Ciber (the “Term Loan”).  The total available borrowing base of the ABL Facility on October 1, 2012, was $58.4 million.  The ABL Facility matures on May 7, 2017, and the Term Loan matures on November 7, 2013.  The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting on October 31, 2012, with the balance due at maturity of the Term Loan.  As of September 30, 2012, we had $34.3 million outstanding under the ABL Facility and $7.5 million outstanding under the Term Loan.

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

The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month “EBITDA,” which was $30.9 million for September 2012 and then fluctuates monthly to a low of $27.6 million for November 2012 and then increases over 11 months to $41.4 million for October 2013; (ii) a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0; and (iii) a maximum trailing 12-month leverage ratio, which is 1.6 to 1.0 for September through November of 2012 and will increase over 11 months to 1.0 to 1.0 for October 2013.  We are required to be in compliance with the financial covenants at the end of each calendar month until the Term Loan is repaid in full.  We are also required to be in compliance with the minimum fixed charge coverage ratio after the Term Loan is repaid in full if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility.  We must then continue to comply with the minimum fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.  We were in compliance with the financial covenants under our Credit Agreement at September 30, 2012.

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

In connection with the Credit Agreement, we capitalized debt issuance costs that we are amortizing to interest expense over the terms of the borrowing arrangements.  At September 30, 2012, the balance of unamortized debt fees was $3.1 million.

The carrying value of the outstanding borrowings under our Credit Agreement approximates its fair value due to interest rates approximating current market rates as the underlying interest rates were recently set in May 2012.  We estimate the fair value of our borrowings using discounted cash flow analysis based on current rates obtained from the lender for similar types of debt.  The inputs used to establish the fair value of the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

(6) Other Income (Expense)

Other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Foreign exchange gains (losses), net	$(449)	$469	$(438)	$211
Change in fair value of acquisition-related contingent consideration	—	—	—	(3,222)
Other	—	—	103	6
Other income (expense), net	$(449)	$469	$(335)	$(3,005)

(7) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(358)	$(2,633)	$(7,715)	$(42,498)
Foreign	3,577	7,332	19,955	21,382
Total	$3,219	$4,699	$12,240	$(21,116)

Income tax expense:
U.S.	$1,509	$1,539	$4,296	$26,761
Foreign	1,129	1,421	4,983	4,433
Total	$2,638	$2,960	$9,279	$31,194

Beginning in the second quarter of 2011, due to our history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to goodwill amortization, as well as certain other miscellaneous U.S. current tax expense items.  During the nine months ended September 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011.  Additionally, we recorded a domestic deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during that period.

(8) Segment Information

Our reportable segments are our operating divisions.  At the beginning of 2012, we split what was our IT Outsourcing division (“ITO”) into our existing North America and International divisions and stopped reporting ITO separately both externally and to our chief operating decision maker.  On July 28, 2012, we entered into an agreement to sell certain contracts and related assets associated with our information technology outsourcing practice, which closed on October 15, 2012, as discussed above in note 2.  The portion of the practice covered in the agreement is reported as a discontinued operation for all periods in our consolidated financial statements and accompanying notes.  The remainder will continue to be reported within our International and North America divisions.

Our International division provides a range of IT consulting services, including ERP software implementation, application development, and systems integration and support services, with a significant emphasis on SAP-related solutions and services.  Our North America division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson.  In 2012, we also began sharing the costs of our India global solutions center with both our International and North America divisions, whereas in previous years, our India operations had been reported as part of our North America division.  All 2011 segment data has been adjusted to conform to the 2012 presentation.

The following presents financial information about our reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
International	$106,809	$113,956	$334,829	$356,117
North America	109,346	109,003	325,319	323,953
Other	802	976	2,309	2,606
Inter-segment	(1,159)	(1,324)	(3,308)	(2,617)
Total revenues	$215,798	$222,611	$659,149	$680,059

Operating income (loss) from continuing operations:
International	$4,208	$5,295	$17,923	$20,318
North America	7,825	8,242	22,443	6,772
Other	196	139	326	364
Corporate expenses	(7,517)	(7,243)	(22,482)	(21,887)
Unallocated benefits (expenses) of discontinued operations	60	(270)	(562)	(968)
Earnings before interest, taxes and amortization	4,772	6,163	17,648	4,599
Goodwill impairment	—	—	—	(16,300)
Amortization of intangible assets	(157)	(131)	(482)	(1,445)
Total operating income (loss) from continuing operations	$4,615	$6,032	$17,166	$(13,146)

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  In July 2011, the Court granted Ciber’s motion to dismiss Plaintiffs’ unfair trade practices, trade secret, fraud and unjust enrichment claims, but not the state law conspiracy claim.  On April 30, 2012, the Court granted Ciber’s motion to dismiss the Plaintiffs’ antitrust and civil RICO claims.  Camsoft subsequently filed motions to amend their complaint, or alternatively, to amend the July 2011 ruling dismissing the claims against Ciber and other defendants, and for the Judge to recuse himself.  The Court dismissed the motion to recuse but remanded remaining claims to state court.

Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals.  Given the complexity of these proceedings, we are unable to predict the outcome of this litigation.

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

(10) Subsequent Events

On November 5, 2012, we approved a corporate restructuring plan.  As a result, we anticipate recording restructuring charges in the fourth quarter of 2012 and in the first quarter of 2013.  This plan will commence in the fourth quarter of 2012 and relates primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace and create operating efficiencies.  We currently estimate the total amount of the restructuring charges to be approximately $14 million, of which approximately $4 million will be non-cash charges related to stock compensation, estimated lease exit costs and fixed-asset write-downs related to facility closures.  The estimated restructuring expenses include approximately $8 million related to personnel severance and related benefits, and approximately $6 million related to the closure of 15 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.  We expect the above restructuring activities to be completed by the end of 2013.

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

•                  Our Credit Agreement, an asset-based and term loan facility, limits our operational and financial flexibility; we also face the need to comply with financial covenants in our Credit Agreement.

•                  Possible post-closing adjustments to the purchase price on the sale of our former Federal division could reduce the purchase price and cause us to recognize an additional loss on that sale.

•                  Possible future consideration on the sale of certain contracts and assets associated with our information technology outsourcing practice may not be realized.

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

•                  Our presence in India may expose us to operational risks.

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

•                  We depend on contracts with various public sector agencies for a significant portion of our revenue and, if the spending policies or budget priorities of these agencies change, we could lose revenue.

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

For a more detailed discussion of these factors, see the information under the “Risk Factors” heading in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, our Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed with or furnished to the Securities and Exchange Commission.  We undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc.  The Federal division is reported as a discontinued operation for all periods in this Quarterly Report on Form 10-Q.  At the beginning of 2012, we split what was our IT Outsourcing division (“ITO”) into our existing North America and International divisions and stopped reporting ITO separately both externally and to our chief operating decision maker.  On July 28, 2012, we entered into an agreement to sell certain contracts and related assets associated with our information technology outsourcing practice as discussed below in “Discontinued Operations.”  This sale transaction was completed on October 15, 2012.  The portion of the practice covered in the agreement is reported as a discontinued operation for all periods in this Quarterly Report on Form 10-Q.  The remainder will continue to be reported within our International and North America divisions.

Our International division provides a range of IT consulting services, including ERP software implementation, application development, and systems integration and support services, with a significant emphasis on SAP-related solutions and services.  Our North America division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson.  In 2012, we also began sharing the costs of our India global solutions center with both our International and North America divisions, whereas in previous years, our India operations had been reported as part of our North America division.  All 2011 segment data has been adjusted to conform to the 2012 presentation.

Representing approximately half of our consolidated revenues, our International division operates primarily in Western Europe, with our largest operations located in Germany, the Netherlands and the U.K.  These operations transact business in the local currencies of the countries in which they operate.  In recent years, generally 60% to 70% of our International division’s revenue has been denominated in Euros, 10% to 15% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

The market demand for Ciber’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve.  In the last three to four years, economic recession and volatile economic conditions have negatively impacted many of our existing and prospective clients and caused fluctuations in their IT spending behaviors.  In 2011, economic conditions began to have a greater negative impact on clients in a number of our International division’s territories.  The pace of technological advancement, as well as changes in business requirements and practices of our clients, all have a significant impact on the demand for the services that we provide.

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence.  Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges.  In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives.  These initiatives have included going to third-party vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited Ciber, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients.  The pricing environment continues to be extremely competitive.  A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors.  Another issue that has had and continues to have an impact on our revenues and profitability involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work.  Over the past year, we have tightened our standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance.  However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth.  Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full.  The impact of project cancellations cannot be accurately predicted and bad debt expense may differ significantly from our estimates, and any such events may negatively impact our results of operations.

On November 5, 2012, we approved a corporate restructuring plan.  As a result, we anticipate recording restructuring charges in the fourth quarter of 2012 and in the first quarter of 2013.  This plan will commence in the fourth quarter of 2012 and relates primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace and create operating efficiencies.  We currently estimate the total amount of the restructuring charges to be approximately $14 million, of which approximately $4 million will be non-cash charges related to stock compensation, estimated lease exit costs and fixed-asset write-downs related to facility closures.  The estimated restructuring expenses include approximately $8 million related to personnel severance and related benefits, and approximately $6 million related to the closure of 15 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.  We expect the above restructuring activities to be completed by the end of 2013.  Pre-tax savings from the initiatives of approximately $7 million in 2013 and $11 million in 2014 and each year thereafter are expected.

Discontinued Operations

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  Based upon our current estimates of related working capital, we estimate the total cash proceeds will be reduced to approximately $38 million, subject to the resolution of CRGT’s proposed working capital adjustments.  In June 2012, CRGT proposed certain working capital adjustments to reduce the purchase price by approximately $6 million.  We disagreed with such adjustments and invoked the dispute resolution mechanism under the sale agreement.  As a result of our ongoing negotiations with CRGT and our current expectation of total cash proceeds of $38 million, we reduced our receivable due from CRGT by approximately $1 million.  At this time, the dispute has not been resolved, but we expect a resolution during the fourth quarter of 2012.  We will record the impact of any additional adjustments on the determination of the loss on sale when such amount, if any, is probable and estimable.  We have recorded an estimated pre-tax loss on sale for the nine months ended September 30, 2012, of approximately $0.4 million.  We received net cash of approximately $35 million from CRGT in March 2012.  In connection with the sale we incurred transaction costs of $3.8 million and estimated lease exit costs of $1.6 million related to certain Federal division office space we vacated.

On July 28, 2012, we entered into an agreement to sell certain contracts and the related fixed assets and to transfer the personnel associated with our information technology outsourcing practice to Savvis Communications Corporation (“Savvis”) and accordingly, our financial position, results of operations and cash flows have been reclassified for all periods to conform to the current period presentation as a discontinued operation.  The transaction closed on October 15, 2012, for an initial purchase price of $6 million in cash.  In addition, we may receive additional future consideration of up to $14 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results, with the final amount, if any, to be determined and paid during the first quarter of 2014.  We cannot estimate the amount of the additional future consideration or its potential impact on our results of operations or financial position.  Under the agreement, we are required to indemnify Savvis for certain losses, if any, incurred by them following the closing under the customer contracts being transferred.  Cash proceeds from the sale, after estimated transaction-related costs, are expected to be approximately $3 million.  The carrying value of the tangible assets included in the transaction is approximately $7 million, and relates predominantly to property and equipment in both our North America and International segments.  Additionally, we allocated $3 million of goodwill to the assets being disposed and recorded a $7 million pre-tax loss to write-down the net assets to fair value less estimated costs to sell.  This loss is included in our loss from discontinued operations for the three months and nine months ended September 30, 2012.  The fair value is based on the sales price and is considered a level 2 non-recurring fair value measurement.  The annualized revenue related to the contracts sold under the agreement was approximately $60 million.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations, which include those associated with the information technology outsourcing practice and our former Federal division.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total revenues	$16,766	$48,115	$69,076	$140,959
Operating expenses	19,286	46,227	72,794	138,687
Operating income (loss) from discontinued operations	(2,520)	1,888	(3,718)	2,272
Interest and other expense	—	155	90	396
Income (loss) from discontinued operations before income taxes	(2,520)	1,733	(3,808)	1,876
Income tax expense	65	308	549	471
Income (loss) from discontinued operations, net of taxes	(2,585)	1,425	(4,357)	1,405

Loss on sale	(8,361)	—	(7,441)	—
Income tax benefit	(1,050)	—	(850)	—
Loss on sale, net of income taxes	(7,311)	—	(6,591)	—
Total income (loss) from discontinued operations, net of income taxes	$(9,896)	$1,425	$(10,948)	$1,405

Effective with their respective sales, the operations and cash flows of the Federal division and the information technology outsourcing practice were removed from our company.  However, in connection with the sale of the Federal division, we have retained certain historical accounts receivable as well as certain liabilities, and in connection with the sale of our information technology outsourcing practice, we retained all the net working capital assets.  Accordingly, adjustments to such items may be recorded through our results of operations in future periods.  In addition, we expect to incur post-sale general and administrative costs in connection with our former Federal business and our information technology outsourcing practice.

Results of Operations — Comparison of the Three Months Ended September 30, 2012 and 2011

The following table and related discussion provide information about our consolidated financial results for the periods presented.  At the end of 2011, our Federal division was classified as a discontinued operation.  In the current quarter, a portion of our information technology outsourcing practice has also been classified as a discontinued operation and therefore both are excluded in the results from our continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2012		2011
	(Dollars in thousands)
Consulting services	$203,117	94.1%	$212,543	95.5%
Other revenue	12,681	5.9	10,068	4.5
Total revenues	$215,798	100.0%	$222,611	100.0%

Gross profit - consulting services	$49,401	24.3%	$54,581	25.7%
Gross profit - other revenue	5,152	40.6	4,021	39.9
Gross profit - total	54,553	25.3	58,602	26.3

SG&A costs	49,781	23.1	52,439	23.6
Amortization of intangible assets	157	0.1	131	0.1
Operating income from continuing operations	4,615	2.1	6,032	2.7

Interest income	149	0.1	203	0.1
Interest expense	(1,096)	(0.5)	(2,005)	(0.9)
Other income (expense), net	(449)	(0.2)	469	0.2

Income from continuing operations before income taxes	3,219	1.5	4,699	2.1
Income tax expense	2,638	1.2	2,960	1.3

Net income from continuing operations	$581	0.3%	$1,739	0.8%

Revenues.  For the three months ended September 30, 2012, total revenues decreased $7 million, or 3% in U.S. dollars due to unfavorable currency rates in our International division.  On a local currency basis, revenues increased $4 million, or 2% as compared with the three months ended September 30, 2011, due entirely to revenue growth in our International division as North America revenues were flat.

Revenue by segment from continuing operations was as follows:

	Three Months Ended September 30,
	2012	2011	% change
	(In thousands)
International	$106,809	$113,956	(6.3)%
North America	109,346	109,003	0.3
Other	802	976	n/m
Inter-segment	(1,159)	(1,324)	n/m
Total revenues	$215,798	$222,611	(3.1)%

n/m = not meaningful

•                  International revenues decreased 6% overall or improved by 3% in local currency.  A significant weakening of the Euro during the current three month period as compared with the same period last year, was primarily responsible for the decrease.  Three of our fastest growing countries, Germany, Norway and the U.K., which compromised approximately 40% of International revenues, experienced revenue growth between the comparable periods due to continued demand for IT services.  Additionally, revenue in several territories benefited from improved current period sales of software licenses.  A decline in revenue in other countries as well as the reduction in revenue at one of our largest clients, offset some of the above growth.  International revenues continue to be impacted by certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressure on service providers.  Our largest European client accounted for 9% of the International division’s revenues and 6% of consolidated revenues in 2011.  As a result of a bidding process the client conducted, we were notified that our status changed to secondary provider from primary provider and, during the second half of 2011, this client began cost-reduction initiatives.  These initiatives included reductions in the level of services that they purchased from us.  While we cannot predict future revenues from this client with any certainty, revenues from this client are down 34% in the three months ended September 30, 2012, compared to the comparable prior year period.  This decline represents almost half of our overall reported revenue decline in our International segment.  During the third quarter of 2012, this client accounted for approximately 6% of the International division’s revenues and 4% of consolidated revenues.

•                  North America revenues were flat between the comparable periods as increases in the level of services provided at several current clients, especially for application development services, and project work for new clients were offset by revenue attrition primarily from several concluded state and local government projects, as well as service-level reductions at other clients.

Gross Profit.  Gross profit margin declined to 25.3% for the three months ended September 30, 2012, compared to 26.3% for the same period in 2011.  North America gross margin declined due to pricing pressure on some of the additional work at existing clients, and higher margin revenue attrition, both of which were partially offset by improved utilization.  Gross profit margin for our International division declined due to reduced consultant utilization.

Selling, general and administrative costs.  Our SG&A costs decreased $2.7 million, or 5% to $49.8 million for the three months ended September 30, 2012, from $52.4 million for the three months ended September 30, 2011.  Foreign currency accounted for a significant portion of the decline, and North America SG&A savings also contributed.

Operating income.  Operating income decreased to $4.6 million for the three months ended September 30, 2012, as compared to $6.0 million for the same period of 2011, due primarily to reduced gross profit margins in both divisions, partially offset by reduced SG&A costs.

Operating income from continuing operations by segment was as follows:

	Three Months Ended September 30,		%	2012 % of	2011 % of
	2012	2011	change	revenue*	revenue*
	(In thousands)
International	$4,208	$5,295	(20.5)%	3.9%	4.6%
North America	7,825	8,242	(5.1)	7.2	7.6
Other	196	139	n/m	24.4	14.2
Corporate expenses	(7,517)	(7,243)	(3.8)	(3.5)	(3.3)
Unallocated benefits (expenses) of discontinued operations	60	(270)	n/m	—	(0.1)
Earnings before interest, taxes and amortization	4,772	6,163	(22.6)	2.2	2.8
Amortization of intangible assets	(157)	(131)	(19.8)	(0.1)	(0.1)
Total operating income from continuing operations	$4,615	$6,032	(23.5)%	2.1%	2.7%

n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income declined to $4.2 million compared to $5.3 million for the three months ended September 30, 2011, due to the decrease in gross profit margin from reduced consultant utilization that was partially offset by a reduction in SG&A costs mainly due to currency changes.

•                  North America operating income decreased to $7.8 million from $8.2 million in the prior year period.  Reduced gross margin was partially offset by reductions in SG&A expenses mainly for severance, legal fees and facilities costs.

•                  Corporate expenses increased during the current three month period primarily due to an increase in stock compensation expense.

Interest expense.  Interest expense decreased $0.9 million for the three months ended September 30, 2012, compared to the same period of 2011 primarily due to a significant reduction in our average borrowings outstanding, as well as a lower interest rate on our new credit facility entered into in May 2012.

Other income (expense), net.  Other expense, net was $0.4 million for the three months ended September 30, 2012, compared to other income, net of $0.5 million for the three months ended September 30, 2011.  This change was due entirely to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(358)	$(2,633)
Foreign	3,577	7,332
Total	$3,219	$4,699

Income tax expense:
U.S.	$1,509	$1,539
Foreign	1,129	1,421
Total	$2,638	$2,960

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

Results of Operations — Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table and related discussion provide information about our consolidated financial results for the periods presented.  At the end of 2011, our Federal division was classified as a discontinued operation.  In the current period, a portion of our information technology outsourcing practice has also been classified as a discontinued operation and therefore both are excluded in the results from our continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2012		2011
	(Dollars in thousands)
Consulting services	$621,613	94.3%	$647,446	95.2%
Other revenue	37,536	5.7	32,613	4.8
Total revenues	$659,149	100.0%	$680,059	100.0%

Gross profit - consulting services	$155,818	25.1%	$155,098	24.0%
Gross profit - other revenue	13,910	37.1	14,475	44.4
Gross profit - total	169,728	25.7	169,573	24.9

SG&A costs	152,080	23.1	164,974	24.3
Goodwill impairment	—	—	16,300	2.4
Amortization of intangible assets	482	0.1	1,445	0.2
Operating income (loss) from continuing operations	17,166	2.6	(13,146)	(1.9)

Interest income	572	0.1	407	0.1
Interest expense	(5,163)	(0.8)	(5,372)	(0.8)
Other expense, net	(335)	(0.1)	(3,005)	(0.4)

Income (loss) from continuing operations before income taxes	12,240	1.9	(21,116)	(3.1)
Income tax expense	9,279	1.4	31,194	4.6

Net income (loss) from continuing operations	$2,961	0.4%	$(52,310)	(7.7)%

Revenues.  For the nine months ended September 30, 2012, total revenues decreased $21 million, or 3% in U.S. dollars due to unfavorable currency rates in our International division.  On a local currency basis, revenues increased $6 million, or approximately 1% as compared with the same period of 2011.  International division revenues improved 2% in local currency for the current nine month period compared with the same period last year.  In June 2011, North America recorded negative revenue adjustments on five fixed-price contracts.  Due to these negative adjustments, North America current period revenues are slightly improved in comparison to the prior year period.  Excluding the impact of these negative revenue adjustments in the prior period, North America current period revenues declined as sales of new projects and additional work from existing clients have not been sufficient to offset attrition.

Revenue by segment from continuing operations was as follows:

	Nine Months Ended September 30,
	2012	2011	% change
	(In thousands)
International	$334,829	$356,117	(6.0)%
North America	325,319	323,953	0.4
Other	2,309	2,606	n/m
Inter-segment	(3,308)	(2,617)	n/m
Total revenues	$659,149	$680,059	(3.1)%

n/m = not meaningful

•                  International revenues decreased 6% overall, but improved approximately 2% in local currency.  The softer European economy caused revenue results to vary considerably by territory.  Revenue growth was strongest in the U.K. and Norway, which comprised approximately 25% of International revenues, due to continued demand for IT services where we have been successful at providing certain technology-specific and/or vertical-specific services.  Additionally, revenue in several territories benefited from improved current period sales of software licenses.  Revenue growth in these territories offset declines elsewhere that were predominately related to client-specific issues, which in certain cases were driven by economic concerns, and included canceled, delayed or completed projects.

International revenues continue to be impacted by certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressure on service providers.  Our largest European client accounted for 9% of the International division’s revenues and 6% of consolidated revenues in 2011.  As a result of a bidding process the client conducted, we were notified that our status changed to secondary provider from primary provider and, during the second half of 2011, this client began cost-reduction initiatives.  These initiatives included reductions in the level of services that they purchased from us.  While we cannot predict future revenues from this client with any certainty, revenues from this client are down 41% in the nine months ended September 30, 2012, compared to the comparable prior year period.  This decline represents over half of our overall decline in our International segment.  During the first nine months of 2012, this client accounted for approximately 6% of the International division’s revenues and 4% of consolidated revenues.

•                  North America revenues improved slightly between the comparable nine month periods.  Excluding the impact of the negative revenue adjustments made in the prior year for significant changes in estimates related to costs or scope on five fixed-price projects, North America revenues are down approximately 3% year over year.  This decline is due to concluded projects, a number of which were for state and local government clients, and service-level reductions at certain other clients, all of which not being sufficiently replaced with new project work and increases in the level of services provided at other clients.

Gross Profit.  Gross profit margin improved to 25.7% for the nine months ended September 30, 2012, compared to 24.9% for the same period in 2011.  The revenue adjustments recorded during the prior year period had a significant negative impact on North America’s 2011 gross profit margin.  Excluding these adjustments, North America gross margin showed some improvement attributable to operational disciplines implemented during 2011, such as reducing the breadth of our service offerings, improving delivery quality and utilization.  Gross profit margin for our International division declined due to decreased utilization, increased use of more expensive subcontractor labor, and client pricing pressure.

Selling, general and administrative costs.  Our SG&A costs decreased $12.9 million, or 8% to $152.1 million for the nine months ended September 30, 2012, from $165.0 million for the nine months ended September 30, 2011.  Foreign currency, reductions in discretionary SG&A items, and lower bad debt expense all contributed to the overall decrease.

Operating income (loss).  Operating income improved to $17.2 million for the nine months ended September 30, 2012, as compared to an operating loss of $13.1 million for the same period of 2011, due primarily to negative revenue adjustments on five fixed-price contracts and goodwill impairment of $16.3 million both recorded during the prior year period.

Operating income (loss) from continuing operations by segment was as follows:

	Nine Months Ended September 30,		%	2012 % of	2011 % of
	2012	2011	change	revenue*	revenue*
	(In thousands)
International	$17,923	$20,318	(11.8)%	5.4%	5.7%
North America	22,443	6,772	231.4	6.9	2.1
Other	326	364	n/m	14.1	14.0
Corporate expenses	(22,482)	(21,887)	(2.7)	(3.4)	(3.2)
Unallocated expenses of discontinued operations	(562)	(968)	n/m	(0.1)	(0.1)
Earnings before interest, taxes and amortization	17,648	4,599	283.7	2.7	0.7
Goodwill impairment	—	(16,300)	100.0	—	(2.4)
Amortization of intangible assets	(482)	(1,445)	66.6	(0.1)	(0.2)
Total operating income (loss)	$17,166	$(13,146)	230.6%	2.6%	(1.9)%

n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income decreased to $17.9 million from $20.3 million as the reduction in gross profit margin was partially offset by a decline in SG&A costs that was primarily related to foreign currency and reductions in management salaries.

•                  North America operating income increased to $22.4 million from $6.8 million in the prior year that was due primarily to the prior year negative revenue adjustments for five fixed-price projects, as well as reductions in SG&A costs for discretionary items, facilities and external recruiting costs.

•                  Corporate expenses increased during the current nine month period due to increases in stock compensation expense and equipment rental and maintenance, offset by decreased expenses for recruiting and consulting.

Interest expense.  Interest expense decreased $0.2 million for the nine months ended September 30, 2012, compared to the same period of 2011.  The current period includes the write-off of $1.1 million of capitalized debt facility fees related to our senior credit facility that was terminated during the second quarter of 2012.  Excluding the write-off, interest expense decreased due to a significant reduction in our average borrowings outstanding between the comparable nine month periods, slightly offset by an increase in average interest rates.

Other expense, net.  Other expense, net was $0.3 million for the nine months ended September 30, 2012, compared with$3.0 million, for the nine months ended September 30, 2011, primarily related to a $3.2 million expense for acquisition-related contingent consideration in 2011.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(7,715)	$(42,498)
Foreign	19,955	21,382
Total	$12,240	$(21,116)

Income tax expense:
U.S.	$4,296	$26,761
Foreign	4,983	4,433
Total	$9,279	$31,194

Beginning in the second quarter of 2011, due to our history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $6 million of related U.S. deferred tax expense in 2012.  In addition, we also continue to incur certain other miscellaneous U.S. current tax expense items.  During the nine months ended September 30, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets as of April 1, 2011.  Additionally, we recorded a domestic deferred tax benefit of $4.4 million related to the non-cash goodwill impairment charge recognized during that period.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 25% to 33%.  In both 2012 and 2011, certain of our foreign operations benefited from the utilization of “NOL” carryforwards.

Liquidity and Capital Resources

At September 30, 2012, we had an increase in working capital to $116.3 million from $92.8 million at December 31, 2011.  Our current ratio was 1.7:1 at September 30, 2012, compared to 1.5:1 at December 31, 2011.  Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity under our new credit agreement.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $33.0 million at September 30, 2012, compared to $65.6 million at December 31, 2011.  Our domestic cash balances are generally used to reduce our outstanding borrowings.  Typically, most of our cash balance is maintained by our foreign subsidiaries.  From time to time, we may engage in short-term loans from our foreign operations.  In order to meet the scheduled principal reduction requirements for the term loan under our previous senior credit facility, we repatriated $30 million of foreign cash to the U.S. in January 2012.  Due to our domestic NOL carryforwards, this repatriation did not result in any material current tax payments.  The repatriation reduced the available NOL carryforwards which are available to offset future U.S. taxable income.  Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries.  Effective May 7, 2012, our new credit agreement provides for foreign borrowings if needed; however, we presently have no immediate plans to borrow under this portion of the new credit agreement.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.  At September 30, 2012, we estimate we have approximately $41 million of U.S. Federal NOL carryforwards available to offset future taxable income.  Absent the availability of NOL carryforwards or tax credits, the possible tax consequences of any foreign cash repatriation could be significant.

As previously mentioned, we approved a corporate restructuring plan on November 5, 2012.  Related to the execution of this plan, we currently estimate that we will have cash outlays of approximately $5 million in the fourth quarter of 2012 and $5 million in 2013.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash used in continuing operations:
Operating activities	$(33,360)	$(13,965)
Investing activities	(2,588)	(7,312)
Financing activities	(27,455)	(919)
Net cash used in continuing operations	(63,403)	(22,196)

Net cash provided by (used in) discontinued operations:
Operating activities	(1,758)	4,853
Investing activities	30,090	(2,100)
Net cash provided by discontinued operations:	28,332	2,753
Effect of foreign exchange rate changes on cash and cash equivalents	2,532	2,917
Net decrease in cash and cash equivalents	$(32,539)	$(16,526)

Operating activities.  Cash used in operating activities from continuing operations was $33.4 million during the nine months ended September 30, 2012, compared with $14.0 million for the nine months ended September 30, 2011.  Changes in normal short-term working capital items, partially offset by an improvement in earnings, contributed to the overall reduction in cash from continuing operations during the current nine month period as compared to the same period of the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  During the nine months ended September 30, 2012 and 2011, our domestic operations used $18.4 million and $9.7 million, respectively, of cash from continuing operations while our International operations used $15.0 million and $4.3 million, respectively.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable increased to $215.8 million at September 30, 2012, from $182.4 million at December 31, 2011.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 66 days at September 30, 2012, from 53 days at December 31, 2011, an increase of 13 days, compared with DSO of 60 days at September 30, 2011 and 61 days at December 31, 2010, a decrease of 1 day, contributing considerably to the increase in cash used by operations during the current nine month period.  During the nine months ended September 30, 2012 , we experienced increased DSO both domestically and from our International division.  The increase in DSO in our International division was due to the seasonality in that business previously mentioned.  Domestic DSO was higher at September 30, 2012, due to higher trailing revenues, increased unbilled accounts receivable on certain  fixed-price projects, as well as longer payment terms with a large client that had increased incremental revenue during the current period.

Accrued compensation and related liabilities fluctuate from period to period based on a couple of primary factors, including the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments.  Bonuses are typically accrued throughout the year, and paid either quarterly or annually, based on the applicable bonus program associated with an employee’s role and country in which he or she works.  As such, bonus accruals can fluctuate from quarter to quarter.  Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

Investing activities.  Spending on property and equipment decreased to $2.6 million during the nine months ended September 30, 2012, from $6.4 million in the same period of 2011.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers.  Such investments will fluctuate from period to period.  Investing activities from discontinued operations for the nine months ended September 30, 2012, consisted primarily of current period net proceeds totaling $31.5 million from the sale of our Federal division offset by $1.0 million of transaction costs associated with the sale of our information technology outsourcing practice.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our credit facility.  This primarily fluctuates based on net cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility.  During the nine months ended September 30, 2012, we had net payments on our long-term debt of $25.1 million primarily from the repatriation of $30 million of foreign cash to the U.S. in January and the sale of our Federal Division in March 2012, compared with net payments of $7.1 million for the nine months ended September 30, 2011.  Additionally, associated with our new credit agreement, we incurred a cash outflow of $3.5 million for credit facility fees.  During the nine months ended September 30, 2012, we had a cash inflow of $1.2 million for proceeds from employee stock plans, which was down from $7.0 million for the same period of 2011.

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

The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to Ciber (the “Term Loan”).  The total available borrowing base of the ABL Facility on October 1, 2012, was $58.4 million.  The ABL Facility matures on May 7, 2017, and the Term Loan matures on November 7, 2013.  The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting on October 31, 2012, with the balance due at maturity of the Term Loan.  As of September 30, 2012, we had $34.3 million outstanding under the ABL Facility and $7.5 million outstanding under the Term Loan.

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

The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month “EBITDA,” which was $30.9 million for September 2012 and then fluctuates monthly to a low of $27.6 million for November 2012 and then increases over 11 months to $41.4 million for October 2013; (ii) a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0; and (iii) a maximum trailing 12-month leverage ratio, which is 1.6 to 1.0 for September through November of 2012 and will increase over 11 months to 1.0 to 1.0 for October 2013.  We are required to be in compliance with the financial covenants at the end of each calendar month until the Term Loan is repaid in full.  We are also required to be in compliance with the minimum fixed charge coverage ratio after the Term Loan is repaid in full if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility.  We must then continue to comply with the minimum fixed charge coverage ratio until (1) no event of default is continuing and    (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.  We were in compliance with the financial covenants under our Credit Agreement at September 30, 2012.

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

As a result of the first step of our goodwill impairment test as of June 30, 2012, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 70% and 12%, respectively, thus no impairment was indicated.  We updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $274.8 million at September 30, 2012.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2012, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2011, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment and conspiracy claims.  The suit has many of the same parties that were involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations and has filed a comprehensive motion to dismiss all claims, state and federal.  In July 2011, the Court granted Ciber’s motion to dismiss Plaintiffs’ unfair trade practices, trade secret, fraud and unjust enrichment claims, but not the state law conspiracy claim.  On April 30, 2012, the Court granted Ciber’s motion to dismiss the Plaintiffs’ antitrust and civil RICO claims.    Camsoft subsequently filed motions to amend their complaint, or alternatively, to amend the July 2011 ruling dismissing the claims against Ciber and other defendants, and for the Judge to recuse himself.  The Court dismissed the motion to recuse but remanded remaining claims to state court.  Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals.  Given the complexity of these proceedings, we are unable to predict the outcome of this litigation.

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

To improve our delivery execution, resource utilization, decision making process and cash collection cycle, we changed our internal operational regimes.  As with any organization with over 6,600 employees and contractors, effecting significant changes in operational regimes and corporate culture can be challenging.  If we are unable to instill the appropriate operational regimes and gain the anticipated improvements, we may not be able to increase our profitability, improve our cash flow and strengthen our balance sheet.

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

On November 5, 2012, we approved a restructuring plan to consolidate our real estate portfolio, as well as simplify our business processes, move decision-making closer to the marketplace and create operating efficiencies.  While the steps proposed in the plan will eliminate certain costs, there can be no assurance that we will achieve the cost savings estimated or that we will not encounter the need to spend additional amounts to meet our contractual obligations.

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

We operate in a highly competitive industry that includes a large number of participants.  We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large offshore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment or service area.  Many of the companies that provide services in our industry have significantly greater financial, technical, offshore and marketing resources than we do.  In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide.  Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions to clients at lower costs or on more attractive terms.  Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services.  For example, as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the significant client that accounted for 9% of total International division revenue in 2011 has reduced the level of services purchased from us and, as a result, revenue from this client will be significantly less in 2012.  In particular, our ability to improve our profitability is related to our ability to move additional work to our lower-cost, offshore Global Solutions Centers and, specifically, to expand our presence in India and to integrate India into our services delivery.

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

Our Credit Agreement, an asset-based and term loan facility, limits our operational and financial flexibility; we also face the need to comply with financial covenants in our Credit Agreement.

We and certain of our European subsidiaries have entered into a Credit Agreement that provides for (1) an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to Ciber.  Ciber’s obligations under the Credit Agreement are secured by substantially all the assets of Ciber and its subsidiaries, and the obligations of the European subsidiary borrowers under the Credit Agreement are secured by substantially all the assets of Ciber and such subsidiaries.

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

Possible post-closing adjustments to the purchase price on the sale of our former Federal division could reduce the purchase price and cause us to recognize an additional loss on that sale.

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for an aggregate sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing.  Based upon our current estimates of related working capital, we estimate the total cash proceeds will be reduced to approximately $38 million, subject to the resolution of CRGT’s proposed working capital adjustments.  In June 2012, CRGT proposed certain working capital adjustments to reduce the purchase price by approximately $6 million.  We disagreed with such adjustments and invoked the dispute resolution mechanism under the sale agreement.  As a result of our ongoing negotiations with CRGT and our current expectation of total cash proceeds of $38 million, we reduced our receivable due from CRGT by approximately $1 million.  We currently have recorded an estimated pre-tax loss on sale for the nine months ended September 30, 2012, of approximately $0.4 million.  At this time, the dispute has not been resolved, but we expect a resolution during the fourth quarter of 2012.  We will record the impact of any additional adjustments on the determination of the loss on sale when such amount, if any, is probable and estimable.

Possible future consideration on the sale of certain contracts and assets associated with our information technology outsourcing practice may not be realized.

On July 28, 2012, we entered into an agreement to sell certain contracts and the related assets and to transfer the personnel associated with our information technology outsourcing practice to Savvis.  The transaction closed on October 15, 2012, for an initial purchase price of $6 million in cash.  In addition, we may receive potential additional future consideration of up to $14 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results.  We cannot estimate the amount of the additional future consideration or its potential impact on our results of operations or financial position.

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

Some fixed-price engagements are long-term contracts of three to five years and estimating future year costs on such engagements is extremely difficult and subject to additional risks.  Often our cost estimates and pricing from outsourcing projects anticipate long-term cost savings from transformational and other initiatives that we expect to benefit from over the term of the outsourcing contract.  There is a risk that we will fail to accurately estimate the costs of performing our services, and that we will underprice our contracts causing an adverse effect on our profits.

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

Our presence in India may expose us to operational risks.

To enhance our global offshore delivery structure, we have a presence in India.  As of September 30, 2012, we had approximately 1,000 employees in India.  Concentrating our global offshore delivery structure in India presents a number of operational risks, many of which are beyond our control.  India has experienced severe weather, political instability, worker strikes and terrorist attacks.  These types of events may impair the ability of our people to safely travel to, and work in, our facilities in India.  Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur.  If any of these circumstances occurs, it may impact our ability to communicate with our personnel and clients in other locations.  In addition, down-time in any processes operated for clients may adversely affect our operations and reputation.

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

•                  costs related to the Federal division and information technology outsourcing practice previous to their respective sales, as well as any additional post-sale costs we may incur;

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At September 30, 2012, the carrying value of our goodwill was $274.8 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value.  These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, will cause goodwill to be considered impaired, and would result in a non-cash impairment charge in our consolidated statement of operations.

We have recorded several goodwill impairment charges over the years.  The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our divisions during the next five years and beyond.  If our operating divisions cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge.  There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability.  Given fluctuations in the global economic conditions affecting our industry and impacting our clients and their use of our services, we cannot be certain that goodwill impairment will not be required during future periods.

We depend on contracts with various public sector agencies for a significant portion of our revenue and, if the spending policies or budget priorities of these agencies change, we could lose revenue.

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

		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
10.1	Asset Purchase Agreement by and between Ciber, Inc. and Savvis Communications Corporation, dated July 28, 2012	10-Q	001-13103	8/7/2012
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS**	XBRL Instance Document		Furnished
101.SCH**	XBRL Taxonomy Extension Schema Document		Furnished
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document		Furnished
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIBER, INC.
(Registrant)

Date: November 6, 2012	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

	By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and Treasurer