Form 10-K
period 2012-12-31
CIBER INC
filed 2013-02-26
CIK 918581

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 29, 2012, was $288,988,159 based on the closing price of the registrant's Common Stock of $4.31 per share reported on the New York Stock Exchange on such date.

         As of February 15, 2013, there were 73,896,165 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Shareholders to be held on May 8, 2013, are incorporated by reference into Part III of this Report.

Ciber, Inc.
Form 10-K

Part I

Disclosure Regarding Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts and may include financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, and expectations with respect to future operations, products, and services, and statements regarding future performance of one or more aspects of our business. We intend forward-looking statements to be identified by words such as "anticipate," "believe," "expect," "estimate," "intend," "may," "opportunity," "plan," "potential," "project," "should," and similar expressions. Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks discussed or identified below in a section titled "Risk Factors." As we may update those Risk Factors from time to time, please consult our public filings at www.sec.gov or www.ciber.com. We do not undertake any obligation to update or revise any forward-looking information or statements.

        In this Annual Report on Form 10-K, references to "we," "our," "us," "the Company," or "Ciber" refer to Ciber, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Item 1.    Business

Overview

        Ciber is a leading global information technology ("IT") company with nearly 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With 65 offices worldwide operating on four continents and over 60 supplier partners, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. The three pillars of our business include Application Development and Maintenance ("ADM"), Ciber Managed Services ("CMS"), and Independent Software Vendor relationships ("ISVs"). At Ciber, we take a client-focused, personalized service approach that includes the building of long-term relationships, creation of custom tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients' needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

Expertise and Capabilities:

  •
  Ciber Services:  We offer application development and management, IT strategy and project management, business intelligence and performance management, quality assurance and testing, cloud computing and mobility. In addition, we offer enterprise resource planning ("ERP") and customer relationship management ("CRM") solutions.

  •
  Key Partnerships:  Gold and platinum level partnerships with key technology partners such as Oracle, SAP, Infor (Lawson), Salesforce.com, IBM, and Microsoft enable our consultants to offer unique expertise to our clients. Our clients also benefit from our infrastructure outsourcing partnerships that allow us to provide the full life cycle of IT services.

  •
  Vertical Markets:  Ciber has experience in a wide variety of industries and has developed deep domain expertise and customized, in-depth technology solutions and best practices for Global

    2000 blue-chip companies in industries such as manufacturing, healthcare and life sciences, communications, energy and utilities, financial services, and the public sector.

  •
  Integrated Global Delivery:  With seven global delivery centers in the U.S., India, Germany, Poland, the Netherlands, and Vietnam, Ciber's robust globally integrated delivery network is equipped to provide solutions onsite, offsite, onshore, near-shore or in a blended combination that optimizes efficiency, investment and speed to value.

IT Industry Background

        We participate in a large and growing marketplace. In order to respond efficiently to an ever-changing business environment, many IT departments have shifted all or a portion of their IT function to outside service providers operating with global delivery models. The worldwide IT industry is expected to grow by 4.2% in 2013 with IT services specifically expected to grow by 5.2%. However, the continuation of an uncertain global economy has created a somewhat pessimistic sentiment among businesses and consumers, who are still unsure when an economic upturn will finally occur. This in turn creates an opportunity as clients turn more toward managed services providers and systems integrators like Ciber to help them implement enabling technology to increase their enterprise growth, attract new and retain existing customers, and reduce their costs. Clients also seek advice on technology trends that help them cope with vastly increased volumes of information. This market for IT consulting and managed services is expected to reach over $1 trillion by 2016, larger than computing hardware, software, or telecommunications equipment markets. (Gartner, IT Spending Worldwide, Jan. 2, 2013)

Operations

        We operate our business by geography. On March 9, 2012, we sold our Federal division and on October 15, 2012, we sold the infrastructure portion of our information technology outsourcing practice. As a result, the sold businesses are now both reported as discontinued operations within our financial statements and accordingly, our financial position, results of operations, and cash flows have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted.

        Excluding discontinued operations, our reportable operating segments as of December 31, 2012, consisted of International and North America.

International

        In 2012, our International segment represented approximately 51% of our total revenue. Revenues from International were $453.0 million, $472.9 million, and $385.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our Ciber International division is organized by country and primarily consists of countries in Western Europe and the Nordic region. The four largest territories are the Netherlands, Germany, the United Kingdom, and Norway. Our International division offers a range of services covering the full IT solution lifecycle to both commercial enterprises and public sector organizations.

North America

        In 2012, our North America segment represented approximately 49% of our total revenue. Revenues from North America were $432.8 million, $429.3 million, and $496.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Starting in January 2013, our North America division is organized into two geographies, East and West. This structure allows us to maximize our expertise to cross-sell and to leverage delivery expertise across our new and existing client base of commercial companies, educational institutions and state and local governments.

Services

        Our International and North America segments are further divided into eight main practices to globalize our service offerings and provide consistent quality services to our global clients:

1. Application Development and Maintenance

        For nearly 40 years, Ciber's Application Development and Maintenance services have provided analysis, design, development, testing, implementation, and maintenance of our client's business applications. We offer flexible, capable, objective, technical and business services, ranging from traditional mainframe or client/server application development and maintenance to legacy modernization, portal development, service-oriented architecture, mobility solutions, and ERP support.

2. IT Project Management

        With over 700 project managers (PMs) and business analysts (BAs) and more than 1,500 pipeline candidates, Ciber provides superior talent, capabilities, dedication and consulting acumen. Ciber's expert project manager and business analyst professionals deliver first-class solutions and continue to be client-focused and results-driven. Utilizing a Project Management Office (PMO) centralizes management and control of projects to ensure that they successfully achieve an organization's strategic business objectives. In addition to the PMO, Ciber also offers Project Portfolio Management (PPM) services where our experts identify and analyze all projects in all portfolios, prioritize them for effectiveness, manage and control them in such a way as to achieve IT goals and objectives, and evaluate them for best practices, reusable procedures, and return on investment.

3. Integrated Managed Services

        Managed services have been at the core of Ciber's business for nearly 40 years. Today more than 75 percent of companies selectively outsource some IT functions to outside service providers. Outsourcing is a proven strategic way to reduce and control operating costs, improve company focus and gain access to world-class IT capabilities so an organization can concentrate on business innovation.

        Ciber has extensive knowledge in custom application development, maintenance and enhancement, application management, outsourcing services, and infrastructure management, starting with early mainframe applications and growing with the industry to server-based and web-based applications, to applications built in a service-oriented architecture, to those now operating in a cloud environment.

4. ISV/Channel Partner Platforms

        SAP: Ciber has been committed to SAP and its products since 1989. As an SAP Gold Channel Partner and a Special Expertise Partner to SAP in various industries and applications, Ciber's 1,300 + specialists have the skills and experience to assist our customers with all aspects of their SAP implementation both domestically and internationally. We help our customers' technology investments meet the needs of their business and deliver the results they demand.

        Ciber is focused on the entire SAP application lifecycle, which includes core modules such as CRM and ERP, as well as product lifecycle management ("PLM"), supplier relationship management ("SRM"), business intelligence/analytics, and governance, risk and compliance requirements. We are an early adopter of SAP's new technologies such as mobility (Syclo), in-memory computing (HANA), and HR applications (Success Factors). We have templated approaches for the following industries: financial, retail, energy and utilities, transportation and logistics, mining, fabricated metals, industrial machinery, aerospace and defense, and education.

        In October 2012, Ciber was positioned as a "Visionary" for SAP Application Management Service Providers in Gartner's "Magic Quadrant." Vendors positioned in the Visionaries Quadrant articulate important market trends and direction. We believe this positioning is an important part of our transformation from being a services and implementation company to being a full-service provider of Managed Services.

        Oracle: Ciber is an Oracle Platinum Partner with expertise in helping clients implement, upgrade, and maintain Oracle's E-Business Suite, PeopleSoft, Hyperion, JD Edwards, and Fusion product lines. Since 1990, we have helped more than 1,000 clients in more than 2,000 separate engagements leverage their Oracle Applications to improve business processes, reduce costs, and provide better support for management decision-making.

        We provide expert project management, application and technical consulting, database administration, and infrastructure support in both a project-based or managed-services approach, allowing clients to take maximum advantage of rapid advances in technology. Our consulting solutions range from project strategy and planning, software assessment and selection, to implementation and integration, hosting and change management. Our solutions provide customers with higher productivity, lower costs, and accelerated return on investment.

        Infor/Lawson: Since 1995, Ciber has been a premiere Global Alliance Certified Lawson Consulting partner and service provider for a variety of industries including healthcare, education, government, retail, food service, and many others. We have completed more successful implementations, upgrades, and integrations than any other firm and continue to expand globally. Our solutions include full implementation and project management services, application development and integration services, ongoing management of the application and technology layers, and hardware services.

5. Customer Relationship Management

        A proven leader in CRM software, Ciber has worked with leading CRM technologies for many years and can help businesses understand the issues around unifying customer data, integrating communication channels, and implementing CRM applications. The primary focus of Ciber's CRM expertise is centered around two platforms: Microsoft CRM and Salesforce.com.

        Microsoft Dynamics CRM: As a highly recognized and trusted worldwide leader in the Microsoft technology platform, Ciber's Microsoft Dynamics CRM solution is a fully integrated, customer-relationship-management solution that provides a unified view of all client information and interactions across the organization. Additionally, at Ciber we have a deep understanding of other Microsoft technologies such as SharePoint, SWL Server, and Biz Talk to help our clients gain the benefits that a tight integration of these products can bring.

        Salesforce.com: Ciber, one of only a handful of Salesforce.com global Platinum partners, helps define the cloud strategy and architecture through collaboration with the client to optimize business processes and provide customized application development solutions. Ciber provides customers with the vision and services needed to implement their Salesforce.com platform, so they can be a social enterprise where employee and customer interactions are mobile, fluid and continuous, enabling businesses to be more agile and responsive. Our services include consulting, custom application development, quality assurance, and implementation.

6. Global Delivery Coordination/Solutioning

        Ciber's Global Solutions Centers ("GSCs") provide a globally integrated delivery network that supports high-quality application development and maintenance, managed services, quality assurance and testing, business intelligence, collaboration, and IT support, in collaboration with Ciber client partners and clients themselves. Based in the U.S., Europe, and Asia, GSCs are focused on achieving delivery excellence by providing the right resources with the right skill sets in the right place at the right time at a competitive price.

        At the heart of our GSC is accountability to our clients at the local level, with global delivery and access to worldwide resources. Our approach differs from some of the offshore labor arbitrage factory approaches. Our clients not only have access to quality consultants and best practices but have a faster transition and speed to value because of our flexible engagement model and ability to scale rapidly.

7. Business Consulting

        Consulting is at the core of our business, and we continue to deliver a client-focused approach to help maximize our client's results with pragmatic planning and efficient delivery and support. Our business consulting services are divided into four competencies which include IT strategy, Business Intelligence/Analytics, Mobility, and Supply Chain consulting services.

        Ciber's IT services include strategic and operational plan development, IT governance, application rationalization, business architecture, IT-driven innovation, business process management, and portfolio demand and resource management. Our guidance and leadership help customers align their IT capabilities to business strategies, and provide an integrated framework that optimizes resources, investments and talent within an organization.

        Ciber's Business Intelligence ("BI")/Analytics and performance management transforms corporate data into analytical system data structures that render reports, dashboards, and analytics to support business decision-making processes. Solutions include SAP business planning, advanced analytics, data governance, roadmapping, enterprise performance management, and business intelligence for Microsoft, Oracle, and mobile implementations.

        For 20 years, Ciber has been focused on mobile technology by conceptualizing, designing, and implementing mobile business processes and applications that enhance our clients' core business, operations, communications, and customer experience. Ciber's mobile development team uses the latest methodologies and technologies, along with industry best practices to create world-class mobile solutions that help drive the unique requirements of any sized business. Our core expertise lies in mobile strategy and development, product development and app realization, custom mobile application development, enterprise architecture, data management, and change management.

8. Enterprise Solutions

        Ciber has developed industry-leading solutions and intellectual property in several niche markets. They include:

  •
  WIC—Managing government women, infant and children ("WIC") programs can be challenging. Ciber is a market leader in delivering established and proven systems for state WIC programs. Our proven leadership is demonstrated in the fact that we were first to create WIC solutions for multi-states, open source, web-based, smart client, and automated vendor reporting.

  •
  CRIMES—For over 25 years, Ciber has had a presence with local and state government law and justice entities. The three core solutions we provide are law and justice case management, court systems solutions, and facilities management. The majority of our expertise lies with case management, where we have installed over 120 Case Records Management and Exchange Systems ("CRIMES") for prosecuting attorneys, and CiberLaw, a product designed for public-sector attorneys.

Financial Information about Segments and Geographic Areas

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of the Notes to our Consolidated Financial Statements included under "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of financial information by segment and geographic areas.

Clients

        Our global, yet local approach, as well as the utilization of our worldwide delivery centers, gives Ciber the ability to serve Fortune 500 companies, while also successfully serving middle-market clients. Our clients consist of companies across most major industries, as well as governmental agencies in the U.S. and abroad. These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives. In 2012, our approximate percentage of total revenue by client industry was:

Manufacturing	25%
Public Sector	16%
Healthcare and Life Sciences	10%
Communications	10%
Energy & Utilities	9%
Financial Services	8%
Retail and Wholesale	8%
Professional Services	7%
Hospitality and Entertainment	3%
Education	2%
Transportation and Logistics	1%
Natural Resources	1%

        Certain clients account for a significant portion of our revenue. Our International segment had one client that accounted for 6% of that segment's revenue in 2012. Additionally, North America had two clients that accounted for 12% and 8%, respectively, of that segment's revenue in 2012, one of which accounted for 6% of consolidated revenue in 2012.

        While we have a large number of long-standing clients, client retention and turnover is highly dependent upon the type of solution we are providing. Engagements related to package software solutions most typically involve a large enterprise software implementation over a period of six to eighteen months. Following the implementation and integration of the software, Ciber often manages the ongoing application for the client—a trend that is accelerating with cloud technology, as clients seek to concentrate on their core business and work with partners like Ciber to manage their ongoing IT systems. Typically, both our commercial and government clients may cancel their contracts or reduce their use of our services on short notice. If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our financial condition and results of operations.

Competition

        The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly from geography to geography, as well as by the type of service provided. Our principal competitors include Accenture plc, Cognizant Technology Solutions Corp, Infosys Technologies Limited, Perficient, Inc., Sapient Corp, and The Hackett Group, Inc. We also compete with privately-held local and regional IT consulting firms, as well as the service divisions of various software developers.

        Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities. To improve our ability to compete we continue to move additional work to our lower-cost, offshore GSCs and, specifically, to expand our presence in India and Poland and continue to integrate these countries into our services delivery.

Our Competitive Strengths

        We believe that our corporate strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

        Long-term Client Relationships—We have been in business since 1974. We regularly achieve high client satisfaction and have great success renewing client relationships. In fact, a prominent client from our first year in business, Ford Motor Company, remains one of our top five clients today in terms of annual revenue. This relationship exemplifies the kind of long-term commitment that we have toward our clients and speaks to the quality and breadth of the services that we provide.

        Scale of Operations—The competitive landscape for the delivery of IT services is highly fragmented. In almost every major market we compete with larger national and international publicly-held firms, as well as a host of smaller regional and local privately-held firms. For the past several years, we believe large clients have attempted to consolidate the purchasing of IT services and work with fewer firms. Because of the relatively large scale of our operations, we have been able to remain a vendor to some of these large clients. Some of our successes have come at the expense of local and regional competitors that currently lack the scale to compete successfully for this work.

        Global, yet Local—Ciber combines the best of global reach with local presence. We have seven integrated global delivery centers around the world operating with standardized methodologies. When combined with local account management and long-standing client relationships, we are able to provide our clients with flexible, agile service delivery that speeds their time to value of technology investments.

        Valued Service Offerings—With our client-focused, results-driven approach, our emphasis is on achieving tangible business results for clients. Those include reducing costs, accelerating time to value, and improving quality, all of which are designed to help our clients reach their goals of greater sales, customer satisfaction, and improved profit. We do this through providing services throughout the business process and application life cycle including planning, design and development, through integration, testing, and maintenance, often concluding in full managed services or outsourcing of their business application and processes.

        Recognized Thought leader—Influencers including technology analyst firms, industry associations, user groups, and partners have recognized Ciber as a thought leader in the industry. We often demonstrate our thought leadership through Ciber-authored white papers, speaking engagements, analyst reports, and blogs. Awards from both influencers and clients alike recognize that thought leadership and resulting client satisfaction.

        Global Practices—With the expansion of our eight global practices worldwide, Ciber is harnessing the thought leadership and intellectual property of our consultants and making it accessible to our clients everywhere. Each global practice, from Business Consulting to our ISV units to Managed Services, works to stay ahead of the industry trends and enhance our offerings on a global basis.

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

        Ciber has adhered to a Quality Management approach to business for many years. Ciber has achieved ISO 9001, ISO 27001 and 20000 certifications and successfully completed a Software Engineering Institute's Capability Maturity Model Integration (CMMI) appraisal to take advantage of industry best practices. We have since evolved and customized our processes to become more applicable to our outsourcing, management, and solution services. Ciber's quality objective is to provide superior Information Technology Services at competitive prices through teamwork, consistency, and a long-term commitment to our clients.

Employees

        As of December 31, 2012, we had approximately 6,700 employees, including billable consultants and support staff. We routinely supplement our employee consulting staff with the use of subcontractors, which totaled approximately 900 at December 31, 2012, most of which are from other services firms. Between Ciber consultants and subcontractors, we had 5,900 billable employees at December 31, 2012. None of our employees are subject to a collective bargaining arrangement. We have employment agreements with our executive officers and certain other employees. We believe our relations with our employees are good.

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

Available Information

        On the Investor Relations section of our website (www.ciber.com), we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act.

Item 1A.    Risk Factors

        We operate in a dynamic and rapidly changing economic and technological environment that involves numerous risks and uncertainties, many of which are driven by factors that we cannot control or predict. The following section describes some, but not all, of the factors that could have a material adverse affect on our business, financial condition, results of operations, and the market price of our common stock.

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

        If we fail to properly analyze and classify our clients or refine our offerings, we may not be focusing on the optimal client group or service offerings to help us achieve our desired objectives and, as a consequence, our results may be adversely impacted.

        The transition of our sales force to a collaborative global organization and associated training require the investment of both time and capital. If we are unable to effectively accomplish this transition we may be less effective in generating revenue and profit than our competitors.

        If we are unable to effect our planned operational regimes around delivery, resource utilization, decision-making processes, and cash collection cycles and gain the anticipated improvements, we may not be able to increase our profitability, improve our cash flow, and strengthen our balance sheet.

        Implementing our strategic plan requires, among other things, expending capital, developing and adopting new technologies, recruiting talented employees, expanding our offshore capabilities and changing our corporate culture. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results, and profitability may be adversely affected. Even if we successfully implement our strategic plan, we cannot guarantee that our revenues, operating results, and profitability will improve.

        On November 5, 2012, we approved a restructuring plan to consolidate our real estate portfolio, as well as simplify our business processes, move decision-making closer to the marketplace and create operating efficiencies. While the steps proposed in the plan are expected to eliminate certain costs, there can be no assurance that we will achieve the estimated cost savings.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of engagements conducted on a fixed-price basis.

        Although the percentage may vary from year to year, approximately 15% to 20% of our total services revenue in 2012 was from engagements performed in accordance with fixed-price contracts. When making a proposal or managing a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services, which might be based on limited data and could be inaccurate. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to apply them to the engagement. If we do not accurately estimate our costs and timing for completion of projects, our contract could prove unprofitable or yield a profit margin that is lower than expected.

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

        The protection of client, employee, and company data is critical to the Company. We have ongoing processes to assess and mitigate risks including intrusion prevention systems and training tools to educate employees on information security and data privacy risks before deployment to client engagements. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. Our risk management techniques are continuing to evolve in response to these changing requirements. In addition, our clients have a high expectation that we will adequately protect their confidential information. Protection of client, employee, and Company data, along with compliance in the constantly changing regulatory environment may add expenses to our business operations. We are required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud, or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in system disruptions, negative publicity, legal liability, monetary damages, and damage to our reputation.

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

        Our business involves the delivery of professional services and is highly labor intensive. Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly skilled technical, managerial, sales and marketing personnel. Although we invest significant resources in recruiting and retaining employees, there is often considerable competition for certain personnel in the IT services industry and as a result, employee turnover is generally high. From time to time, we have trouble locating enough highly qualified candidates that are in our desired geographic locations, with the required specific expertise or at the desired compensation levels. The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues. Such conditions could also force us to resort to the use of higher-priced subcontractors, which would adversely affect the profitability of the related engagement. Our ability to attract and retain qualified personnel in India will become increasingly important as we implement our plans to expand our Global Solutions Center in India and increase the number of employees working there.

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

        We and certain of our European subsidiaries have entered into a Credit Agreement that provides for (1) an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan to Ciber. As of December 31, 2012, we had approximately $19.8 million outstanding under the revolving line of credit and $6.3 million outstanding under the term loan. Ciber's obligations under the Credit Agreement are secured by substantially all the assets of Ciber and its subsidiaries, and the obligations of the European subsidiary borrowers under the Credit Agreement are secured by substantially all the assets of Ciber and such subsidiaries.

        We are dependent on our asset-based revolving credit facility to fund operations, and access to our asset-based facility is dependent on, among other things, the borrowing base valuation of eligible account receivables, and the absence of a default under the Credit Agreement, including any default arising from a failure to comply with the financial and other covenants in the facility. The amount available for borrowing under the Credit Agreement could be significantly reduced if there is a reduction in our eligible accounts receivable. Any loss or material reduction of our ability to access funds under the Credit Agreement could materially and negatively impact our liquidity.

        Our ability to remain in compliance with our covenants under our Credit Agreement, to maintain an adequate borrowing base valuation, and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments, and economic conditions, all of which are significantly affected by financial, business, competitive, economic, and other factors. We are not able to control many of these factors. There is an increased risk regarding our ability to maintain compliance with our debt covenants due to the impact that the current global economy, exchange rates, internal reorganizations, and other factors have on creating unpredictable variances in our revenues, operating results, and profitability, which may also cause increased volatility in our stock price.

        The Credit Agreement includes, among other provisions, specific limitations on indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. Additionally, the Credit Agreement requires us to maintain certain financial covenants, including a minimum trailing 12-month EBITDA, a minimum trailing 12-month fixed charge coverage ratio, and a minimum trailing 12-month leverage ratio.

        The Credit Agreement replaces our prior senior credit facility under which we completed a series of amendments and waivers during 2010 and 2011 in order to obtain relief from covenant violations and to revise various financial covenants. If we require amendments to the Credit Agreement in the future and are unable to obtain such amendments, we face the risk of failure to comply with the financial and other covenants under the Credit Agreement, which would likely cause a default under the Credit Agreement. A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon the funds under the Credit Agreement. In such a situation, we may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not contain terms acceptable to us. This could materially adversely affect our results of operations and financial condition. Additionally, if we needed to obtain a waiver under, or an amendment to, the Credit Agreement in the future, or if we seek other financing, if available, our cost of borrowing would be likely to significantly increase (including higher interest rates) and we could face more restrictive covenants.

Our revenues, operating results, and profitability will vary from quarter to quarter, which may impact our ability to comply with our debt covenants and may also result in increased volatility in the price of our stock.

        Our quarterly revenues, operating results, and profitability have varied significantly in the past, making them difficult to predict. This has led to volatility in the price of our stock. Our goal is to deliver more sustained, predictable performance in the future; however, there are factors that have caused and may continue to cause variations in our revenues, operating results, and profitability, including:

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

  •
  changes in interest rates on our debts;

  •
  currency exchange rate fluctuations;

  •
  changes in estimates, accruals, or payments of variable compensation to our employees; and

  •
  global, regional, and local economic and political conditions and related risks.

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

  •
  seasonality, including the mix of workdays, holidays, and vacations;

  •
  our ability to transition consultants quickly from completed projects to new engagements;

  •
  our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

  •
  our ability to manage employee turnover.

        As a services business, our largest expense is salaries and payroll-related expenses. However, it is our skilled employees that generate our revenues. Balancing our workforce levels against the demands for our services is extremely difficult in troubled economic times. Delays or cutbacks in projects or delays in finding new projects increase the non-productive time of our consultants which decrease our utilization levels and our margins. We generally cannot reduce our labor costs as quickly as negative changes in revenue can occur. In addition, in a number of the foreign countries in which we operate, the local labor regulations make it very expensive to involuntarily terminate employees. As a result, our operations outside the U.S. will often retain underutilized employees for longer periods than our domestic operations.

Termination of a contract by a significant client and/or cancellation with short notice could adversely affect our results of operations.

        Our five largest clients accounted for approximately 18% of our total revenue in 2012, including one client that accounted for 6% of total International segment revenue and two clients that accounted for 12% and 8%, respectively, of total North America segment revenue. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. Most individual client assignments are from three to twelve months. Although they may be subject to penalty provisions, clients may generally cancel a contract with short notice. Under many contracts, clients may reduce or delay their use of our services without penalty. These terminations, reductions, or delays could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies, or the domestic or global economy generally. When contracts are terminated, for whatever reason, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner. There is a risk that we could experience significant contract terminations that adversely affect our revenue and profit margins.

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

  •
  our ability to obtain the necessary visas and work permits for foreign nationals;

  •
  restrictions on the movement of cash and the repatriation of earnings;

  •
  multiple and possibly overlapping or conflicting tax laws;

  •
  the costs of complying with a wide variety of national and local laws;

  •
  operating losses incurred in certain countries and the non-deductibility of those losses for tax purposes; and

  •
  differences in, and uncertainties arising from, changes in legal, labor, political, and economic conditions, as well as international trade regulations and restrictions, and tariffs.

        The revenues and expenses of our international operations generally are denominated in local currencies. Accordingly, we are subject to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations. There can be no assurance that we will not experience fluctuations in financial results from our operations outside of the U.S. and there can be no assurance that we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations. We manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, when deemed appropriate, with derivative financial instruments. There is no assurance that we will continue to use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risks.

        We have experienced and may continue to experience material impacts to revenues and earnings due to fluctuations in foreign currency rates and, in addition, these impacts may cause material fluctuations in our revenues and earnings from period to period. Significant strengthening or weakening of the U.S. dollar against currencies like the British pound sterling and the Euro may materially impact our revenue and profits. As we continue to expand our presence in India, we will have increased exposure to fluctuations between the Indian Rupee and the U.S. dollar. In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses. These types of events are difficult to predict, may recur, and may have an adverse effect on our financial results.

The IT services industry, in the U.S. and internationally, is highly competitive, with increased focus on offshore capability and we may not be able to compete effectively.

        We operate in a highly competitive industry that includes a large number of participants. We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large offshore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment, or service area. Many of the companies that provide services in our industry have significantly greater financial, technical, offshore, and marketing resources than we do. In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions to clients at lower costs or on more attractive terms. Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services. For example, as further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the significant client that accounted for 9% of total International division revenue in 2011 has reduced the level of services purchased from us and, as a result, revenue from this client was 6% of total International division revenue in 2012. In particular, our ability to improve our profitability is related to our ability to move additional work to our lower-cost, offshore Global Solutions Centers and, specifically, to expand our presence in India and to integrate India into our services delivery.

        Our marketplace is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated. A possible consequence of the consolidation activity among hardware manufacturers, software developers, and vendors and IT service providers may be greater convergence of products and services that were once offered separately by independent vendors. This possible integration of products and services could adversely affect our competitive position.

        We may be unable to compete successfully with current or future competitors and our revenue and profitability may be adversely affected.

Our presence in India may expose us to operational risks due to regulatory, economic, political, and other uncertainties.

        To enhance our global offshore delivery structure, we have a presence in India. As of December 31, 2012, we had approximately 1,000 employees in India. Concentrating our global offshore delivery structure in India presents a number of operational risks, many of which are beyond our control. India has experienced severe weather, political instability, worker strikes, and terrorist attacks. These types of events may impair the ability of our people to safely travel to, and work in, our facilities in India. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, it may impact our ability to communicate with our personnel and clients in other locations. In addition, down-time in any processes operated for clients may adversely affect our operations and reputation. In India, wages are lower for similarly skilled professionals compared to the other countries we operate in, however, Indian wages have historically increased at a faster rate than the United States or Europe. If this trend continues, our operating costs will also increase. Our operations could also be effected by high inflation, erratic gross domestic product growth, and shortages of foreign exchange, all common problems in developing countries such as India.

If we are not able to anticipate and keep pace with rapid changes in technology, our business may be negatively affected.

        Our success depends on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our services and solutions may not be successful in the marketplace. In addition, services, solutions and technologies developed by current or future competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could adversely affect our ability to obtain and successfully complete client engagements.

We could incur additional losses due to further impairment in the carrying value of our goodwill.

        We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions. At December 31, 2012, the carrying value of our goodwill was $276.6 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, could cause goodwill to be considered impaired and could result in a non-cash impairment charge in our consolidated statement of operations.

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

        In 2012, approximately 16% of our total revenue was from public sector clients, including state, local, and foreign governments and agencies. The market for our services depends largely on legislative programs and the budgetary capability to support programs, including the continuance of existing programs. These programs can be modified or amended at any time by acts of such governments. Moreover, a number of state and local governments and agencies are suffering from significant budget shortfalls, which may result in curtailment of spending on consulting and technology services. A reduction in spending at the state or local level could negatively impact our operations, revenue, and profitability.

        Additionally, government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. Among other things, governments may terminate contracts with short notice for convenience, as well as for default, and may cancel multi-year contracts if funds become unavailable. Cancellation or reduction in price or scope could limit our ability to recover incurred costs, reimbursable expenses, and profits on work completed prior to the termination. If insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

Unfavorable government audits could require us to adjust previously reported operating results, to forego anticipated revenue, and subject us to penalties and sanctions.

        The government agencies we contract with, and the U.S. federal agencies that our Federal division contracted with, generally have the authority to audit and review our contracts with them. As part of that process, the government agency reviews our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations, and standards. Although we sold our Federal division, we remain responsible for any audits related to work performed prior to the sale. An audit of our work, including an audit of work performed by companies we have acquired or may acquire, could result in a substantial adjustment to our previously reported operating results. For example, any costs that were originally reimbursed could be subsequently disallowed. In this case, cash we have already collected may have to be refunded and operating margins may be reduced.

        If a government audit uncovers improper or illegal activities by us, or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or disqualification from doing business with the government. Any unfavorable determination could adversely affect our ability to bid for new work with one or more jurisdictions.

Our services or solutions could infringe upon the intellectual property rights of others, or we might lose our ability to utilize rights we claim in intellectual property or the intellectual property of others.

        We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, compel us to pay damages, and prevent us from offering some services or solutions. In a number of our contracts, we agree to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, harmful to our reputation, or require us to enter into royalty or licensing arrangements. We might not be able to enter into such royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our clients or our own services or operations, causing further damages. We could also lose our ability to utilize the intellectual property of others. Third-party suppliers of software, hardware, or other intellectual property assets could be acquired or sued and this could disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

        In addition, if we are unable to capture the intellectual capital developed by our employees and convert such intellectual capital into reusable and commercially marketable intellectual property, our costs of delivering our services may increase, our development efforts may be duplicated, and we may lose the economic advantage of owning and licensing Ciber intellectual property.

Possible future consideration on the sale of certain contracts and assets associated with our information technology outsourcing practice may not be realized.

        On July 28, 2012, we entered into an agreement to sell certain contracts and the related assets and to transfer the personnel associated with our information technology outsourcing practice to Savvis. The transaction closed on October 15, 2012, for an initial purchase price of $6 million in cash. In addition, we may receive potential additional future consideration of up to $14 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results. We cannot estimate the amount of the additional future consideration or its potential impact on our results of operations or financial position. In addition, we agreed to indemnify the buyer for certain claims related to continuing contracts and we cannot predict whether any claims will be made or if they could be material.

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

        The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Ciber which could adversely affect transactions in which our shareholders might otherwise receive a premium over the then-current market price for their Ciber securities.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal corporate office is located at 6363 South Fiddler's Green Circle, Suite 1400, Greenwood Village, Colorado 80111, where we, along with our Colorado operations, occupy office space under a lease that expires in December 2018. Generally, we provide our services at client locations and therefore, our office locations are primarily used for sales and other administrative functions. At December 31, 2012, we had lease obligations for approximately 639,000 square feet of office space in 66 locations.

        Approximately 94,000 square feet of these lease obligations was either subleased or available for sublease as of December 31, 2012. We believe our facilities are adequate for our current level of operations. We do not own any real property.

        Please see Note 14 of our consolidated financial statements for information on offices that were closed or consolidated as a result of our company restructuring plan.

Item 3.    Legal Proceedings

        We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.

        We are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The court-appointed independent experts have evaluated the consideration and claims of the minority shareholders. Briefing by the parties is expected to continue into 2013. If the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration as well as the costs associated with these proceedings. We are unable to predict the outcome of this matter.

        CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments. The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit includes many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft's former alleged joint venturers. Ciber is vigorously defending the allegations. The matter is ongoing in the appellate courts where Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals. We are unable to predict the outcome of this litigation.

        On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer ("CFO") Claude J. Pumilia and former CFO Peter H. Cheesbrough (the "Class Action"). The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010, and August 3, 2011, by alleged stockholder and plaintiff, Burt Weston. The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the "Class Action Defendants") violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder. Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company's outlook and forecast for fiscal year 2011 in: (1) the Company's 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company's press release and earnings conference call on February 22, 2011; (3) the Company's 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company's press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011. The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act. Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of Ciber within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company. The Class Action seeks, among other things: (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys' fees; and (4) awarding such other relief as the Court may deem just and proper. The Court appointed Mr. Weston and City of Roseville Employees' Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs' counsel on January 31, 2012. Lead plaintiffs filed an amended complaint in early April 2012. The Class Action Defendants have filed a motion to dismiss, which is currently pending. The Company believes that the Class Action is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

        On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the "Derivative Action") against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber's then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira ("Individual Defendants"). Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the "Derivative Defendants"). The Derivative Action is largely based on the same alleged facts as the Class Action. The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company. The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company. The complaint seeks, among other things: (1) damages for losses sustained by the Company as a result of the Individual Defendants' breaches; (2) directives to "reform and improve" the Company's governance; (3) restitution to the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys' fees; and (5) such other relief as the Court may deem just and proper. On April 30, 2012, the Court granted Ciber's Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines. Ciber filed a motion to dismiss, which is pending. The Company believes this litigation is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

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

	Price Range
	Low	High
Fiscal 2011
First Quarter	$4.23	$6.73
Second Quarter	4.85	6.98
Third Quarter	2.71	5.87
Fourth Quarter	2.75	4.18
Fiscal 2012
First Quarter	3.30	4.76
Second Quarter	3.36	4.32
Third Quarter	3.28	4.45
Fourth Quarter	2.70	3.58

        On February 22, 2013, the closing price of our common stock was $3.96 and there were 2,496 shareholders of record.

        Our policy is to retain our earnings to support the growth of our business. Accordingly, we have never paid cash dividends on our common stock. In addition, we are restricted by our credit agreement in the amount of cash dividends that we can pay. The payment of any future dividends will be at the discretion of our board of directors and subject to the credit agreement and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and contractual restrictions.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

        None.

Purchases of Equity Securities by the Issuer

        The Company did not repurchase any of our common stock during the quarter ended December 31, 2012.

Item 6.    Selected Financial Data

        We have derived the selected consolidated financial data presented below, as adjusted for discontinued operations of our Federal division and a portion of our information technology outsourcing practice, from our Consolidated Financial Statements and the related Notes. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related Notes, included under "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2012	2011(1)	2010(1)	2009(2)	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$884,438	$901,056	$881,623	$851,034	$998,588
Gross profit	228,567	228,719	228,028	223,187	284,028
Selling, general and administrative expenses	205,550	219,723	213,740	193,593	232,867
Goodwill impairment	—	16,300	82,000	—	—
Restructuring charge	7,981	—	—	—	—
Operating income (loss) from continuing operations	14,392	(8,838)	(70,925)	24,920	46,104
Net income (loss) from continuing operations	(2,472)	(50,723)	(53,954)	14,063	22,445
Income (loss) from discontinued operations, net of income tax	(11,610)	(16,509)	(23,736)	1,053	5,368
Net income (loss) attributable to Ciber, Inc.	(14,627)	(67,261)	(77,160)	14,958	26,884
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.04)	$(0.71)	$(0.77)	$0.20	$0.36
Discontinued operations	(0.16)	(0.23)	(0.34)	0.02	0.09

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.20)	$(0.94)	$(1.11)	$0.22	$0.45

Weighted Average Shares Outstanding:
Basic	73,166	71,831	69,626	67,996	60,092
Diluted	73,166	71,831	69,626	68,107	60,389
Balance Sheet Data:
Working capital	$105,468	$92,818	$132,364	$136,854	$165,233
Total assets	580,471	625,070	722,364	803,256	797,520
Long-term debt, current portion	6,337	25,571	10,473	10,697	2,002
Long-term debt, non-current portion	19,790	41,380	77,879	87,500	165,710
Total shareholders' equity	358,953	357,007	419,500	506,246	453,324
Shares outstanding, net of treasury	73,779	72,568	70,124	69,482	60,085

(1)
During the second quarters of 2011 and 2010, we recorded goodwill impairment charges of $16.3 million and $82.0 million, respectively, to write-down the goodwill associated with certain segments in our continuing operations. The goodwill impairment charges in our results from continuing operations resulted in a $4.5 million and a $22.6 million deferred tax benefit in the second quarters of 2011 and 2010, respectively. Additionally, during the second quarter of 2011, we incurred a $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets. During the fourth quarter of 2011, we recorded a goodwill impairment charge of $27.4 million and a related $7.5 million deferred tax benefit associated with the Federal division, which is reflected in the loss from discontinued operations during that period. During the second quarter of 2010, we also recorded a $30.0 million goodwill impairment charge for our Federal division, which resulted in a deferred tax benefit of $8.3 million, which is reflected in the loss from discontinued operations during that period. For more information about the goodwill impairment charges and the deferred tax asset valuation allowance, please refer to Note 7 and Note 11, respectively.

(2)
During 2009, we sold nine million shares of our common stock, for proceeds of $23.2 million, net of issuance costs, which were used to repay a portion of the outstanding borrowings under our then-outstanding senior secured reducing revolving credit facility.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in "Disclosure Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K. References to "we," "our," "us," "the Company," or "Ciber" in this Annual Report on Form 10-K refer to Ciber, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

        We use the phrase "in local currency" to indicate that we are comparing certain financial results after removing the impact of foreign currency exchange rate fluctuations, thereby allowing for the comparison of business performance between periods. Financial results that are "in local currency" are calculated by restating current period activity into U.S. dollars using the comparable prior period's foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.

Business and Industry Overview

        Ciber is a leading global information technology ("IT") company with nearly 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With 65 offices worldwide operating on four continents and over 60 supplier partners, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. The three pillars of our business include Application Development and Maintenance ("ADM"), Ciber Managed Services ("CMS"), and Independent Software Vendor relationships ("ISVs"). At Ciber, we take a client-focused, personalized service approach that includes the building of long term relationships, creation of custom tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients' needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

        We operate our business by geography. On March 9, 2012, we sold our Federal division and on October 15, 2012, we sold our information technology outsourcing practice. As a result, the sold businesses are now both reported as discontinued operations within our financial statements and accordingly, our financial position, results of operations, and cash flows have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted. For additional information see "Discontinued Operations" below.

        Excluding discontinued operations, our reportable operating segments as of December 31, 2012, consisted of International and North America. Our Ciber International segment, is organized by country and primarily consists of countries in Western Europe and the Nordic region. The four largest territories are the Netherlands, Germany, the United Kingdom, and Norway. Our International segment offers a range of services covering the full IT solution lifecycle to both commercial enterprises and public sector organizations. Starting in January 2013, our North America segment is organized into two geographies, East and West. This structure allows us to maximize our expertise to cross-sell and to leverage delivery expertise across our new and existing client base of commercial companies, educational institutions and state and local governments. In 2012, we also began allocating the costs of our India global solutions center to both our International and North America segments, whereas in previous years, our India operations had been reported as part of our North America segment. All 2010 and 2011 segment data has been adjusted to conform to the 2012 presentation.

        We recognize the majority of our services revenue under time-and-material contracts as hours and costs are incurred. Under fixed-price contracts, which currently make up approximately 15% of our services revenue, our revenue is fixed under the contract, while our costs to complete our obligations under the contract are variable. As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss. Changes in our services revenue are primarily a function of hours worked on revenue-generating activities and, to a lesser extent, changes in our average rate per hour and changes in contract mix. Hours worked on revenue-producing activities vary with the number of consultants employed and their utilization level. Utilization represents the percentage of time worked on revenue-producing engagements divided by the standard hours available (i.e., 40 hours per week). With time-and-materials contracts, higher consultant utilization results in increased revenue; however, with fixed-price contracts, it may result in higher costs and lower gross profit margins because our revenue is fixed. We actively manage both our number of consultants and our overall utilization levels. If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources. As a result, during the last three years, most of our consultant turnover has been from involuntary termination of employment.

        The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area. Our typical time-and-materials hourly rates range from $20 to $200 per hour. As India-based resources become more significant, our average hourly rates will decrease. For projects which are fixed-price or level-of-effort, where our revenue is not directly based on labor hours incurred, our realized rate per hour will vary significantly depending on success or overages on such projects, as well as the blend of resources used to deliver projects.

        Selling, general and administrative ("SG&A") costs as a percentage of revenue vary by business segment. Close to 60% of our overall SG&A expenses are typically for personnel costs for our operations management, sales and recruiting personnel and administrative staff, as well as our corporate support staff and executive management personnel. These costs are generally not immediately affected by changes in revenue, however management is constantly evaluating such costs in relation to changes in business conditions. In many foreign countries, short-term personnel actions are prohibited and/or may require significant payments to such impacted employees. As we bid on larger and longer-term projects, the sales cycle and related sales costs for such opportunities have been increasing.

        Other revenue includes sale of third-party software licenses and related support agreements and commissions on sales of IT products. Our sales of software generally involve relationships with the software vendors and are often sold with implementation services. The gross profit margin on consolidated other revenues is typically in the range of 30% to 50%. Depending on the mix of these business activities, gross profit margin on other revenue will fluctuate.

        The market demand for Ciber's services is heavily dependent on IT spending by Fortune 500 and middle-market corporations, organizations and government entities in the markets and regions that we serve. In recent years, economic recession and volatile economic conditions have negatively impacted many of our existing and prospective clients and caused fluctuations in their IT spending behaviors. Over the last couple of years, economic conditions have had a greater negative impact on clients in a number of our International division's territories. The pace of technological advancement, as well as changes in business requirements and practices of our clients, all have a significant impact on the demand for the services that we provide.

        Representing approximately half of our consolidated revenues, our International division operates primarily in Western Europe, with our largest operations located in Germany, the Netherlands and the U.K. These operations transact business in the local currencies of the countries in which they operate. In recent years, approximately 60% to 70% of our International division's revenue has been denominated in Euros, 10% to 15% has been denominated in Great Britain Pounds ("GBP") and the balance has come from a number of other European currencies. Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses. For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

        Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients' current needs and challenges. In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives. These initiatives have included going to third-party vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation. In some cases, these initiatives have benefited Ciber, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients. The pricing environment continues to be extremely competitive. A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing. We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors. Another issue that has had and continues to have an impact on our revenues and profitability involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work. The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future. Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work. We have standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance. However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth. Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full. The impact of project cancellations cannot be accurately predicted and bad debt expense may differ significantly from our estimates, and any such events may negatively impact our results of operations.

Discontinued Operations

        On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for a preliminary sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing. In November 2012, we reached an agreement with CRGT on the final working capital computation, which resulted in a final sales price of $37.4 million. Net cash proceeds from the sale were $33.6 million, after transaction related costs of $3.8 million. Based on the final sales price, we recorded a $0.7 million pre-tax loss on this sale in 2012. The loss on sale is net of estimated lease exit costs of $1.7 million, related to certain Federal division office space that was vacated with the sale.

        On October 15, 2012, we sold certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing (ITO) practice to Savvis Communications Corporation ("Savvis") for $6 million in cash. In addition, we may receive additional future consideration of up to $14 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results, with the final amount, if any, to be determined and paid during the first quarter of 2014. We cannot estimate the amount of the additional future consideration or its potential impact on our results of operations or financial position. Under the agreement, we are required to indemnify Savvis for certain losses, if any, incurred by them following the closing under the customer contracts being transferred. There are no known contract losses at this time. The ITO practice was split between our North America and International business units. Net cash proceeds from the sale, after transaction-related costs, were $3.8 million. The carrying value of the tangible assets included in the transaction was $7.2 million, and we allocated $3.2 million of goodwill to the business being disposed resulting in a $6.6 million pre-tax loss on sale.

        Effective in the fourth quarter of 2011 for the Federal division, and in the third quarter of 2012 for the ITO practice, these business met the criteria to be reported as discontinued operations and accordingly, our financial position, results of operations and cash flows have been reclassified for all prior periods to conform to the presentation as a discontinued operation. The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total revenues	$71,936	$183,575	$189,720
Operating expenses	76,428	178,933	191,945
Goodwill impairment	—	27,400	30,000

Operating loss from discontinued operations	(4,492)	(22,758)	(32,225)
Interest and other expense	90	528	484

Loss from discontinued operations before income taxes	(4,582)	(23,286)	(32,709)
Income tax expense (benefit)	459	(6,777)	(8,973)

Loss from discontinued operations, net of income tax	(5,041)	(16,509)	(23,736)

Loss on sale	(7,256)	—	—
Income tax benefit	(687)	—	—

Loss on sale, net of income taxes	(6,569)	—	—

Total loss from discontinued operations, net of income taxes	$(11,610)	$(16,509)	$(23,736)

        In connection with the planned sale of the Federal division, at December 31, 2011, we performed a goodwill impairment test and based on the expected sales price, we adjusted the carrying value of Federal division goodwill to its implied fair value. As a result, we recorded a goodwill impairment charge of $27.4 million during the quarter ended December 31, 2011, which is included within the 2011 loss from discontinued operations of the Federal division. Refer to Note 7 of the consolidated financial statements for further discussion on the Federal impairment charge. To report the results of discontinued operations, we are required to adjust the reported results of the business sold, from those previously reported as part of operating income by reporting segment. These adjustments eliminate corporate overhead allocations and adjust for costs of the division that will not be recognized on a going-forward basis. In addition, we have allocated interest expense to the Federal discontinued operation by applying the effective interest rate towards the amount of debt that was required to be repaid as a result of the transaction. We have also allocated related tax expense or benefit to the discontinued operations. These adjustments have been made for all periods presented.

        Effective with their respective sales, operations and cash flows of these sold businesses were removed from our consolidated operating results. However, in connection with the sale of the Federal division, we have retained certain historical accounts receivable as well as certain liabilities. With respect to the sale of the ITO practice, we retained all of the related net working capital assets. Some of these items, including certain possible contingent liabilities, may not be settled for several years. Accordingly, adjustments to such items will be recorded through our results of operations in future periods. In addition, we expect to incur post-sale administrative costs in connection with required government compliance activities related to our former Federal business.

        For additional information on the operating results of discontinued operations included in our Consolidated Statements of Operations, please refer to Note 2 of the Notes to our Consolidated

Financial Statements included under "Financial Statements and Supplementary Data" of this Annual Report.

Restructuring

        On November 5, 2012, we approved a company restructuring plan. The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace and create operating efficiencies. We currently estimate the total amount of the restructuring charges to be approximately $13 million, of which approximately $1 million will be non-cash charges related to stock compensation and fixed-asset write-downs related to facility closures. The total estimated restructuring expenses include approximately $7 million related to personnel severance and related benefits primarily in our International division, and approximately $6 million related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America. These activities began in the fourth quarter of 2012, and we expect all restructuring activities to be completed by the end of 2013. Pre-tax savings from the initiatives of approximately $7 million in 2013 and $11 million in 2014 and each year thereafter are expected.

Results of Operations—Comparison of the Years Ended December 31, 2012 and 2011—Consolidated

        The following tables and related discussion provide information about our consolidated financial results for the periods presented. At the end of 2011, our Federal division was classified as a discontinued operation. In the third quarter of 2012, a portion of our information technology outsourcing practice was also classified as a discontinued operation and therefore both are excluded from the results of our continuing operations in the tables and related discussion below, unless otherwise noted.

        The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2012		2011
	(Dollars in thousands)
Consulting services	$833,496	94.2%	$856,113	95.0%
Other revenue	50,942	5.8	44,943	5.0

Total revenues	$884,438	100.0%	$901,056	100.0%

Gross profit—consulting services	$208,767	25.0%	$209,160	24.4%
Gross profit—other revenue	19,800	38.9	19,559	43.5

Gross profit—total	228,567	25.8	228,719	25.4
SG&A costs	205,550	23.2	219,723	24.4
Goodwill impairment	—	—	16,300	1.8
Amortization of intangible assets	644	0.1	1,534	0.2
Restructuring charges	7,981	0.9	—	—

Operating income (loss) from continuing operations	14,392	1.6	(8,838)	(1.0)
Interest income	743	0.1	987	0.1
Interest expense	(5,976)	(0.7)	(7,898)	(0.9)
Other expense, net	(258)	—	(2,524)	(0.3)

Income (loss) from continuing operations before income taxes	8,901	1.0	(18,273)	(2.0)
Income tax expense	11,373	1.3	32,450	3.6

Net loss from continuing operations	$(2,472)	(0.3)%	$(50,723)	(5.6)%

Percentage of revenue columns may not foot due to rounding.

        Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2012	2011	% change
	(In thousands)
International	$453,034	$472,867	(4.2)%
North America	432,832	429,289	0.8
Other	3,109	3,510	n/m
Inter-segment	(4,537)	(4,610)	n/m

Total revenues	$884,438	$901,056	(1.8)%

n/m = not meaningful

        Revenues.    Total revenues decreased $16.6 million, or 1.8%, for 2012 compared with 2011. On a local currency basis, revenue increased 1.4% between the comparable years. This change was attributable to the following:

  •
  International revenues decreased 4.2% overall, but improved approximately 2% in local currency. The softer European economy caused revenue results to vary considerably by territory. Revenue growth was strong in the U.K., Germany, and Norway, which comprised approximately half of International revenues. In the U.K. and Norway, this increase was due to continued demand for IT services where we have been successful at providing certain technology-specific and/or vertical-specific services. Germany's revenue increase was due to the strong performance of the Managed Services practice which improved 37% compared with 2011. Additionally, revenue in several territories benefited from improved sales of software licenses in 2012. Revenue growth in these territories offset declines elsewhere that were predominately related to client-specific issues, which in certain cases were driven by economic concerns, and included canceled, delayed or completed projects. International revenues continue to be impacted by certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressure on service providers. In 2011, our largest client accounted for 9% of our International division's revenues and 6% of our total revenue. As a result of a bidding process the client conducted in 2011, we were notified that our status changed to secondary provider from primary provider and, during the second half of 2011, this client began cost-reduction initiatives including reductions in the level of services that they purchased from us. As a result, revenue from this client is down 36% in 2012, compared to 2011. We believe revenue from this client has stabilized and we do not expect significant further deterioration at this time. However, as it is common practice in our industry, our clients can generally reduce the use of our services on relatively short notice and thus our level of revenue may fluctuate and, we are subject to the inherent limitations of such uncertainty.

  •
  North America revenues were slightly up during 2012 compared to 2011. However, excluding the impact of the negative revenue adjustments made in 2011 for significant changes in estimates related to costs or scope on fixed-price projects, North America revenues were down approximately 2% year over year. This decrease is predominantly due to service-level reductions and completed projects, which were not offset by increased volume and new projects. This is particularly true for our public sector clients due to recent declines in government spending.

        Gross Profit.    Gross profit margin improved to 25.8% for the year ended December 31, 2012, compared to 25.4% for the same period in 2011. The revenue adjustments recorded during the prior year period had a significant negative impact on North America's 2011 gross profit margin. Excluding these adjustments, North America's gross margin was relatively flat as improvements in consultant utilization were offset by volume discounts and pricing pressures, especially in our core ADM business, as continued economic uncertainty has resulted in heightened price sensitivity from many of our clients. Gross profit margin for our International division declined due to decreased utilization, increased use of more expensive subcontractor labor, and client pricing pressures.

        Selling, general and administrative costs.    Our SG&A costs decreased $14.2 million, or 6.5%, to $205.6 million for 2012, from $219.7 million for 2011. Both our International and North America segments had reductions in SG&A costs in 2012. The decrease in SG&A costs in our International division was due to foreign exchange rates and across the board SG&A savings. North America SG&A costs decreased due to reduced salary and benefits costs for management, as well as reductions in office rent, professional and legal fees, and other discretionary items. 2012 corporate SG&A expenses increased due to an increase in company-wide share based compensation that is all recorded as part of our corporate department. SG&A costs as a percentage of revenue decreased to 23.2% for 2012 from 24.4% for 2011.

        Operating income (loss).    We had operating income of $14.4 million in 2012 compared to an operating loss of $8.8 million in 2011, respectively. This change is partially due to a $16.3 million goodwill impairment charge recorded in the second quarter of 2011, which was partially offset by an $8.0 million restructuring charge we recorded in the fourth quarter of 2012. See notes 7 and 14 of our consolidated financial statements for additional information on our goodwill impairments and restructuring charges, respectively. Earnings before interest, taxes and amortization ("EBITA") increased 156% to $23.0 million in 2012 from $9.0 million last year, primarily as a result of North America's gross profit improvement, as well as significant SG&A cost reductions in both North America and International.

        Operating income (loss) from continuing operations by segment was as follows:

	Year Ended December 31,
			% change	2012 % of revenue*	2011 % of revenue*
	2012	2011
	(In thousands)
International	$24,969	$27,147	(8.0)%	5.5%	5.7%
North America	30,169	12,385	143.6	7.0	2.9
Other	446	499	n/m	14.3	14.2
Corporate expenses	(32,005)	(29,680)	(7.8)	(3.6)	(3.3)
Unallocated results of discontinued operations	(562)	(1,355)	n/m	—	(0.2)

Earnings before interest, taxes, amortization, and restructuring charges	23,017	8,996	155.9	2.6	1.0
Goodwill impairment	—	(16,300)	100.0	—	(1.8)
Amortization of intangible assets	(644)	(1,534)	58.0	—	(0.2)
Restructuring charges	(7,981)	—	n/m	(0.9)	—

Total operating income (loss) from continuing operations	$14,392	$(8,838)	262.8	1.6%	(1.0)%

n/m = not meaningful

*
International, North America and Other calculated as a % of their respective revenue, all other calculated as a % of total revenue. Column may not total due to rounding.
  •
  International operating income decreased to $25.0 million from $27.1 million mostly due to a reduction in gross profit margin which was caused by decreased utilization, an increase in subcontractors and pricing pressures. This reduction in gross margin was partially offset by a decline in SG&A costs that was primarily related to foreign currency and discretionary items.

  •
  North America operating income increased to $30.2 million in 2012 from $12.4 million in 2011 primarily related to the prior year negative revenue adjustments for five fixed-price projects, as well as significant reductions in SG&A expenses, primarily related to reduced management salary and benefits expense.

  •
  Corporate expenses increased $2.3 million due to increases in stock compensation expense as well as equipment rental and maintenance, partially offset by a decrease in external consulting and recruiting fees.

        Interest expense.    Interest expense decreased $1.9 million during 2012 compared to 2011. The current year includes the write-off of $1.1 million of capitalized debt facility fees related to our senior credit facility that was terminated during the second quarter of 2012. Excluding the write-off, interest expense decreased due to a significant reduction in our average borrowings outstanding compared to 2011, slightly offset by an increase in average interest rates.

        Other expense, net.    Other expense, net decreased $2.3 million during 2012 primarily due to a $3.2 million expense for acquisition-related consideration in 2011. This was slightly offset by $0.4 million of current year foreign exchange losses compared with $0.6 million of foreign exchange gains in 2011.

        Income taxes.    Our tax expense is significantly impacted by the changes in the amount and the geographic mix of our income and loss. From continuing operations, our income (loss) before income taxes and our income tax expense is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Income (loss) before income taxes:
United States	$(5,058)	$(49,104)
Foreign	13,959	30,831

Total	$8,901	$(18,273)

Income tax expense:
United States	$5,491	$25,156
Foreign	5,882	7,294

Total	$11,373	$32,450

        For the year ended December 2011, our domestic loss from continuing operations includes a goodwill impairment charge of $16.3 million and a related deferred tax benefit of $4.5 million. In April 2011, we recorded deferred tax expense of $29.1 million to establish a valuation allowance against all of our U.S. deferred tax assets and we cannot record income tax benefits for any additional U.S. operating losses. Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to goodwill amortization as well as certain other miscellaneous U.S. current tax expense items, which totaled $5.5 million of tax expense for 2012. For purposes of deferred taxes, we estimate our domestic blended Federal and state rate to be approximately 40%.

        The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 24% to 33%. In both 2012 and 2011, certain of our foreign operations benefited from the utilization of net operating loss ("NOL") carryforwards while certain operations incurred losses without any current tax benefit. The reduction of foreign pre-tax income from 2011 to 2012 is related to an overall decrease in profitability of the business, including impact of restructuring costs and increased inter-company transfer pricing. Although our foreign income before tax decreased by 55%, the related tax expense decreased by only 19% primarily as a result of the shift in the mix of profits and losses across countries as well as increased tax reserves for certain tax exposure items.

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

Results of Operations—Comparison of the Years Ended December 31, 2011 and 2010—Consolidated

        The following tables and related discussion provide information about our consolidated financial results for the periods presented. At the end of 2011, our Federal division was classified as a discontinued operation. In the third quarter of 2012, a portion of our information technology outsourcing practice also classified as a discontinued operation and therefore both are excluded in the results from our continuing operations in the tables and related discussion below, unless otherwise noted.

        The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2011		2010
	(Dollars in thousands)
Consulting services	$856,113	95.0%	$840,913	95.4%
Other revenue	44,943	5.0	40,710	4.6

Total revenues	$901,056	100.0%	$881,623	100.0%

Gross profit—consulting services	$209,160	24.4%	$211,105	25.1%
Gross profit—other revenue	19,559	43.5	16,923	41.6

Gross profit—total	228,719	25.4	228,028	25.9
SG&A costs	219,723	24.4	213,740	24.2
Goodwill impairment	16,300	1.8	82,000	9.3
Amortization of intangible assets	1,534	0.2	3,213	0.4

Operating loss from continuing operations	(8,838)	(1.0)	(70,925)	(8.0)
Interest income	987	0.1	614	0.1
Interest expense	(7,898)	(0.9)	(6,553)	(0.7)
Other income (expense), net	(2,524)	(0.3)	61	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,273)	(2.0)	(76,803)	(8.7)
Income tax expense (benefit)	32,450	3.6	(22,849)	(2.6)

NET LOSS FROM CONTINUING OPERATIONS	$(50,723)	(5.6)%	$(53,954)	(6.1)%

Percentage of revenue columns may not foot due to rounding.

        Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2011	2010	% change
	(In thousands)
International	$472,867	$385,155	22.8%
North America	429,289	496,175	(13.5)
Other	3,510	3,480	0.9
Inter-segment	(4,610)	(3,187)	n/m

Total revenues	$901,056	$881,623	2.2%

n/m = not meaningful

        Revenues.    Total revenues increased $19.4 million, or 2.2%, for 2011 compared with 2010. In local currency, revenue decreased 1% between the comparable years. This change is attributable to the following:

  •
  International segment revenues improved by 22.8% and approximately 16% in local currency. The majority of our local currency revenue growth was due to increased sales volume in our core territories, primarily for SAP-related services and expansion in our German-based managed services practice, which was a start-up business in 2010. Our strategy of focusing on key technologies and verticals has yielded some positive results in our International segment, especially in the manufacturing and energy verticals in 2011. Although International revenue growth was 22.8% for 2011, the segment experienced a substantial deceleration in revenue growth rates throughout the year, particularly between the third and fourth quarters. The deceleration is attributed to a number of factors such as canceled or completed projects, lack of availability of certain skilled SAP resources and economic conditions negatively impacting some of our clients and territories.

  •
  The decrease in North America revenues was predominantly due to our inability to sufficiently replace revenue from concluded projects and from reductions in the level of services provided at a number of other clients. ERP implementation revenue declined by approximately $39 million in 2011. Our inability to replace revenue was due to a number of factors. We experienced some operational inefficiencies that were created during our transition away from our previous branch model to a matrixed operating model structured around strategic service offerings and key verticals. Additionally, the segment leadership transition during 2011 delayed efforts to focus on new revenue growth opportunities. Our weaker than expected sales performance related to prioritizing sales of higher-margin, solutions-based services, which have a longer sales cycle, and a number of sales members that weren't fully productive during 2011.

        Gross Profit.    In total, our gross profit margin decreased 50 basis points to 25.4% for 2011, compared to 25.9% for 2010. Decreased revenues, lower consultant utilization, and some low-margin fixed-price projects in our North America segment were the predominant reasons for the decline in overall gross profit margin in 2011. The International segment increased its overall gross margin by approximately 140 basis points in 2011, a significant portion of which was due to improved profitability of our German-based managed services practice in 2011, a 2010 start-up business that was in the investment stages for much of 2010. 2011 year International gross margin was also positively impacted by the full-year benefit from a June 2010 acquisition.

        Selling, general and administrative costs.    Our SG&A costs increased $6.0 million, or less than 3%, to $219.7 million for 2011, from $213.7 million for 2010. Increased SG&A costs of $18.1 million in our International segment were partially offset by decreases in North America and corporate SG&A. The increase in the International segment was predominantly related to salary costs, mainly for additional sales and recruiting salaries, as well as higher severance expenses. International also incurred higher facilities and support costs, which increase with headcount growth. Bad debt expense also declined by $6.0 million in 2011 from the prior year. North America implemented cost-cutting measures in the second half of 2011 in response to the segment's continued revenue decline, which contributed considerably to the $5.1 million reduction of SG&A costs. Additionally, 2011 corporate SG&A expenses declined due to reductions in costs related to executive severance and transition. SG&A costs as a percentage of revenue increased slightly to 24.4% for 2011 from 24.2% for 2010.

        Operating loss.    In connection with our annual goodwill impairment test (performed in the second quarter of each year), we recorded a $16.3 million non-cash goodwill impairment charge in 2011 for our former IT Outsourcing division (now allocated to our North America segment, refer to footnote 7 of our financial statements for further discussion) while in 2010 we recorded an $82.0 million impairment for our North America segment. Including the impairment charges, we had operating losses of $8.8 million and $70.9 million in 2011 and 2010, respectively. Earnings before interest, taxes and amortization ("EBITA") declined by 37% to $9.0 million in 2011 from $14.3 million in 2010, primarily as a result of the North America revenue decline and its resulting impact on gross profit and the negative impacts from some low-margin fixed-price contracts more than offsetting our International segment's growth and profit improvements and our reduced corporate expenses.

        Operating loss from continuing operations by segment was as follows:

	Year Ended December 31,
				2011 % of revenue*	2010 % of revenue*
	2011	2010	% change
	(In thousands)
International	$27,147	$17,730	53.1%	5.7%	4.6%
North America	12,385	34,817	(64.4)	2.9	7.0
Other	499	318	n/m	14.2	9.1
Corporate expenses	(29,680)	(36,767)	19.3	(3.3)	(4.2)
Unallocated results of discontinued operations	(1,355)	(1,810)	n/m	(0.2)	(0.2)

Earnings before interest, taxes, and amortization	8,996	14,288	(37.0)%	1.0	1.6
Goodwill impairment	(16,300)	(82,000)	80.1%	(1.8)	(9.3)
Amortization of intangible assets	(1,534)	(3,213)	52.3%	(0.2)	(0.4)

Total operating loss from continuing operations	$(8,838)	$(70,925)	87.5%	(1.0)%	(8.0)%

*
Segments calculated as a % of segment revenue, all other calculated as a % of total revenue
  •
  International operating income increased $9 million in 2011, primarily due to revenue growth. Operating income margin improved 110 basis points in 2011, driven by increased gross margins related in large part to the positive contribution from our German managed services business, which was in start-up mode for much of the previous year, as well as the full year impact of a June 2010 acquisition. These margin improvements were partially offset by an increase in SG&A costs as a percentage of revenue, primarily for increased salary costs related to business expansion.

  •
  North America operating income decreased to $12.4 million in 2011 from $34.8 million for 2010 primarily related to the negative impact of service-level reductions and concluded engagements. Low-margin fixed-price projects and costs incurred by the division to exit several of these fixed-price contracts and, to a lesser extent, decreased consultant utilization also reduced operating income. In 2011, North America operating income was negatively impacted by approximately $12 million from exiting certain contracts or from contracts with losses. In addition, we estimate that the segment's operating income was reduced by $9 million due to cost overruns on fixed-price projects that reduced project profits below our expected margins. North America began cost-reduction initiatives during the second half of 2011, including staff reductions and discretionary spending curtailments, but was unable to reduce costs as quickly as revenue declined.

  •
  Corporate expenses were down $7.1 million. During 2010, we incurred $6.1 million of executive charges and leadership transition costs and we recorded a $2.2 million bad debt allowance. In 2011, we recorded $2.3 million of severance costs. The reductions in bad debt and separation-type expenses were partially offset by increased IT costs and share-based compensation in 2011.

        Interest expense.    Interest expense increased $1.3 million during 2011 compared to 2010. Interest charges related to a liability for acquisition consideration accounted for $0.7 million of the increase. The remaining $0.6 million related to higher interest costs, including amortization of facility fees, under the senior credit facility in place at that time.

        Other income (expense), net.    Other expense, net was $2.5 million in 2011, down from other income, net of $0.1 million in 2010. A $3.2 million increase in the fair value of our liability for acquisition-related consideration resulted from a revised agreement that fixed the amount of the future consideration in 2011. This was slightly offset by $0.6 million of current year foreign exchange gains compared with nominal foreign exchange losses in 2010.

        Income taxes.    Our tax expense is significantly impacted by the changes in the amount and the geographic mix of our income and loss. From continuing operations, our income (loss) before income taxes and our income tax expense (benefit) is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Income (loss) before income taxes:
United States	$(49,104)	$(98,081)
Foreign	30,831	21,278

Total	$(18,273)	$(76,803)

Income tax expense (benefit):
United States	$25,156	$(27,005)
Foreign	7,294	4,156

Total	$32,450	$(22,849)

        For the year ended December 31, 2011, our domestic loss from continuing operations included a goodwill impairment charge of $16.3 million and a related deferred tax benefit of $4.5 million. In April 2011, we recorded deferred tax expense of $29.1 million to establish a valuation allowance against all of our U.S. deferred tax assets and we cannot record income tax benefits for any additional U.S. operating losses. Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to goodwill amortization as well as certain other miscellaneous U.S. current tax expense items. For purposes of deferred taxes, we estimate our domestic blended Federal and state rate to be approximately 40%.

        For the year ended December 31, 2010, our domestic loss from continuing operations included a goodwill impairment charge of $82.0 million and a related deferred tax benefit of $22.6 million. The remaining domestic loss resulted in a 27% tax benefit of approximately $4.4 million.

        The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 24% to 33%. Our actual tax expense is also impacted by the amount of nondeductible expenses, which increases our effective tax rate. Our fourth quarter 2010 tax rate also had a $1.0 million benefit from the utilization of carried forward net operating losses in Europe, which were previously reserved. A portion of the operations of our India subsidiary were not subject to taxes under a tax holiday that expired March 2011. The income tax benefit attributable to this tax holiday was approximately $0.3 million and $1.1 million in 2011 and 2010, respectively.

Liquidity and Capital Resources

        At December 31, 2012, we had an increase in working capital to $105.5 million from $92.8 million at December 31, 2011. Our current ratio was 1.6:1 at December 31, 2012, compared to1.5:1 at December 31, 2011. Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our new credit agreement. In addition, we could seek to raise additional funds through public or private debt or equity financings. We believe that our cash and cash equivalents, our expected operating cash flow, and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

        Our balance of cash and cash equivalents was $58.8 million at December 31, 2012, compared to $65.6 million at December 31, 2011. Our domestic cash balances are used daily to reduce our outstanding balance on our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. In order to meet the scheduled principal reduction requirements for the term loan under our previous senior credit facility, we repatriated $30 million of foreign cash to the U.S. in January 2012. Due to our domestic NOL carryforwards, this repatriation did not result in any material current tax payments. The repatriation reduced the available NOL carryforwards which are available to offset future U.S. taxable income. Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. Effective May 7, 2012, our new credit agreement also provides for foreign borrowings if needed. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. At December 31, 2012, we estimate we have approximately $40 million of U.S. Federal NOL carryforwards available to offset future taxable income. Absent the availability of NOL carryforwards or tax credits, the possible tax consequences of any foreign cash repatriation could be significant.

        As previously mentioned, we approved a corporate restructuring plan on November 5, 2012. Related to the execution of this plan, we had cash outlays of approximately $2 million in the fourth quarter of 2012. We estimate future cash outlays of $7 million in 2013.

        Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$1,304	$18,909	$25,703
Investing activities	(3,262)	(14,112)	(11,151)
Financing activities	(42,956)	(17,336)	(13,379)

Net cash provided by (used in) continuing operations	(44,914)	(12,539)	1,173
Net cash provided by (used in) discontinued operations:
Operating activities	(2,981)	12,613	9,418
Investing activities	37,773	(2,214)	(6,419)

Net cash provided by discontinued operations	34,792	10,399	2,999
Effect of foreign exchange rates on cash	3,404	(1,622)	(2,267)

Net increase (decrease) in cash and cash equivalents	$(6,718)	$(3,762)	$1,905

        Operating activities.    Cash provided by operating activities from continuing operations was $1.3 million in 2012, compared with $18.9 million and $25.7 million in 2011 and 2010, respectively. Changes in normal short-term working capital items, partially offset by an improvement in earnings, contributed to the overall reduction in cash from operations during 2012 as compared to 2011. While in 2011, reduced earnings and changes in normal short-term working capital items both contributed to the overall reduction in cash from operations as compared to 2010. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year. Cash flow from European operations are typically maximized in the fourth quarter.

        Changes in accounts receivable have a significant impact on our cash flow. Items that can affect our cash flow accounts receivable include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts. Many of the individual reasons are outside of our control and, as a result, it is normal for our cash flow from accounts receivable to fluctuate from period to period, affecting our liquidity.

        Total accounts receivable increased to $200.3 million at December 31, 2012, from $182.4 million at December 31, 2011. At December 31, 2012, our total unbilled accounts receivable for costs and earnings in excess of billings totaled $16.3 million, which was a decrease of $3.6 million from the prior year. Total accounts receivable day's sales outstanding ("DSO") was 61 days at December 31, 2012, compared to 53 days at December 31, 2011, an increase of 8 days. During 2012, we experienced increased DSO both domestically and from our International segment. The increase in DSO in International was due to longer client payment terms, which was partially offset by some collection improvements. Our International segment typically experiences slower receivable payments during the first half of the year with improvement in the second half of the year, and with their lowest DSO levels typically occurring in December. Domestic DSO was higher at December 31, 2012 due to longer client payment terms, higher revenues, and delayed payments from one of our largest clients. Overall project delays have caused increases in unbilled accounts receivable as well.

        Accrued compensation and related liabilities fluctuate from period to period based on a couple of primary factors, including the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments. Bonuses are typically accrued throughout the year, and paid either quarterly or annually, based on the applicable bonus program associated with an employee's role and country in which he or she works. As such, bonus accruals can fluctuate from quarter to quarter. Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid. The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

        Investing activities.    Investing activities are primarily comprised of purchases of property and equipment and cash paid for acquisitions. Spending on property and equipment was $3.3 million during 2012, compared with $13.2 million in 2011 and $7.6 million in 2010. Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Such investments will fluctuate from period to period. In 2011, we expanded our delivery center operations in India, which cost approximately $3 million, and we also made other capital investments to begin enhancing our information management systems and to develop management and sales tools. Investing activities from discontinued operations for 2012 consisted primarily of net proceeds totaling $33.6 million from the sale of our Federal division and $4.5 million from the sale of our information technology outsourcing practice.

        Financing activities.    Typically, our most significant financing activities consist of the borrowings and payments under our credit facility. This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility. During 2012, we had net payments on our long-term debt of $40.1 million primarily from the repatriation of $30 million of foreign cash to the U.S. in January and the sale of our Federal Division in March 2012, compared to net payments of $21.8 million and $11.1 million in 2011 and 2010, respectively. Additionally, associated with our new credit agreement, we incurred a cash outflow of $3.4 million for credit fees, compared to $2.0 million and $0.7 million in 2011 and 2010, respectively. In 2012, we had a cash inflow of $1.3 million for proceeds from employee stock plans, down from $7.5 million in 2011 and $2.4 million in 2010. We did not use cash in 2012 or 2011 to repurchase our own stock, however, in 2010 we used $2.4 million for this purpose.

        Credit Agreement.    On May 7, 2012, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. The Credit Agreement replaced our previous credit facility and refinanced all amounts outstanding thereunder. The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the "ABL Facility"), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan (the "Term Loan"). The full $60 million of the ABL Facility was available for borrowing on December 31, 2012. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting October 31, 2012, with the balance of approximately $2.1 million due at maturity on November 7, 2013. As of December 31, 2012, we had $19.8 million outstanding under the ABL Facility and $6.3 million outstanding under the Term Loan. Our obligations under the Credit Agreement are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets.

        The Term Loan accrues interest at an annual rate of 12.0%. Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate ("LIBOR") plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the "prime rate" set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. At December 31, 2012, our weighted average interest rate on our outstanding borrowing under the ABL Facility was 4.38%.

        The Credit Agreement can be prepaid in whole or in part at any time. In addition, the Credit Agreement, subject to certain exceptions and conditions, requires prepayment of the Term Loan with the net cash proceeds received from certain events. These events include, amongst others, receipt of proceeds from a disposition of assets, a judgment or settlement, the issuance of indebtedness, or the issuance of common stock or other equity interests. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility.

        The Credit Agreement includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month "EBITDA," (ii) a minimum trailing 12-month fixed charge coverage ratio and (iii) a maximum trailing 12-month leverage ratio. We were in compliance with the financial covenants under our Credit Agreement at December 31, 2012. A summary of these financial covenants is as follows:

  •
  We must maintain a minimum trailing 12-month "EBITDA," of at least $30.0 million for January 2013. This minimum fluctuates monthly throughout 2013 until maturity of the Term Loan in early November, when the minimum is $41.4 million.

  •
  The minimum trailing 12-month fixed charge coverage ratio must not be less than 1.1 to 1.0.

  •
  The maximum trailing 12-month leverage ratio may not be greater than 1.3 to 1.0 for January 2013. This maximum fluctuates monthly throughout 2013 until maturity of the Term Loan in early November, when the maximum is 1.0 to 1.0.

        The Company is required to be in compliance with the financial covenants at the end of each calendar month until the Term Loan is repaid in full. The Company is also required to be in compliance with the minimum trailing 12-month fixed charge coverage ratio after the Term Loan is repaid in full if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. The Company must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.

        We were in compliance with the above financial covenants at December 31, 2012, with the following calculations for our financial covenant ratios:

  •
  Consolidated trailing 12-month "EBITDA": $36.4 million. (Minimum permitted is $27.7 million.)

  •
  Consolidated trailing 12-month fixed charge coverage ratio: 1.8 to 1.0. (Minimum permitted is 1.1 to 1.0.)

  •
  Consolidated trailing 12-month leverage ratio: 0.7 to 1.0. (Maximum permitted is 1.5 to 1.0.)

        Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the U.K., Dutch, and German borrowers and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At December 31, 2012, no borrowings are subject to the bank's dominion.

        The Credit Agreement generally contains customary events of default for credit facilities of this type, including nonpayment, material inaccuracy of representations and warranties, violation of covenants, default of certain other agreements or indebtedness, bankruptcy, material judgments, invalidity of the Credit Agreement or related agreements, and a change of control.

        Based on management's current estimates, we do not currently believe a covenant violation to be probable of occurring for at least the next 12 months. However, given the current volatility of the global economy, there can be no assurance that we will continue to be in compliance with these bank covenants. If a covenant violation were to occur, we believe we would be able to obtain a waiver or amendment from our lenders. Any such waiver or amendment would come at additional costs to Ciber and such costs could be material. We believe that other sources of credit or financing would be available to us; however, we cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.

        The carrying value of the outstanding borrowings under the ABL Facility approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed since entering into the facility in May 2012. The carrying value of the outstanding borrowings under the fixed rate Term Loan approximates its fair value as (1) market interest rates have not changed significantly since May 2012 and (2) Ciber's credit risk is relatively unchanged since entering into the loan. If market interest rates or Ciber's credit risk were to change, we would estimate the fair value of our borrowings using discounted cash flow analysis based on current rates obtained from the lender for similar types of debt. The inputs used to establish the fair value of the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

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

        The following table is a summary of our contractual obligations as of December 31, 2012:

	Payments due by period
	Total	2013	2014 - 2015	2016 - 2017	Thereafter
	(In thousands)
Principal payments on long-term debt	$26,127	$6,337	$15	$19,775	$—
Interest payments on long-term debt(1)	3,277	1,032	1,146	1,099	—
Operating leases(2)	68,624	21,678	26,749	12,999	7,198
Other commitments(3)	23,467	17,594	5,596	275	2

Total	$121,495	$46,641	$33,506	$34,148	$7,200

(1)
Interest payments were calculated based on the terms of our Credit Agreement and effective interest rates as of December 31, 2012, for our borrowings.

(2)
Includes operating leases for all office locations, automobiles and office equipment.

(3)
Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. It does not include our remaining unrecognized tax benefits of $5.5 million because we are unable to make a reasonably reliable estimate as to when a cash settlement, if any, with the appropriate taxing authority may occur.

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

        We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2012. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 5%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit's estimated weighted average cost of capital, which were 11.5% and 13.5% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/revenue multiples of 0.6 and 0.4, respectively, and enterprise value/EBITDA multiples of approximately 7 and 5, respectively, in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 33%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

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

        For the quarter ended December 31, 2012, we reviewed for indicators of impairment and believed that the decline in our share price warranted an interim test for goodwill impairment for our reporting units. We compared the carrying values of our International and North America reporting units to their estimated fair values at December 31, 2012. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. We used similar methodologies as during our annual impairment test date of June 30, 2012, and updated our business and valuation assumptions for the income and market approach. The discounted cash flow method (income approach) incorporates various Level 3 inputs including projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 4%. Again, we projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years. The income approach valuations also included each reporting unit's estimated weighted average cost of capital, which were 13.0% and 15.5% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/revenue multiples of 0.4 and 0.3, respectively, and enterprise value/EBITDA multiples of approximately 5 in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 35%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

        As a result of the first step of our goodwill impairment test as of December 31, 2012, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 20% and 19%, respectively, thus no impairment was indicated. We updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

        We currently have a remaining goodwill balance of $276.6 million at December 31, 2012. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

          (1)   failure of Ciber to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated fair values of our reporting units; and

          (2)   a decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of either of our reporting units below their carrying values.

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

        As a result of our cumulative domestic losses, effective April 1, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets. In addition, we haven't recorded any deferred tax benefit for our domestic tax operating losses incurred after April 1, 2011. Our cumulative valuation allowance recorded against all of our deferred tax assets at December 31, 2012, was $35.7 million. The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance. At December 31, 2012, we have federal net operating loss ("NOL") and federal tax credit carryforwards of approximately $40 million and $11 million, respectively. Of this total, $3 million of U.S. NOL carryforwards are subject to annual usage limitations under U.S. tax rules; however, they do not begin to expire until 2022. The remaining

NOL carryforwards do not begin to expire until 2030. Our Federal tax credit carryforwards are subject to annual usage limits but do not begin to expire until 2025. At December 31, 2012, we also have approximately $39 million of foreign NOL carryforwards. We have recorded a valuation allowance for approximately 99% of the foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them. Approximately 30% of the foreign NOL carryforwards may expire.

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

        In order to meet the scheduled principal reduction requirements for our term loan that were accelerated in the October 2011 amendment to the Senior Credit Facility, we repatriated $30 million of foreign cash to the U.S. in January 2012. We have recorded a $12 million deferred tax liability at December 31, 2011, based on our current estimate of the U.S. tax impact from the repatriation. However, due to our currently available net operating losses and tax credit carryforwards, the repatriation does not have a material tax impact to the Company. The repatriation reduces the available deferred tax benefits available to offset future domestic profits. Except for the $30 million cash repatriation, we have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries as we do not plan to repatriate additional cash and we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. Absent the availability of net operating losses or tax credits, the possible tax consequences of any foreign cash repatriation could be significant.

        Allowance for doubtful accounts receivable—We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables. At December 31, 2012, we had gross accounts receivable of $202.0 million and our allowance for doubtful accounts was $1.8 million. Our allowance for doubtful accounts is based upon specific identification of probable losses. We review our accounts receivable and reassess our estimates of collectability each quarter. Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Global 2000 blue-chip companies and government agencies. Since 2008, as global economic conditions worsened, and we have taken on certain riskier clients, we have experienced a higher number of client bankruptcies, clients with financial difficulties, and clients refusing to pay for services. Our bad debt expense was $0.8 million, $0.3 million, and $6.4 million in 2012, 2011, and 2010, respectively. In 2010, four clients accounted for 77% of our total bad debt expense. If our clients' financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required. Such items are very difficult to predict and require significant management judgment.

        Accrued compensation and certain other accrued liabilities—Employee compensation costs are our largest expense category. We have several different variable compensation programs that are highly dependent on estimates and judgments, particularly at interim reporting dates. Some programs are discretionary, while others have quantifiable performance metrics. Certain programs are annual, while others are quarterly or monthly. Often actual compensation amounts cannot be determined until after our results are reported. We believe we make reasonable estimates and judgments using all significant information available. In addition, the process to estimate the fair value of share-based compensation also involves various assumptions, inputs, and judgments. We estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs. Our accrual for health costs is based on historical experience and specific claim activity and actual amounts may vary. In the ordinary course of business, we are currently involved in various claims and legal proceedings. We periodically review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information at that time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operations. We expense legal fees as incurred.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to other market risks is immaterial.

        During 2012, approximately 51%, or $454 million of our total revenue was attributable to our foreign operations. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 5.1%, or $45 million. A portion of this fluctuation would be offset by expenses incurred in local currency. Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies. Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country. Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

        Our exposure to changes in interest rates arises primarily because our indebtedness under the ABL Facility of our Credit Agreement has a variable interest rate. At December 31, 2012, our outstanding borrowings under our ABL Facility were $19.8 million. At December 31, 2012, our weighted average interest rate on the outstanding borrowings of the ABL under the Credit Agreement was 4.38%. Therefore, a 1% increase in interest rates on outstanding indebtedness under the ABL Facility would result in approximately $0.2 million of additional interest expense.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.

        We have audited the accompanying consolidated balance sheets of Ciber, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2013

Ciber, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Consulting services	$833,496	$856,113	$840,913
Other revenue	50,942	44,943	40,710

Total revenues	884,438	901,056	881,623

OPERATING EXPENSES
Cost of consulting services	624,729	646,953	629,808
Cost of other revenue	31,142	25,384	23,787
Selling, general and administrative	205,550	219,723	213,740
Goodwill impairment	—	16,300	82,000
Amortization of intangible assets	644	1,534	3,213
Restructuring charges	7,981	—	—

Total operating expenses	870,046	909,894	952,548

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	14,392	(8,838)	(70,925)
Interest income	743	987	614
Interest expense	(5,976)	(7,898)	(6,553)
Other income (expense), net	(258)	(2,524)	61

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,901	(18,273)	(76,803)
Income tax expense (benefit)	11,373	32,450	(22,849)

NET LOSS FROM CONTINUING OPERATIONS	(2,472)	(50,723)	(53,954)
Loss from discontinued operations, net of income tax	(11,610)	(16,509)	(23,736)

CONSOLIDATED NET LOSS	(14,082)	(67,232)	(77,690)
Net income (loss) attributable to noncontrolling interests	545	29	(530)

NET LOSS ATTRIBUTABLE TO CIBER, INC.	$(14,627)	$(67,261)	$(77,160)

Basic and diluted loss per share attributable to Ciber, Inc.:
Continuing operations	$(0.04)	$(0.71)	$(0.77)
Discontinued operations	(0.16)	(0.23)	(0.34)

Basic and diluted loss per share attributable to Ciber, Inc.	$(0.20)	$(0.94)	$(1.11)

Weighted average shares outstanding—Basic and Diluted	73,166	71,831	69,626

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Consolidated net loss	$(14,082)	$(67,232)	$(77,690)
Gain (loss) on hedging activity, net of tax	—	284	(86)
Foreign currency translation adjustments	7,214	(7,946)	(11,462)

Comprehensive loss	(6,868)	(74,894)	(89,238)
Comprehensive income (loss) attributable to noncontrolling interests	545	34	(546)

Comprehensive loss attributable to Ciber, Inc.	$(7,413)	$(74,928)	$(88,692)

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$58,849	$65,567
Accounts receivable, net of allowances of $1,752 and $1,422, respectively	200,257	182,359
Prepaid expenses and other current assets	22,164	25,041
Deferred income taxes	1,890	3,302
Current assets of discontinued operations	—	21,041

Total current assets	283,160	297,310
Property and equipment, net of accumulated depreciation of $47,859 and $43,617, respectively	13,683	17,827
Goodwill	276,599	275,504
Other assets	7,029	5,888
Long-term assets of discontinued operations	—	28,541

TOTAL ASSETS	$580,471	$625,070

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$6,337	$25,571
Accounts payable	30,775	35,112
Accrued compensation and related liabilities	68,900	60,124
Deferred revenue	21,872	19,876
Income taxes payable	4,331	8,613
Other accrued expenses and liabilities	45,477	45,454
Current liabilities of discontinued operations	—	9,742

Total current liabilities	177,692	204,492
Long-term debt	19,790	41,380
Deferred income taxes	21,848	15,462
Other long-term liabilities	2,188	6,729

Total liabilities	221,518	268,063

Commitments and contingencies
Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,487 shares issued	745	745
Treasury stock, at cost, 708 and 1,919 shares, respectively	(4,057)	(10,998)
Additional paid-in capital	337,639	330,088
Retained earnings	24,032	44,337
Accumulated other comprehensive income (loss)	208	(7,006)

Total Ciber, Inc. shareholders' equity	358,567	357,166
Noncontrolling interests	386	(159)

Total equity	358,953	357,007

TOTAL LIABILITIES AND EQUITY	$580,471	$625,070

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In thousands)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)	Total Ciber, Inc. Shareholders' Equity
					Additional Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 1, 2010	74,487	745	(5,005)	(30,069)	322,999	199,668	12,193	505,536	710	506,246

Consolidated net loss	—	—	—	—	—	(77,160)	—	(77,160)	(530)	(77,690)
Loss on hedging activity, net of $52 tax	—	—	—	—	—	—	(86)	(86)	—	(86)
Foreign currency translation	—	—	—	—	—	—	(11,446)	(11,446)	(16)	(11,462)
Acquisition of noncontrolling interest	—	—	—	—	(1,201)	—	—	(1,201)	(357)	(1,558)
Treasury shares issued under employee share plans	—	—	1,216	7,040	(430)	(4,226)	—	2,384	—	2,384
Tax benefit from employee share plans	—	—	—	—	20	—	—	20	—	20
Share-based compensation	—	—	82	470	3,789	(169)	—	4,090	—	4,090
Purchases of treasury stock	—	—	(656)	(2,444)	—	—	—	(2,444)	—	(2,444)

BALANCES AT DECEMBER 31, 2010	74,487	745	(4,363)	(25,003)	325,177	118,113	661	419,693	(193)	419,500

Consolidated net loss	—	—	—	—	—	(67,261)	—	(67,261)	29	(67,232)
Gain on hedging activity, net of $174 tax	—	—	—	—	—	—	284	284	—	284
Foreign currency translation	—	—	—	—	—	—	(7,951)	(7,951)	5	(7,946)
Treasury shares issued under employee share plans	—	—	2,444	14,005	—	(6,515)	—	7,490	—	7,490
Share-based compensation	—	—	—	—	4,911	—	—	4,911	—	4,911

BALANCES AT DECEMBER 31, 2011	74,487	745	(1,919)	(10,998)	330,088	44,337	(7,006)	357,166	(159)	357,007

Consolidated net loss	—	—	—	—	—	(14,627)	—	(14,627)	545	(14,082)
Foreign currency translation	—	—	—	—	—	—	7,214	7,214	—	7,214
Treasury shares issued under employee share plans	—	—	1,211	6,941	—	(5,678)	—	1,263	—	1,263
Share-based compensation	—	—	—	—	7,551	—	—	7,551	—	7,551

BALANCES AT DECEMBER 31, 2012	74,487	$745	(708)	$(4,057)	$337,639	$24,032	$208	$358,567	$386	$358,953

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(14,082)	$(67,232)	$(77,690)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Loss from discontinued operations	11,610	16,509	23,736
Goodwill impairment	—	16,300	82,000
Depreciation	7,465	7,976	6,663
Amortization of intangible assets	644	1,534	3,213
Deferred income tax expense (benefit)	4,892	26,900	(29,903)
Provision for doubtful receivables	825	337	6,369
Share-based compensation expense	7,282	4,540	3,875
Change in fair value of acquisition-related contingent consideration	—	3,222	—
Amortization of debt costs	2,615	2,182	1,915
Other, net	667	(661)	2,879
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,987)	30,540	(41,939)
Other current and long-term assets	(1,180)	(2,394)	1,403
Accounts payable	(4,848)	(12,693)	16,607
Accrued compensation and related liabilities	7,363	(3,176)	5,740
Other current and long-term liabilities	(5,013)	(2,420)	16,498
Income taxes payable/refundable	(949)	(2,555)	4,337

Cash provided by operating activities—continuing operations	1,304	18,909	25,703
Cash provided by (used in) operating activities—discontinued operations	(2,981)	12,613	9,418

Cash provided by (used in) operating activities	(1,677)	31,522	35,121

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(895)	(3,580)
Purchases of property and equipment, net	(3,262)	(13,217)	(7,571)

Cash used in investing activities—continuing operations	(3,262)	(14,112)	(11,151)
Cash provided by (used in) investing activities—discontinued operations	37,773	(2,214)	(6,419)

Cash provided by (used in) investing activities	34,511	(16,326)	(17,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	337,475	377,676	385,481
Payments on long-term debt	(377,617)	(399,483)	(396,618)
Employee stock purchases and options exercised	1,263	7,490	2,384
Purchases of treasury stock	—	—	(2,444)
Credit facility fees paid	(3,389)	(2,000)	(685)
Acquisition of noncontrolling interest	—	—	(1,558)
Other, net	(688)	(1,019)	61

Cash used in financing activities—continuing operations	(42,956)	(17,336)	(13,379)

Effect of foreign exchange rate changes on cash and cash equivalents	3,404	(1,622)	(2,267)

Net increase (decrease) in cash and cash equivalents	(6,718)	(3,762)	1,905
Cash and cash equivalents, beginning of period	65,567	69,329	67,424

Cash and cash equivalents, end of period	$58,849	$65,567	$69,329

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

        Ciber is a leading global information technology ("IT") company with a wide range of technology expertise. We serve a variety of clients, including Fortune 500 and middle-market companies, as well as governmental agencies and educational institutions. We solve complex IT and business issues across various industries such as manufacturing, healthcare and life sciences, communications, energy and utilities, and financial services. The three pillars of our business include Application Development and Maintenance ("ADM"), Ciber Managed Services ("CMS"), and Independent Software Vendor relationships ("ISVs"). We combine local, on-site account management with a global delivery model to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources. To a lesser extent, we also resell certain IT hardware and software products.

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

(d) Revenue Recognition

        Ciber earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products. Ciber's consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing; and (3) managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems provided to our customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue. Fees for these contracts may be in the form of time-and-materials, unit-priced or fixed-price billings. The majority of our consulting services revenue is

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

recognized under time-and-materials contracts as hours and costs are incurred. Consulting services revenue also includes project-related reimbursable expenses for travel and other out-of-pocket expenses separately billed to clients.

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

        Revenue for general IT consulting services is recognized as work is performed and amounts are earned. For contracts with fees based on time-and-materials, we recognize revenue over the period of performance. For fixed-price contracts, depending on the specific contractual provisions and nature of the deliverables, revenue may be recognized on a proportional performance model based on level-of-effort, as milestones are achieved or when final deliverables have been provided.

        Managed IT services arrangements typically span several years. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output. Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Costs related to delivering managed services are expensed as incurred, with the exception of labor and other direct costs related to the set-up of processes, personnel and systems, which are deferred during the transition period when appropriate criteria have been met and expensed ratably over the period services are provided. Amounts billable to the client for transition or set-up activities, which do not have standalone value, are also deferred and recognized as revenue evenly over the period that the managed services are provided.

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

        Other revenue primarily includes sales of third-party software products and related support services and commissions on sales of IT products Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer. Our commission revenue represents the sales price to the customer less the cost paid to the vendor. Some software license arrangements also include implementation services and/or post-contract customer support. In such multi-element software arrangements, if the criteria are met, revenue is recognized based on the VSOE of the fair value of each element. If a software license arrangement containing multiple elements does not qualify for separate accounting for the implementation services, then the software license revenue and the related costs of third-party software products are generally recognized together with the software implementation services using the percentage-of-completion method. Revenue for software post-contract support is recognized ratably over the term of the related agreement.

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

(e) Cash and Cash Equivalents

        Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash balance at December 31, 2012 and 2011 was held by our foreign subsidiaries.

(f) Accounts Receivable and Allowance for Doubtful Accounts

        We record accounts receivable at their face amount less an allowance for doubtful accounts. On a regular basis, we evaluate our client receivables, especially receivables that are past due, and we establish an allowance for doubtful accounts based on specific known client collection issues.

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

(j) Foreign Currency

        The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period. The resulting translation adjustments are included in "accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets. Gains and losses arising from inter-company international

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.

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

(l) Financial Instruments and Fair Values

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
Level 3:	Unobservable inputs for the asset or liability that reflect the reporting entity's own assumptions.

        The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature. The fair value of the borrowings under our Credit Agreement utilizing level 2 assumptions is discussed in Note 9. The fair value of our reporting units utilized in our annual goodwill impairment assessment, which utilizes level 3 assumptions, is discussed in Note 7.

        Ciber is exposed to certain risks related to its ongoing business operations. From time to time, Ciber may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates. We recognize all derivative instruments as either assets or liabilities on our Consolidated Balance Sheets at fair value utilizing level 2 assumptions. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. All hedging instruments must be designated, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the effective hedge portion of the derivative instrument is reported as a component of "accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets and is reclassified into earnings in the same period during which the hedged transaction affects earnings. The change in the amounts are reported in the Consolidated Statement of Comprehensive Income (Loss). The gain or loss is classified in the same statement of operations line item as the associated item being hedged.

        From time to time, Ciber will also enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results. We generally have not elected hedge accounting for these derivatives. At December 31, 2012 and 2011, we did not have any material outstanding derivative instruments.

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

(n) Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders' equity. Comprehensive income (loss) includes net income plus changes in cumulative foreign currency translation adjustment and gains or losses on cash flow hedges, net of taxes.

        The balance of "accumulated other comprehensive income (loss)" reflected on the Consolidated Balance Sheets was comprised of the following:

	Foreign Currency Translation	Hedge Loss	Total
	(In thousands)
Balance at January 1, 2011	$945	$(284)	$661
Change in foreign currency translation	(7,951)	—	(7,951)
Change in fair value of cash flow hedges, net of tax	—	284	284

Balance at December 31, 2011	(7,006)	—	(7,006)

Change in foreign currency translation	7,214	—	7,214

Balance at December 31, 2012	$208	$—	$208

        In 2011 and 2010, we had losses of $476,000 and $481,000, respectively, on our interest rate swaps (cash flow hedges) that were reclassified to interest expense. We did not have any outstanding interest rate swaps in 2012.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

(o) Contingencies

        We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.

        We are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The court-appointed independent experts have evaluated the consideration and claims of the minority shareholders. Briefing by the parties is expected to continue into 2013. If the court awards additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration as well as the costs associated with these proceedings. We are unable to predict the outcome of this matter.

        CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments. The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit includes many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft's former alleged joint venturers. Ciber is vigorously defending the allegations. The matter is ongoing in the appellate courts where Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals. We are unable to predict the outcome of this litigation.

        On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer ("CFO") Claude J. Pumilia and former CFO Peter H. Cheesbrough (the "Class Action"). The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010, and August 3, 2011, by alleged stockholder and plaintiff, Burt Weston. The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the "Class Action Defendants") violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder. Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company's outlook and forecast for fiscal year 2011 in: (1) the Company's 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company's press release and earnings conference call on February 22, 2011; (3) the Company's 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company's press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011. The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act. Specifically, the complaint alleges that the

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Class Action Defendants acted as controlling persons of Ciber within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company. The Class Action seeks, among other things: (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys' fees; and (4) awarding such other relief as the Court may deem just and proper. The Court appointed Mr. Weston and City of Roseville Employees' Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs' counsel on January 31, 2012. Lead plaintiffs filed an amended complaint in early April 2012. The Class Action Defendants have filed a motion to dismiss, which is currently pending. The Company believes that the Class Action is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

        On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the "Derivative Action") against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber's then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira ("Individual Defendants"). Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the "Derivative Defendants"). The Derivative Action is largely based on the same alleged facts as the Class Action. The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company. The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company. The complaint seeks, among other things: (1) damages for losses sustained by the Company as a result of the Individual Defendants' breaches; (2) directives to "reform and improve" the Company's governance; (3) restitution to the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys' fees; and (5) such other relief as the Court may deem just and proper. On April 30, 2012, the Court granted Ciber's Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines. Ciber filed a motion to dismiss, which is pending. The Company believes this litigation is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

(p) Recently Adopted Accounting Pronouncements

        Recently Adopted Accounting Pronouncements—In January 2012 we adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in equity. ASU 2011-05 did not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. We have included a Consolidated Statement of Comprehensive Income (Loss) in our financial statements. Other than the change in presentation, the adoption of this accounting guidance had no impact on our consolidated financial statements.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Discontinued Operations

        On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc. for a preliminary sales price of $40 million, subject to adjustment based on the final determination of the working capital of the Federal division at the time of closing. In November 2012, we reached an agreement with CRGT on the final working capital computation, which resulted in a final sales price of $37.4 million. Net cash proceeds from the sale were $33.6 million, after transaction related costs of $3.8 million. Based on the final sales price, we recorded a $0.7 million pre-tax loss on this sale in 2012. The loss on sale is net of estimated lease exit costs of $1.7 million, related to certain Federal division office space that was vacated with the sale.

        On October 15, 2012, we sold certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing (ITO) practice to Savvis Communications Corporation ("Savvis") for $6 million in cash. In addition, we may receive additional future consideration of up to $14 million, which is mainly dependent upon the post-closing success of the transferred customer contracts to be measured based on December 2013 results, with the final amount, if any, to be determined and paid during the first quarter of 2014. We cannot estimate the amount of the additional future consideration or its potential impact on our results of operations or financial position. Under the agreement, we are required to indemnify Savvis for certain losses, if any, incurred by them following the closing under the customer contracts being transferred. There are no known contract losses at this time. The ITO practice was split between our North America and International business units. Net cash proceeds from the sale, after transaction-related costs, were $3.8 million. The carrying value of the tangible assets included in the transaction was $7.2 million, and we allocated $3.2 million of goodwill to the business being disposed resulting in a $6.6 million pre-tax loss on sale.

        Effective in the fourth quarter of 2011 for the Federal division, and in the third quarter of 2012 for the ITO practice, these businesses met the criteria to be reported as discontinued operations and accordingly, our financial position, results of operations and cash flows have been reclassified for all prior periods to conform to the presentation as a discontinued operation. The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total revenues	$71,936	$183,575	$189,720
Operating expenses	76,428	178,933	191,945
Goodwill impairment	—	27,400	30,000

Operating loss from discontinued operations	(4,492)	(22,758)	(32,225)
Interest and other expense	90	528	484

Loss from discontinued operations before income taxes	(4,582)	(23,286)	(32,709)
Income tax expense (benefit)	459	(6,777)	(8,973)

Loss from discontinued operations, net of taxes	$(5,041)	$(16,509)	$(23,736)

Loss on sale	(7,256)	—	—
Income tax benefit	(687)	—	—

Loss on sale, net of income taxes	(6,569)	—	—

Total loss from discontinued operations, net of income taxes	$(11,610)	$(16,509)	$(23,736)

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Discontinued Operations (Continued)

        In connection with the planned sale of the Federal division, at December 31, 2011, we performed a goodwill impairment test and based on the expected sales price, we adjusted the carrying value of Federal division goodwill to its implied fair value. As a result, we recorded a goodwill impairment charge of $27.4 million during the quarter ended December 31, 2011, which is included within the 2011 loss from discontinued operations of the Federal division. Refer to Note 7 for further discussion on the Federal impairment charge.

        To report the results of discontinued operations, we are required to adjust the reported results of the business sold, from those previously reported as part of operating income by reporting segment. These adjustments eliminate corporate overhead allocations and adjust for costs of the division that will not be recognized on a going-forward basis. In addition, we have allocated interest expense to the Federal discontinued operation by applying the effective interest rate towards the amount of debt that was required to be repaid as a result of the transaction. No debt was required to be repaid as a result of the ITO transaction. We have also allocated related tax expense or benefit to the discontinued operations. These adjustments have been made for all periods presented.

        The following table summarizes the carrying values of the assets and liabilities of discontinued operations which are included in the Consolidated Balance Sheets.

December 31, 2011
Accounts receivable	$19,410
Goodwill	16,864
Property and equipment	9,995
Other assets	3,313

Assets of discontinued operations	$49,582

Accounts payable and accrued compensation liabilities	$6,216
Other liabilities	3,526

Liabilities of discontinued operations	$9,742

        Effective with their respective sales, operations and cash flows of these sold businesses were removed from our consolidated operating results. However, in connection with the sale of the Federal division, we have retained certain historical accounts receivable as well as certain liabilities. With respect to the sale of the ITO practice, we retained all of the related net working capital assets. Some of these items, including certain possible contingent liabilities, may not be settled for several years. Accordingly, adjustments to such items will be recorded through our results of operations in future periods. In addition, we expect to incur post-sale administrative costs in connection with required government compliance activities related to our former Federal business.

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

Acquisitions—2010

        In June 2010, our International segment acquired the assets of Denmark-based SAP consulting company Segmenta A/S ("Segmenta"). The acquisition was completed to strengthen our European presence and expand our Danish operations. We paid $3.5 million in cash at closing, and we agreed to a future cash payment (contingent consideration) at the end of the 36-month period ending on May 31, 2013. As part of our purchase price allocation, we recorded an initial liability of $4.2 million for the present value of the estimated contingent consideration. The estimated fair value of the contingent consideration was based on a probability-weighted approach derived from management's own estimates of profitability and sales targets, as well as the discount rate used to determine the present value of the liability. In allocating the purchase price based on estimated fair values, we recorded goodwill and other intangible assets of $7.1 million and $1.6 million, respectively, and recorded net liabilities of $1.0 million.

        In 2011, we revised the agreement with the sellers to fix the value of the future acquisition-related contingent consideration at approximately $10 million, of which $2.1 million was paid in 2011 and the remainder will be paid in 2013. Based on December 31, 2012 exchange rates, we expect to pay $7.2 million on May 31, 2013 to settle this liability. The change in management's estimates of the amount to be paid was recorded in "other income (expense), net" on the Consolidated Statements of Operations. The current balance of the liability is recorded in "other accrued expenses and liabilities" on the Consolidated Balance Sheets, and changes in the value of the liability from the date of the acquisition through December 31, 2012 were due to the following:

Contingent Consideration
(In thousands)
Beginning balance	$4,220
Interest expense accretion	462
Foreign exchange rate changes	380

Balance at December 31, 2010	5,062

Change in fair value of acquisition-related contingent consideration	3,222
Interest expense accretion	676
Payments	(2,080)
Foreign exchange rate changes	(404)

Balance at December 31, 2011	6,476

Interest expense accretion	396
Foreign exchange rate changes	114

Balance at December 31, 2012	$6,986

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Loss Per Share

        The details of our net loss attributable to Ciber, Inc. is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
NET LOSS FROM CONTINUING OPERATIONS	$(2,472)	$(50,723)	$(53,954)
Net income (loss) attributable to noncontrolling interests	545	29	(530)

Net loss attributable to Ciber, Inc. from continuing operations	(3,017)	(50,752)	(53,424)
Loss from discontinued operations, net of income tax	(11,610)	(16,509)	(23,736)

Total net loss attributable to Ciber, Inc.	$(14,627)	$(67,261)	$(77,160)

        Dilutive securities, including stock options and restricted stock units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss attributable to Ciber, Inc. from continuing operations or when stock options have an exercise price that is greater than the average market price of Ciber common stock during the period. Because we had a net loss attributable to Ciber, Inc. from continuing operations for the years ended, December 31, 2012, 2011 and 2010, approximately 9.0 million, 8.2 million and 9.1 million anti-dilutive securities were excluded from the above calculations.

(5) Accounts Receivable

        Accounts receivable consists of the following:

	December 31,
	2012	2011
	(In thousands)
Billed accounts receivable	$154,484	$137,456
Unbilled—scheduled billings	31,258	26,475
Costs and estimated earnings in excess of billings	16,267	19,850

	202,009	183,781
Less allowance for doubtful accounts	(1,752)	(1,422)

Accounts receivable, net	$200,257	$182,359

        The activity in the allowance for doubtful accounts consists of the following:

		Additions
			Deductions	Effect of foreign exchange rate changes
	Balance at beginning of period	Charge to cost and expense			Balance at end of period
			Write-offs
	(In thousands)
Year ended December 31, 2010	$3,163	6,369	(2,092)	(73)	$7,367
Year ended December 31, 2011	$7,367	337	(6,280)	(2)	$1,422
Year ended December 31, 2012	$1,422	825	(580)	85	$1,752

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2012	2011
	(In thousands)
Computer equipment and software	$44,059	$42,487
Furniture and fixtures	9,051	9,849
Leasehold improvements and other	8,432	9,108

	61,542	61,444
Less accumulated depreciation	(47,859)	(43,617)

Property and equipment, net	$13,683	$17,827

(7) Goodwill

        The changes in the carrying amount of goodwill are as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2011	$142,563	$152,081	$294,644
Goodwill impairment	—	(16,300)	(16,300)
Adjustments on prior acquisition	135	—	135
Effect of foreign exchange rate changes	(2,975)	—	(2,975)

Balance at December 31, 2011	139,723	135,781	275,504

Amount allocated to discontinued operations	(1,100)	(2,100)	(3,200)
Effect of foreign exchange rate changes	4,295	—	4,295

Balance at December 31, 2012	$142,918	$133,681	$276,599

        As a result of the changes to our reportable segments effective January 1, 2012, $9.8 million of the goodwill previously attributable to our former IT Outsourcing division at December 31, 2011, was allocated as follows: $1.8 million to International and $8.0 million to North America. We have restated the 2011 segment goodwill data above to be consistent with the current segment presentation. During our annual impairment test in 2011, and as a result of the decreased operating performance of our former IT Outsourcing division, including a lag in new sales and our inability to achieve operational efficiencies, we recorded a related impairment charge of $16.3 million. For current year segment presentation purposes, this goodwill impairment has been included in the North America segment.

        We perform our annual impairment analysis of goodwill as of June 30 each year or more often if there are indicators of impairment present. We test each of our reporting units for goodwill impairment. Our reporting units are the same as our operating divisions and reporting segments. The goodwill impairment test requires a two-step process. The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill (Continued)

goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit's goodwill is less than its carrying value.

        We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2012. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 5%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit's estimated weighted average cost of capital, which were 11.5% and 13.5% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/revenue multiples of 0.6 and 0.4, respectively, and enterprise value/EBITDA multiples of approximately 7 and 5, respectively, in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 33%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

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

        For the quarter ended December 31, 2012, we reviewed for indicators of impairment and believed that the sustained decline in our share price warranted an interim test for goodwill impairment for our reporting units. We compared the carrying values of our International and North America reporting units to their estimated fair values at December 31, 2012. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. We used similar methodologies as during our annual impairment test date of June 30, 2012, and updated our business and valuation assumptions for the income and market approach. The discounted cash flow method (income approach) incorporates various Level 3 inputs including projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 4%. Again, we projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years. The income approach valuations also included each reporting unit's estimated weighted average cost of capital, which were 13.0% and 15.5% for International and North America, respectively. The market

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill (Continued)

approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/revenue multiples of 0.4 and 0.3, respectively, and enterprise value/EBITDA multiples of approximately 5 in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 35%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

        As a result of the first step of our interim goodwill impairment test as of December 31, 2012, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 20% and 19%, respectively, thus no impairment was indicated. We updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

        During the quarter ended December 31, 2011, the government services market continued to decline due to further funding uncertainty and downside risk for the sector. Long-term federal IT spending forecasts decreased significantly in the overall market, and we noted a continued market capitalization decline in the publicly-traded companies in our comparable group. In addition to such factors, we were also required to perform an impairment evaluation of goodwill upon meeting the criteria to classify the Federal division as held for sale, as the negotiated sales price was below the carrying value of the related net assets. We performed step two of the goodwill impairment test as of December 31, 2011, and recorded a goodwill impairment charge of $27.4 million for our Federal division. On March 9, 2012, we sold our Federal division. As of December 31, 2011, the associated goodwill balance of the Federal division was reported in "long-term assets of discontinued operations" on our Consolidated Balance Sheet. The changes in the carrying amount of goodwill of discontinued operations are as follows:

Discontinued Operations
(In thousands)
Balance at January 1, 2011	$44,264
Goodwill impairment	(27,400)

Balance at December 31, 2011	16,864

Federal division sale	(16,864)

Balance at December 31, 2012	$—

(8) Operating Leases

        We have non-cancelable operating leases primarily for our office space, automobiles and office equipment. Expense for operating leases totaled approximately $29.9 million, $28.3 million and $25.3 million in 2012, 2011 and 2010, respectively.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Operating Leases (Continued)

        Future minimum operating lease payments as of December 31, 2012, are:

Rental Payments
(In thousands)
2013	$21,678
2014	15,846
2015	10,903
2016	7,806
2017	5,193
Thereafter	7,198

$68,624

(9) Borrowings

        On May 7, 2012, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. The Credit Agreement replaced our previous credit facility and refinanced all amounts outstanding thereunder. The Credit Agreement provides for (1) an asset-based revolving line of credit of up to $60 million (the "ABL Facility"), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables, and (2) a $7.5 million term loan (the "Term Loan"). The full $60 million of the ABL Facility was available for borrowing on December 31, 2012. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. The Term Loan amortizes in monthly principal payments of approximately $0.4 million starting October 31, 2012, with the balance of approximately $2.1 million due at maturity on November 7, 2013. As of December 31, 2012, we had $19.8 million outstanding under the ABL Facility and $6.3 million outstanding under the Term Loan. Our obligations under the Credit Agreement are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets.

        The Term Loan accrues interest at an annual rate of 12.0%. Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate ("LIBOR") plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the "prime rate" set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. At December 31, 2012, our weighted average interest rate on our outstanding borrowing under the ABL Facility was 4.38%.

        The Credit Agreement can be prepaid in whole or in part at any time. In addition, the Credit Agreement, subject to certain exceptions and conditions, requires prepayment of the Term Loan with the net cash proceeds received from certain events. These events include, amongst others, receipt of proceeds from a disposition of assets, a judgment or settlement, the issuance of indebtedness, or the

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Borrowings (Continued)

issuance of common stock or other equity interests. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility.

        The Credit Agreement includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. The Credit Agreement also contains certain financial covenants, including: (i) a minimum trailing 12-month "EBITDA," (ii) a minimum trailing 12-month fixed charge coverage ratio, and (iii) a maximum trailing 12-month leverage ratio. We were in compliance with the financial covenants under our Credit Agreement at December 31, 2012.

        Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the U.K., Dutch and German borrowers and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At December 31, 2012, no borrowings are subject to the bank's dominion.

        The Credit Agreement generally contains customary events of default for credit facilities of this type, including nonpayment, material inaccuracy of representations and warranties, violation of covenants, default of certain other agreements or indebtedness, bankruptcy, material judgments, invalidity of the Credit Agreement or related agreements, and a change of control.

        In connection with the Credit Agreement, we capitalized debt issuance costs that we are amortizing to interest expense over the terms of the borrowing arrangements. At December 31, 2012, the balance of unamortized debt fees was $2.7 million.

        The carrying value of the outstanding borrowings under the ABL Facility approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed materially since entering into the facility in May 2012. The carrying value of the outstanding borrowings under the fixed rate Term Loan approximates its fair value as (1) market interest rates have not changed significantly since May 2012 and (2) Ciber's credit risk is relatively unchanged since entering into the loan. If market interest rates or Ciber's credit risk were to change, we would estimate the fair value of our borrowings using discounted cash flow analysis based on current rates obtained from the lender for similar types of debt. The inputs used to establish the fair value of the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Borrowings (Continued)

        Long-Term Debt—Long-term debt consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Revolving credit facilities	$19,775	$41,167
Term loans	6,250	25,000

Total bank debt	26,025	66,167
Capital lease obligations	102	784

Total debt	26,127	66,951
Less current portion	6,337	25,571

Long-term debt	$19,790	$41,380

        Maturities—Maturities of bank debt were determined to be as follows:

Amount Maturing
(In thousands)
2013	$6,337
2014	15
2015	—
2016	—
2017	19,775

$26,127

(10) Other Income (Expense)

        Other income (expense), net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Foreign exchange gains (losses), net	$(361)	$629	$(41)
Change in fair value of acquisition-related contingent consideration	—	(3,222)	—
Other	103	69	102

Other income (expense), net	$(258)	$(2,524)	$61

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes

        Income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$36	$(1,054)	$1,521
State and local	280	250	450
Foreign	6,165	6,354	5,083

	6,481	5,550	7,054

Deferred:
Federal	4,528	22,713	(23,824)
State and local	647	3,247	(5,152)
Foreign	(283)	940	(927)

	4,892	26,900	(29,903)

Income tax expense (benefit)	$11,373	$32,450	$(22,849)

        U.S. and foreign income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$(5,058)	$(49,104)	$(98,081)
Foreign	13,959	30,831	21,278

Income (loss) before income taxes	$8,901	$(18,273)	$(76,803)

        U.S. and foreign income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$5,491	$25,156	$(27,005)
Foreign	5,882	7,294	4,156

Income tax expense (benefit)	$11,373	$32,450	$(22,849)

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        Income tax expense (benefit) differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$3,115	$(6,396)	$(26,881)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	927	3,497	(3,057)
Non-deductible other costs	1,678	1,489	1,410
Goodwill impairment	—	1,811	9,003
Valuation allowance	8,039	27,028	—
Foreign cash repatriation	—	10,500	—
Impact of foreign tax	(2,680)	(3,497)	(2,267)
Other	294	(1,982)	(1,057)

Income tax expense (benefit)	$11,373	$32,450	$(22,849)

        The components of the net deferred tax asset or liability are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Accrued expenses	$9,637	$7,709
Federal tax credit carryforwards	6,884	6,600
U.S. net operating loss ("NOL") carryforwards	15,967	25,353
Foreign NOL carryforwards	10,198	8,873
Other	4,154	5,891

Total gross deferred tax assets	46,840	54,426
Less valuation allowance	(44,296)	(36,258)

Deferred tax assets, net	2,544	18,168

Deferred tax liabilities:
Goodwill	(19,906)	(17,261)
Foreign cash repatriation	—	(12,000)
Other	(2,937)	(3,645)

Total gross deferred tax liabilities	(22,843)	(32,906)

Net deferred tax asset (liability)	$(20,299)	$(14,738)

Balance sheet classification of deferred taxes:
Deferred tax asset—current	1,890	3,302
Deferred tax asset—long-term	122	—
Deferred tax liability—current	(463)	(2,578)
Deferred tax liability—long-term	(21,848)	(15,462)

Net deferred tax asset (liability)	$(20,299)	$(14,738)

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We are required to estimate income taxes in each jurisdiction where we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent recovery is believed unlikely, we establish a valuation allowance. Changes in the valuation allowance for deferred tax assets impact our income tax expense during the period.

        As a result of our cumulative domestic losses, effective April 1, 2011, we recorded a non-cash charge of $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets. In addition, we have not recorded any deferred tax benefit for our domestic tax operating losses incurred after April 1, 2011. Our cumulative valuation allowance recorded against all of our domestic deferred tax assets at December 31, 2012, was $34.2 million. The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance. At December 31, 2012, we have federal net operating loss ("NOL") and federal tax credit carryforwards of approximately $40 million and $11 million, respectively. Of this total, $3 million of U.S. NOL carryforwards are subject to annual usage limitations under U.S. tax rules; however, they do not begin to expire until 2022. The remaining NOL carryforwards do not begin to expire until 2030. Our Federal tax credit carryforwards are subject to annual usage limits but do not begin to expire until 2025. At December 31, 2012, we also have approximately $39 million of foreign NOL carryforwards. We have recorded a valuation allowance for approximately 99% of the foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them. Approximately 30% of the foreign NOL carryforwards may expire. Our valuation allowance recorded against our foreign deferred tax assets at December 31, 2012 was $10.1 million. The net change in the total valuation allowance for deferred tax assets were increases of $8.0 million and $28.6 million in 2012 and 2011, respectively.

        In January 2012, we repatriated $30 million of foreign cash to the U.S. Due to our currently available net operating losses and tax credit carryforwards, the repatriation did not have a material tax impact to the Company. The repatriation reduced the available deferred tax benefits available to offset future domestic profits. We have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. Absent the availability of net operating losses or tax credits, the possible tax consequences of any foreign cash repatriation could be significant. At December 31, 2012, we estimate the undistributed earnings and profits of our foreign subsidiaries that would be subject to U.S. taxes totaled approximately $87 million. Quantification of the U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not practicable.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        A portion of the operations of our India subsidiary was not subject to taxes under a tax holiday that expired March 2011. The income tax benefit attributable to this tax holiday was approximately $0.3 million and $1.1 million in 2011 and 2010, respectively.

        We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when based upon the technical merits, it is "more-likely-than-not" that the tax position will be sustained upon examination. The changes in the balance of our unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2011	$7,408
Increases related to current year tax positions	488
Lapse of statute of limitations	(1,368)

Balance at December 31, 2011	6,528

Increases related to prior year tax positions	108
Increases related to current year tax positions	1,103
Decreases related to settlements with tax authorities	(2,118)
Lapse of statute of limitations	(147)

Balance at December 31, 2012	$5,474

        Our unrecognized tax benefits totaled $5.5 million at December 31, 2012. If recognized, $1.3 million of these benefits would affect our income tax expense. Our unrecognized tax benefits decreased by $0.1 million as a result of the expiration of the statute of limitations on a domestic tax position, and decreased by $2.1 million as a result of a foreign tax settlement. The increase in current year tax positions of $1.1 million relates to intercompany transfer pricing in multiple foreign jurisdictions. We believe that it is not reasonably possible that any significant unrecognized tax benefits will be released in the next twelve months. Note that the amounts recorded for our unrecognized tax benefits represent management estimates, and actual results could differ which would impact our effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statements of operations. We have not recorded a material amount of interest and penalties during 2012, 2011, and 2010.

        We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions. We are routinely subject to examination by various domestic and foreign tax authorities. The outcome of tax audits is always uncertain and could result in cash tax payments that could be material. Additionally, tax audits may take long periods of time to ultimately resolve. We do not believe the outcome of any tax audits at December 31, 2012, will have a material adverse effect on our consolidated financial position or results of operations. Our U.S. Federal income tax returns dating back to 2009 are open to possible examination. Our most significant foreign operations and the most recent year for which they are no longer subject to tax examination are as follows: Germany-2008; India-2008; Netherlands-2009; Norway-2002; and the UK-2008.

(12) 401(k) Savings Plan

        Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan. We match a portion of the employees' contribution and the vesting of this matching contribution occurs over six years. Forfeitures reduce our matching contributions. We record forfeitures when a participant's employment ends. We recorded expense of $1.0 million, $1.0 million and $0.9 million in 2012, 2011 and 2010, respectively, related to this plan.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity

        Share-Based Compensation—On April 27, 2004, our shareholders approved the adoption of the Ciber, Inc. 2004 Incentive Plan (the "2004 Plan"). To date, 14,750,000 shares of Ciber, Inc. common stock have been authorized for issuance under the 2004 Plan. The plan administrators may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants. The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards. As of December 31, 2012, there were 3,071,732 shares available for future grants under the 2004 Plan.

        On November 9, 2010, the Board of Directors adopted a new non-employee director compensation program effective January 1, 2011. Under the new program, upon election or appointment to the Board of Directors, non-employee directors are granted restricted stock units ("RSUs") valued at $100,000 of Company common stock (the "initial grant") and non-employee directors are granted RSUs valued at $60,000 of Company common stock annually (the "annual grant"). The initial grant and annual grant vest in equal quarterly installments over a period of three years and one year, respectively. Compensation expense for equity grants to non-employee directors was $517,000, $349,000, and $300,000 for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in our total recorded share-based compensation costs.

        In July 2010, Ciber made an inducement grant of 1,400,000 Ciber stock options to our new president and chief executive officer. Ciber made an additional inducement grant of 600,000 options and 150,000 RSUs to our new chief financial officer in April 2011. All of the above inducement grants were granted with an exercise price equal to the market value of our common stock on the date of issuance. These grants were outside of the 2004 Plan and are subject to graded vesting over four years and expire after seven years.

        The table below summarizes the amounts recorded in the Consolidated Statements of Operations for share-based compensation:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Share-based compensation costs—continuing operations	$7,282	$4,540	$3,875
Share-based compensation costs—discontinued operations	269	371	215

Total share-based compensation costs included in consolidated net loss	$7,551	$4,911	$4,090

Estimated income tax benefit related to share-based compensation included in consolidated net loss	$—	$—	$889

Options

        Options granted under the 2004 Plan generally have an exercise price that is equal to the market value of our common stock on the date of issuance. Options granted during the last three fiscal years under the 2004 Plan are subject to cliff or graded vesting. Graded vesting generally ranges from two to three years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our International segment, which may be fully vested on the grant date. Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date. Options

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

granted during the last three fiscal years under the 2004 Plan had contractual terms of five years to seven years.

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

        A summary of the weighted average assumptions used to value options granted and the grant date fair value follows:

	Year Ended December 31,
	2012	2011	2010
Expected life (in years)	4.4	4.2	4.2
Risk-free interest rate	0.63%	1.34%	1.59%
Expected volatility	70%	67%	63%
Dividend yield	0%	0%	0%
Fair value	$2.13	$2.55	$1.47

        A summary of stock option activity for 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts or as otherwise disclosed)
Outstanding at January 1, 2012	8,943	$5.13
Granted	1,884	$3.92
Exercised	(239)	$2.72
Expired or canceled	(2,124)	$6.51
Forfeited	(349)	$4.76

Outstanding at December 31, 2012	8,115	$4.58	4.0	$1,459

Vested and expected to vest at December 31, 2012	7,834	$4.60	3.9	$1,414

Exercisable at December 31, 2012	4,490	$5.05	2.9	$811

        The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $0.3 million, $2.1 million, and $0.1 million during the years ended December 31, 2012, 2011, and 2010, respectively.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

RSUs

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

        A summary of RSU activity for 2012 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Nonvested shares outstanding at January 1, 2012	1,334	$4.57
Granted	1,256	$3.98
Vested	(818)	$4.60
Forfeited	(87)	$4.64

Nonvested shares outstanding at December 31, 2012	1,685	$4.43

        The total fair value of RSUs that vested during the years ended December 31, 2012, 2011, and 2010, was $2.9 million, $2.8 million, and $658,000, respectively.

        As of December 31, 2012, there was approximately $11.8 million of total unrecognized compensation cost related to the nonvested stock options and RSUs disclosed in the tables above. That cost is expected to be recognized over a weighted average period of 1.9 years.

        At December 31, 2012, there were approximately 12,872,000 shares of Ciber common stock reserved for share-based awards outstanding and available for future grants under our share-based plans.

        Under our Employee Stock Purchase Plan ("ESPP"), which is a non-qualified plan, substantially all employees may elect to contribute up to $6,000 of their compensation during one calendar year. Through December 31, 2010, our ESPP allowed eligible employees to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value on the first or last day of the applicable offering period, which is equal to three months. We modified our ESPP effective January 1, 2011, to provide that eligible employees are allowed to purchase shares of our common stock at a price equal to 95% of fair market value on the last day of the applicable three-month offering period. Due to these changes, the Company had no related compensation cost for our ESPP as of January 1, 2011. We issued approximately 281,000, 442,000, and 1,060,000 shares in 2012, 2011, and 2010, respectively, under our ESPP.

        Shelf Registration Statements on Form S-4—At December 31, 2012, we had two effective registration statements on Form S-4, under which together approximately 13,469,000 shares of our common stock remained available. The shares available under either one of these registration statements may be used by Ciber from time to time in connection with future business combinations.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Shareholders' Equity (Continued)

        Stock Purchase Rights—Pursuant to our Rights Agreement, dated August 31, 1998, Ciber, Inc. paid a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Ciber, Inc. common stock ("Common Stock") on September 21, 1998. A Right is also attached to all shares of Common Stock issued after the dividend date. On May 2, 2008, we amended and restated our original Rights Agreement. Under the Amended Rights Agreement, each shareholder of the Company holds one Right for each share of Common Stock held. The Rights generally become exercisable only in the event that an acquiring party accumulates 15% or more of our outstanding Common Stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock of Ciber, Inc., par value $0.01, at a purchase price of $37.00, subject to the conditions set forth in the Amended Rights Agreement. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holder to purchase Common Stock with a value equal to twice the exercise price of the Right. In the event that, after an acquiring party has accumulated 15% or more of our outstanding Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets, cash flow or earning power are sold, each unexercised Right (except for the Rights held by the acquiring party) would thereafter allow its holder to purchase stock of the acquiring company (or our Common Stock if it is the surviving company to the transaction) with a value equal to twice the purchase price of the Right. If the Rights were fully exercised, the shares issued would cause substantial dilution to the acquiring party or the shareholders of the acquiring company. The Amended Rights Agreement provides a period of time during which we may redeem the Rights, in whole or in part at a price of $0.001 per Right, such that this period will end on the earlier of (i) the tenth business day following the date a person or group becomes the beneficial owner of 15% or more of the Common Stock or (ii) the final expiration date of the Rights, which is May 2, 2018.

(14) Restructuring Charges

        On November 5, 2012, we approved a company restructuring plan. The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies. We currently estimate the total amount of the restructuring charges to be approximately $13 million, of which approximately $1 million will be non-cash charges related to stock compensation and fixed-asset write-downs related to facility closures. The total estimated restructuring expenses include approximately $7 million related to personnel severance and related benefits primarily in our International segment, and approximately $6 million related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America. These activities began in the fourth quarter of 2012, and we expect all restructuring activities to be completed by the end of 2013. Restructuring liabilities for office closures are recorded at estimated fair value utilizing level 3 assumptions, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Restructuring Charges (Continued)

        The changes in our restructuring liabilities, which are recorded in other accrued expenses, during 2012 are as follows:

	Employee Severance and Termination	Office Closures	Total
	(In thousands)
Restructuring liability, as of January 1, 2012	$—	$—	$—
Restructuring charges	6,517	1,464	7,981
Non-cash items	(743)	68	(675)
Cash paid	(2,218)	—	(2,218)

Restructuring liability, as of December 31, 2012	$3,556	$1,532	$5,088

        Restructuring charges by segment are as follows:

	Year ended December 31, 2012	Total Anticipated Charges
	(In thousands)
North America	$1,464	$1,796
International	5,774	7,157
Corporate(1)	743	3,547

Total	$7,981	$12,500

(1)
Corporate restructuring charges incurred in 2012 consists of share-based compensation expenses associated with severance for employees in our International division. Share-based compensation is not charged to operating divisions, but rather is recorded as part of our corporate expenses. Total Corporate anticipated charges also includes planned facility consolidation.

(15) Segment Information

        Our reportable segments are our operating divisions. At the beginning of 2012, we split what was our IT Outsourcing division ("ITO") into our existing North America and International divisions and stopped reporting ITO separately both to our chief operating decision maker and externally. On July 28, 2012, we entered into an agreement to sell certain contracts and related assets associated with our information technology outsourcing practice. The sale agreement closed on October 15, 2012, as discussed above in note 2. The portion of the practice covered in the agreement is reported as a discontinued operation for all periods in our consolidated financial statements and accompanying notes. The remainder will continue to be reported within our International and North America divisions.

        Excluding discontinued operations, our operating divisions for 2012 consisted of International and North America. Our International division provides a range of IT consulting services, including ERP software implementation, application development, and systems integration and support services, with a significant emphasis on SAP-related solutions and services. Our North America division primarily provides application development, integration and support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson. In 2012, we also began

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Segment Information (Continued)

sharing the costs of our India global solutions center with both our International and North America divisions, whereas in previous years, our India operations had been reported as part of our North America division. All 2011 and 2010 segment data has been adjusted to conform to the 2012 presentation.

        We evaluate our divisions' results of operations based on operating income before amortization of intangible assets and restructuring charges. We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment. The accounting policies of our divisions are the same as those disclosed in the Summary of Significant Accounting Policies in Note 1, except for share-based compensation. Share-based compensation is not charged to operating divisions, but rather is recorded as part of our corporate expenses.

        Our International division had one client that accounted for 6% of total division revenue in 2012. Additionally, North America had two clients that accounted for 12% and 8% of total division revenue in 2012, one of which accounted for 6% of consolidated 2012 revenue. In 2012, the Netherlands and Germany comprised approximately 14% and 11% of our consolidated revenue, respectively. No individual country other than the United States comprised more that 10% of our long-lived assets at December 31, 2012.

        The following presents financial information about our reporting segments:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
International	$453,034	$472,867	$385,155
North America	432,832	429,289	496,175
Other	3,109	3,510	3,480
Inter-segment	(4,537)	(4,610)	(3,187)

Total revenues	$884,438	$901,056	$881,623

Operating income (loss) from continuing operations:
International	$24,969	$27,147	$17,730
North America	30,169	12,385	34,817
Other	446	499	318
Corporate expenses	(32,005)	(29,680)	(36,767)
Unallocated results of discontinued operations	(562)	(1,355)	(1,810)

Earnings before interest, taxes, amortization and restructuring	23,017	8,996	14,288
Goodwill impairment	—	(16,300)	(82,000)
Amortization of intangible assets	(644)	(1,534)	(3,213)
Restructuring charges	$(7,981)	$—	$—

Total operating income (loss) from continuing operations	$14,392	$(8,838)	$(70,925)

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Segment Information (Continued)

        Our revenue by location is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total foreign revenue(1)	$463,094	$484,933	$396,435
Total domestic revenue(1)	$421,344	$416,123	$485,188
Netherlands(2)	$120,325	$136,980	112,713
Germany(2)	$98,833	$106,588	91,215

(1)
Represents sales to all foreign/domestic clients based on client locations.

(2)
Represents revenues based on Ciber locations.

        Long-lived assets by location are as follows:

	December 31,
	2012	2011
	(In thousands)
Total foreign long-lived assets(1)	$156,047	$154,753
Total domestic long-lived assets(2)	$141,142	$144,466

(1)
This balance includes $142.9 million and $140.4 million of goodwill and other intangible assets as of December 31, 2012 and 2011, respectively.

(2)
This balance includes $133.7 million and $135.8 million of goodwill as of December 31, 2012 and 2011, respectively.

(16) Supplemental Statement of Cash Flow Information

        Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Acquisitions:
Fair value of assets recorded, excluding cash	$—	$—	$8,385
Liabilities reversed (recorded)	—	895	(4,805)

Cash paid for acquisitions, net of cash acquired	$—	$895	$3,580

Supplemental investing and financing activities:
Cash paid for interest	$5,655	$7,272	$6,639
Cash paid for income taxes, net	$6,182	$8,616	$2,825

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)(3)	Total
	(In thousands, except per share amounts)
Year ended December 31, 2012
Revenues	$223,138	$220,213	$215,798	$225,289	$884,438
Gross profit	56,550	58,625	54,553	58,839	228,567
Operating income (loss) from continuing operations	7,507	5,044	4,615	(2,774)	14,392
Net income (loss) from continuing operations	1,513	867	581	(5,433)	(2,472)
Loss from discontinued operations, net of income tax	(310)	(742)	(9,896)	(662)	(11,610)
Net income (loss) attributable to Ciber, Inc.	1,143	(81)	(9,449)	(6,240)	(14,627)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.02	$0.01	$0.01	$(0.08)	$(0.04)
Discontinued operations	—	(0.01)	(0.14)	(0.01)	(0.16)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.02	$—	$(0.13)	$(0.09)	$(0.20)

Year ended December 31, 2011
Revenues	$236,157	$221,291	$222,611	$220,997	$901,056
Gross profit	63,424	47,547	58,602	59,146	228,719
Operating income (loss) from continuing operations	7,290	(26,468)	6,032	4,308	(8,838)
Net income (loss) from continuing operations	3,974	(58,023)	1,739	1,587	(50,723)
Income (loss) from discontinued operations, net of income tax	222	(242)	1,425	(17,914)	(16,509)
Net income (loss) attributable to Ciber, Inc.	4,123	(58,373)	3,140	(16,151)	(67,261)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.06	$(0.81)	$0.02	$0.02	$(0.71)
Discontinued operations	—	—	0.02	(0.24)	(0.23)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.06	$(0.81)	$0.04	$(0.22)	$(0.94)

(1)
During the second quarter of 2011, we recorded a goodwill impairment charge of $16.3 million to write-down the goodwill associated with certain segments in our continuing operations. The goodwill impairment charge in our results from continuing operations resulted in a $4.5 million deferred tax benefit in the second quarter of 2011. Additionally, during the second quarter of 2011, we incurred a $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets. For more information about the goodwill impairment charges and the deferred tax asset valuation allowance, please refer to Note 7 and Note 11, respectively.

Ciber, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Selected Quarterly Financial Information (Unaudited) (Continued)

(2)
During the fourth quarter of 2011, we recorded a goodwill impairment charge of $27.4 million and a related $7.5 million deferred tax benefit associated with the Federal division, which is reflected in the loss from discontinued operations during that period. For more information about the goodwill write-down, please refer to Note 7.

(3)
During the fourth quarter of 2012, we recorded a restructuring charge of $8.0 million which is reflected in operating loss from continuing operations during that period. For more information on the company restructuring plan, please refer to Note 14.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The attestation report on our internal control over financial reporting as of December 31, 2012, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.

        We have audited Ciber, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 26, 2013

Item 9B.    Other Information

        Not applicable.

Part III

        The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2013 Annual Meeting of Shareholders scheduled for May 8, 2013 (the "2013 Proxy Statement"), within 120 days after December 31, 2012, and certain information included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

        We have a Code of Business Conduct and Ethics (the "Code") that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code can be found on our website (www.ciber.com). We also have Corporate Governance Guidelines and charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of our Board of Directors. These Guidelines and Charters can also be found on our website. Any amendments or waivers to our Code will be disclosed as necessary on our website. Additionally, copies of our Code and Corporate Governance Guidelines, as well as the Charters for the various Committees of the Board of Directors are available in print, free of charge, to any shareholder that requests them.

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

        The additional information required by this item is incorporated by reference from the sections captioned "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance Practices" in Ciber's 2013 Proxy Statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the sections captioned "Executive Compensation" and "Corporate Governance Practices" in Ciber's 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information as of December 31, 2012, regarding compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by shareholders	7,678,846	(2)	$4.78	5,762,995	(3)
Equity compensation plans/arrangements not approved by shareholders	2,121,470	(4)	$3.97	—

Total	9,800,316			5,762,995

(1)
Excludes securities reflected in 1st column.

(2)
Consists of 6,093,565 stock options with a weighted average exercise price of $4.78 and 1,585,281 restricted stock units.

(3)
Includes 3,071,732 shares remaining available for future grants at December 31, 2012, under our 2004 Incentive Plan, plus 2,691,263 shares available for future sales to employees under our Employee Stock Purchase Plan.

(4)
Represents 2,000,000 options and 100,000 restricted stock units issued under our Inducement Plan and 21,470 options issued under the SCB Employee Inducement Award Plan. The options have a weighted average exercise price of $3.97.

        The additional information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" in Ciber's 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Party Transactions" and "Corporate Governance Practices" in Ciber's 2013 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the section captioned "Independent Registered Public Accounting Firm" in Ciber's 2013 Proxy Statement.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)    Financial Statements

    The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 31, 2012, 2011, 2010
Consolidated Balance Sheets—December 31, 2012 and 2011
Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows—Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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
Date: February 26, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 26, 2013.

Signature	Title

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ CLAUDE J. PUMILIA Claude J. Pumilia	Chief Financial Officer, Executive Vice President, and Treasurer (Principal Financial Officer)
/s/ CHRISTOPHER L. LOFFREDO Christopher L. Loffredo	Vice President and Chief Accounting Officer (Principal Accounting Officer)
* Paul A. Jacobs	Chairman of the Board and Director
* Michael Boustridge	Director
* Jean-Francois Heitz	Director
* Stephen S. Kurtz	Director
* Kurt J. Lauk	Director
* Archibald J. McGill	Director
* James C. Spira	Director

Signature	Title

* Bobby G. Stevenson	Founder and Director

*By:	/s/ M. SEAN RADCLIFFE M. Sean Radcliffe Attorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Date Filed
2.1		Asset Purchase Agreement by and between Ciber, Inc. and CRGT Inc., dated January 21, 2012	8-K	001-13103	1/23/2012

3.1		Restated Certificate of Incorporation of Ciber, Inc.	10-Q	001-13103	11/7/2005

3.2		Amended and Restated Bylaws of Ciber, Inc., as adopted February 15, 2001; Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted February 18, 2003; Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted May 3, 2005; Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted February 25, 2009	10-K	001-13103	3/5/2009

3.3		Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010

4.1		Form of Common Stock Certificate	S-1	33-74774	2/2/1994

4.2		First Amended and Restated Rights Agreement, dated as of May 2, 2008, between Ciber, Inc. and Wells Fargo Bank, National Association.	8-A/A	001-13103	5/2/2008

10.1	*	1989 Ciber, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994

10.2	*	Form of Ciber, Inc. Non-Employee Directors' Stock Option Plan	S-1	33-74774	2/2/1994

10.3	*	Ciber, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001

10.4	*	Ciber, Inc. Non-Employee Directors' Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998

10.5	*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003

10.6	*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003

10.7	*	Ciber, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004

10.8	*	Ciber, Inc. 2004 Incentive Plan, as amended May 18, 2011	8-K	001-13103	6/17/2011

10.9	*	Employment Agreement, dated July 1, 2010, between Ciber, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010

10.10	*	Ciber Non-Qualified Option Agreement, dated July 1, 2010, between Ciber, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Date Filed
10.11	*	Description of Board of Director Compensation Program	8-K	001-13103	11/12/2010

10.12	*	Form of Employment and Confidentiality Agreement (Executive Vice Presidents)	10-K	001-13103	2/25/2011

10.13	*	Form of Employment and Confidentiality Agreement (Senior Vice Presidents)	10-K	001-13103	2/25/2011

10.14	*	Form of Employment and Confidentiality Agreement (Vice Presidents)	10-K	001-13103	2/25/2011

10.15	*	Employment Agreement dated March 7, 2011 between Ciber, Inc. and Claude J. Pumilia	8-K	001-13103	3/10/2011

10.16	*	Executive Transition Agreement dated March 7, 2011 between Ciber, Inc. and Peter H. Cheesbrough	8-K	001-13103	3/10/2011

10.17	*	Ciber Notice of Grant of Stock Options and Non-Qualified Option Agreement, dated April 4, 2011, between Ciber, Inc. and Claude J. Pumilia	8-K	001-13103	4/6/2011

10.18	*	Ciber Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement, dated April 4, 2011, between Ciber, Inc. and Claude J. Pumilia	8-K	001-13103	4/6/2011

10.19	*	Letter Agreement, effective as of June 16, 2011, between Ciber, Inc. and Bobby G. Stevenson	8-K	001-13103	6/17/2011

10.20	*	Employment Agreement dated October 19, 2011 between Ciber, Inc. and Thomas Johannes Cornelis Van Den Berg	10-K	001-13103	3/12/2012

10.21	**	Letter Agreement by and between Ciber, Inc. and CRGT Inc., dated March 9, 2012	10-K	001-13103	3/12/2012

10.22		Credit Agreement, by and among Ciber, Inc., as U.S. borrower, certain foreign subsidiaries of Ciber, Inc., as European borrowers, Wells Fargo Bank, N.A., as administrative agent, lead arranger, sole arranger, sole book runner and U.K. security trustee, and the lenders from time to time party thereto, dated as of May 7, 2012.	8-K	001-13103	5/8/2012

10.23		Guaranty and Security Agreement, by and among Ciber, Inc. and certain subsidiaries of Ciber, Inc., in favor of Wells Fargo Bank, N.A., in its capacity as administrative agent, dated May 7, 2012.	8-K	001-13103	5/8/2012

10.24	*	Ciber, Inc. Employee Stock Purchase Plan, as amended and restated May 9, 2012	8-K	001-13103	5/10/2012

Incorporated by Reference
Exhibit Number
		Exhibit Description	Form	File No.	Date Filed
10.25		Asset Purchase Agreement by and between Ciber, Inc. and Savvis Communications Corporation, dated July 28, 2012	10-Q	001-13103	8/7/2012

21.1		List of Subsidiaries of Ciber, Inc.		Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm		Filed herewith

24		Power of Attorney		Filed herewith

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished

101.INS	***	XBRL Instance Document		Furnished

101.SCH	***	XBRL Taxonomy Extension Schema Document		Furnished

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document		Furnished

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

*
Indicates a management contract or compensatory plan or arrangement.

**
The annexes and schedules to the Letter Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the annexes or schedules to the U.S. Securities and Exchange Commission upon request.

***
In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be "furnished" and not "filed."