Form 10-Q
period 2013-03-31
CIBER INC
filed 2013-04-30
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 74,601,955 shares of the registrant’s Common Stock outstanding as of April 22, 2013.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES
Consulting services	$213,997	$210,797
Other revenue	10,968	12,341
Total revenues	224,965	223,138
OPERATING EXPENSES
Cost of consulting services	161,284	158,334
Cost of other revenue	7,116	8,254
Selling, general and administrative	51,053	48,879
Amortization of intangible assets	—	164
Restructuring charges	349	—
Total operating expenses	219,802	215,631
OPERATING INCOME FROM CONTINUING OPERATIONS	5,163	7,507
Interest income	410	197
Interest expense	(1,057)	(1,829)
Other income (expense), net	2	(581)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,518	5,294
Income tax expense	2,780	3,781
NET INCOME FROM CONTINUING OPERATIONS	1,738	1,513
Loss from discontinued operations, net of income tax	(271)	(310)
CONSOLIDATED NET INCOME	1,467	1,203
Net income (loss) attributable to noncontrolling interests	(146)	60
NET INCOME ATTRIBUTABLE TO CIBER, INC.	$1,613	$1,143

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.03	$0.02
Discontinued operations	(0.01)	—
Basic and diluted earnings per share attributable to Ciber, Inc.	$0.02	$0.02

Weighted average shares outstanding:
Basic	74,072	72,735
Diluted	74,609	73,342

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Consolidated net income	$1,467	$1,203
Foreign currency translation adjustments	(7,991)	7,788
Comprehensive income (loss)	(6,524)	8,991
Comprehensive income (loss) attributable to noncontrolling interests	(146)	60
Comprehensive income (loss) attributable to Ciber, Inc.	$(6,378)	$8,931

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,325	$58,849
Accounts receivable, net of allowances of $1,938 and $1,752, respectively	199,391	200,257
Prepaid expenses and other current assets	22,919	22,164
Deferred income taxes	378	1,890
Total current assets	258,013	283,160

Property and equipment, net of accumulated depreciation of $48,014 and $47,859, respectively	12,214	13,683
Goodwill	270,761	276,599
Other assets	7,896	7,029

TOTAL ASSETS	$548,884	$580,471

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$64	$6,337
Accounts payable	26,138	30,775
Accrued compensation and related liabilities	45,817	68,900
Deferred revenue	22,477	21,872
Income taxes payable	2,644	4,331
Other accrued expenses and liabilities	38,840	45,477
Total current liabilities	135,980	177,692

Long-term debt	31,630	19,790
Deferred income taxes	23,038	21,848
Other long-term liabilities	2,635	2,188
Total liabilities	193,283	221,518

Commitments and contingencies

Equity:
Ciber, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,569 and 74,487 shares issued, respectively	746	745
Treasury stock, at cost, 43 and 708 shares, respectively	(249)	(4,057)
Additional paid-in capital	339,417	337,639
Retained earnings	23,230	24,032
Accumulated other comprehensive income (loss)	(7,783)	208
Total Ciber, Inc. shareholders’ equity	355,361	358,567
Noncontrolling interests	240	386
Total equity	355,601	358,953

TOTAL LIABILITIES AND EQUITY	$548,884	$580,471

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other	Total Ciber, Inc.
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests	Total Equity
BALANCES AT JANUARY 1, 2013	74,487	$745	(708)	$(4,057)	$337,639	$24,032	$208	$358,567	$386	$358,953
Consolidated net income	—	—	—	—	—	1,613	—	1,613	(146)	1,467
Foreign currency translation	—	—	—	—	—	—	(7,991)	(7,991)	—	(7,991)
Shares issued under employee share plans	82	1	665	3,808	—	(2,415)	—	1,394	—	1,394
Share-based compensation	—	—	—	—	1,778	—	—	1,778	—	1,778
BALANCES AT MARCH 31, 2013	74,569	$746	(43)	$(249)	$339,417	$23,230	$(7,783)	$355,361	$240	$355,601

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,467	$1,203
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Loss from discontinued operations	271	310
Depreciation	1,563	1,800
Amortization of intangible assets	—	164
Deferred income tax expense	1,273	1,064
Provision for (recovery on) doubtful receivables	389	(313)
Share-based compensation expense	1,778	1,285
Amortization of debt costs	417	688
Other, net	21	338
Changes in operating assets and liabilities:
Accounts receivable	(3,387)	(11,624)
Other current and long-term assets	(2,056)	(1,895)
Accounts payable	(4,186)	(6,145)
Accrued compensation and related liabilities	(21,897)	(5,987)
Other current and long-term liabilities	(2,693)	(4,519)
Income taxes payable/refundable	(1,108)	465
Cash used in operating activities — continuing operations	(28,148)	(23,166)
Cash used in operating activities — discontinued operations	(443)	(1,653)
Cash used in operating activities	(28,591)	(24,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(213)	(666)
Cash used in investing activities — continuing operations	(213)	(666)
Cash provided by (used in) investing activities — discontinued operations	(467)	31,245
Cash provided by (used in) investing activities	(680)	30,579

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	78,960	93,899
Payments on long-term debt	(73,391)	(137,886)
Employee stock purchases and options exercised	1,394	383
Credit facility fees paid	—	(175)
Cash provided by (used in) financing activities — continuing operations	6,963	(43,779)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,216)	2,780
Net decrease in cash and cash equivalents	(23,524)	(35,239)
Cash and cash equivalents, beginning of period	58,849	65,567
Cash and cash equivalents, end of period	$35,325	$30,328

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Ciber, Inc. and its subsidiaries (together, “Ciber,” “the Company,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Recently Issued Accounting Pronouncements — In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (“ASU 2013-05”).  This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification (ASC) Topic 830-30 to release any related cumulative translation adjustment into net earnings.  ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value — The carrying value of the outstanding borrowings under the ABL Facility, as defined in Note 4, approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber’s credit risk, which has not changed since entering into the facility in May 2012.  If Ciber’s credit risk were to change, we would estimate the fair value of our borrowings using a discounted cash flow analysis based on current rates obtained from the lender for similar types of debt.  The inputs used to establish the fair value of the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Restructuring liabilities for office closures are recorded at estimated fair value utilizing level 3 assumptions, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

(2) Discontinued Operations

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division to CRGT Inc.  On October 15, 2012, we sold certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing (ITO) practice to Savvis Communications Corporation.  Effective with their respective sales, the operations and cash flows of these sold businesses were removed from our consolidated operating results and we did not record any revenue associated with the discontinued operations during 2013.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations during the three months ended March 31, 2012.

(In thousands)
Total revenues	$35,524
Operating expenses	36,259
Operating loss from discontinued operations	(735)
Interest and other expense	90
Loss from discontinued operations before income taxes	(825)
Income tax expense	205
Loss from discontinued operations, net of taxes	(1,030)

Gain on sale	920
Income tax expense	200
Gain on sale, net of income taxes	720
Total loss from discontinued operations, net of income taxes	$(310)

(3) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)

Numerator:
Net income from continuing operations	$1,738	$1,513
Net income (loss) attributable to noncontrolling interests	(146)	60
Net income attributable to Ciber, Inc. from continuing operations	1,884	1,453
Loss from discontinued operations, net of income tax	(271)	(310)
Net income attributable to Ciber, Inc.	$1,613	$1,143

Denominator:
Basic weighted average shares outstanding	74,072	72,735
Dilutive effect of employee stock plans	537	607
Diluted weighted average shares outstanding	74,609	73,342

Basic and diluted earnings per share attributable to Ciber, Inc.:
Continuing operations	$0.03	$0.02
Discontinued operations	(0.01)	—
Basic and diluted earnings per share attributable to Ciber, Inc.	$0.02	$0.02

Anti-dilutive securities omitted from the calculation	5,610	7,853

Dilutive securities, including stock options and restricted stock units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss attributable to Ciber, Inc. from continuing operations, or when stock options have an exercise price that is greater than the average market price of Ciber common stock during the period.

(4) Borrowings

On May 7, 2012, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A.  The Credit Agreement provided for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables (the borrowing base was $60 million at March 31, 2013), and (2) a $7.5 million term loan (the “Term Loan”).  On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full and herefore, as of March 31, 2013, only the ABL Facility was outstanding.  Because our Term Loan was paid down on March 29, 2013, we are no longer required to comply with any financial covenants.  The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017.  As of March 31, 2013, we had $31.6 million outstanding under the ABL Facility.

(5) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$107	$(3,443)
Foreign	4,411	8,737
Total	$4,518	$5,294

Income tax expense:
U.S.	$1,190	$1,388
Foreign	1,590	2,393
Total	$2,780	$3,781

Beginning in the second quarter of 2011, due to our history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to goodwill amortization, as well as certain other miscellaneous U.S. current tax expense items.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 24% to 33%.  The reduction of foreign pre-tax income from continuing operations from the first quarter of 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs.  The foreign effective tax rate increase in the first quarter of 2013 is a result of the mix of income and losses across jurisdictions and increased tax reserves for certain tax exposure items.

(6) Restructuring Charges

On November 5, 2012, we approved a company restructuring plan.  The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies.  We currently estimate the total amount of the restructuring charges to be approximately $13 million, of which approximately $1 million will be non-cash charges related to stock compensation and fixed-asset write-downs related to facility closures. The total estimated restructuring expenses include approximately $7 million (all of which has been incurred to date) related to personnel severance and related benefits primarily in our International segment, and approximately $6 million (of which approximately $1 million has been incurred to date) related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.  These activities began in the fourth quarter of 2012, and we expect all restructuring activities to be completed by the end of 2013.

The changes in our restructuring liabilities, which are recorded in other accrued expenses, during the three months ended March 31, 2013 are as follows:

	Employee Severance and Termination	Office Closures	Total
	(In thousands)
Restructuring liability, as of December 31, 2012	$3,556	$1,532	$5,088
Restructuring charges	426	(77)	349
Non-cash items	—	(56)	(56)
Cash paid	(3,036)	(510)	(3,546)
Foreign exchange rate changes	(88)	—	(88)
Restructuring liability, as of March 31, 2013	$858	$889	$1,747

Restructuring charges by segment are as follows:

	Three Months Ended March 31, 2013	Plan to Date	Total Anticipated Charges
	(In thousands)
North America	$(143)	1,321	$1,796
International	426	6,200	7,157
Corporate (1)	66	809	3,547
Total	$349	$8,330	$12,500

(1) 2012 corporate restructuring charges consist of share-based compensation expenses associated with severance for employees in our International division.  Share-based compensation is not charged to operating divisions, but rather is recorded as part of our corporate expenses.  2013 corporate restructuring charges include planned facility consolidation.

(7) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
International	$118,099	$118,138
North America	107,169	105,459
Other	847	771
Inter-segment	(1,150)	(1,230)
Total revenues	$224,965	$223,138

Operating income from continuing operations:
International	$5,328	$7,698
North America	8,096	7,010
Other	36	50
Corporate expenses	(7,948)	(6,654)
Unallocated results of discontinued operations	—	(433)
Earnings before interest, taxes, amortization, and restructuring	5,512	7,671
Amortization of intangible assets	—	(164)
Restructuring charges	(349)	—
Total operating income from continuing operations	$5,163	$7,507

(8) Contingencies

We are subject to various claims and litigation that are in the ordinary course of business.  The litigation process is inherently uncertain.  Therefore, the outcome of such matters is not predictable.

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims.  The suit includes many of the same parties involved in related litigation in the state court in New Orleans which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations.  The matter is ongoing in the appellate court where Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals.  We are unable to predict the outcome of this litigation.

On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia and former CFO Peter H. Cheesbrough (the “Class Action”).  The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010, and August 3, 2011, by alleged stockholder and plaintiff, Burt Weston.  The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the “Class Action Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder.  Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011.  The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act.  Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of Ciber within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company.  The Class Action seeks, among other things:  (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper.  The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012.  Lead plaintiffs filed an amended complaint in early April 2012.  The Class Action Defendants have filed a motion to dismiss, which is currently pending.  The Company believes that the Class Action is without merit and intends to defend against it vigorously.  We are unable to predict the outcome of this litigation.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) directives to “reform and improve” the company’s governance; (3) restitution to the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  The Defendants filed a motion to dismiss, which was granted in March 2013.  Pursuant to the dismissal order, Plaintiffs were given leave to amend the complaint by no later than April 26, 2013.  An Amended Complaint was filed and the matter is ongoing. The Company believes this litigation is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.  References to “we,” “our,” “us,” “the Company,” or “Ciber” in this Quarterly Report on Form 10-Q refer to Ciber, Inc. and its subsidiaries.

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

•                  Our Credit Agreement, an asset-based and term loan facility, limits our operational and financial flexibility.

•                  Our revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility in the price of our stock.

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

•                  Our presence in India may expose us to operational risks due to regulatory, economic, political, and other uncertainties.

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

For a more detailed discussion of these factors, see the information under the “Risk Factors” heading in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2012, and other documents filed with or furnished to the Securities and Exchange Commission.  We undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

Ciber is a leading global information technology (“IT”) company with nearly 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With 65 offices worldwide operating on four continents and over 60 supplier partners, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. The three pillars of our business include Application Development and Maintenance, Ciber Managed Services, and Independent Software Vendor relationships (“ISVs”).  At Ciber, we take a client-focused, personalized service approach that includes the building of long term relationships, creation of custom-tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients’ needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

We operate our business by geography.  On March 9, 2012, we sold our Federal division and on October 15, 2012, we sold our information technology outsourcing practice.  As a result, the sold businesses are both reported as discontinued operations within our financial statements and accordingly, our financial position, results of operations, and cash flows have been reclassified for all prior periods presented in this Quarterly Report on Form 10-Q to conform to the current presentation.  Additionally, discussions throughout this Quarterly Report on Form 10-Q exclude the discontinued operations, unless otherwise noted.  For additional information see “Discontinued Operations” below.

Our reportable operating segments as of March 31, 2013, consisted of International and North America.  Our International segment transacts business in the local currencies of the countries in which they operate.  In recent years, approximately 60% to 70% of our International segment’s revenue has been denominated in Euros, 10% to 15% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

The market demand for Ciber’s services is heavily dependent on IT spending by Fortune 500 and middle-market corporations, organizations and government entities in the markets and regions that we serve.  In recent years, economic recession and volatile economic conditions have negatively impacted many of our existing and prospective clients and caused fluctuations in their IT spending behaviors.  Over the last couple of years, economic conditions have had a greater negative impact on clients in a number of our International segment’s territories.  The pace of technological advancement, as well as changes in business requirements and practices of our clients, all have a significant impact on the demand for the services that we provide.

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

Restructuring

On November 5, 2012, we approved a company restructuring plan.  The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies.  We currently estimate the total amount of the restructuring charges to be approximately $13 million, of which approximately $1 million will be non-cash charges related to stock compensation and fixed-asset write-downs related to facility closures. The total estimated restructuring expenses include approximately $7 million (all of which has been incurred to date) related to personnel severance and related benefits primarily in our International segment, and approximately $6 million (of which approximately $1 million has been incurred to date) related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.  These activities began in the fourth quarter of 2012, and we expect all restructuring activities to be completed by the end of 2013.  Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.  Pre-tax savings of approximately $7 million in 2013 and $11 million in 2014 and each year thereafter are expected from these initiatives.

Results of Operations — Comparison of the Three Months Ended March 31, 2013 and 2012

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2013		2012
	(Dollars in thousands)
Consulting services	$213,997	95.1%	$210,797	94.5%
Other revenue	10,968	4.9	12,341	5.5
Total revenues	$224,965	100.0%	$223,138	100.0%

Gross profit - consulting services	$52,713	24.6%	$52,463	24.9%
Gross profit - other revenue	3,852	35.1	4,087	33.1
Gross profit - total	56,565	25.1	56,550	25.3

SG&A costs	51,053	22.7	48,879	21.9
Amortization of intangible assets	—	—	164	0.1
Restructuring charges	349	0.2	—	—
Operating income from continuing operations	5,163	2.3	7,507	3.4

Interest income	410	0.2	197	0.1
Interest expense	(1,057)	(0.5)	(1,829)	(0.8)
Other income (expense), net	2	—	(581)	(0.3)

Income from continuing operations before income taxes	4,518	2.0	5,294	2.4
Income tax expense	2,780	1.2	3,781	1.7

Net income from continuing operations	$1,738	0.8%	$1,513	0.7%

Revenue by segment from continuing operations was as follows:

	Three Months Ended March 31,
	2013	2012	% change
	(In thousands)
International	$118,099	$118,138	—%
North America	107,169	105,459	1.6
Other	847	771	n/m
Inter-segment	(1,150)	(1,230)	n/m
Total revenues	$224,965	$223,138	0.8%

n/m = not meaningful

Revenues.  For the three months ended March 31, 2013, total revenues increased $1.8 million, or 0.8% in U.S. dollars. On a local currency basis, revenues increased $1.2 million, or 0.5%, as compared with the three months ended March 31, 2012, due to an improvement in our North America segment which was slightly offset by declines in our International segment.

•                  International revenues were flat overall or decreased by 0.6% in local currency.  The softer European economy caused revenue results to vary considerably by territory.  Several countries experienced growth between the comparable periods mostly due to significant new clients in 2013, as well as some additional work at existing clients.  This growth was mainly offset by declines in revenue in the Netherlands, due to reduced spending on IT services in this country.  International revenues continue to be impacted by clients focusing on cost-cutting measures such as vendor consolidation and increasing pricing pressure on service providers.

•                  North America revenues increased $1.7 million or 1.6% compared to the first quarter of 2012 as growth in existing clients, as well as new clients, offset reductions in work levels at other existing clients and completed contracts. Growth was led by our Business Consulting practice as well as certain ISVs, both of which benefited from several new clients in 2013.  We also saw some growth in our Managed Services practice this quarter.  Our Application Development and Maintenance practice was flat, as decreased service levels at several large clients were offset by new customers and additional work at existing clients.

Gross Profit.  Gross profit margin declined slightly to 25.1% for the three months ended March 31, 2013, compared to 25.3% for the same period in 2012.  Gross profit margin for our International segment declined mainly in our non-SAP practices.  These declines were mainly a result of lower utilization.  North America gross margin was flat compared to the first quarter of 2012 as improved margins at new clients were offset by pricing pressures on additional work at existing clients and higher margin revenue attrition.

Selling, general and administrative costs.  Our SG&A costs increased $2.2 million, or 4% to $51.1 million for the three months ended March 31, 2013, from $48.9 million for the three months ended March 31, 2012.  International SG&A costs increased compared to the first quarter of 2012 due to increases in labor costs and an increase in bad debt, which was associated with the current European economic climate.  North America SG&A costs were down due to reduced compensation costs and lower office rental expense, which was a result of the closure of offices under our company restructuring plan.  See Note 6 to our consolidated financial statements for more information on our restructuring plan.

Operating income.  Operating income decreased to $5.2 million for the three months ended March 31, 2013, as compared to $7.5 million for the same period of 2012.  This decrease was primarily a result of increases in direct costs in our international segment and an overall increase in SG&A costs.

Operating income from continuing operations by segment was as follows:

				2013	2012
	Three Months Ended March 31,		%	% of	% of
	2013	2012	change	revenue*	revenue*
	(In thousands)
International	$5,328	$7,698	(30.8)%	4.5%	6.5%
North America	8,096	7,010	15.5	7.6	6.6
Other	36	50	n/m	4.3	6.5
Corporate expenses	(7,948)	(6,654)	(19.4)	(3.5)	(3.0)
Unallocated results of discontinued operations	—	(433)	n/m	—	(0.2)
Earnings before interest, taxes, amortization and restructuring charges	5,512	7,671	(28.1)	2.5	3.4
Amortization of intangible assets	—	(164)	n/m	—	(0.1)
Restructuring charges	(349)	—	n/m	(0.2)	—
Total operating income from continuing operations	$5,163	$7,507	(31.2)%	2.3%	3.4%

n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income declined to $5.3 million for the first quarter of 2013 compared to $7.7 million for the three months ended March 31, 2012.  This decrease is primarily due to lower utilization and an increase in SG&A costs as a result of increased labor costs and bad debt expense.

•                  North America operating income increased $1.1 million or 15.5% compared to the first quarter of 2012.  The increase was a result of improved revenue, both in existing and new clients, as well as reductions in SG&A expenses, specifically reduced compensation costs and restructuring-related reductions in office rental expenses.

•                  Corporate expenses increased during the current three month period primarily due to an increase in management salaries and stock compensation expense, as a result of additions to corporate management structure in the later half of 2012.

Interest expense.  Interest expense decreased $0.8 million for the three months ended March 31, 2013, compared to the same period of 2012 primarily due to a significant reduction in our average borrowings outstanding, as well as a lower interest rate on our credit facility entered into in May 2012.  These decreases were partially offset by $0.2 million of accelerated debt fee amortization associated with our Term Loan which was repaid on March 29, 2013.

Other income (expense), net.  Other income, net was $2 thousand for the three months ended March 31, 2013, compared to other expense, net of $581 thousand for the three months ended March 31, 2012.  This change was due entirely to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$107	$(3,443)
Foreign	4,411	8,737
Total	$4,518	$5,294

Income tax expense:
U.S.	$1,190	$1,388
Foreign	1,590	2,393
Total	$2,780	$3,781

Beginning in the second quarter of 2011, due to our history of losses in our U.S. operations, we no longer record tax benefits for our U.S. incurred losses.  Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $5 million of related U.S. deferred tax expense in 2013.  In addition, we also continue to incur certain other miscellaneous U.S. current tax expense items.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 24% to 33%. The reduction of foreign pre-tax income from continuing operations from the first quarter of 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs.  The foreign effective tax rate increase in the first quarter of 2013 is a result of the mix of income and losses across jurisdictions and increased tax reserves for certain tax exposure items.

Liquidity and Capital Resources

At March 31, 2013, we had an increase in working capital to $122.0 million from $105.5 million at December 31, 2012.  Our current ratio was 1.9:1 at March 31, 2013, compared to 1.6:1 at December 31, 2012.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit agreement.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $35.3 million at March 31, 2013, compared to $58.8 million at December 31, 2012.  Our domestic cash balances are generally used to reduce our outstanding borrowings.  Typically, most of our cash balance is maintained by our foreign subsidiaries.  We have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

As previously mentioned, we approved a company restructuring plan on November 5, 2012.  Related to the execution of this plan, we had cash outlays of approximately $4 million in the first quarter of 2013 and approximately $6 million since we began the restructuring activities in the fourth quarter of 2012.  We estimate total cash outlays associated with the company restructuring plan to be $12 million.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(28,148)	$(23,166)
Investing activities	(213)	(666)
Financing activities	6,963	(43,779)
Net cash used in continuing operations	(21,398)	(67,611)

Net cash provided by (used in) discontinued operations:
Operating activities	(443)	(1,653)
Investing activities	(467)	31,245
Net cash provided by (used in) discontinued operations:	(910)	29,592
Effect of foreign exchange rate changes on cash and cash equivalents	(1,216)	2,780
Net decrease in cash and cash equivalents	$(23,524)	$(35,239)

Operating activities.  Cash used in operating activities from continuing operations was $28.1 million during the three months ended March 31, 2013, compared with $23.2 million for the three months ended March 31, 2012.  Changes in normal short-term working capital items contributed to the overall reduction in cash from continuing operations during the current three month period as compared to the same period of the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  For the first quarter of 2013, we also paid $3.5 million for restructuring-related costs, including severance expenses in our International segment, and real estate related costs in North America.  During the three months ended March 31, 2013 and 2012, our domestic operations used $7.7 million and $10.7 million, respectively, of cash from continuing operations while our International operations used $20.4 million and $12.5 million, respectively.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $199.4 million at March 31, 2013, from $200.3 million at December 31, 2012.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 63 days at March 31, 2013, from 61 days at December 31, 2012, an increase of 2 days, compared with DSO of 59 days at March 31, 2012 and 53 days at December 31, 2011, an increase of 6 days.  While DSO was higher in the first quarter of 2013 as compared to the first quarter of 2012, the smaller increase in 2013 represents improved collections in the first quarter of 2013 compared to 2012.  In our International segment, we typically experience a seasonality to collections with slower receivable collections in the first half of the year with improvement in the second half of the year.

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

Investing activities.  Spending on property and equipment decreased to $0.2 million during the three months ended March 31, 2013, from $0.7 million in the same period of 2012.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers.  Such investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our credit facility.  This primarily fluctuates based on net cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility.  During the three months ended March 31, 2013, we had net borrowings on our long-term debt of $5.6 million, compared with net payments of $44.0 million for the three months ended March 31, 2012, primarily from the repatriation of $30 million of foreign cash to the U.S. in January 2012 and the sale of our Federal Division in March 2012.  Additionally, during the three months ended March 31, 2013, we had a cash inflow of $1.4 million for proceeds from employee stock plans, which was up from $0.4 million for the same period of 2012.

Credit Agreement.  On May 7, 2012, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A.  The Credit Agreement provided for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables (the borrowing base was $60 million at March 31, 2013), and (2) a $7.5 million term loan (the “Term Loan”).  On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full and therefore, as of March 31, 2013, only the ABL Facility was outstanding.  This pay down allows us to benefit from the lower borrowing rate of the ABL Facility.  Because our Term Loan was paid down on March 29, 2013, we are no longer required to comply with any financial covenants.  The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017.  As of March 31, 2013, we had $31.6 million outstanding under the ABL Facility.  Our obligations under the Credit Agreement are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets.

Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default.  We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time.  Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days.  In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the U.K., Dutch, and German borrowers and will automatically apply such amounts to the ABL Facility on a daily basis.  As a result, if we have any outstanding borrowings that are subject to the bank’s dominion, such amounts will be classified as a current liability on our balance sheet.  At March 31, 2013, no borrowings were subject to the bank’s dominion.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2013, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2012, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various claims and litigation that are in the ordinary course of business.  The litigation process is inherently uncertain.  Therefore, the outcome of such matters is not predictable.

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

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims.  The suit includes many of the same parties involved in related litigation in the state court in New Orleans which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations.  The matter is ongoing in the appellate court where Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals.  We are unable to predict the outcome of this litigation.

On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, current Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia and former CFO Peter H. Cheesbrough (the “Class Action”).  The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010, and August 3, 2011, by alleged stockholder and plaintiff, Burt Weston.  The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough (the “Class Action Defendants”) violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder.  Specifically, the complaint alleges that the Class Action Defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011.  The complaint also generally alleges that the Class Action Defendants violated Section 20(a) of the Exchange Act.  Specifically, the complaint alleges that the Class Action Defendants acted as controlling persons of Ciber within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company.  The Class Action seeks, among other things:  (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper.  The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012.  Lead plaintiffs filed an amended complaint in early April 2012.  The Class Action Defendants have filed a motion to dismiss, which is currently pending.  The Company believes that the Class Action is without merit and intends to defend against it vigorously.  We are unable to predict the outcome of this litigation.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) directives to “reform and improve” the company’s governance; (3) restitution to the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  The Defendants filed a motion to dismiss, which was granted in March 2013.  Pursuant to the dismissal order, Plaintiffs were given leave to amend the complaint by no later than April 26, 2013.  An Amended Complaint was filed and the matter is ongoing. The Company believes this litigation is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

Item 1A.  Risk Factors

For information regarding our potential risks and uncertainties, please refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.1

Employment and Confidentiality Agreement between Ciber Inc., and Richard A. Genovese dated as of August 21, 2011; Offer Letter from Ciber, Inc. to Anthony Fogel dated February 14, 2012; Employment and Confidentiality Agreement between Ciber, Inc., and Anthony S. Fogel dated as of February 14, 2012; and Settlement Agreement between Ciber International B.V. and T.J.C. van den Berg dated as of December 7, 2012

		8-K	001-13103	4/5/2013

10.2	Employment and Confidentiality Agreement between CIBER, Inc. and R. Bruce Douglas dated as of October 4, 2011	8-K	001-13103	4/8/2013
10.3	Amendment No. 2 to Wells Fargo Credit Agreement, dated March 26, 2013		Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS**	XBRL Instance Document		Furnished
101.SCH**	XBRL Taxonomy Extension Schema Document		Furnished
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document		Furnished
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date: April 30, 2013	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

	By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and Treasurer