Form 10-Q
period 2013-06-30
CIBER INC
filed 2013-07-31
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 74,901,303 shares of the registrant’s Common Stock outstanding as of July 22, 2013.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Consulting services	$208,782	$204,784	$417,826	$412,847
Other revenue	11,613	11,480	22,110	21,997
Total revenues	220,395	216,264	439,936	434,844
OPERATING EXPENSES
Cost of consulting services	158,440	151,666	316,014	308,312
Cost of other revenue	5,917	7,084	12,658	13,692
Selling, general and administrative	50,399	52,703	100,490	100,771
Amortization of intangible assets	—	161	—	325
Restructuring charges	604	—	953	—
Total operating expenses	215,360	211,614	430,115	423,100
OPERATING INCOME FROM CONTINUING OPERATIONS	5,035	4,650	9,821	11,744
Interest income	127	223	492	386
Interest expense	(463)	(2,238)	(1,520)	(4,067)
Other income, net	161	503	175	65
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,860	3,138	8,968	8,128
Income tax expense	1,925	2,716	4,584	6,420
NET INCOME FROM CONTINUING OPERATIONS	2,935	422	4,384	1,708
Loss from discontinued operations, net of income tax	(4,555)	(297)	(4,537)	(380)
CONSOLIDATED NET INCOME (LOSS)	(1,620)	125	(153)	1,328
Net income attributable to noncontrolling interests	146	206	—	266
NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(1,766)	$(81)	$(153)	$1,062

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.04	$—	$0.06	$0.02
Discontinued operations	(0.06)	—	(0.06)	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.02)	$—	$—	$0.01

Weighted average shares outstanding:
Basic	74,690	73,013	74,381	72,874
Diluted	75,412	73,504	75,011	73,423

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income (loss)	$(1,620)	$125	$(153)	$1,328
Foreign currency translation adjustments	53	(11,193)	(7,938)	(3,405)
Comprehensive loss	(1,567)	(11,068)	(8,091)	(2,077)
Comprehensive income attributable to noncontrolling interests	146	206	—	266
Comprehensive loss attributable to Ciber, Inc.	$(1,713)	$(11,274)	$(8,091)	$(2,343)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,621	$58,849
Accounts receivable, net of allowances of $1,743 and $1,752, respectively	208,883	200,257
Prepaid expenses and other current assets	20,997	24,054
Total current assets	263,501	283,160

Property and equipment, net of accumulated depreciation of $48,764 and $47,859, respectively	11,534	13,683
Goodwill	272,558	276,599
Other assets	7,283	7,029

TOTAL ASSETS	$554,876	$580,471

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,139	$6,337
Accounts payable	31,347	30,775
Accrued compensation and related liabilities	53,787	68,900
Deferred revenue	24,548	21,872
Income taxes payable	2,386	4,331
Other accrued expenses and liabilities	31,494	45,477
Total current liabilities	146,701	177,692

Long-term debt	25,703	19,790
Deferred income taxes	24,313	21,848
Other long-term liabilities	9,006	2,188
Total liabilities	205,723	221,518

Commitments and contingencies

Equity:
Ciber, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 74,902 and 74,487 shares issued, respectively	749	745
Treasury stock, at cost, 16 and 708 shares, respectively	(60)	(4,057)
Additional paid-in capital	334,586	337,639
Retained earnings	21,074	24,032
Accumulated other comprehensive income (loss)	(7,730)	208
Total Ciber, Inc. shareholders’ equity	348,619	358,567
Noncontrolling interests	534	386
Total equity	349,153	358,953

TOTAL LIABILITIES AND EQUITY	$554,876	$580,471

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

					Additional		Accumulated Other	Total Ciber, Inc.
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests	Total Equity
BALANCES AT JANUARY 1, 2013	74,487	$745	(708)	$(4,057)	$337,639	$24,032	$208	$358,567	$386	$358,953
Consolidated net loss	—	—	—	—	—	(153)	—	(153)	—	(153)
Foreign currency translation	—	—	—	—	—	—	(7,938)	(7,938)	—	(7,938)
Change in noncontrolling interest	—	—	—	—	(6,722)	—	—	(6,722)	148	(6,574)
Shares issued under employee share plans, net	415	4	692	3,997	—	(2,805)	—	1,196	—	1,196
Share-based compensation	—	—	—	—	3,669	—	—	3,669	—	3,669
BALANCES AT JUNE 30, 2013	74,902	$749	(16)	$(60)	$334,586	$21,074	$(7,730)	$348,619	$534	$349,153

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	(153)	$1,328
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Loss from discontinued operations	4,537	380
Depreciation	3,080	4,287
Amortization of intangible assets	—	325
Deferred income tax expense	2,516	2,606
Provision for (recovery on) doubtful receivables	712	(282)
Share-based compensation expense	3,669	2,822
Amortization of debt costs	513	2,100
Other, net	208	529
Changes in operating assets and liabilities:
Accounts receivable	(16,157)	(27,485)
Other current and long-term assets	(470)	1,774
Accounts payable	793	(5,458)
Accrued compensation and related liabilities	(13,759)	(392)
Other current and long-term liabilities	(1,914)	(11,315)
Income taxes payable/refundable	(738)	(1,191)
Cash used in operating activities — continuing operations	(17,163)	(29,972)
Cash used in operating activities — discontinued operations	(3,367)	(1,777)
Cash used in operating activities	(20,530)	(31,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(1,286)	(2,661)
Cash used in investing activities — continuing operations	(1,286)	(2,661)
Cash provided by (used in) investing activities — discontinued operations	(313)	31,204
Cash provided by (used in) investing activities	(1,599)	28,543

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	146,987	194,402
Payments on long-term debt	(144,274)	(225,019)
Employee stock purchases and options exercised	1,625	869
Credit facility fees paid	—	(3,326)
Payment of initial fair value of acquisition-related contingent consideration	(3,428)	—
Other, net	(429)	—
Cash provided by (used in) financing activities — continuing operations	481	(33,074)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,580)	(214)
Net decrease in cash and cash equivalents	(25,228)	(36,494)
Cash and cash equivalents, beginning of period	58,849	65,567
Cash and cash equivalents, end of period	$33,621	$29,073

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

Recently Issued Accounting Pronouncements — In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)-Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (“ASU 2013-05”).  This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification Topic 830-30 to release any related cumulative translation adjustment into net earnings.  ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Fair Value — The carrying value of the outstanding borrowings under the ABL Facility, as defined in Note 5, approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber’s credit risk, which has not changed since entering into the facility in May 2012.  If Ciber’s credit risk were to change, we would estimate the fair value of our borrowings using a discounted cash flow analysis based on current rates expected to be available from the lender for similar types of debt.  The inputs used to establish the fair value of the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Within our goodwill impairment analysis, as discussed in Note 4, the discounted cash flow method (income approach) and market approach incorporates various level 3 inputs including projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows.  Restructuring liabilities for office closures are initially recorded at estimated fair value utilizing level 3 assumptions, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

Acquisition Consideration —  On May 31, 2013, we paid $7.1 million for the final amount of the previously agreed to deferred consideration related to our 2010 acquisition of Segmenta A/S in Denmark.

Noncontrolling interests  — In June 2013, we entered into an agreement to purchase all of the noncontrolling interests of one of our foreign subsidiaries for future cash payments of approximately $7.3 million.  The payments are scheduled to occur in the fourth quarter of 2013 and 2014, and the second quarter of 2015.  Effective with the date of entering into this agreement, we derecognized the previously recorded noncontrolling interests relating to this subsidiary and recorded a liability for the present value of future cash payments on our consolidated balance sheet.  We recorded the excess of the present value of future cash payments over the book value of noncontrolling interests as a reduction to Ciber, Inc. shareholders’ equity.

(2) Discontinued Operations

2013 — During the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as a discontinued operation.  Accordingly, the operations and cash flows were removed from our consolidated operating results.

2012 — On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division.  Also, on October 15, 2012, we sold certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing practice.  Effective with meeting the discontinued operations criteria, the operations and cash flows of these sold businesses were removed from our consolidated operating results.

The following table summarizes the operating results of the discontinued operations during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$—	$20,735	$5,424	$60,817
Operating expenses	4,446	20,609	9,779	61,122
Operating income (loss) from discontinued operations	(4,446)	126	(4,355)	(305)
Interest and other expense	—	—	—	90
Income (loss) from discontinued operations before income taxes	(4,446)	126	(4,355)	(395)
Income tax expense	109	423	230	705
Loss from discontinued operations, net of taxes	(4,555)	(297)	(4,585)	(1,100)

Gain on sale	—	—	48	920
Income tax expense	—	—	—	200
Gain on sale, net of income taxes	—	—	48	720
Total loss from discontinued operations, net of income taxes	$(4,555)	$(297)	$(4,537)	$(380)

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income from continuing operations	$2,935	$422	$4,384	$1,708
Net income attributable to noncontrolling interests	146	206	—	266
Net income attributable to Ciber, Inc. from continuing operations	2,789	216	4,384	1,442
Loss from discontinued operations, net of income tax	(4,555)	(297)	(4,537)	(380)
Net income (loss) attributable to Ciber, Inc.	$(1,766)	$(81)	$(153)	$1,062

Denominator:
Basic weighted average shares outstanding	74,690	73,013	74,381	72,874
Dilutive effect of employee stock plans	722	491	630	549
Diluted weighted average shares outstanding	75,412	73,504	75,011	73,423

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.04	$—	$0.06	$0.02
Discontinued operations	(0.06)	—	(0.06)	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.02)	$—	$—	$0.01

Anti-dilutive securities omitted from the calculation	4,855	8,694	5,232	8,274

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

(4) Goodwill

We perform our annual impairment analysis of goodwill as of June 30 each year or more often if there are indicators of impairment present.  We test each of our reporting units for goodwill impairment.  Our reporting units are the same as our operating divisions and reportable segments.  The goodwill impairment test requires a two-step process.  The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required.  If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment.  Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2013.  We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 4%.  We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 13.0% and 14.5% for International and North America, respectively.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values.  For our International and North America reporting units, we used enterprise value/revenue multiples of 0.3 and 0.35, respectively, and enterprise value/EBITDA multiples of 5.5 and 5, respectively, in order to value each of our reporting units under the market approach.  In addition, the fair value under the market approach included a control premium of 35%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2013, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 16% and 19%, respectively, thus no impairment was indicated.  We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

The changes in the carrying amount of goodwill during the six months ended June 30, 2013, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2013	$142,918	$133,681	$276,599
Effect of foreign exchange rate changes	(4,041)	—	(4,041)
Balance at June 30, 2013	$138,877	$133,681	$272,558

(5) Borrowings

On May 7, 2012, we entered into a Credit Agreement  (the “Credit Agreement”) with Wells Fargo Bank, N.A.  The Credit Agreement initially provided for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables (the borrowing base was $55.8 million at June 30, 2013), and (2) a $7.5 million term loan (the “Term Loan”).  On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full and therefore, as of June 30, 2013, only the ABL Facility was outstanding.  Because the Term Loan was paid off, we are no longer required to comply with any specific financial covenants.  The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017.  Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings.  At June 30, 2013, we had $3.1 million of foreign borrowings that were subject to the bank’s dominion and are classified as a current liability on our balance sheet.  As of June 30, 2013, we had a total of $28.8 million outstanding under the ABL Facility.

(6) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$1,888	$(3,913)	$1,995	$(7,356)
Foreign	2,972	7,051	6,973	15,484
Total	$4,860	$3,138	$8,968	$8,128

Income tax expense:
U.S.	$1,190	$1,399	$2,380	$2,787
Foreign	735	1,317	2,204	3,633
Total	$1,925	$2,716	$4,584	$6,420

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all net deferred tax assets, including our net operating loss and tax credit carryforwards.  As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance.  Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to goodwill amortization.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%.  The reduction of foreign pre-tax income from continuing operations from the second quarter of 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices.  The foreign effective tax rate increase through the second quarter of 2013 is a result of the mix of income and losses across jurisdictions and increased tax reserves for certain new tax exposure items.

(7) Restructuring Charges

On November 5, 2012, we approved a company restructuring plan (“the 2012 Plan”).  The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies.  We currently estimate the total amount of the restructuring charges associated with the 2012 Plan to be approximately $13 million, of which approximately $1 million will be non-cash charges related to stock compensation and fixed-asset write-downs related to facility closures. The total estimated restructuring expenses for the 2012 Plan include approximately $7 million (all of which has been incurred to date) related to personnel severance and related benefits primarily in our International segment, and approximately $6 million (of which approximately $2 million has been incurred to date) related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.  The 2012 Plan activities began in the fourth quarter of 2012, and we expect all restructuring activities associated with this plan to be completed by the end of 2013.

The changes in our restructuring liabilities, which are recorded in other accrued expenses, during the six months ended June 30, 2013 are as follows:

	Employee Severance and Termination	Office Closures	Total
	(In thousands)
Restructuring liability, as of January 1, 2013	$3,556	$1,532	$5,088
Restructuring charges	411	542	953
Non-cash items	—	(117)	(117)
Cash paid	(3,707)	(974)	(4,681)
Foreign exchange rate changes	(80)	—	(80)
Restructuring liability, as of June 30, 2013	$180	$983	$1,163

Restructuring charges by segment are as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Plan to Date	Total Anticipated Charges
	(In thousands)
North America	$39	$(104)	1,360	$1,796
International	504	930	6,704	7,157
Corporate (1)	61	127	870	3,547
Total	$604	$953	$8,934	$12,500

(1) 2012 corporate restructuring charges consist of share-based compensation expenses associated with severance for employees in our International division.  Share-based compensation is not charged to operating divisions, but rather is recorded as part of our corporate expenses.  2013 corporate restructuring charges include costs for administrative facility consolidation.

(8) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
International	$113,935	$105,933	$226,610	$219,513
North America	106,759	110,514	213,928	215,973
Other	895	736	1,742	1,507
Inter-segment	(1,194)	(919)	(2,344)	(2,149)
Total revenues	$220,395	$216,264	$439,936	$434,844

Operating income from continuing operations:
International	$6,000	$5,623	$10,951	$12,908
North America	8,502	7,608	16,598	14,618
Other	82	80	118	130
Corporate expenses	(8,945)	(8,311)	(16,893)	(14,965)
Unallocated results of discontinued operations	—	(189)	—	(622)
Earnings before interest, taxes, amortization, and restructuring	5,639	4,811	10,774	12,069
Amortization of intangible assets	—	(161)	—	(325)
Restructuring charges	(604)	—	(953)	—
Total operating income from continuing operations	$5,035	$4,650	$9,821	$11,744

(9) Contingencies

We are subject to various claims and litigation that are in the ordinary course of business.  The litigation process is inherently uncertain.  Therefore, the outcome of such matters is not predictable.

We are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft.  Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany.  The court-appointed independent experts have evaluated the consideration and claims of the minority shareholders.  In June 2013, the district court rendered its decision to increase the consideration by an aggregate of €525 thousand. We expect the minority shareholders to appeal.  If the appellate court upholds an award of additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration as well as the costs associated with these proceedings.  We are unable to predict the outcome of this matter.

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims.  The suit includes many of the same parties involved in related litigation in the state court in New Orleans which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations.  The matter is ongoing in the Fifth Circuit Court of Appeals.  We are unable to predict the outcome of this litigation.

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

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) directives to “reform and improve” the company’s governance; (3) restitution to the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  The Defendants filed a motion to dismiss, which was granted in March 2013.  Pursuant to the dismissal order, Plaintiffs were allowed leave to amend the complaint, the defendants then field a new motion to dismiss, and the matter is ongoing. The Company believes this litigation is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

(10) Subsequent Events

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations (“the 2013 Plan”).  The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions.  We expect the restructuring to impact approximately 190 employees.  The 2013 Plan will commence in the third quarter of 2013 and is expected to be completed in the first half of 2014.  We estimate the total amount of the restructuring charges for the 2013 Plan will be approximately $13 million, substantially all of which will be cash.  The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs.

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

•                  Our Credit Agreement, an asset-based loan facility, limits our operational and financial flexibility.

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

Business Overview

Ciber is a leading global information technology (“IT”) company with nearly 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With 65 offices worldwide operating on four continents and over 60 supplier partners, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. The three pillars of our business include Application Development and Maintenance (“ADM”), Ciber Managed Services (“CMS”), and Independent Software Vendor relationships (“ISVs”).  At Ciber, we take a client-focused, personalized service approach that includes the building of long term relationships, creation of custom-tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients’ needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

We operate our business by geography.  In the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as discontinued operations.  On March 9, 2012, we sold our Federal division and on October 15, 2012, we sold our information technology outsourcing practice, both of which, are also reported as discontinued operations.  As a result of these discontinued operations, our financial position, results of operations, and cash flows have been reclassified for all prior periods presented in this Quarterly Report on Form 10-Q to conform to the current presentation.  Additionally, discussions throughout this Quarterly Report on Form 10-Q exclude the discontinued operations, unless otherwise noted.

Our reportable operating segments as of June 30, 2013, consisted of International and North America.  Our International segment transacts business in the local currencies of the countries in which they operate.  In recent years, approximately 60% to 70% of our International segment’s revenue has been denominated in Euros, 10% to 15% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

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

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence.  Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges.  In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-

savings initiatives.  These initiatives have included going to third-party vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation.  In some cases, these initiatives have benefited Ciber, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients.  The pricing environment continues to be extremely competitive.  A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing.  We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors.  Another issue that has had and continues to have an impact on our revenues and profitability involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work.  The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future.  Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work.  We have standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance.  However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth.  Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full.  The impact of project cancellations cannot be accurately predicted and bad debt expense may differ significantly from our estimates, and any such events may negatively impact our results of operations.

Discontinued Operations

Effective June 30, 2013, we closed down our Russian operations and met the criteria for this business to be reported as discontinued operations.  During the second quarter of 2013, a significant number of our Russian employees chose to leave Ciber and work for a competitor.  After evaluating the cost and time required to hire replacement employees, and the risks of continuing our operations in Russia, we determined to exit this market.  Accordingly, the operations and cash flows of these operations were removed from our consolidated operating results.

On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division and on October 15, 2012, we sold certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing practice.  Upon meeting the discontinued operations criteria, the operations and cash flows of these sold businesses were removed from our consolidated operating results.

The following table summarizes the operating results of the discontinued operations during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$—	$20,735	$5,424	$60,817
Operating expenses	4,446	20,609	9,779	61,122
Operating income (loss) from discontinued operations	(4,446)	126	(4,355)	(305)
Interest and other expense	—	—	—	90
Income (loss) from discontinued operations before income taxes	(4,446)	126	(4,355)	(395)
Income tax expense	109	423	230	705
Loss from discontinued operations, net of taxes	(4,555)	(297)	(4,585)	(1,100)

Gain on sale	—	—	48	920
Income tax expense	—	—	—	200
Gain on sale, net of income taxes	—	—	48	720
Total loss from discontinued operations, net of income taxes	$(4,555)	$(297)	$(4,537)	$(380)

Restructuring

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations (“the 2013 Plan”).  The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions.  We expect the restructuring to impact approximately 190 employees.  The 2013 Plan will commence in the third quarter of 2013 and is expected to be completed in the first half of 2014.  We estimate the total amount of the restructuring charges for the 2013 Plan will be approximately $13 million, substantially all of which will be cash.  The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs.  We expect the 2013 Plan will result in pre-tax net savings of approximately $12 million in 2014 and each year thereafter.

On November 5, 2012, we approved a company restructuring plan (“the 2012 Plan”).  The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies.  We currently estimate the total amount of the restructuring charges associated with the 2012 Plan to be approximately $13 million, of which approximately $1 million will be non-cash charges related to stock compensation and fixed-asset write-downs related to facility closures. The total estimated restructuring expenses associated with the 2012 Plan include approximately $7 million (all of which has been incurred to date) related to personnel severance and related benefits primarily in our International segment, and approximately $6 million (of which approximately $2 million has been incurred to date) related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.  The 2012 Plan activities began in the fourth quarter of 2012, and we expect all restructuring activities to be completed by the end of 2013.  Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.  Pre-tax savings of approximately $7 million in 2013 and $11 million in 2014 and each year thereafter are expected from the 2012 Plan.

Results of Operations — Comparison of the Three Months Ended June 30, 2013 and 2012

The following table and related discussion provide information about our consolidated financial results for the periods presented.  At the end of 2011, our Federal division was classified as a discontinued operation and in the third quarter of 2012, a portion of our information technology outsourcing practice was classified as a discontinued operation.  In the current quarter the operations of our Russian business met the criteria to be classified as a discontinued operation.  As such, all of these businesses have been excluded from our results from our continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2013		2012
	(Dollars in thousands)
Consulting services	$208,782	94.7%	$204,784	94.7%
Other revenue	11,613	5.3	11,480	5.3
Total revenues	$220,395	100.0%	$216,264	100.0%

Gross profit - consulting services	$50,342	24.1%	$53,118	25.9%
Gross profit - other revenue	5,696	49.0	4,396	38.3
Gross profit - total	56,038	25.4	57,514	26.6

SG&A costs	50,399	22.9	52,703	24.4
Amortization of intangible assets	—	—	161	0.1
Restructuring charges	604	0.3	—	—
Operating income from continuing operations	5,035	2.3	4,650	2.2

Interest income	127	0.1	223	0.1
Interest expense	(463)	(0.2)	(2,238)	(1.0)
Other income, net	161	0.1	503	0.2

Income from continuing operations before income taxes	4,860	2.2	3,138	1.5
Income tax expense	1,925	0.9	2,716	1.3

Net income from continuing operations	$2,935	1.3%	$422	0.2%

Revenue by segment from continuing operations was as follows:

	Three Months Ended June 30,
	2013	2012	% change
	(In thousands)
International	$113,935	$105,933	7.6%
North America	106,759	110,514	(3.4)
Other	895	736	n/m
Inter-segment	(1,194)	(919)	n/m
Total revenues	$220,395	$216,264	1.9%

n/m = not meaningful

Revenues.  For the three months ended June 30, 2013, total revenues increased $4.1 million, or 1.9% in U.S. dollars. On a local currency basis, revenues increased $2.8 million, or 1.3%, as compared with the three months ended June 30, 2012, due to an improvement in our International segment which was slightly offset by a decline in our North America segment.

•                  International revenues increased $8.0 million, or 7.6% overall, and 6.3% in local currency.  The continued softness of the European economy caused revenue results to vary considerably by territory.  Growth was led by our operations in

Norway and the United Kingdom, which experienced growth between the comparable periods due to additional work at existing clients, as well as some new clients.  A large portion of this growth came from continued strong performance in our CMS business.  We also saw growth in some of our ISVs, specifically SAP.  This growth was slightly offset by declines in the Netherlands, which continues to be challenged by the local economy as well as client-specific issues.  While the revenues of our European operations grew overall, certain countries, including the Netherlands, continue to be impacted by clients focusing on cost-cutting measures such as vendor consolidation and pricing pressure on service providers.

•                  North America revenues decreased $3.8 million, or 3.4% compared to the second quarter of 2012 as reductions in work levels at existing clients in our ADM practice significantly offset growth in other existing clients, as well as new clients, in our other practices.  A portion of this decline was due to cost-cutting and vendor consolidation at larger clients.  While revenues were down in our ADM practice, we did see growth in our Business Consulting practice as well as one of our ISVs, both of which benefited from several new clients in 2013.  Some of this growth was attributable to our CMS practice, as well.

Gross Profit.  Gross profit margin declined to 25.4% for the three months ended June 30, 2013, compared to 26.6% for the same period in 2012.  Gross profit margin for our International segment declined mainly due to an increased use of subcontractors, higher consultant costs, and lower margin work at existing clients.  North America gross margin also decreased compared to the second quarter of 2012 as improved utilization was offset by margin compression across the business.

Selling, general and administrative costs.  Our SG&A costs decreased $2.3 million, or 4% to $50.4 million for the three months ended June 30, 2013, from $52.7 million for the three months ended June 30, 2012.   International SG&A costs were flat compared to the second quarter of 2012.  North America SG&A costs were down due to reduced compensation costs and lower office rental expense, which was a result of the closure of offices under our company restructuring plan.  See Note 7 to our consolidated financial statements for more information on our 2012 restructuring plan.

Operating income.  Operating income increased to $5.0 million for the three months ended June 30, 2013, as compared to $4.7 million for the same period of 2012.  This increase was primarily a result of increased revenues in our International segment and a decrease in SG&A costs in our North America segment.

Operating income from continuing operations by segment was as follows:

	Three Months Ended June 30,		%	2013 % of	2012 % of
	2013	2012	change	revenue*	revenue*
	(In thousands)
International	$6,000	$5,623	6.7%	5.3%	5.3%
North America	8,502	7,608	11.8	8.0	6.9
Other	82	80	n/m	9.2	10.9
Corporate expenses	(8,945)	(8,311)	(7.6)	(4.1)	(3.8)
Unallocated results of discontinued operations	—	(189)	n/m	—	(0.1)
Earnings before interest, taxes, amortization and restructuring charges	5,639	4,811	17.2	2.6	2.2
Amortization of intangible assets	—	(161)	n/m	—	(0.1)
Restructuring charges	(604)	—	n/m	(0.3)	—
Total operating income from continuing operations	$5,035	$4,650	8.3%	2.3%	2.2%

n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income increased to $6.0 million for the second quarter of 2013 compared to $5.6 million for the three months ended June 30, 2012.  This increase is primarily due to revenue growth at existing and new clients, which was partially offset by an increased use of subcontractors, higher consultant costs and pricing pressures.

•                  North America operating income increased $0.9 million, or 11.8% compared to the second quarter of 2012.  The increase was a result of reductions in SG&A expenses, specifically reduced compensation costs and restructuring-related reductions in office rental expenses.

•                  Corporate expenses increased $0.6 million during the current three month period primarily due to an increase in stock compensation expense and legal fees.

Interest expense.  Interest expense decreased $1.8 million for the three months ended June 30, 2013, compared to the same period of 2012 primarily due to a lower interest rate on our credit facility entered into in May 2012, a significant reduction in our average borrowings outstanding, and the write-off of $1.1 million of capitalized debt fees in the second quarter of 2012.

Other income, net.  Other income, net was $0.2 million for the three months ended June 30, 2013, compared to $0.5 million for the three months ended June 30, 2012.  This change was due entirely to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$1,888	$(3,913)
Foreign	2,972	7,051
Total	$4,860	$3,138

Income tax expense:
U.S.	$1,190	$1,399
Foreign	735	1,317
Total	$1,925	$2,716

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all net deferred tax assets, including our net operating loss and tax credit carryforwards.  As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance.  Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $5 million of related U.S. deferred tax expense in 2013.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%. The reduction of foreign pre-tax income from continuing operations from the second quarter of 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices.  The foreign effective tax rate increase through the second quarter of 2013 is a result of the mix of income and losses across jurisdictions and increased tax reserves for certain new tax exposure items.

Results of Operations — Comparison of the Six Months Ended June 30, 2013 and 2012

The following table and related discussion provide information about our consolidated financial results for the periods presented.  At the end of 2011, our Federal division was classified as a discontinued operation and in the third quarter of 2012, a portion of our information technology outsourcing practice was classified as a discontinued operation.  In the current quarter the operations of our Russian business met the criteria to be classified as a discontinued operation.  As such, all of these businesses have been excluded from our results from our continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2013		2012
	(Dollars in thousands)
Consulting services	$417,826	95.0%	$412,847	94.9%
Other revenue	22,110	5.0	21,997	5.1
Total revenues	$439,936	100.0%	$434,844	100.0%

Gross profit - consulting services	$101,812	24.4%	$104,535	25.3%
Gross profit - other revenue	9,452	42.7	8,305	37.8
Gross profit - total	111,264	25.3	112,840	25.9

SG&A costs	100,490	22.8	100,771	23.2
Amortization of intangible assets	—	—	325	0.1
Restructuring charges	953	0.2	—	—
Operating income from continuing operations	9,821	2.2	11,744	2.7

Interest income	492	0.1	386	0.1
Interest expense	(1,520)	(0.3)	(4,067)	(0.9)
Other income, net	175	—	65	—

Income from continuing operations before income taxes	8,968	2.0	8,128	1.9
Income tax expense	4,584	1.0	6,420	1.5

Net income from continuing operations	$4,384	1.0%	$1,708	0.4%

Revenue by segment from continuing operations was as follows:

	Six Months Ended June 30,
	2013	2012	% change
	(In thousands)
International	$226,610	$219,513	3.2%
North America	213,928	215,973	(0.9)
Other	1,742	1,507	n/m
Inter-segment	(2,344)	(2,149)	n/m
Total revenues	$439,936	$434,844	1.2%

n/m = not meaningful

Revenues.  For the six months ended June 30, 2013, total revenues increased $5.1 million, or 1.2% in U.S. dollars.  On a local currency basis, revenues increased $3.1 million, or 0.7%, as compared with the six months ended June 30, 2012, due to an improvement in our International segment which was slightly offset by declines in our North America segment.

•                  International revenues increased $7.1 million, or 3.2%, and increased by 2.3% in local currency.  The softer European economy caused revenue results to vary considerably by territory.  Growth was led by the United Kingdom, Germany and Norway due to significant new clients in 2013, as well as some additional work at existing clients, specifically within our CMS practice.  This growth was slightly offset by declines in revenue in the Netherlands, due to reduced spending on IT services in this country as well the loss of clients due to vendor consolidation.  In addition to vendor consolidation, some of our European countries are still experiencing cost-cutting measures by clients such as offshoring and increased pricing pressure on service providers.

•                  North America revenues decreased $2.0 million, or 0.9% compared to the first six months of 2012 as reductions in work levels at existing clients, especially in our ADM practice, more than offset growth in existing clients, as well as new clients.  While our ADM practice struggled in the first half of 2013, we did see some growth in our Business Consulting practice and certain ISVs, both of which benefited from several new clients in 2013.  Some of this growth was attributable to our CMS practice, as well.

Gross Profit.  Gross profit margin declined slightly to 25.3% for the six months ended June 30, 2013, compared to 25.9% for the same period in 2012.  Gross profit margin for our International business declined as a result of increased use of subcontractors, increased consultant costs, and lower utilization.  North America gross margin was lower than the first half of 2012 as improved utilization was offset by margin compression across the business.

Selling, general and administrative costs.  Our SG&A costs decreased $0.3 million, or 0.3% to $100.5 million for the six months ended June 30, 2013, from $100.8 million for the six months ended June 30, 2012.   International SG&A costs increased compared to the first half of 2012 due to increases in labor costs and an increase in bad debt, which was associated with the current European economic climate.  North America SG&A costs were down due to reduced compensation costs and lower office rental expense, which was a result of the closure of offices under our company restructuring plan.  See Note 7 to our consolidated financial statements for more information on our restructuring plan.  Our corporate SG&A costs increased mainly due to higher stock compensations cost compared with the first half of 2012.

Operating income.  Operating income decreased to $9.8 million for the six months ended June 30, 2013, as compared to $11.7 million for the same period of 2012.  This decrease was primarily a result of lower gross margins and higher SG&A costs in our international segment as well as increased corporate expenses.

Operating income from continuing operations by segment was as follows:

	Six Months Ended June 30,		%	2013 % of	2012 % of
	2013	2012	change	revenue*	revenue*
	(In thousands)
International	$10,951	$12,908	(15.2)%	4.8%	5.9%
North America	16,598	14,618	13.5	7.8	6.8
Other	118	130	n/m	6.8	8.6
Corporate expenses	(16,893)	(14,965)	(12.9)	(3.8)	(3.4)
Unallocated results of discontinued operations	—	(622)	n/m	—	(0.1)
Earnings before interest, taxes, amortization and restructuring charges	10,774	12,069	(10.7)	2.4	2.8
Amortization of intangible assets	—	(325)	n/m	—	(0.1)
Restructuring charges	(953)	—	n/m	(0.2)	—
Total operating income from continuing operations	$9,821	$11,744	(16.4)%	2.2%	2.7%

n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income declined to $11.0 million for the six months ended June 30, 2013 compared to $12.9 million for the comparable period in 2012.  This decrease is primarily due to decreased gross margin, mainly due to increased consultant costs and the use of subcontractors, as well as an increase in SG&A costs as a result of increased labor costs and bad debt expense.

•                  North America operating income increased $2.0 million, or 13.5% compared to the first half of 2012.  The increase was mainly due to a reduction in SG&A expenses, specifically reduced compensation costs and restructuring-related reductions in office rental expenses.  However, these improvements were somewhat offset by lower revenues at existing clients and increased pricing pressure.

•                  Corporate expenses increased $1.9 million during the current six month period primarily due to an increase in stock compensation expense and management salaries, as a result of additions to the corporate management structure in the later half of 2012.

Interest expense.  Interest expense decreased $2.5 million for the six months ended June 30, 2013, compared to the same period of 2012 primarily due to a lower interest rate on our credit facility entered into in May 2012, a significant reduction in our average borrowings outstanding, and the write-off of $1.1 million of capitalized debt fees that were written off in the second quarter of 2012.  These decreases were partially offset by $0.2 million of accelerated debt fee amortization associated with our Term Loan which was repaid on March 29, 2013.

Other income, net.  Other income, net was $175 thousand for the six months ended June 30, 2013, compared to $65 thousand for the six months ended June 30, 2012.  This change was due entirely to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$1,995	$(7,356)
Foreign	6,973	15,484
Total	$8,968	$8,128

Income tax expense:
U.S.	$2,380	$2,787
Foreign	2,204	3,633
Total	$4,584	$6,420

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all net deferred tax assets, including our net operating loss and tax credit carryforwards.  As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance.  Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $5 million of related U.S. deferred tax expense in 2013.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%. The reduction of foreign pre-tax income from continuing operations from the second quarter of 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices.  The foreign effective tax rate increase through the second quarter of 2013 is a result of the mix of income and losses across jurisdictions and increased tax reserves for certain new tax exposure items.

Liquidity and Capital Resources

At June 30, 2013, we had an increase in working capital to $116.8 million from $105.5 million at December 31, 2012.  Our current ratio was 1.8:1 at June 30, 2013, compared to 1.6:1 at December 31, 2012.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit agreement.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $33.6 million at June 30, 2013, compared to $58.8 million at December 31, 2012.  Our domestic cash balances are generally used to reduce our outstanding borrowings.  Typically, most of our cash balance is maintained by our foreign subsidiaries.  We have not provided for any additional U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

As previously mentioned, we approved a company restructuring plan on November 5, 2012.  Related to the execution of the 2012 Plan, we had cash outlays of approximately $5 million during the six months ended June 30, 2013.  We estimate total cash outlays associated with the 2012 plan to be $11 million, $7 million of which has been incurred to date.

On July 30, 2013 we approved a second restructuring plan.  We expect to have cash outlays of $11 million in the next twelve months related to the 2013 Plan.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(17,163)	$(29,972)
Investing activities	(1,286)	(2,661)
Financing activities	481	(33,074)
Net cash used in continuing operations	(17,968)	(65,707)

Net cash provided by (used in) discontinued operations:
Operating activities	(3,367)	(1,777)
Investing activities	(313)	31,204
Net cash provided by (used in) discontinued operations:	(3,680)	29,427
Effect of foreign exchange rate changes on cash and cash equivalents	(3,580)	(214)
Net decrease in cash and cash equivalents	$(25,228)	$(36,494)

Operating activities.  Cash used in operating activities from continuing operations was $17.2 million during the six months ended June 30, 2013, compared with $30.0 million for the six months ended June 30, 2012.  Changes in normal short-term working capital items, as well as an improvement in earnings from continuing operations, contributed to the overall decrease in cash used in continuing operations during the current six month period as compared to the same period of the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  For the first half of 2013, we also paid $4.7 million for restructuring-related costs, including severance expenses in our International segment, and real estate related costs in North America.  During the six months ended June 30, 2013 and 2012, our domestic operations used $1.3 million and $12.3 million, respectively, of cash from continuing operations while our International operations used $15.9 million and $17.6 million, respectively.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable increased to $208.9 million at June 30, 2013, from $200.3 million at December 31, 2012.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 64 days at June 30, 2013, from 61 days at December 31, 2012, an increase of 3 days, compared with DSO of 63 days at June 30, 2012, and 53 days at December 31, 2011, an increase of 10 days.  While DSO was slightly higher in the first half of 2013 as compared to the first half of 2012, the smaller increase in 2013 represents improved collections in the first six months 2013 compared to 2012.  During the six months ended June 30, 2013, we experienced an increase in DSO in our international division due to seasonality while DSO in our North America division was relatively flat.  In our International segment, we typically experience a seasonality to collections with slower receivable collections in the first half of the year with improvement in the second half of the year.  During the six months ended June 30, 2012, DSO in our International division increased due to seasonality while DSO also increased in our North America division as a result of unusually high collections in the fourth quarter of 2011.

Accrued compensation and related liabilities fluctuate from period to period based on a couple of primary factors, including the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments.  Bonuses are typically accrued throughout the year, and paid either quarterly or annually, based on the applicable bonus program associated with an employee’s role and country in which he or she works.  As such, bonus payments can fluctuate from quarter to quarter.  Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

Investing activities.  Spending on property and equipment decreased to $1.3 million during the six months ended June 30, 2013, from $2.7 million in the same period of 2012.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers.  Such investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our credit facility.  This primarily fluctuates based on net cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility.  During the six months ended June 30, 2013, we had net borrowings on our long-term debt of $2.7 million, compared with net payments of $30.6 million for the six months ended June 30, 2012, primarily from the repatriation of $30 million of foreign cash to the U.S. in January 2012 and the sale of our Federal Division in March 2012.  Additionally, during the six months ended June 30, 2012, we incurred a cash outflow of $3.3 million for facility fees associated with our borrowings, while we paid no debt fees in 2013.  Associated with our 2010 acquisition of Segmenta A/S, during the second quarter of 2013 we paid $7.1 million of contingent consideration, of which $3.4 million is classified as a financing cash flow and $3.7 million is classified in operating activities.  During the six months ended June 30, 2013, we had a cash inflow of $1.6 million for proceeds from employee stock plans, which was up from $0.9 million for the same period of 2012.

Credit Agreement.  On May 7, 2012, we entered into a Credit Agreement  (the “Credit Agreement”) with Wells Fargo Bank, N.A.  The Credit Agreement initially provided for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables (the borrowing base was $55.8 million at June 30, 2013), and (2) a $7.5 million term loan (the “Term Loan”).  On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full and therefore, as of June 30, 2013, only the ABL Facility was outstanding.  This pay down allows us to benefit from the lower borrowing rate of the ABL Facility.  Because the Term Loan was paid off, we are no longer required to comply with any specific financial covenants.  The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017.  As of June 30, 2013, we had $28.8 million outstanding under the ABL Facility.  Our obligations under the Credit Agreement are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets.

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

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time.  Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days.  In addition, under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch, and German borrowings and will automatically apply such amounts to the ABL Facility on a daily basis.  At June 30, 2013,  we had $3.1 million of foreign borrowings that were subject to the bank’s dominion and are classified as a current liability on our balance sheet.

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2013.  We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach.  The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management.  Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation.  The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 4%.  We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives.  The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending.  The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 13.0% and 14.5% for International and North America, respectively.  The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values.  For our International and North America reporting units, we used enterprise value/revenue multiples of 0.3 and 0.35, respectively, and enterprise value/EBITDA multiples of 5.5 and 5, respectively, in order to value each of our reporting units under the market approach.  In addition, the fair value under the market approach included a control premium of 35%.  The control premium was determined based on a review of comparative market transactions.  Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2013, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 16% and 19%, respectively, thus no impairment was indicated.  We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment.  While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $272.6 million at June 30, 2013.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2013, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2012, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft.  Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany.  The court-appointed independent experts have evaluated the consideration and claims of the minority shareholders.  In June 2013, the district court rendered its decision to increase the consideration by an aggregate of €525 thousand. We expect the minority shareholders to appeal.  If the appellate court upholds an award of additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration as well as the costs associated with these proceedings.  We are unable to predict the outcome of this matter.

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims.  The suit includes many of the same parties involved in related litigation in the state court in New Orleans which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations.  The matter is ongoing in the Fifth Circuit Court of Appeals.  We are unable to predict the outcome of this litigation.

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

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira (“Individual Defendants”).  Ciber is named as a nominal defendant (collectively, with the Individual Defendants, the “Derivative Defendants”).  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the Individual Defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the Individual Defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the Individual Defendants’ breaches; (2) directives to “reform and improve” the company’s governance; (3) restitution to the Company from the Individual Defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  The Defendants filed a motion to dismiss, which was granted in March 2013.  Pursuant to the dismissal order, Plaintiffs were allowed leave to amend the complaint, the defendants then filed a new motion to dismiss, and the matter is ongoing. The Company believes this litigation is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

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

		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
10.1*	Employment and Confidentiality Agreement between Ciber Inc., and Richard A. Genovese dated as of August 21, 2011	8-K	001-13103	4/5/2013
10.2*	Offer Letter from Ciber, Inc. to Anthony Fogel dated February 14, 2012	8-K	001-13103	4/5/2013
10.3*	Employment and Confidentiality Agreement between Ciber, Inc., and Anthony S. Fogel dated as of February 14, 2012	8-K	001-13103	4/5/2013
10.4*	Settlement Agreement between Ciber International B.V. and T.J.C. van den Berg dated as of December 7, 2012	8-K	001-13103	4/5/2013
10.5*	Employment and Confidentiality Agreement between CIBER, Inc. and R. Bruce Douglas dated as of October 4, 2011	8-K	001-13103	4/8/2013
10.6	Amendment No. 2 to Wells Fargo Credit Agreement, dated March 26, 2013	10-Q	001-13103	4/30/2013
10.7*	Ciber, Inc. 2004 Incentive Plan, as amended May 8, 2013		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS**	XBRL Instance Document		Furnished
101.SCH**	XBRL Taxonomy Extension Schema Document		Furnished
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document		Furnished
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document		Furnished
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document		Furnished
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document		Furnished

*     Indicates a management contract or compensatory plan on arrangement.

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date: July 31, 2013	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

	By	/s/ Claude J. Pumilia
Claude J. Pumilia
Executive Vice President, Chief Financial Officer and Treasurer