Form 10-Q
period 2013-09-30
CIBER INC
filed 2013-10-29
CIK 918581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 75,448,076 shares of the registrant’s Common Stock outstanding as of October 21, 2013.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Consulting services	$202,780	$200,211	$620,606	$613,058
Other revenue	12,277	11,005	34,387	33,002
Total revenues	215,057	211,216	654,993	646,060
OPERATING EXPENSES
Cost of consulting services	153,597	151,671	469,611	459,983
Cost of other revenue	7,398	6,125	20,056	19,817
Selling, general and administrative	53,531	48,966	154,021	149,737
Amortization of intangible assets	—	157	—	482
Restructuring charges	14,000	—	14,953	—
Total operating expenses	228,526	206,919	658,641	630,019
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,469)	4,297	(3,648)	16,041
Interest income	208	109	700	495
Interest expense	(450)	(1,096)	(1,970)	(5,163)
Other expense, net	(264)	(614)	(89)	(549)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,975)	2,696	(5,007)	10,824
Income tax expense (benefit)	(462)	2,501	4,122	8,921
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,513)	195	(9,129)	1,903
Loss from discontinued operations, net of income tax	(952)	(9,510)	(5,489)	(9,890)
CONSOLIDATED NET LOSS	(14,465)	(9,315)	(14,618)	(7,987)
Net income attributable to noncontrolling interests	4	134	4	400
NET LOSS ATTRIBUTABLE TO CIBER, INC.	$(14,469)	$(9,449)	$(14,622)	$(8,387)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.18)	$—	$(0.12)	$0.02
Discontinued operations	(0.01)	(0.13)	(0.08)	(0.13)
Basic and diluted loss per share attributable to Ciber, Inc.	$(0.19)	$(0.13)	$(0.20)	$(0.11)

Weighted average shares outstanding:
Basic	75,070	73,276	74,611	73,008
Diluted	75,070	73,647	74,611	73,498

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net loss	$(14,465)	$(9,315)	$(14,618)	$(7,987)
Foreign currency translation adjustments	7,104	8,216	(834)	4,811
Comprehensive loss	(7,361)	(1,099)	(15,452)	(3,176)
Comprehensive income attributable to noncontrolling interests	4	134	4	400
Comprehensive loss attributable to Ciber, Inc.	$(7,365)	$(1,233)	$(15,456)	$(3,576)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$32,890	$58,849
Accounts receivable, net of allowances of $1,567 and $1,752, respectively	194,660	200,257
Prepaid expenses and other current assets	23,324	24,054
Total current assets	250,874	283,160

Property and equipment, net of accumulated depreciation of $50,069 and $47,859, respectively	13,048	13,683
Goodwill	278,815	276,599
Other assets	6,679	7,029

TOTAL ASSETS	$549,416	$580,471

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$3,236	$6,337
Accounts payable	25,642	30,775
Accrued compensation and related liabilities	56,805	68,900
Deferred revenue	22,232	21,872
Income taxes payable	1,157	4,331
Other accrued expenses and liabilities	44,694	45,477
Total current liabilities	153,766	177,692

Long-term debt	14,385	19,790
Deferred income taxes	24,021	21,848
Other long-term liabilities	10,720	2,188
Total liabilities	202,892	221,518

Commitments and contingencies

Equity:
Ciber, Inc. shareholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 75,457 and 74,487 shares issued, respectively	755	745
Treasury stock, at cost, 96 and 708 shares, respectively	(324)	(4,057)
Additional paid-in capital	340,267	337,639
Retained earnings	5,914	24,032
Accumulated other comprehensive income (loss)	(626)	208
Total Ciber, Inc. shareholders’ equity	345,986	358,567
Noncontrolling interests	538	386
Total equity	346,524	358,953

TOTAL LIABILITIES AND EQUITY	$549,416	$580,471

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

							Accumulated
					Additional		Other	Total Ciber, Inc.
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests	Total Equity
BALANCES AT JANUARY 1, 2013	74,487	$745	(708)	$(4,057)	$337,639	$24,032	$208	$358,567	$386	$358,953
Consolidated net loss	—	—	—	—	—	(14,622)	—	(14,622)	4	(14,618)
Foreign currency translation	—	—	—	—	—	—	(834)	(834)	—	(834)
Change in noncontrolling interest	—	—	—	—	(6,755)	—	—	(6,755)	148	(6,607)
Shares issued under employee share plans, net	970	10	612	3,733	414	(3,496)	—	661	—	661
Share-based compensation	—	—	—	—	8,969	—	—	8,969	—	8,969
BALANCES AT SEPTEMBER 30, 2013	75,457	$755	(96)	$(324)	$340,267	$5,914	$(626)	$345,986	$538	$346,524

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(14,618)	$(7,987)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Loss from discontinued operations	5,489	9,890
Depreciation	4,396	5,739
Amortization of intangible assets	—	482
Deferred income tax expense	2,429	3,699
Provision for (recovery on) doubtful receivables	680	(192)
Share-based compensation expense	8,969	4,534
Amortization of debt costs	656	2,385
Other, net	340	630
Changes in operating assets and liabilities:
Accounts receivable	(392)	(30,186)
Other current and long-term assets	(694)	(3,773)
Accounts payable	(5,105)	(6,629)
Accrued compensation and related liabilities	(11,436)	(1,629)
Other current and long-term liabilities	8,527	(8,102)
Income taxes payable/refundable	(3,632)	(1,618)
Cash used in operating activities — continuing operations	(4,391)	(32,757)
Cash used in operating activities — discontinued operations	(2,865)	(2,361)
Cash used in operating activities	(7,256)	(35,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(4,079)	(2,574)
Cash used in investing activities — continuing operations	(4,079)	(2,574)
Cash provided by (used in) investing activities — discontinued operations	(313)	30,076
Cash provided by (used in) investing activities	(4,392)	27,502

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	234,022	269,633
Payments on long-term debt	(242,572)	(294,698)
Employee stock purchases and options exercised	1,949	1,157
Credit facility fees paid	—	(3,547)
Payment of initial fair value of acquisition-related contingent consideration	(3,428)	—
Other, net	(1,380)	—
Cash used in financing activities — continuing operations	(11,409)	(27,455)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,902)	2,532
Net decrease in cash and cash equivalents	(25,959)	(32,539)
Cash and cash equivalents, beginning of period	58,849	65,567
Cash and cash equivalents, end of period	$32,890	$33,028

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”).  The objective of this update is to eliminate the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the operating results of the discontinued operations during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$—	$21,348	$5,424	$82,165
Operating expenses	952	23,345	10,731	84,467
Operating loss from discontinued operations	(952)	(1,997)	(5,307)	(2,302)
Interest and other expense	—	—	—	90
Loss from discontinued operations before income taxes	(952)	(1,997)	(5,307)	(2,392)
Income tax expense	—	202	230	907
Loss from discontinued operations, net of taxes	(952)	(2,199)	(5,537)	(3,299)

Loss on sale	—	(8,361)	48	(7,441)
Income tax benefit	—	(1,050)	—	(850)
Loss on sale, net of income taxes	—	(7,311)	48	(6,591)
Total loss from discontinued operations, net of income taxes	$(952)	$(9,510)	$(5,489)	$(9,890)

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(13,513)	$195	$(9,129)	$1,903
Net income attributable to noncontrolling interests	4	134	4	400
Net income (loss) attributable to Ciber, Inc. from continuing operations	(13,517)	61	(9,133)	1,503
Loss from discontinued operations, net of income tax	(952)	(9,510)	(5,489)	(9,890)
Net loss attributable to Ciber, Inc.	$(14,469)	$(9,449)	$(14,622)	$(8,387)

Denominator:
Basic weighted average shares outstanding	75,070	73,276	74,611	73,008
Dilutive effect of employee stock plans	—	371	—	490
Diluted weighted average shares outstanding	75,070	73,647	74,611	73,498

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.18)	$—	$(0.12)	$0.02
Discontinued operations	(0.01)	(0.13)	(0.08)	(0.13)
Basic and diluted loss per share attributable to Ciber, Inc.	$(0.19)	$(0.13)	$(0.20)	$(0.11)

Anti-dilutive securities omitted from the calculation	6,541	8,103	6,088	8,217

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

The changes in the carrying amount of goodwill during the nine months ended September 30, 2013, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2013	$142,918	$133,681	$276,599
Effect of foreign exchange rate changes	1,460	—	1,460
Other	756	—	756
Balance at September 30, 2013	$145,134	$133,681	$278,815

(5) Borrowings

On May 7, 2012, we entered into a Credit Agreement  (the “Credit Agreement”) with Wells Fargo Bank, N.A.  The Credit Agreement initially provided for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables (the borrowing base was $50.5 million at September 30, 2013), and (2) a $7.5 million term loan (the “Term Loan”).  On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full and therefore, as of September 30, 2013, only the ABL Facility was outstanding.  Because the Term Loan was paid off, we are no longer required to comply with any specific financial covenants.  The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017.  Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings.  At September 30, 2013, we had $3.2 million of foreign borrowings that were subject to the bank’s dominion and are classified as a current liability on our balance sheet.  As of September 30, 2013, we had a total of $17.6 million outstanding under the ABL Facility.

(6) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense (benefit) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(5,667)	$(358)	$(3,672)	$(7,714)
Foreign	(8,308)	3,054	(1,335)	18,538
Total	$(13,975)	$2,696	$(5,007)	$10,824

Income tax expense (benefit):
U.S.	$550	$1,509	$2,930	$4,296
Foreign	(1,012)	992	1,192	4,625
Total	$(462)	$2,501	$4,122	$8,921

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all U.S. net deferred tax assets, including our net operating loss and tax credit carryforwards.  As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance.  Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to tax-basis goodwill amortization.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%.  The reduction of foreign pre-tax income from continuing operations from 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices.  The foreign tax expense through the third quarter of 2013 is primarily a result of the mix of income and losses across jurisdictions including losses in certain countries where no tax benefit can be recognized due to full valuation allowances.

(7) Restructuring Charges

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations (“the 2013 Plan”).  The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions.  We expect the restructuring to impact approximately 220 employees.  The 2013 Plan began in the third quarter of 2013 and is expected to be completed in the first half of 2014.  We estimate the total amount of the restructuring charges for the 2013 Plan will be approximately $13 million (of which approximately $12 million has been incurred to date), substantially all of which will be settled in cash.  The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs.

The changes in our 2013 Plan restructuring liabilities, which are recorded in other accrued expenses, during the three months ended September 30, 2013 are as follows:

2013 Plan
(In thousands)
Restructuring liability, as of July 1, 2013	$—
Restructuring charges	11,786
Non-cash items	(137)
Cash paid	(1,865)
Foreign exchange rate changes	187
Restructuring liability, as of September 30, 2013	$9,971

Restructuring charges by segment are as follows:

	Three Months Ended September 30, 2013	Total Anticipated Charges
	(In thousands)
North America	$660	$700
International	10,484	11,645
Other	54	55
Corporate	588	600
Total	$11,786	$13,000

On November 5, 2012, we approved a company restructuring plan (“the 2012 Plan”).  The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies.  As of September 30, 2013, all restructuring actions associated with this plan have been completed. Total restructuring charges associated with the 2012 Plan are $11 million, of which approximately $1 million are non-cash charges related to stock compensation and lease-related expenses.  The total restructuring expenses for the 2012 Plan include approximately $7 million related to personnel severance and related benefits primarily in our International segment, and approximately $4 million related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.

The changes in our restructuring liabilities, which are recorded in other accrued expenses, during the nine months ended September 30, 2013 are as follows:

	Employee Severance and Termination	Office Closures	Total
	(In thousands)

Restructuring liability, as of January 1, 2013	$3,556	$1,532	$5,088
Restructuring charges	411	2,756	3,167
Non-cash items	—	510	510
Cash paid	(3,746)	(1,443)	(5,189)
Foreign exchange rate changes	(75)	13	(62)
Restructuring liability, as of September 30, 2013	$146	$3,368	$3,514

Restructuring charges by segment are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Plan to Date (1)
	(In thousands)

North America	$262	$158	$1,622
International	161	1,091	6,865
Corporate (2)	1,791	1,918	2,661
Total	$2,214	$3,167	$11,148

(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate.  If we are unable to find tenants for vacated offices or sub-lease terms are different from our estimates, our actual restructuring charges will differ from our current estimates.

(2) 2012 corporate restructuring charges consist of share-based compensation expenses associated with severance for employees in our International division.  Share-based compensation is not charged to operating divisions, but rather is recorded as part of our corporate expenses.  2013 corporate restructuring charges include costs for administrative facility consolidation.

(8) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
International	$110,879	$102,227	$337,489	$321,740
North America	104,865	109,346	318,793	325,319
Other	833	802	2,575	2,309
Inter-segment	(1,520)	(1,159)	(3,864)	(3,308)
Total revenues	$215,057	$211,216	$654,993	$646,060

Operating income (loss) from continuing operations:
International	$4,577	$3,890	$15,528	$16,798
North America	8,506	7,825	25,104	22,443
Other	44	196	162	326
Corporate expenses	(12,596)	(7,517)	(29,489)	(22,482)
Unallocated results of discontinued operations	—	60	—	(562)
Earnings before interest, taxes, amortization, and restructuring	531	4,454	11,305	16,523
Amortization of intangible assets	—	(157)	—	(482)
Restructuring charges	(14,000)	—	(14,953)	—
Total operating income (loss) from continuing operations	$(13,469)	$4,297	$(3,648)	$16,041

(9) Contingencies

We are subject to various claims and litigation that are in the ordinary course of business.  The litigation process is inherently uncertain.  Therefore, the outcome of such matters is not predictable.

We are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft.  Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany.  The court-appointed independent experts have evaluated the consideration and claims of the minority shareholders.  In June 2013, the district court rendered its decision to increase the consideration by an aggregate of €525 thousand.  The minority shareholders have appealed that decision.  If the appellate court upholds an award of additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration as well as the costs associated with these proceedings.  We are unable to predict the outcome of this matter.

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims.  The suit includes many of the same parties involved in related litigation in the state court in New Orleans that was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations.  The matter is ongoing in the Fifth Circuit Court of Appeals.  We are unable to predict the outcome of this litigation.

On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, former Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia, and former CFO Peter H. Cheesbrough (the

“Class Action”). The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010, and August 3, 2011, by alleged stockholder and plaintiff, Burt Weston. The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder. Specifically, the complaint alleges that the defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011. The complaint also generally alleges that the defendants violated Section 20(a) of the Exchange Act. Specifically, the complaint alleges that the defendants acted as controlling persons of Ciber within the meaning of Section 20(a) of the Exchange Act by reason of their positions with the Company. The Class Action seeks, among other things: (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper. The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012. Lead plaintiffs filed an amended complaint in early April 2012. The defendants have filed a motion to dismiss, which is currently pending. The Company believes that the Class Action is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira. Ciber is named as a nominal defendant. The Derivative Action is largely based on the same alleged facts as the Class Action. The complaint in the Derivative Action generally alleges that the individual defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company. The Derivative Complaint also alleges that the individual defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company. The complaint seeks, among other things: (1) damages for losses sustained by the Company as a result of the individual defendants’ breaches; (2) directives to “reform and improve” the company’s governance; (3) restitution to the Company from the individual defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper. On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  The defendants filed a motion to dismiss, which was granted in March 2013.  Pursuant to the dismissal order, the plaintiffs were allowed to amend the complaint, the defendants then filed a new motion to dismiss, and the matter is ongoing. The Company believes this litigation is without merit and intends to defend against it vigorously. We are unable to predict the outcome of this litigation.

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

Business Overview

Ciber is a leading global information technology (“IT”) company with nearly 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With operations in 15 countries across four continents and over 60 supplier partners, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. The three pillars of our business include Application Development and Maintenance (“ADM”), Ciber Managed Services (“CMS”), and Independent Software Vendor relationships (“ISVs”). At Ciber, we take a client-focused, personalized service approach that includes the building of long-term relationships, creation of custom-tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients’ needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

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

Our reportable operating segments as of September 30, 2013, consisted of International and North America. Our International segment transacts business in the local currencies of the countries in which they operate.  In recent years, approximately 60% to 70% of our International segment’s revenue has been denominated in Euros, 10% to 15% has been denominated in Great Britain Pounds (“GBP”) and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

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

Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients’ current needs and challenges. In recent quarters and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives. These initiatives have included going to third-party vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation. In some cases, these initiatives have benefited Ciber, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients. The pricing environment continues to be extremely competitive. A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing. We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors. Another issue that has had and continues to have an impact on our revenues and profitability involves a much longer sales cycle than we have seen historically, which has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work. The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future. Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work. We are also affected by the fact that certain markets we do business in currently have shortages of desired skill sets forcing us to use higher cost subcontractors. We have standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance. However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth. Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full. The impact of project cancellations cannot be accurately predicted and bad debt expense may differ significantly from our estimates, and any such events may negatively impact our results of operations.

Discontinued Operations

2013 — During the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as a discontinued operation. Earlier this year, a significant number of our Russian employees chose to leave Ciber and work for a competitor. After evaluating the cost and time required to hire replacement employees, and the risks of continuing our operations in Russia, we determined to exit this market. Accordingly, the operations and cash flows were removed from our consolidated operating results.

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

The following table summarizes the operating results of the discontinued operations during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total revenues	$—	$21,348	$5,424	$82,165
Operating expenses	952	23,345	10,731	84,467
Operating loss from discontinued operations	(952)	(1,997)	(5,307)	(2,302)
Interest and other expense	—	—	—	90
Loss from discontinued operations before income taxes	(952)	(1,997)	(5,307)	(2,392)
Income tax expense	—	202	230	907
Loss from discontinued operations, net of taxes	(952)	(2,199)	(5,537)	(3,299)

Loss on sale	—	(8,361)	48	(7,441)
Income tax benefit	—	(1,050)	—	(850)
Loss on sale, net of income taxes	—	(7,311)	48	(6,591)
Total loss from discontinued operations, net of income taxes	$(952)	$(9,510)	$(5,489)	$(9,890)

Restructuring

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations (“the 2013 Plan”). The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. We expect the restructuring to impact approximately 220 employees. The 2013 Plan began in the third quarter of 2013 and is expected to be completed in the first half of 2014. We estimate the total amount of the restructuring charges for the 2013 Plan will be approximately $13 million (of which approximately $12 million has been incurred to date), substantially all of which will be settled in cash. The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs. We expect the 2013 Plan will result in annualized pre-tax net savings of approximately $12 million starting in the second half of 2014 and each year thereafter.

On November 5, 2012, we approved a company restructuring plan (“the 2012 Plan”). The restructuring activities commenced in the fourth quarter of 2012 and relate primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies. As of September 30, 2013, all restructuring actions associated with this plan have been completed. Total restructuring charges associated with the 2012 Plan are $11 million, of which approximately $1 million are non-cash charges related to stock compensation and lease-related expenses. The total restructuring expenses for the 2012 Plan include approximately $7 million related to personnel severance and related benefits primarily in our International segment, and approximately $4 million related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change. Pre-tax savings of approximately $7 million in 2013 and $11 million in 2014 and each year thereafter are expected from the 2012 Plan. However, these savings are partially offset by adverse business performance in our International segment in 2013.

Results of Operations — Comparison of the Three Months Ended September 30, 2013 and 2012

The following table and related discussion provide information about our consolidated financial results for the periods presented. At the end of 2011, our Federal division was classified as a discontinued operation and in the third quarter of 2012, a portion of our information technology outsourcing practice was classified as a discontinued operation. In the second quarter of 2013 the operations of our Russian business met the criteria to be classified as a discontinued operation. As such, all of these businesses have been excluded from our results from our continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2013		2012
	(Dollars in thousands)
Consulting services	$202,780	94.3%	$200,211	94.8%
Other revenue	12,277	5.7	11,005	5.2
Total revenues	$215,057	100.0%	$211,216	100.0%

Gross profit - consulting services	$49,183	24.3%	$48,540	24.2%
Gross profit - other revenue	4,879	39.7	4,880	44.3
Gross profit - total	54,062	25.1	53,420	25.3

SG&A costs	53,531	24.9	48,966	23.2
Amortization of intangible assets	—	—	157	0.1
Restructuring charges	14,000	6.5	—	—
Operating income (loss) from continuing operations	(13,469)	(6.3)	4,297	2.0

Interest income	208	0.1	109	0.1
Interest expense	(450)	(0.2)	(1,096)	(0.5)
Other expense, net	(264)	(0.1)	(614)	(0.3)

Income (loss) from continuing operations before income taxes	(13,975)	(6.5)	2,696	1.3
Income tax expense (benefit)	(462)	(0.2)	2,501	1.2

Net income (loss) from continuing operations	$(13,513)	(6.3)%	$195	0.1%

Revenue by segment from continuing operations was as follows:

	Three Months Ended September 30,
	2013	2012	% change
	(In thousands)
International	$110,879	$102,227	8.5%
North America	104,865	109,346	(4.1)
Other	833	802	n/m
Inter-segment	(1,520)	(1,159)	n/m
Total revenues	$215,057	$211,216	1.8%

n/m = not meaningful

Revenues.  For the three months ended September 30, 2013, total revenues increased $3.8 million, or 1.8% in U.S. dollars.         On a local currency basis, revenues increased $0.6 million, or 0.3%, as compared with the three months ended September 30, 2012, due to an improvement in our International segment which was somewhat offset by a decline in our North America segment.

•                  International revenues increased $8.7 million, or 8.5% overall, and 5.3% in local currency. The continued softness of the European economy caused revenue results to vary considerably by territory. Growth was led by our operations in the United Kingdom, Germany, and Norway, as well as a couple of our smaller territories. Revenue improvements in these countries were due to both the addition of new clients and additional work at existing clients. A large portion of this growth came from continued strong performance in our CMS business, and we continue to see growth in our SAP ISV. While the revenues of our European operations grew overall, certain countries continue to be impacted by clients focusing on cost-containment measures such as vendor consolidation and pricing pressure on service providers.

•                  North America revenues decreased $4.5 million, or 4.1% compared to the third quarter of 2012 as reductions in work levels at existing clients in our ADM practice offset significant growth in other existing and new clients in our other practices. A portion of this decline was due to cost-containment at larger clients. While revenues were down in our ADM practice, we did see growth in our Business Consulting practice as well as multiple ISV channels, all of which benefited from several new clients in 2013. Growth in our CMS offerings continues as a result of our ISV successes.

Gross Profit.  Gross profit margin declined to 25.1% for the three months ended September 30, 2013, compared to 25.3% for the same period in 2012. Gross profit margin for our International segment declined mainly due to an increased use of subcontractors and soft utilization. North America gross margin increased compared to the third quarter of 2012 as improved utilization was only partially offset by margin compression in certain accounts.

Selling, general and administrative costs.  Our SG&A costs increased $4.6 million, or 9%, to $53.5 million for the three months ended September 30, 2013, from $49.0 million for the three months ended September 30, 2012.    International SG&A costs increased compared to the third quarter of 2012 due to the effects of changes in foreign currency exchange rates. North America SG&A costs were down due to lower office rental expense, which was a result of the closure of offices under our 2012 restructuring plan. See Note 7 to our consolidated financial statements for more information on our 2012 and 2013 restructuring plans. Our corporate SG&A costs increased as a result of higher stock compensation expense as well as increased management compensation costs compared with the third quarter of 2012. A significant portion of both of these corporate cost increases are a result of our CFO transition in September 2013.

Operating income (loss).  We had an operating loss of $13.5 million for the three months ended September 30, 2013, as compared to operating income of $4.3 million for the same period of 2012. This change was primarily a result of a significant restructuring charge in the current quarter and the increased SG&A costs discussed above. For more information on our restructuring changes, see Note 7 of our consolidated financial statement.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended September 30,		%	2013 % of	2012 % of
	2013	2012	change	revenue*	revenue*
	(In thousands)
International	$4,577	$3,890	17.7%	4.1%	3.8%
North America	8,506	7,825	8.7	8.1	7.2
Other	44	196	n/m	5.3	24.4
Corporate expenses	(12,596)	(7,517)	(67.6)	(5.9)	(3.6)
Unallocated results of discontinued operations	—	60	n/m	—	—
Earnings before interest, taxes, amortization and restructuring charges	531	4,454	(88.1)	0.2	2.1
Amortization of intangible assets	—	(157)	n/m	—	(0.1)
Restructuring charges	(14,000)	—	n/m	(6.5)	—
Total operating income (loss) from continuing operations	$(13,469)	$4,297	(413.5)%	(6.3)%	2.0%

n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•                  International operating income increased to $4.6 million for the third quarter of 2013 compared to $3.9 million for the three months ended September 30, 2012. This increase is primarily due to revenue growth at existing and new clients, which was partially offset by an increased use of subcontractors, higher consultant costs and lower utilization.

•                  North America operating income increased $0.7 million, or 8.7% compared to the third quarter of 2012. The increase was a result of reductions in SG&A expenses, specifically restructuring-related reductions in office rental expenses.

•                  Corporate expenses increased $5.1 million during the current three month period primarily due to higher stock compensation costs and increased management compensation expense. $2.6 million of this increase is related to our CFO transition in September 2013.

Interest expense.  Interest expense decreased $0.6 million for the three months ended September 30, 2013, compared to the same period of 2012 primarily due to a lower interest rate on our credit facility entered into in May 2012 and a significant reduction in our average borrowings outstanding.

Other expense, net.  Other expense, net was $0.3 million for the three months ended September 30, 2013, compared to $0.6 million for the three months ended September 30, 2012. This decrease was due entirely to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense (benefit) were as follows:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(5,667)	$(358)
Foreign	(8,308)	3,054
Total	$(13,975)	$2,696

Income tax expense (benefit):
U.S.	$550	$1,509
Foreign	(1,012)	992
Total	$(462)	$2,501

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to tax-basis goodwill amortization.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%. The reduction of foreign pre-tax income from continuing operations in 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices. The foreign tax benefit for the third quarter of 2013 is primarily a result of the mix of income and losses across jurisdictions including losses in countries for which no tax benefit can be recorded due to full valuation allowances.

Results of Operations — Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table and related discussion provide information about our consolidated financial results for the periods presented. At the end of 2011, our Federal division was classified as a discontinued operation and in the third quarter of 2012, a portion of our information technology outsourcing practice was classified as a discontinued operation. In the second quarter of 2013 the operations of our Russian business met the criteria to be classified as a discontinued operation. As such, all of these businesses have been excluded from our results from our continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2013		2012
	(Dollars in thousands)
Consulting services	$620,606	94.8%	$613,058	94.9%
Other revenue	34,387	5.2	33,002	5.1
Total revenues	$654,993	100.0%	$646,060	100.0%

Gross profit - consulting services	$150,995	24.3%	$153,075	25.0%
Gross profit - other revenue	14,331	41.7	13,185	40.0
Gross profit - total	165,326	25.2	166,260	25.7

SG&A costs	154,021	23.5	149,737	23.2
Amortization of intangible assets	—	—	482	0.1
Restructuring charges	14,953	2.3	—	—
Operating income (loss) from continuing operations	(3,648)	(0.6)	16,041	2.5

Interest income	700	0.1	495	0.1
Interest expense	(1,970)	(0.3)	(5,163)	(0.8)
Other expense, net	(89)	—	(549)	(0.1)

Income (loss) from continuing operations before income taxes	(5,007)	(0.8)	10,824	1.7
Income tax expense	4,122	0.6	8,921	1.4

Net income (loss) from continuing operations	$(9,129)	(1.4)%	$1,903	0.3%

Revenue by segment from continuing operations was as follows:

	Nine Months Ended September 30,
	2013	2012	% change
	(In thousands)
International	$337,489	$321,740	4.9%
North America	318,793	325,319	(2.0)
Other	2,575	2,309	n/m
Inter-segment	(3,864)	(3,308)	n/m
Total revenues	$654,993	$646,060	1.4%

n/m = not meaningful

Revenues.  For the nine months ended September 30, 2013, total revenues increased $8.9 million, or 1.4% in U.S. dollars.  On a local currency basis, revenues increased $3.7 million, or 0.6%, as compared with the nine months ended September 30, 2012, due to an improvement in our International segment which was somewhat offset by declines in our North America segment.

•                  International revenues increased $15.7 million, or 4.9%, and increased by 3.3% in local currency during the nine months ended September 30, 2013.  The softer European economy caused revenue results to vary considerably by territory.  Growth was led by the United Kingdom, Germany and Norway, as well as a couple of our smaller territories. The increase in revenue in these countries was due to significant new clients in 2013, as well as some additional work at existing clients, specifically within our CMS practice.  This growth was slightly offset by declines in revenue in the Netherlands, due to reduced spending on IT services in this country as well the loss of clients due to vendor consolidation.  In addition to vendor consolidation, some of our European countries are still experiencing cost-containment measures by clients such as offshoring and increased pricing pressure on service providers.

•                  North America revenues decreased $6.5 million, or 2.0% compared to the first nine months of 2012 as reductions in work levels at existing clients, especially in our ADM practice, more than offset growth in existing clients, as well as new clients.  While our ADM practice declined in the first nine months of 2013, we did see some growth in our Business Consulting practice and certain ISV channels, both of which benefited from several new clients, as well as growth at existing clients in 2013.  Growth in our CMS offerings continues as a result of our ISV successes.

Gross Profit.  Gross profit margin declined to 25.2% for the nine months ended September 30, 2013, compared to 25.7% for the same period in 2012.  Gross profit margin for our International business declined as a result of increased use of subcontractors and soft utilization.  North America gross margin was basically flat during the first nine months of 2012 as improved utilization was offset by margin compression in certain accounts.

Selling, general and administrative costs.  Our SG&A costs increased $4.3 million, or 2.9% to $154.0 million for the nine months ended September 30, 2013, from $149.7 million for the nine months ended September 30, 2012.   International SG&A costs increased compared to the first nine months of 2012 due to the effects of changes in foreign currency exchange rates, increased labor costs, and an increase in bad debt, which was associated with the current European economic climate. North America SG&A costs were down due to reduced compensation costs and lower office rental expense, which was a result of the closure of offices under our 2012 restructuring plan.  See Note 7 to our consolidated financial statements for more information on our 2012 and 2013 restructuring plans.  Our corporate SG&A costs increased as a result of higher stock compensation expense as well as increased management compensation costs compared with the first nine months of 2012.  A large portion of both of these corporate cost increases are a result of our CFO transition in September 2013.

Operating income (loss).  Our operating loss was $3.6 million for the nine months ended September 30, 2013, as compared to operating income of $16.0 million for the same period of 2012.  This change was primarily a result of a significant restructuring charge in the current quarter and the increased SG&A costs discussed above.  For more information on our restructuring changes, see Note 7 of our consolidated financial statement.

Operating income (loss) from continuing operations by segment was as follows:

				2013	2012
	Nine Months Ended September 30,		%	% of	% of
	2013	2012	change	revenue*	revenue*
	(In thousands)
International	$15,528	$16,798	(7.6)%	4.6%	5.2%
North America	25,104	22,443	11.9	7.9	6.9
Other	162	326	n/m	6.3	14.1
Corporate expenses	(29,489)	(22,482)	(31.2)	(4.5)	(3.5)
Unallocated results of discontinued operations	—	(562)	n/m	—	(0.1)
Earnings before interest, taxes, amortization and restructuring charges	11,305	16,523	(31.6)	1.7	2.6
Amortization of intangible assets	—	(482)	n/m	—	(0.1)
Restructuring charges	(14,953)	—	n/m	(2.3)	—
Total operating income (loss) from continuing operations	$(3,648)	$16,041	(122.7)%	(0.6)%	2.5%

n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue.  Column may not total due to rounding.

•                  International operating income declined to $15.5 million for the nine months ended September 30, 2013 compared to $16.8 million for the comparable period in 2012.  This decrease is primarily due to an increase in SG&A costs as a result of initial restructuring costs, increased labor costs and bad debt expense.

•                  North America operating income increased $2.7 million, or 11.9%, compared to the first nine months of 2012.  The increase was due to a reduction in SG&A expenses, specifically reduced compensation costs and restructuring-related reductions in office rental expenses.  However, these improvements were somewhat offset by lower revenues at existing ADM clients and margin compression.

•                  Corporate expenses increased $7.0 million during the current nine month period primarily due to higher stock compensation costs and increased management compensation expense.  $2.6 million of this increase is related to our CFO transition in September 2013.

Interest expense.  Interest expense decreased $3.2 million for the nine months ended September 30, 2013, compared to the same period of 2012 primarily due to a significant reduction in our average borrowings outstanding, a lower interest rate on our credit facility entered into in May 2012, and the write-off of $1.1 million of capitalized debt fees that were written off in the second quarter of 2012.

Other expense, net.  Other expense, net was $89 thousand for the nine months ended September 30, 2013, compared to $549 thousand for the nine months ended September 30, 2012.  This change was due entirely to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(3,672)	$(7,714)
Foreign	(1,335)	18,538
Total	$(5,007)	$10,824

Income tax expense:
U.S.	$2,930	$4,296
Foreign	1,192	4,625
Total	$4,122	$8,921

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards.  As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance.  Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $5 million of related U.S. deferred tax expense in 2013.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%. The reduction of foreign pre-tax income from continuing operations from 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices.  The foreign tax expense through the third quarter of 2013 is primarily a result of the mix of income and losses across jurisdictions including losses in countries for which no tax benefit can be recorded due to full valuation allowances.

Liquidity and Capital Resources

At September 30, 2013, we had a decrease in working capital to $97.1 million from $105.5 million at December 31, 2012.  Our current ratio was 1.6:1 at both September 30, 2013 and December 31, 2012.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit agreement.  In addition, we could seek to raise additional funds through public or private debt or equity financings.  We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $32.9 million at September 30, 2013, compared to $58.8 million at December 31, 2012.  Our domestic cash balances are generally used to reduce our outstanding borrowings.  Typically, most of our cash balance is maintained by our foreign subsidiaries.  We have not provided for additional U.S. income taxes on the undistributed earnings of most of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

As previously mentioned, we approved a company restructuring plan on November 5, 2012.  Related to the execution of the 2012 Plan, we had cash outlays of approximately $5 million during the nine months ended September 30, 2013. As of September 30, 2013, all restructuring actions associated with the 2012 Plan have been completed.  Total cash outlays associated with the plan will be approximately $11 million, $7 million of which has been paid to date.

On July 30, 2013 we approved a second restructuring plan.  We had cash outlays of approximately $2 million during the three months ended September 30, 2013 related to the 2013 Plan and we estimate total cash outlays of $13 million, which will occur over the next three quarters.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash used in continuing operations:
Operating activities	$(4,391)	$(32,757)
Investing activities	(4,079)	(2,574)
Financing activities	(11,409)	(27,455)
Net cash used in continuing operations	(19,879)	(62,786)

Net cash provided by (used in) discontinued operations:
Operating activities	(2,865)	(2,361)
Investing activities	(313)	30,076
Net cash provided by (used in) discontinued operations:	(3,178)	27,715
Effect of foreign exchange rate changes on cash and cash equivalents	(2,902)	2,532
Net decrease in cash and cash equivalents	$(25,959)	$(32,539)

Operating activities.  Cash used in operating activities from continuing operations was $4.4 million during the nine months ended September 30, 2013, compared with $32.8 million for the nine months ended September 30, 2012.  Changes in normal short-term working capital items, partially offset by a decline in our results from continuing operations, contributed to the overall decrease in cash used in continuing operations during the current nine month period as compared to the same period of the prior year.  Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors.  For the first nine months of 2013, we also paid $7.1 million for restructuring-related costs, including severance expenses in our International, North America and corporate segments, and real estate related costs in North America.  During the nine months ended September 30, 2013 and 2012, our domestic operations provided (used) $12.2 million and ($18.4 million), respectively, of cash from continuing operations while our International operations used $16.6 million and $14.4 million, respectively during the same time periods.  Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $194.7 million at September 30, 2013, from $200.3 million at December 31, 2012.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 63 days at September 30, 2013, from 61 days at December 31, 2012, an increase of 2 days, compared with DSO of 66 days at September 30, 2012, and 53 days at December 31, 2011, an increase of 13 days.  The smaller increase in DSO in 2013 represents improved collections in the first nine months of 2013 compared to 2012.  During the nine months ended September 30, 2013, we experienced an increase in DSO in our international division due to seasonality while DSO in our North America division decreased slightly due to a reduction in unbilled accounts receivable.  In our International segment, we typically experience a seasonality to collections with slower receivable collections in the first half of the year with improvement in the second half of the year.  During the nine months ended September 30, 2012, DSO in our International division increased due to seasonality while DSO also increased in our North America division as a result of unusually high collections in the fourth quarter of 2011.

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

Investing activities.  Spending on property and equipment increased to $4.1 million during the nine months ended September 30, 2013, from $2.6 million in the same period of 2012.  Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers.  Such investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our credit facility.  This primarily fluctuates based on net cash provided by, or used in, our domestic operations during the period as our U.S. cash receipts and disbursements are linked to the revolving credit facility.  During the nine months ended September 30, 2013, we had net payments on our long-term debt of $8.6 million, compared with $25.1 million for the nine months ended September 30, 2012, primarily from the repatriation of $30 million of foreign cash to the U.S. in January 2012 and the sale of our Federal Division in March 2012.  Additionally, during the nine months ended September 30, 2012, we incurred a cash outflow of $3.5 million for facility fees associated with our borrowings, while we paid no debt fees in 2013.  Associated with our 2010 acquisition of Segmenta A/S, during the second quarter of 2013 we paid $7.1 million of contingent consideration, of which $3.4 million is classified as a financing cash flow and $3.7 million is classified in operating activities.  During the nine months ended September 30, 2013, we had a net cash inflow of $0.7 million for proceeds from employee stock plans, which was down from $1.2 million for the same period of 2012.

Credit Agreement.  On May 7, 2012, we entered into a Credit Agreement  (the “Credit Agreement”) with Wells Fargo Bank, N.A.  The Credit Agreement initially provided for (1) an asset-based revolving line of credit of up to $60 million (the “ABL Facility”), with the amount available for borrowing at any time under such line of credit determined according to a borrowing base valuation of eligible account receivables (the borrowing base was $50.5 million at September 30, 2013), and (2) a $7.5 million term loan (the “Term Loan”).  On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full and therefore, as of September 30, 2013, only the ABL Facility was outstanding.  This pay down allows us to benefit from the lower borrowing rate of the ABL Facility.  Because the Term Loan was paid off, we are no longer required to comply with any specific financial covenants.  The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017.  As of September 30, 2013, we had $17.6 million outstanding under the ABL Facility.  Our obligations under the Credit Agreement are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets.

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

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time.  Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days.  In addition, under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch, and German borrowings and will automatically apply such amounts to the ABL Facility on a daily basis.  At September 30, 2013,  we had $3.2 million of foreign borrowings that were subject to the bank’s dominion and are classified as a current liability on our balance sheet.

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

We currently have a remaining goodwill balance of $278.8 million at September 30, 2013.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis.  In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units.  We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2013, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2012, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004.  In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft.  Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany.  The court-appointed independent experts have evaluated the consideration and claims of the minority shareholders.  In June 2013, the district court rendered its decision to increase the consideration by an aggregate of €525 thousand.  The minority shareholders have appealed that decision.  If the appellate court upholds an award of additional consideration, such consideration will increase the goodwill associated with the acquisition and we will be liable for that additional consideration as well as the costs associated with these proceedings.  We are unable to predict the outcome of this matter.

CamSoft, Inc., a Louisiana corporation, claims that it had a role in an alleged joint venture that developed a wireless network for video camera surveillance systems to be deployed to municipal governments.  The lawsuit, CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber.  The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims.  The suit includes many of the same parties involved in related litigation in the state court in New Orleans that was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who are now co-defendants in the current lawsuit and CamSoft’s former alleged joint venturers.  Ciber is vigorously defending the allegations.  The matter is ongoing in the Fifth Circuit Court of Appeals.  We are unable to predict the outcome of this litigation.

On October 28, 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber, its current Chief Executive Officer David C. Peterschmidt, former Executive Vice President and Chief Financial Officer (“CFO”) Claude J. Pumilia, and former CFO Peter H. Cheesbrough (the “Class Action”).  The Class Action purports to have been filed on behalf of all holders of Ciber common stock between December 15, 2010, and August 3, 2011, by alleged stockholder and plaintiff, Burt Weston.  The Class Action generally alleges that defendants Ciber, Mr. Peterschmidt, Mr. Pumilia and Mr. Cheesbrough violated Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder.  Specifically, the complaint alleges that the defendants disseminated or approved alleged false statements concerning the Company’s outlook and forecast for fiscal year 2011 in: (1) the Company’s 8-K filed with the SEC and press conference held with investors on December 15, 2010; (2) the Company’s press release and earnings conference call on February 22, 2011; (3) the Company’s 10-K for fiscal year 2010 filed with the SEC on February 25, 2011; and (4) the Company’s press release, earnings conference call, and Form 10-Q for first quarter 2011 filed with the SEC on May 3, 2011.  The complaint also generally alleges that the defendants violated Section 20(a) of the Exchange Act.  Specifically, the complaint alleges that the defendants acted as controlling persons of Ciber within the meaning of Section 20(a)

of the Exchange Act by reason of their positions with the Company.  The Class Action seeks, among other things:  (1) an order from the Court declaring the complaint to be a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying plaintiff as a representative of the purported class; (2) awarding plaintiff and the members of the class damages, including interest; (3) awarding plaintiff reasonable costs and attorneys’ fees; and (4) awarding such other relief as the Court may deem just and proper.  The Court appointed Mr. Weston and City of Roseville Employees’ Retirement System as lead plaintiffs and the law firms of Robbins, Geller Rudman & Dowd LLP and Robbins Umeda LLP as lead plaintiffs’ counsel on January 31, 2012.  Lead plaintiffs filed an amended complaint in early April 2012.  The defendants have filed a motion to dismiss, which is currently pending.  The Company believes that the Class Action is without merit and intends to defend against it vigorously.  We are unable to predict the outcome of this litigation.

On February 7, 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado (the “Derivative Action”) against Messrs. Peterschmidt, Pumilia, and Cheesbrough, and Ciber’s then-current board of directors: Messrs. Bobby G. Stevenson, Jean-Francois Heitz, Paul A. Jacobs, Stephen S. Kurtz, Kurt J. Lauk, Archibald J. McGill, and James C. Spira.  Ciber is named as a nominal defendant.  The Derivative Action is largely based on the same alleged facts as the Class Action.  The complaint in the Derivative Action generally alleges that the individual defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  The Derivative Complaint also alleges that the individual defendants were unjustly enriched as a result of the compensation they received while breaching their fiduciary duties to the Company.  The complaint seeks, among other things:  (1) damages for losses sustained by the Company as a result of the individual defendants’ breaches; (2) directives to “reform and improve” the company’s governance; (3) restitution to the Company from the individual defendants; (4) an award to plaintiff of reasonable costs and attorneys’ fees; and (5) such other relief as the Court may deem just and proper.  On April 30, 2012, the Court granted Ciber’s Motion to Stay Discovery and Vacate the Scheduling Conference and Related Deadlines.  The defendants filed a motion to dismiss, which was granted in March 2013.  Pursuant to the dismissal order, the plaintiffs were allowed to amend the complaint, the defendants then filed a new motion to dismiss, and the matter is ongoing.  The Company believes this litigation is without merit and intends to defend against it vigorously.  We are unable to predict the outcome of this litigation.

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

		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
10.1*	Employment and Confidentiality Agreement between Ciber Inc., and Richard A. Genovese dated as of August 21, 2011	8-K	001-13103	4/5/2013
10.2*	Offer Letter from Ciber, Inc. to Anthony Fogel dated February 14, 2012	8-K	001-13103	4/5/2013
10.3*	Employment and Confidentiality Agreement between Ciber, Inc., and Anthony S. Fogel dated as of February 14, 2012	8-K	001-13103	4/5/2013
10.4*	Settlement Agreement between Ciber International B.V. and T.J.C. van den Berg dated as of December 7, 2012	8-K	001-13103	4/5/2013
10.5*	Employment and Confidentiality Agreement between CIBER, Inc. and R. Bruce Douglas dated as of October 4, 2011	8-K	001-13103	4/8/2013
10.6	Amendment No. 2 to Wells Fargo Credit Agreement, dated March 26, 2013	10-Q	001-13103	4/30/2013
10.7*	Ciber, Inc. 2004 Incentive Plan, as amended May 8, 2013	10-Q	001-13103	7/31/2013
10.8*	Mutual Release of Claims between Ciber Inc. and Claude J. Pumilia dated September 16, 2013		Filed herewith
10.9*	Employment and Confidentially Agreement between Ciber Inc. and Michael E. Lehman dated September 24, 2013		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith

*    Indicates a management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date: October 29, 2013	By	/s/ David C. Peterschmidt
David C. Peterschmidt
President and Chief Executive Officer

	By	/s/ Michael E. Lehman
Michael E. Lehman
Executive Vice President and Chief Financial Officer