Form 10-K
period 2013-12-31
CIBER INC
filed 2014-02-19
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-13103

Ciber, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-2046833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6363 South Fiddler's Green Circle, Suite 1400, Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 220-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 28, 2013, was $227,916,747 based on the closing price of the registrant's Common Stock of $3.34 per share reported on the New York Stock Exchange on such date.
As of February 14, 2014, there were 76,586,950 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Shareholders to be held on May 7, 2014, are incorporated by reference into Part III of this Report.

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

Forward-looking statements appear in a number of places in this Form 10-K, and include statements about such matters as:

•
business strategies and other plans and objectives for future operations, including plans for customer growth and retention, market, service and product development and expansion and restructuring of operations;

•	our outlook on our future financial condition or results of operations;

•	our belief that we have sufficient liquidity available to finance our working capital needs through at least the end of 2014;

•	the amount and nature of future capital expenditures and the availability of liquidity and capital resources to fund capital expenditures;

•	anticipated changes in the market for information technology (“IT”) services and spending on IT services by our customers; and

•	anticipated changes in the methods we use, and costs we experience, in marketing, selling and delivering our services.

Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks discussed or identified below in a section titled "Risk Factors." As we may update those Risk Factors from time to time, please consult our public filings at www.sec.gov or www.ciber.com. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We do not undertake any obligation to update or revise any forward-looking information or statements.

Item 1.  Business

In this Annual Report on Form 10-K, references to "we," "our," "us," "the Company," or "Ciber" refer to Ciber, Inc. and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Overview

Ciber is a leading global information technology (“IT”) company founded in 1974 with 40 years of proven IT experience and a wide range of technology expertise. With operations in 15 countries across four continents, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. At Ciber, we take a client-focused, personalized service approach that includes the building of long-term relationships, creation of custom-tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients' needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

The key initiatives of our strategic plan include: (i) focusing on high-value, tightly-defined core offerings with a well-developed portfolio of reusable solution sets; (ii) developing a world-class sales organization; and (iii) performing under heightened operational regimes.

Expertise and Capabilities:

•
Ciber Services: We go to market around three groups of services that we provide to our clients, which we refer to as the three core pillars of our business: (i) Application Development and Maintenance services, or ADM, (ii) Independent Software Vendor relationships, or ISVs, and (iii) our Ciber Managed Services, which we refer to as CMS.

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

•
Integrated Global Delivery:  With seven global delivery centers in the U.S., India, Germany, Poland, and the Netherlands, Ciber's robust globally integrated delivery network is equipped to provide solutions onsite, offsite, onshore, near-shore or in a blended combination that optimizes efficiency, investment and speed to value.

IT Industry Background

We participate in a large and growing marketplace. Analysts anticipate consistent 4% to 5% annual growth through 2017, when the IT services market is expected to reach $1.1 trillion, expanding $195 billion from the $922 billion market in 2013. CIOs are increasingly reconsidering data center build-out and instead planning faster-than-expected moves to cloud computing. This is turn creates an opportunity as clients turn more toward managed services providers and system integrators like Ciber that can help with cloud strategy and implementation services. (Gartner, IT Spending Worldwide, December 27, 2013)

We operate our business by geography.  During the second quarter of 2013, we closed down our Russian operations. In 2012 we sold our Federal division and the infrastructure portion of our information technology outsourcing practice. As a result, these businesses are now reported as discontinued operations within our financial statements and accordingly, our financial statements have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted.

Our reportable operating segments as of December 31, 2013, consisted of International and North America.

International

In 2013, our International segment represented approximately 52% of our total revenue. Revenues from International were $456.4 million, $434.2 million, and $460.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our Ciber International division is organized by country and primarily consists of countries in Western Europe and the Nordic region. The four largest territories are the Netherlands, Germany, the United Kingdom, and Norway. Our International division offers a range of services covering the full IT solution lifecycle to both commercial enterprises and public sector organizations.

North America

In 2013, our North America segment represented approximately 48% of our total revenue. Revenues from North America were $423.3 million, $432.8 million, and $429.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our North America division is organized into practices, which roll up into the three core pillars, each with dedicated sales and delivery capabilities. In addition, our North America segment has account managers dedicated to our largest customers. This structure allows us to maximize our expertise to cross-sell and to leverage delivery expertise.

Services

Our International and North America segments operate to harmonize our service offerings across both segments and provide consistent quality services to our global clients:

1. Application Development and Maintenance

Ciber's Application Development and Maintenance services provide analysis, design, development, testing, implementation, and maintenance of our client's business applications. We offer flexible, capable, objective, technical and business services, ranging from traditional mainframe or client/server application development and maintenance to legacy modernization, portal development, service-oriented architecture, mobility solutions, and ERP support.

With more than 700 project managers (PMs) and business analysts (BAs), Ciber provides superior talent, capabilities, dedication and consulting acumen. Ciber's expert project manager and business analyst professionals deliver first-class solutions and continue to be client focused and results driven. Utilizing a Project Management Office (PMO) centralizes management and control of projects to ensure that they successfully achieve an organization's strategic business objectives. In addition to the PMO, Ciber also offers Project Portfolio Management (PPM) services where our experts identify and analyze all projects in all portfolios, prioritize them for effectiveness, manage and control them in such a way as to achieve IT goals and objectives, and evaluate them for best practices, reusable procedures, and return on investment.

2. ISV/Channel Partner Platforms

We have long-term relationships with leading IT software providers and systems developers, and are a leading ISV or Channel Partner for industry leaders. We provide expert project management, application and technical consulting, database administration, and infrastructure support for both a project-based or managed-services approach, allowing clients to take maximum advantage of advances in rapid technology. Our consulting solutions range from project strategy and planning, software assessment and selection, to implementation and integration, hosting and change management. Our solutions provide customers with higher productivity, lower costs, and accelerated return on investment.

SAP: Ciber is a committed SAP partner and has been since 1989. We help our customers meet their business needs with their technology investments and deliver the results they demand. As an SAP Gold Channel Partner and a Special Expertise Partner to SAP in various industries and applications, Ciber consultants have the skills and experience to guide our customers with all aspects of their SAP implementation both domestically and internationally.

Ciber is focused on the entire SAP application lifecycle, which includes core modules such as CRM and ERP, as well as product lifecycle management, supplier relationship management, business intelligence/analytics, and governance, risk and compliance requirements. We are an early adopter of SAP's new technologies such as mobility, in-memory computing (HANA), and HR applications (Success Factors), and have templated solutions for utilities and transit agencies and concentration on energy, public sector, manufacturing and retail industries.

Oracle: Ciber is an Oracle Platinum Partner with expertise in helping clients implement, upgrade, and maintain Oracle's E-Business Suite, PeopleSoft, Hyperion and Fusion product lines. Since 1990, we have helped more than 1,000 clients in more than 2,000 separate engagements leverage their Oracle Applications to improve business processes, reduce costs, and provide better support for management decision-making.

Infor: Since 1995, Ciber has been a premiere Global Alliance Certified Infor Lawson Consulting partner and service provider for a variety of industries including healthcare, education, government, retail, food service, and many others. Our solutions include: full implementation and project management services, managed services, human capital management and talent management solutions, M3, and application development and integration services, among others. We have completed more successful implementations, upgrades, and integrations than any other Infor Lawson partner and continue to expand globally.

3. Integrated Managed Services

Managed services are at the core of Ciber's business. Today many companies selectively outsource some level of IT functionality because Managed Services is a proven way to reduce and control operating costs, improve company focus and gain access to world-class IT capabilities. We work with clients to optimize their IT environment so that they can focus on future business innovation.

Ciber has extensive knowledge in custom application development, maintenance and enhancement, application management, and infrastructure management. We have the knowledge and strategic expertise to help clients shift to the cloud, integrate cloud applications and manage multi-cloud environments.

Other Services

In addition to the services making up our three core service pillars, we also have extensive experience in other IT service markets, including:

CRM: A proven leader in CRM software, development and collaboration platforms, Ciber has worked with leading CRM, development and collaboration technologies for many years and can help businesses understand the issues around unifying customer data, integrating communication channels, and implementing CRM applications. The primary focus of Ciber's CRM expertise is centered around two platforms: Microsoft CRM and Salesforce.com.

Business Consulting: Our business consulting services include IT strategy, Cloud Services, Business Intelligence/Analytics, Mobility, and Supply Chain management.

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

Clients

Our global, yet local approach, as well as the utilization of our worldwide delivery centers, gives Ciber the ability to serve Fortune 500 companies, while successfully serving middle-market clients. Our clients consist of companies across most major industries, as well as governmental agencies in the U.S. and abroad.  These organizations typically have significant IT budgets and frequently depend on outside consultants to help achieve their business and IT objectives.  In 2013, our largest industries were manufacturing, the public sector, professional services, healthcare and life sciences, and communications, which is comparable to recent years.

Certain clients account for a significant portion of our revenue.  While no specific client accounts for over 10% of our consolidated revenues, our 5 largest clients accounted for approximately 18% of our consolidated revenues in 2013.

While we have a large number of long-standing clients, client retention and turnover is highly dependent upon the type of solution we are providing. Engagements related to package software solutions most typically involve a large enterprise software implementation over a period of six to 18 months.  Following the implementation and integration of the software, Ciber often manages the ongoing application for the client - a trend that is accelerating with cloud technology, as clients seek to concentrate on their core business and work with partners like Ciber to manage their ongoing IT systems. Typically, both our commercial and government clients may cancel their contracts or reduce their use of our services on short notice.  If any significant client terminates its relationship with us or substantially decreases its use of our services, it could have a material adverse effect on our financial condition and results of operations.

Competition

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies.  Our competition varies significantly from geography to geography, as well as by the type of service provided.  Our principal competitors include Accenture plc, Capgemini, Cognizant Technology Solutions Corp, Infosys Technologies Limited, Perficient, Inc., Sapient Corp, and The Hackett Group, Inc. We also compete with privately-held local and regional IT consulting firms, as well as the service divisions of various software developers.

Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities.  To improve our ability to compete we continue to move additional work to our lower-cost, offshore global delivery centers and, specifically, to expand our presence in India and Poland and continue to integrate these countries into our services delivery.

Our Competitive Strengths

We believe that our corporate strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

Long-term Client Relationships - We have been in business since 1974. We regularly achieve high client satisfaction and have great success renewing client relationships. In fact, a prominent client from our first year in business, Ford Motor Company, remains one of our top five clients today in terms of annual revenue.  This relationship exemplifies the kind of long-term commitment that we have toward our clients and speaks to the quality and breadth of the services that we provide.

Global Presence - With the expansion of our global practices worldwide, Ciber is harnessing the thought leadership and intellectual property of our consultants and making it accessible to our clients everywhere. Ciber combines the best of global reach with local presence. We have seven integrated global delivery centers around the world operating with standardized methodologies. When combined with local account management and long-standing client relationships, we are able to provide our clients with flexible, agile service delivery that speeds their time to value of technology investments.

Recognized Thought leader - Influencers including technology analyst firms, industry associations, user groups, and partners have recognized Ciber as a thought leader in the industry. We often demonstrate our thought leadership through Ciber-authored white papers, speaking engagements, analyst reports, and blogs. Awards from both influencers and clients alike recognize the thought leadership and resulting client satisfaction.

Solution Delivery Methodology - Ciber has developed comprehensive delivery methodologies that, when coupled with our project management methodology, enables us to deliver custom and packaged solutions effectively, in accordance with industry best practices. Ciber's Solution Delivery Methodology ("CSDM") is a set of repeatable, measurable processes that guide solution delivery and allow us to evaluate our performance and manage all facets of the delivery lifecycle. CSDM leverages IT industry knowledge and practices to ensure that our projects meet client requirements and quality expectations.
Ciber has adhered to a Quality Management approach to business for many years. Ciber has achieved ISO 9001, ISO 27001 and 20000 certifications and successfully completed a Software Engineering Institute's Capability Maturity Model Integration (CMMI) appraisal at some locations to take advantage of industry best practices. We have since evolved and customized our processes to become more applicable to our outsourcing, management, and solution services. Ciber's quality objective is to provide superior Information Technology Services at competitive prices through teamwork, consistency, and a long-term commitment to our clients.

Employees

As of December 31, 2013, we had approximately 6,500 employees, including billable employees and support staff.  We routinely supplement our employee consulting staff with the use of subcontractors, which totaled approximately 700 at December 31, 2013, most of which are from other services firms. Between Ciber employees and subcontractors, we had 5,700 billable consultants at December 31, 2013.  None of our employees are subject to a collective bargaining arrangement and we believe our relations with our employees are good.  We have employment agreements with our executive officers and certain other employees.

Seasonality

We experience a moderate amount of seasonality.  Typically, our billable hours, which directly affect our revenue and profitability, decrease in the second half of the year, especially during the third quarter for our International segment and the fourth quarter for our North America segment, due to the large number of holidays and vacation time taken by our billable consultants.  As a result, our operating income as a percentage of total revenue is generally the lowest in the third quarter of each calendar year for our International segment and the fourth quarter of each calendar year for our North America segment.

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

Item 1A.  Risk Factors

We operate in a dynamic and rapidly changing economic and technological environment that involves numerous risks and uncertainties, many of which are driven by factors that we cannot control or predict.  The following section describes some, but not all, of the factors that could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.

Our results of operations may be adversely affected if we are unable to execute on the key elements of our strategic plan or our strategic plan proves to be less successful than anticipated.

If we fail to properly analyze and classify the needs of our clients and refine our offerings, we may not be able to achieve our desired client retention and growth objectives and, as a consequence, our financial performance may be negatively impacted. If we are unable to instill the appropriate operational regimes and delivery methods to increase our overall efficiency and cost effectiveness, we may not be able to increase our profitability, improve our cash flow, and strengthen our balance sheet. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results, and profitability may be adversely affected. Even if we successfully implement our strategic plan, we cannot guarantee that our revenues, operating results, and profitability will improve to the levels we anticipate, or at all. With respect to our previously-announced restructuring initiatives (the most recent of which began in the third quarter of 2013) which we believe will eliminate certain costs, there can be no assurance that we will achieve the cost savings estimated or that we will not encounter the need to spend additional amounts to offset other factors that impact our business.

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

The protection of client, employee, and company data is critical to our reputation and the success of our business. Our clients have a high expectation that we will adequately protect their confidential information. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding with new and constantly changing requirements. Protection of client, employee, and Company data, along with compliance in the constantly changing regulatory environment may add expenses to our business operations. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in system disruptions, negative publicity, legal liability, monetary damages, and damage to our reputation.

We may experience declines in revenue and profitability if we do not accurately estimate the cost of engagements conducted on a fixed-price basis.

When making a proposal for or managing a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services, which are sometimes based on limited data and could be inaccurate. These estimates reflect our best judgment regarding the costs and efficiencies of our methodologies and consultants as we plan to apply them to the engagement. If we do not accurately estimate our costs and the timing for completion of a fixed-price project, the contract for such a project could prove unprofitable or yield a profit margin that is lower than expected. Some fixed-price engagements are subject to long-term contracts that range from of three to five years. Estimating future year costs on such long-term engagements is extremely difficult and subject to additional risks. Often our cost estimates and the pricing we offer for outsourcing projects anticipate long-term cost savings resulting from transformational and other initiatives that we expect to implement and benefit from over the term of the outsourcing contract. There is a risk that we will fail to accurately estimate the costs of performing our services or the amount of cost savings that we will experience on long-term contracts, and that we will underprice our contracts as a result, causing an adverse effect on our profits.

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

As a professional services firm, we depend largely on our relationships with our clients and our reputation for high quality professional services and integrity to attract and retain clients. Additionally, many of our engagements involve projects that are critical to the operations of our clients' businesses and many involve the protection of confidential client information. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, or if a data security breach occurs, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client. Clients that are not satisfied may also seek to terminate contracts with us prematurely, potentially resulting in additional costs and loss of expected revenues. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients. If we do not meet our contractual obligations to a client, we could be subject to legal liability. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions. In addition, we may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. As a result, we may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not fulfill our obligations, we could face legal liability. Although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities. In addition, if we were to fail to properly deliver on a project, we may not be able to collect any related accounts receivable or could even be required to refund amounts paid by the client.

Termination of a contract by a significant client and/or cancellation with short notice could adversely affect our results of operations.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis. The length of individual projects and engagements can vary greatly. Clients may generally cancel a contract with short notice, subject in some instances to penalty provisions. Termination, reduction, or delay of any given engagement could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. A significant number of terminations, reductions, or delays in engagements in any given period of time could negatively and materially impact our revenues and profitability.

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

If we do not continue to improve our operational, financial and other internal controls and systems to manage our growth and size or if we are unable to enter, operate and compete effectively in new geographic markets, our results of operation may suffer and the value of our business may be harmed.

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational procedures, financial systems, and other internal controls at our operations and facilities around the world. In particular, our continued growth will increase the challenges involved in:

•	recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires;

•	maintaining high levels of client satisfaction;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems;

•	preserving our culture, values and entrepreneurial environment; and

•	effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies, and goals.

In addition, the increasing size and scope of our operations increase the possibility that a member of our personnel will engage in unlawful or fraudulent activity, breach our contractual obligations, or otherwise expose us to unacceptable business risks, despite our efforts to train our employees and maintain internal controls to prevent such instances. If we are not successful in developing and implementing the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.
If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations, and financial condition could be adversely affected.
Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.

Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity could damage our reputation with customers and employees as well as prospective customers and employees. Although we monitor developments for areas of potential risk to our reputation and brand, we may not be successful in detecting, preventing, or negating all changes in or impacts upon our reputation. Negative perceptions or publicity could have a material adverse effect on our business and financial results.
Our future success depends on our ability to continue to retain and attract qualified sales, delivery and technical employees.

Our business involves the delivery of professional services and is highly labor intensive. Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly-skilled technical, managerial, sales and marketing personnel. Although we invest significant resources in recruiting and retaining employees, there is often considerable competition within the IT services industry for personnel with certain in-demand qualifications and we may be unable to compete for the most desirable employees.

From time to time, we have trouble locating sufficient numbers of highly-qualified candidates located in our desired geographic locations, with the required specific expertise or at the desired compensation levels. The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues. Such conditions could also force us to resort to the use of higher-priced subcontractors, which would adversely affect the profitability of the related engagement.

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

We cannot guarantee that we are in compliance with all applicable laws and regulations.

We are required to comply with numerous and constantly changing laws and regulations in jurisdictions around the world. If our compliance efforts prove insufficient or any of our employees fail to comply with, or intentionally disregard, any of our policies or applicable laws or regulations, a range of liabilities could result for the employee and for the Company, including, but not limited to, significant penalties and fines, sanctions or litigation, and the expenses associated with defending and resolving any of the foregoing, any of which could have a material impact on our business, financial condition, and operating results.
If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights. These laws are subject to change at any time and could further limit our ability to protect our intellectual property. In addition to intellectual property laws in each jurisdiction where we operate, we rely upon a combination of confidentiality policies, nondisclosure agreements, and other contractual arrangements to protect our intellectual property rights. In some jurisdictions where we operate, there is uncertainty concerning the scope of available intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Our efforts to protect intellectual property rights may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees, or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money, and oversight, and we may not be successful in enforcing our rights.
Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego all rights to the use of intellectual property we create, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.
Our services or solutions could infringe upon the intellectual property rights of others, or we might lose our ability to utilize rights we claim in intellectual property or the intellectual property of others.

We cannot be sure that our services and solutions, or the third-party software and solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In a number of our contracts, we agree to indemnify our clients for expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be costly, injure our reputation, or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our clients or our own services or operations, causing further damages. We could lose our ability to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual property assets could be acquired or sued, which could disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

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

Our credit facility, an asset-based facility, limits our operational and financial flexibility.

        We have an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time determined based on a valuation of our eligible accounts receivable. As of December 31, 2013, we had no borrowings outstanding under our revolving line of credit. Any borrowings we make under our credit facility are secured by liens on substantially all of our assets.

We are dependent on our asset-based revolving credit facility to meet working capital and operational requirements, and access to our asset-based facility is dependent on, among other things, the borrowing base valuation of our eligible accounts receivable and the absence of a default under the credit agreement. The amount available for borrowing under the credit facility could be significantly reduced if there is a reduction in our eligible accounts receivable. Any loss or material reduction of our ability to access funds under the credit facility could materially and negatively impact our liquidity.

Our ability to maintain an adequate borrowing base valuation and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments, and economic conditions, all of which are significantly affected by financial, business, competitive, economic, and other factors that may be outside of our control.

The credit agreement includes, among other provisions, specific limitations on our ability to take certain actions, which include, among others, our ability to incur indebtedness or liens, make investments, issue guarantees, enter into certain mergers, dispositions, acquisitions, liquidations or dissolutions, issue additional securities, pay dividends, make loans and advances, and enter into transactions with affiliates.

A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon the funds under the credit agreement. We may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not be on terms acceptable to us. This could materially adversely affect our results of operations and financial condition. Additionally, if we needed to obtain a waiver under, or an amendment to, the credit agreement in the future, or if we seek other financing, if available, our cost of borrowing could increase significantly.

Our revenues, operating results, and profitability may vary from quarter to quarter and may result in increased volatility in the price of our stock.

Our quarterly revenues, operating results, and profitability have varied significantly in the past and may continue to do so. Factors that have caused and may continue to cause variations in our revenues, operating results, and profitability include:

•the business decisions of our clients regarding the use of our services;

•the stage of completion of existing projects and/or their termination;

•client satisfaction with our services;

•our clients' financial ability to pay for our services;

•our ability to properly manage and execute client projects, especially those under fixed-price arrangements;

•our ability to properly price fixed-price contracts to provide for adequate profits;

•	our ability to maintain our profit margins and manage costs, including those for personnel and support services;

•	restructuring costs or charges related to changes in our business operations

•acquisition and integration costs related to possible acquisitions of other businesses;

•
costs related to the discontinued operations of our former Federal division, information technology outsourcing practice, and Russian operations, including possible additional future related costs we may incur;

•costs or charges associated with potential asset sales or dispositions;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles;

•changes in significant accounting estimates;

•changes in interest rates on our debts;

•currency exchange rate fluctuations;

•changes in estimates, accruals or payments of variable compensation to our employees; and

•global, regional and local economic and political conditions and related risks.

If we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our consultants, we will not be able to sustain our profit margin and our profitability will suffer. A number of factors affect the rates we charge for our services, including:

•our clients' perception of our ability to add value through our services;

•changes in our pricing policies or those of our competitors;

•the introduction of new products or services by us or by our competitors;

•	the use of globally-sourced, lower-cost service delivery capabilities by our competitors and our clients; and

•	economic conditions.

Additionally, a number of factors affect our utilization rates, such as:

•seasonality, including number of workdays, holidays and vacations;

•our ability to transition consultants quickly from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•our ability to manage employee turnover.

As a services business, our largest expense is salaries and payroll-related expenses. However, it is our skilled employees that generate our revenues. Balancing our workforce levels against the demands for our services is difficult. Delays or cutbacks in projects or delays in finding new projects increase the non-productive time of our consultants which decrease our utilization levels and our margins. We generally cannot reduce our labor costs as quickly as negative changes in revenue can occur. In addition, in a number of the countries in which we operate, the local labor laws make it very expensive to involuntarily terminate employees. As a result, some of operations may retain underutilized employees for longer periods.

Our international operations expose us to additional risks that could have adverse effects on our business and operating results.

Our operations outside of the US represented just over half of our revenues in 2013. Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

• the costs of complying with a wide variety of local laws;

• operating losses incurred in certain countries and the non-deductibility of those losses for tax purposes; and

• differences in, and uncertainties arising from, changes in legal, labor, political and economic conditions.

The revenues and expenses of our international operations generally are denominated in local currencies. Accordingly, we are subject to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations. There can be no assurance that we will be able to reduce the currency risks associated with our international operations. We manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, when deemed appropriate, with derivative financial instruments. There is no assurance that we will continue to use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risks.

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

The IT services industry, in the U.S. and internationally, is highly competitive, with increased focus on offshore capability and we may not be able to compete effectively in this evolving marketplace.

We operate in a highly competitive industry that includes a large number of diverse participants. We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large offshore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment or service area. Many of the companies that provide services in our industry have significantly greater financial, technical, offshore and marketing resources than we do. In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide. We may be unable to compete successfully with current or future competitors, and our revenue and profitability may be adversely affected. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions to clients at lower costs or on more attractive terms. Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services. In particular, one key element of our ability to improve our profitability in the face of these trends is our ability to implement and leverage a global workforce, deploying lower-cost resources to provide quality work at higher margins. If we are not able to integrate our global workforce in services delivery, we may not be able to maintain or improve our profitability.

Our operations are vulnerable to disruptions that may impact our results of operations and from which we may not recover.

As a services business, our operations around the world are highly dependent upon our employees, independent contractors, and service providers being able to effectively serve our clients. That ability may be impacted by many types of events that impact the people themselves or limit access to facilities or technology required to perform work. Examples of such events include severe weather, pandemics, natural disasters, infrastructure outages, terrorist attacks, governmental actions, political or economic instability, civil unrest, or the threat or perception that such events might occur. In such circumstances, our business continuity and disaster recovery plans may not be effective. In any such event, our results of operations could be adversely affected. In addition to the risk that we may not be able to serve our clients, we may be unable to protect our employees or facilities from harm. Where we have facilities with concentrations of employees (for instance, in several cities in the US, Europe, and India), our risk of disruption that materially impacts our results of operations may be higher. Insurance, if available for a given disruptive event, may be inadequate to compensate for the losses involved. If a disruption continues for an extended period of time, or if a short-term disruption renders a material portion of our operations ineffective for an extended period of time, our business may suffer material and potentially irreparable harm.

We might not be successful at identifying, acquiring, or integrating businesses or entering into joint ventures.

In the past we have made, and in the future it may be necessary to pursue, strategic and targeted acquisitions and joint ventures intended to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisitions or joint ventures. We may not successfully identify suitable acquisition candidates or joint venture opportunities. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition, or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. Business combination and investment transactions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, assumed litigation and other liabilities, and legal, accounting, and financial advisory fees. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, any of which could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. By their nature, joint ventures involve a lesser degree of control over the business operations of the joint venture itself, particularly when we have a minority position. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. If we are unable to complete the number and kind of acquisition and joint ventures for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position in specific markets or services.
We could incur additional losses due to further impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At December 31, 2013, the carrying value of our goodwill was $281.7 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. These determinations are based in part on several factors, including our judgments regarding the cash flow potential of each of our business units and involve projections that are inherently subject to change based on future events. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value, as determined based on discounted future cash flows of the related business, could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

We have recorded several goodwill impairment charges in the past. The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in each of our divisions during the next five years and beyond. If our operating divisions cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge. There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability. We cannot be certain that goodwill impairment will not be required during future periods.

We depend on contracts with various public sector agencies for a significant portion of our revenue and, if the spending policies or budget priorities of these agencies change, we could lose revenue.

In 2013, approximately 14% of our total revenue was from public sector clients, including state, local, and foreign governments and agencies.  Such programs can be modified or amended at any time by acts of the governments or agencies involved. Moreover, a number of state and local governments and agencies are suffering from significant budget shortfalls, which may result in curtailment of spending on consulting and technology services. Many contracts with public sector clients contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. Among other things, governments may cancel multi-year contracts if funds become unavailable during the term of the engagement. Cancellation or reduction in price or scope could limit our ability to recover incurred costs, reimbursable expenses and profits on work completed prior to the termination. If insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

Unfavorable government audits could require us to adjust previously reported operating results, to forego anticipated revenue and subject us to penalties and sanctions.

Although we sold our Federal division in 2012, we remain responsible for any audits related to certain engagements for the US federal government performed prior to the sale. The various agencies that our Federal division contracted with generally have the right to audit and review past work. As part of that process, the government agency could review our performance on the contract, our pricing practices, our cost structure, and our compliance with applicable laws, regulations, and standards. Any such audit could result in a substantial adjustment to our previously reported operating results. For example, any costs that were originally reimbursed could be subsequently disallowed, one consequence of which could be refunding cash collected in the past.

If a government audit uncovers improper or illegal activities by us, or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or disqualification from continuing to do business, or bidding on new business, with governments in various jurisdictions.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of Ciber or limit the price investors might be willing to pay for our stock, thus affecting the market price of our securities.

We have adopted a Rights Agreement, commonly known as a "poison pill," under which each shareholder of the Company holds one share purchase right, which we refer to as a "Right," for each share of Company common stock held. The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive. In addition, our certificate of incorporation and bylaws each contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including a provision that gives our board of directors the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without shareholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock by our board of directors pursuant to our certificate of incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of the outstanding voting stock of Ciber.

In addition, the staggered terms of our board of directors could have the effect of delaying or deferring a change in control because it is not possible for shareholders to replace all of the members of the board of directors in a single election. Our board of directors is divided into three classes, with each class serving for three years between elections. As a result, only approximately 1/3 of the board of directors may be replaced at any given regular, annual meeting of the shareholders.

The above factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Ciber. These provisions could limit the price that investors might be willing to pay in the future for our securities and as a result, the price of our securities could decline. In addition, these provisions could prohibit, discourage or adversely affect transactions in which our shareholders might otherwise be offered a premium over the then-current market price for their Ciber securities.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal corporate office is located at 6363 South Fiddler's Green Circle, Suite 1400, Greenwood Village, Colorado 80111, where our corporate headquarters and other Colorado operations occupy office space under a lease that expires in December 2018.  Generally, we provide our services at client locations and therefore, our office locations are primarily used for sales and other administrative functions.  At December 31, 2013, we had lease obligations for approximately 542,000 square feet of office space in 58 locations.

Approximately 118,000 square feet of these lease obligations was either subleased or available for sublease as of December 31, 2013. We believe our facilities are adequate for our current level of operations. We do not own any real property.

Please see Note 14 of our consolidated financial statements for information on offices that were closed or consolidated as a result of our company restructuring plans.

Item 3.  Legal Proceedings

We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.
As previously reported, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The court made a determination in 2013 which is now under appeal by the plaintiffs. Based on information known to us, we have established a reserve that we believe is reasonable. We are unable to predict the outcome of this matter.
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Ciber is vigorously defending the allegations. The matter is ongoing in the appellate courts where Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals. Based on information known to us, we have established a reserve that we believe is reasonable. We are unable to predict the outcome of this litigation.
As previously reported, in October 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber and several of its current and former officers. In November 2013, we entered into a settlement among the lead plaintiff and the defendants that involved funds paid by our insurers being placed into a fund for the benefit of the class. The Court issued preliminary approval of the settlement, subject to final approval after the completion of certain events, including notice to the putative class. We have not made any admission of liability or wrongdoing by entering into this settlement. Notices to potential class members has begun.
    As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court issued an order dismissing the amended complaint.  The Court permitted the plaintiff until February 26, 2014 to amend the complaint.
In February 2014, a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., was filed in the District Court in Arapahoe County Colorado state court against several of our current and former officers and our then-current board of directors.  This Complaint generally alleges that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants are alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company.  Other claims include unjust enrichment and insider trading. Plaintiff Denny made a litigation demand on the Board in March 2012 to investigate the allegations and bring suit against the directors and executive officers of the Company.  In response, the Board formed an Independent Committee to investigate the claims.  In December 2012, after completing its investigation and finding that the claims were without merit, the Independent Committee formally refused the Plaintiff's demand.  We believe the derivative lawsuit is without merit and we intend to vigorously defend against the claims.  We are unable to predict the outcome of this litigation.
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

	Price Range
	Low	High
Fiscal 2012
First Quarter	3.30	4.76
Second Quarter	3.36	4.32
Third Quarter	3.28	4.45
Fourth Quarter	2.70	3.58
Fiscal 2013
First Quarter	3.00	4.99
Second Quarter	3.32	4.98
Third Quarter	3.17	3.95
Fourth Quarter	3.08	4.30

On February 14, 2014, the closing price of our common stock was $4.39 and there were 2,451 registered shareholders of record.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our repurchases of Ciber common stock for the fourth quarter ended December 31, 2013:

Period	Total number of shares purchased (1)	Average price paid per share
October 1 to October 31	6,574	$3.24
November 1 to November 30	33,072	$3.46
December 1 to December 31	104,565	$3.98
Total: October 1 through December 31	144,211	$3.83
(1) All shares were purchased to satisfy minimum tax withholdings for employee stock plans. No shares were purchased as part of a publicly announced share repurchase or buy-back plan or program.

Item 6.  Selected Financial Data

We have derived the selected consolidated financial data presented below, as adjusted for discontinued operations of our Federal division, a portion of our information technology outsourcing practice, and our Russian operations, from our Consolidated Financial Statements and the related Notes.  This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related Notes, included under "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2013 (1)	2012 (1)	2011 (2)	2010 (2)	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$877,293	$865,597	$888,386	$872,694	$842,580
Gross profit	223,057	223,478	224,299	224,656	219,907
Selling, general and administrative expenses	205,615	202,185	216,867	211,654	191,345
Goodwill impairment	—	—	16,300	82,000	—
Restructuring charge	16,923	7,981	—	—	—
Operating income (loss) from continuing operations	519	12,668	(10,402)	(72,211)	23,888
Net income (loss) from continuing operations	(7,607)	(4,073)	(52,351)	(54,665)	13,009
Income (loss) from discontinued operations, net of income tax	(6,924)	(10,009)	(14,881)	(23,025)	2,107
Net income (loss) attributable to Ciber, Inc.	$(14,520)	$(14,627)	$(67,261)	$(77,160)	$14,958

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.10)	$(0.06)	$(0.73)	$(0.78)	$0.19
Discontinued operations	(0.09)	(0.14)	(0.21)	(0.33)	0.03
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.19)	$(0.20)	$(0.94)	$(1.11)	$0.22

Weighted Average Shares Outstanding:
Basic	74,846	73,166	71,831	69,626	67,996
Diluted	74,846	73,166	71,831	69,626	68,107
Balance Sheet Data:
Working capital	$85,928	$105,468	$92,818	$132,364	$136,854
Total assets	557,818	580,471	625,070	722,364	803,256
Long-term debt, current portion	53	6,337	25,571	10,473	10,697
Long-term debt, non-current portion	—	19,790	41,380	77,879	87,500
Total shareholders' equity	$353,058	$358,953	$357,007	$419,500	$506,246

Shares outstanding, net of treasury	75,785	73,779	72,568	70,124	69,482
(1) During 2013 and 2012 we incurred restructuring charges of $16.9 million and $8.0 million, respectively. Please Refer to Note 14 to our consolidated financial statements for additional information on our 2012 and 2013 restructuring plans.

(2) During the second quarters of 2011 and 2010, we recorded goodwill impairment charges of $16.3 million and $82.0 million, respectively, to write-down the goodwill associated with certain segments in our continuing operations. The goodwill impairment charges in our results from continuing operations resulted in a $4.5 million and a $22.6 million deferred tax benefit in the second quarters of 2011 and 2010, respectively. Additionally, during the second quarter of 2011, we incurred a $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets. For more information about the goodwill impairment charges and the deferred tax asset valuation allowance, please refer to Note 7 and Note 11, respectively.

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

Business and Industry Overview

Ciber is a leading global information technology (“IT”) company with 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With operations in 15 countries across four continents, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. The three pillars of our business include Application Development and Maintenance (“ADM”), Independent Software Vendor relationships (“ISVs”), and Ciber Managed Services (“CMS”). At Ciber, we take a client-focused, personalized service approach that includes the building of long term relationships, creation of custom-tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients' needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

We operate our business by geography.  During the second quarter of 2013, we closed down our Russian operations. In 2012 we sold our Federal division and the infrastructure portion of our information technology outsourcing practice. As a result, these businesses are now reported as discontinued operations within our financial statements and accordingly, our financial statements have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted. For additional information see "Discontinued Operations" below.

Our reportable operating segments as of December 31, 2013, consisted of International and North America. Our Ciber International segment is organized by country and primarily consists of countries in Western Europe and the Nordic region. The four largest territories are the Netherlands, Germany, the United Kingdom, and Norway. Our International segment offers a range of services covering the full IT solution lifecycle to both commercial enterprises and public sector organizations. Our North America segment is organized into practices, each with dedicated sales and delivery capabilities. In addition, our North America segment has account managers dedicated to our largest customers. This structure allows us to maximize our expertise to cross-sell and to leverage delivery expertise.

   We recognize the majority of our services revenue under time-and-material contracts as hours and costs are incurred.  Under fixed-price contracts, which currently make up approximately 15-20% of our services revenue, our revenue is fixed under the contract, while our costs to complete our obligations under the contract are variable.  As a result, our profitability on fixed-price contracts can vary significantly and occasionally can even be a loss.  Changes in our services revenue are primarily a function of hours worked on revenue-generating activities and, to a lesser extent, changes in our average rate per hour and changes in contract mix.  Hours worked on revenue-producing activities vary with the number of consultants employed and their utilization level.  Utilization represents the percentage of time worked on revenue-producing engagements divided by the standard hours available (i.e., 40 hours per week).  With time-and-materials contracts, higher consultant utilization results in increased revenue; however, with fixed-price contracts, it may result in higher costs and lower gross profit margins because our revenue is fixed.  We actively manage both our number of consultants and our overall utilization levels.  If we determine we have excess available resources that we cannot place on billable assignments in the near future, we consider reducing those resources.

The hourly rate we charge for our services varies based on the level of the consultant involved, the particular expertise of the consultant and the geographic area.  Our typical time-and-materials hourly rates range from $20 to $200 per hour. As India and Poland-based resources, which generally have lower hourly rates, become a larger portion of our overall consultant mix, our average hourly rates will decrease. For projects which are fixed-price or level-of-effort, our revenue is not directly based on labor hours incurred and our realized rate per hour will vary significantly depending on success on such projects, as well as the blend of resources used to deliver projects.

Selling, general and administrative ("SG&A") costs as a percentage of revenue vary by business segment.  Approximately 60% of our overall SG&A expenses are typically for personnel costs for our operations management, sales and recruiting personnel and administrative staff, as well as our corporate support staff and executive management personnel.  These costs are generally not immediately affected by changes in revenue, however management is constantly evaluating such costs in relation to changes in business conditions. In many foreign countries, short-term personnel actions are prohibited and/or may require significant payments to such impacted employees. As we bid on larger and longer-term projects, the sales cycle and related sales costs for such opportunities have been increasing.

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

Representing approximately half of our consolidated revenues, our International division operates primarily in Western Europe, with our largest operations located in Germany, the Netherlands, the U.K and Norway. These operations transact business in the local currencies of the countries in which they operate.  In recent years, approximately 50% to 60% of our International division's revenue has been denominated in Euros, 15% to 20% has been denominated in Great Britain Pounds ("GBP") and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients' current needs and challenges. In recent years and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives. These initiatives have included going to third-party vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation. In some cases, these initiatives have benefited Ciber, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients. The pricing environment continues to be extremely competitive. A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing to help clients reduce costs, and making it more difficult for us to compete on pricing. We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors. Another issue that has had and continues to have an impact on our revenues and profitability involves a longer sales cycle than we have seen historically. This has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work, and the changing business mix of our service offerings. The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future. Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work. We are also affected by the fact that certain markets we do business in currently have shortages of desired skill sets forcing us to use higher cost subcontractors. We have standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance. However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth. Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full. The impact of project cancellations cannot be accurately predicted and bad debt expense may differ significantly from our estimates, and any such events may negatively impact our results of operations.

Discontinued Operations

2013 — During the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as a discontinued operation. Earlier this year, a significant number of our Russian employees chose to leave Ciber and work for a competitor. After evaluating the cost and time required to hire replacement employees, and the risks of continuing our operations in Russia, we determined to exit this market. Accordingly, the operations and cash flows were removed from our consolidated operating results. In connection with the substantial liquidation of our Russian investment in the fourth quarter of 2013, we released the related cumulative translation adjustment of approximately $1 million from accumulated other comprehensive income into loss from discontinued operations.

2012 —On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division. On October 15, 2012, we sold certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing ("ITO") practice. No additional consideration associated with our ITO practice is expected to be received. Effective with meeting the discontinued operations criteria, the operations and cash flows of these sold businesses were removed from our consolidated operating results. However, in connection with the sale of the Federal division and ITO practice, we have retained certain assets and liabilities. Some of these items, including certain possible contingent liabilities, may not be settled for several years. Accordingly, adjustments to such items will be recorded through our results of operations in future periods.

To report the results of discontinued operations, we are required to adjust the reported results of the business sold or shut down, from those previously reported as part of operating income by reporting segment. These adjustments eliminate corporate overhead allocations and adjust for costs of the business that will not be recognized on a going-forward basis. These adjustments have been made for all periods presented.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total revenues	$5,424	$90,777	$196,245
Operating expenses	11,177	93,319	190,039
Goodwill impairment	—	—	27,400
Operating loss from discontinued operations	(5,753)	(2,542)	(21,194)
Interest and other expense	1,008	90	334
Loss from discontinued operations before income taxes	(6,761)	(2,632)	(21,528)
Income tax expense (benefit)	211	808	(6,647)
Loss from discontinued operations, net of income tax	(6,972)	(3,440)	(14,881)

Gain (loss) on sale	48	(7,256)	—
Income tax benefit	—	(687)	—
Gain (loss) on sale, net of income taxes	48	(6,569)	—
Total loss from discontinued operations, net of income taxes	$(6,924)	$(10,009)	$(14,881)

Restructuring

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan are expected to impact approximately 250 employees. The 2013 Plan began in the third quarter of 2013 and a majority of restructuring activities have been completed as of December 31, 2013. The total amount of the restructuring charges for the 2013 Plan are expected to be approximately $13 million, substantially all of which will be settled in cash. The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs. We expect the 2013 Plan will result in annualized pre-tax net savings of approximately $12 million that will be fully realized starting in the second half of 2014 and each year thereafter.

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). The restructuring activities commenced in the fourth quarter of 2012 and related primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies. In the third quarter of 2013, all restructuring actions associated with this plan were completed. Total restructuring charges associated with the 2012 Plan were $11 million, of which approximately $1 million are non-cash charges related to stock compensation and lease-related expenses. The total restructuring expenses for the 2012 Plan include approximately $7 million related to personnel severance and related benefits primarily in our International segment, and approximately $4 million related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America. We realized pre-tax savings of $7 million in 2013 and we expect pre-tax savings of $11 million in 2014 and each year thereafter from the 2012 Plan. However, these savings are partially offset by adverse business performance in our International segment in 2013.

Results of Operations — Comparison of the Years Ended December 31, 2013 and 2012 - Consolidated

The following tables and related discussion provide information about our consolidated financial results of continuing operations for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2013		2012
	(Dollars in thousands)
Consulting services	$830,505	94.7%	$819,848	94.7%
Other revenue	46,788	5.3	45,749	5.3
Total revenues	$877,293	100.0%	$865,597	100.0%

Gross profit - consulting services	$203,734	24.5%	$204,354	24.9%
Gross profit - other revenue	19,323	41.3	19,124	41.8
Gross profit - total	223,057	25.4	223,478	25.8

SG&A costs	205,615	23.4	202,185	23.4
Amortization of intangible assets	—	—	644	0.1
Restructuring charges	16,923	1.9	7,981	0.9
Operating income from continuing operations	519	0.1	12,668	1.5

Interest income	857	0.1	618	0.1
Interest expense	(2,539)	(0.3)	(5,976)	(0.7)
Other expense, net	(16)	—	(359)	—

Income (loss) from continuing operations before income taxes	(1,179)	(0.1)	6,951	0.8
Income tax expense	6,428	0.7	11,024	1.3
Net loss from continuing operations	$(7,607)	(0.9)%	$(4,073)	(0.5)%
Percentage of revenue columns may not foot due to rounding.

Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2013	2012	% change
	(In thousands)
International	$456,424	$434,193	5.1%
North America	423,340	432,832	(2.2)
Other	3,357	3,109	8.0%
Inter-segment	(5,828)	(4,537)	n/m
Total revenues	$877,293	$865,597	1.4%
n/m = not meaningful

Revenues.  Total revenues increased $11.7 million, or 1.4%, for 2013 compared with 2012.  On a local currency basis, revenue increased 0.4% between the comparable years. This change was attributable to the following:

•
During 2013, International revenues increased 5.1% overall, and improved approximately 3.2% in local currency. Overall, growth was significantly impacted by foreign exchange rates. Excluding changes in foreign exchange rates, revenue growth was led by the United Kingdom, Germany and Norway, as well as a couple of our smaller territories, all of which experienced accelerated growth in the second half of 2013. The increase in revenue in these countries was due to significant new clients in 2013, as well as some additional work at existing clients, specifically within our CMS practice. This growth was slightly offset by declines in revenue in the Netherlands, due to a weak IT services market. Some of our European countries are still experiencing cost-containment measures by clients such as vendor consolidation, offshoring and increased pricing pressure on service providers. However, overall, the European economy appears to be stabilizing and in many of the countries in which we operate businesses are increasing their use of IT services.

•
North America revenues decreased $9 million, or 2% in 2013 as reductions in work levels at some existing clients, especially in our ADM practice, more than offset growth in other existing clients, as well as new clients. While our ADM practice declined in 2013, we did see some growth in our Business Consulting practice and certain ISV channels, both of which benefited from several new clients, as well as growth at existing clients in 2013. Our CMS business continues to grow, which is partially a result of our ISV successes.

Gross Profit.  Gross profit margin was 25.4% for the year ended December 31, 2013, compared to 25.8% for the same period in 2012. Gross profit margin for our International business declined slightly as savings from our restructuring plans were more than offset by an increased use of subcontractors and a decline in utilization. North America gross margin was also down slightly in 2013 compared to 2012. This decrease was a result of margin compression at some of our larger clients, which was partially due to pricing pressure in our ADM business.

Selling, general and administrative costs.  Our SG&A costs increased $3.4 million, or 1.7%, to $205.6 million for 2013, from $202.2 million for 2012. International SG&A costs increased compared to 2012 due to the effects of changes in foreign currency exchange rates, increased labor costs, and an increase in bad debt. North America SG&A costs were down due to reduced compensation costs and lower office rental expense, which was a result of the closure of offices under our 2012 restructuring plan. See Note 14 to our consolidated financial statements for more information on our restructuring plans. Our corporate SG&A costs increased as a result of higher share based compensation expense as well as increased management compensation costs compared with 2012. $2.6 million of these corporate cost increases are a result of our CFO transition in September 2013. SG&A costs as a percentage of revenue was flat at 23.4% for both 2013 and 2012.

Operating income.  We had operating income from continuing operations of $0.5 million in 2013 compared to $12.7 million in 2012. This decrease was primarily a result of increased restructuring charges in 2013 compared to 2012 and the increased corporate SG&A costs discussed above. For more information on our restructuring changes, see Note 14 of our consolidated financial statement. Earnings before interest, taxes, amortization and restructuring decreased 18% to $17.4 million in 2013 from $21.3 million last year, as International revenue improvement and SG&A cost savings in North America were more than offset by increased corporate SG&A costs.

Operating income from continuing operations by segment was as follows:

	Year Ended December 31,		%	2013 % of	2012 % of
	2013	2012	change	revenue*	revenue*
	(In thousands)
International	$23,390	$23,245	0.6%	5.1%	5.4%
North America	33,511	30,169	11.1	7.9	7.0
Other	315	446	(29.4)	9.4	14.3
Corporate expenses	(39,774)	(32,005)	(24.3)	(4.5)	(3.7)
Unallocated results of discontinued operations	—	(562)	n/m	—	(0.1)
Earnings before interest, taxes, amortization, and restructuring charges	17,442	21,293	(18.1)	2.0	2.5
Amortization of intangible assets	—	(644)	100.0	—	(0.1)
Restructuring charges	(16,923)	(7,981)	(112.0)	(1.9)	(0.9)
Total operating income from continuing operations	$519	$12,668	(95.9)	0.1%	1.5%
n/m = not meaningful
*International, North America and Other calculated as a % of their respective revenue, all other calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income increased slightly to $23.4 million from $23.2 million in 2012. This increase is primarily due to improved revenues, mostly in the second half of the year, which were offset by gross margin reduction from the increased use of subcontractors and increased SG&A costs.

•
North America operating income increased to $33.5 million in 2013 from $30.2 million in 2012. The increase was due to a reduction in SG&A expenses, specifically reduced compensation costs and restructuring-related reductions in office rental expenses. However, these improvements were somewhat offset by lower revenues at existing ADM clients and margin compression.

•
Corporate expenses increased $7.8 million primarily due to higher stock compensation costs and increased management compensation expense. $2.6 million of this increase is related to our CFO transition in September 2013.

Interest expense.  Interest expense decreased $3.4 million during 2013 compared to 2012. This decrease is primarily due to a significant reduction in our average borrowings outstanding, a lower interest rate on our credit facility entered into in May 2012, and the write-off of $1.1 million of capitalized debt fees that were written off in the second quarter of 2012.

Other expense, net.  Other expense, net decreased $343 thousand as compared to 2012. This change was due to foreign exchange gains and losses.

Income taxes.  Our tax expense is significantly impacted by the changes in the amount and the geographic mix of our income and loss. From continuing operations, our income (loss) before income taxes and our income tax expense is as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Income (loss) before income taxes:
United States	$(3,487)	$(5,058)
Foreign	2,308	12,009
Total	$(1,179)	$6,951
Income tax expense:
United States	$3,581	$5,491
Foreign	2,847	5,533
Total	$6,428	$11,024

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we expect to record approximately $4 million of related U.S. deferred tax expense in 2014.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%. The reduction of foreign pre-tax income from continuing operations from 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices. The foreign tax expense in 2013 is primarily a result of the mix of income and losses across jurisdictions including losses in certain countries for which no tax benefit can be recorded due to full valuation allowances and provisions for uncertain tax provisions.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Results of Operations — Comparison of the Years Ended December 31, 2012 and 2011 - Consolidated

The following tables and related discussion provide information about our consolidated financial results of continuing operations for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2012		2011
	(Dollars in thousands)
Consulting services	$819,848	94.7%	$845,126	95.1%
Other revenue	45,749	5.3	43,260	4.9
Total revenues	$865,597	100.0%	$888,386	100.0%

Gross profit - consulting services	$204,354	24.9%	$205,098	24.3%
Gross profit - other revenue	19,124	41.8	19,201	44.4
Gross profit - total	223,478	25.8	224,299	25.2

SG&A costs	202,185	23.4	216,867	24.4
Goodwill impairment	—	—	16,300	1.8
Amortization of intangible assets	644	0.1	1,534	0.2
Restructuring charges	7,981	0.9	—	—
Operating income (loss) from continuing operations	12,668	1.5	(10,402)	(1.2)

Interest income	618	0.1	809	0.1
Interest expense	(5,976)	(0.7)	(7,898)	(0.9)
Other expense, net	(359)	—	(2,540)	(0.3)

Income (loss) from continuing operations before income taxes	6,951	0.8	(20,031)	(2.3)
Income tax expense	11,024	1.3	32,320	3.6
Net loss from continuing operations	$(4,073)	(0.5)%	$(52,351)	(5.9)%
Percentage of revenue columns may not foot due to rounding.

Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2012	2011	% change
	(In thousands)
International	$434,193	$460,197	(5.7)%
North America	432,832	429,289	0.8
Other	3,109	3,510	(11.4)
Inter-segment	(4,537)	(4,610)	n/m
Total revenues	$865,597	$888,386	(2.6)%
n/m = not meaningful

Revenues.  Total revenues decreased $22.8 million, or 2.6%, for 2012 compared with 2011.  In local currency, revenue increased 0.7% between the comparable years. This change is attributable to the following:

•
International segment revenues decreased 5.7% overall, but improved approximately 0.6% in local currency.  The softer European economy caused revenue results to vary considerably by territory. Revenue growth was strong in the United Kingdom, Germany, and Norway, which comprised approximately half of International revenues. In the United Kingdom and Norway, this increase was due to continued demand for IT services where we have been successful at providing certain technology-specific and/or vertical-specific services. Additionally, revenue in several territories benefited from improved sales of software licenses in 2012. Revenue growth in these territories offset declines elsewhere that were predominately related to client-specific issues, which in certain cases were driven by economic concerns, and included canceled, delayed or completed projects. International revenues continue to be impacted by certain larger European clients focusing on cost-cutting measures such as vendor consolidation, offshoring, and increasing pricing pressure on service providers.

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

Gross Profit.  Gross profit margin improved to 25.8% for the year ended December 31, 2012, compared to 25.2% for 2011.  The revenue adjustments recorded during the prior year period had a significant negative impact on North America's 2011 gross profit margin. Excluding these adjustments, North America's gross margin was relatively flat as improvements in consultant utilization were offset by volume discounts and pricing pressures, especially in our core ADM business, as continued economic uncertainty has resulted in heightened price sensitivity from many of our clients. Gross profit margin for our International division declined due to decreased utilization, increased use of more expensive subcontractor labor, and client pricing pressures.

Selling, general and administrative costs.  Our SG&A costs decreased $14.7 million, or 6.8%, to $202.2 million for 2012, from $216.9 million for 2011. Both our International and North America segments had reductions in SG&A costs in 2012. The decrease in SG&A costs in our International division was due to foreign exchange rates and across the board SG&A savings. North America SG&A costs decreased due to reduced salary and benefits costs for management, as well as reductions in office rent, professional and legal fees, and other discretionary items. 2012 corporate SG&A expenses increased due to an increase in company-wide share based compensation that is all recorded as part of our corporate department. SG&A costs as a percentage of revenue decreased to 23.4% for 2012 from 24.4% for 2011.

Operating income (loss).  We had operating income of $12.7 million in 2012 compared to an operating loss of $10.4 million in 2011, respectively. This change is partially due to a $16.3 million goodwill impairment charge recorded in the second quarter of 2011, which was partially offset by an $8.0 million restructuring charge we recorded in the fourth quarter of 2012. See notes 7 and 14 of our consolidated financial statements for additional information on our goodwill impairments and restructuring charges, respectively. Earnings before interest, taxes, amortization and restructuring increased 186.5% to $21.3 million in 2012 from $7.4 million in 2011, primarily as a result of North America's gross profit improvement, as well as significant SG&A cost reductions in both North America and International.

Operating income (loss) from continuing operations by segment was as follows:

	Year Ended December 31,		%	2012 % of	2011 % of
	2012	2011	change	revenue*	revenue*
	(In thousands)
International	$23,245	$25,583	(9.1)%	5.4%	5.6%
North America	30,169	12,385	143.6	7.0	2.9
Other	446	499	(10.6)	14.3	14.2
Corporate expenses	(32,005)	(29,680)	(7.8)	(3.7)	(3.3)
Unallocated results of discontinued operations	(562)	(1,355)	n/m	(0.1)	(0.2)
Earnings before interest, taxes, amortization and restructuring charges	21,293	7,432	186.5%	2.5	0.8
Goodwill impairment	—	(16,300)	100.0%	—	(1.8)
Amortization of intangible assets	(644)	(1,534)	58.0%	(0.1)	(0.2)
Restructuring charges	(7,981)	—	n/m	(0.9)	—
Total operating income (loss) from continuing operations	$12,668	$(10,402)	221.8%	1.5%	(1.2)%
*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•
International operating income decreased $2 million in 2012 mostly due to a reduction in gross profit margin which was caused by decreased utilization, an increase in subcontractors and pricing pressures. This reduction in gross margin was partially offset by a decline in SG&A costs that was primarily related to foreign currency and discretionary items.

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

Interest expense.  Interest expense decreased $1.9 million during 2012 compared to 2011. 2012 includes the write-off of $1.1 million of capitalized debt facility fees related to our senior credit facility that was terminated during the second quarter of 2012. Excluding the write-off, interest expense decreased due to a significant reduction in our average borrowings outstanding compared to 2011, slightly offset by an increase in average interest rates.

Other expense, net.  Other expense, net was $0.4 million in 2012, compared to $2.5 million in 2011. This decrease was primarily due to a $3.2 million expense for acquisition-related consideration in 2011. This was slightly offset by $0.5 million of 2012 foreign exchange losses compared with $0.6 million of foreign exchange gains in 2011.

Income taxes.  Our tax expense is significantly impacted by the changes in the amount and the geographic mix of our income and loss. From continuing operations, our income (loss) before income taxes and our income tax expense is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Income (loss) before income taxes:
United States	$(5,058)	$(49,104)
Foreign	12,009	29,073
Total	$6,951	$(20,031)
Income tax expense:
United States	$5,491	$25,156
Foreign	5,533	7,164
Total	$11,024	$32,320

For the year ended December 2011, our domestic loss from continuing operations includes a goodwill impairment charge of $16.3 million, and a related deferred tax benefit of $4.5 million. In April 2011, we recorded deferred tax expense of $29.1 million to establish a valuation allowance against all of our U.S. deferred tax assets, and we cannot record income tax benefits for any additional U.S. operating losses. Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to goodwill amortization, as well as certain other miscellaneous U.S. current tax expense items, which totaled $5.5 million of tax expense for 2012. For purposes of deferred taxes, we estimate our domestic blended Federal and state rate to be approximately 40%.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 24% to 33%. In both 2012 and 2011, certain of our foreign operations benefited from the utilization of net operating loss (“NOL”) carryforwards while certain operations incurred losses without any current tax benefit. The reduction of foreign pre-tax income from 2011 to 2012 is related to an overall decrease in profitability of the business, including impact of restructuring costs, and increased inter-company transfer pricing. Although our foreign income before tax decreased by 59%, the related tax expense decreased by only 23% primarily as a result of the shift in the mix of profits and losses across countries as well as increased tax reserves for certain tax exposure items.

Liquidity and Capital Resources

At December 31, 2013, we had $85.9 million in working capital, which represented a decrease from $105.5 million at December 31, 2012.  Our current ratio was 1.5:1 at December 31, 2013, compared to 1.6:1 at December 31, 2012.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. In addition, we could seek to raise additional funds through public or private debt or equity financings. We believe that our cash and cash equivalents, our expected operating cash flow, and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $44.5 million at December 31, 2013, compared to $58.8 million at December 31, 2012. Our domestic cash balances are used daily to reduce our outstanding balance on our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. Our credit agreement also provides for foreign borrowings if needed. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $6 million during 2013. In the third quarter of 2013, all restructuring actions associated with this plan were completed. Total cash outlays associated with the plan will be approximately $11 million, $8 million of which has been paid to date.

We had cash outlays of approximately $6 million during 2013 related to our 2013 restructuring plan. As of December 31, 2013, a majority of the restructuring activities associated with this plan were completed. Total cash outlays associated with this plan will be approximately $13 million.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$25,215	$1,153	$17,538
Investing activities	(5,213)	(3,243)	(13,869)
Financing activities	(29,933)	(42,956)	(17,336)
Net cash used in continuing operations	(9,931)	(45,046)	(13,667)

Net cash provided by (used in) discontinued operations:
Operating activities	(1,273)	(2,830)	13,984
Investing activities	(313)	37,754	(2,457)
Net cash provided by (used in) discontinued operations	(1,586)	34,924	11,527
Effect of foreign exchange rates on cash	(2,849)	3,404	(1,622)
Net decrease in cash and cash equivalents	$(14,366)	$(6,718)	$(3,762)

Operating activities.  Cash provided by operating activities from continuing operations was $25.2 million in 2013, compared with $1.2 million and $17.5 million in 2012 and 2011, respectively. Changes in normal short-term working capital items, particularly accounts receivable, primarily contributed to the overall increase in cash from operations during 2013 as compared to 2012. While in 2012, changes in normal short-term working capital items, partially offset by an improvement in earnings, contributed to the overall reduction in cash from operations as compared to 2011. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. In 2013, we also paid $12.3 million for restructuring-related costs, including severance expenses in our International, North America and corporate segments, and real estate costs primarily in North America. In 2012, our cash restructuring payments were $2.2 million, all relating to severance expenses in our International segment. During 2013 and 2012, our domestic operations provided (used) $23.0 million and ($5.2 million), respectively, of cash from continuing operations while our International operations provided $2.2 million and $6.4 million, respectively during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European operations are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $189.4 million at December 31, 2013, from $200.3 million at December 31, 2012. At December 31, 2013, our total unbilled accounts receivable for costs and earnings in excess of billings totaled $8.7 million, which was a decrease of $8 million from the prior year. Total accounts receivable day's sales outstanding ("DSO") was 59 days at December 31, 2013, compared to 61 days at December 31, 2012, a decrease of 2 days. During 2013, we experienced decreased DSO domestically and no change in DSO in our International segment. Our International segment typically experiences slower receivable payments during the first half of the year with improvement in the second half of the year, and with their lowest DSO levels typically occurring in December. Domestic DSO was lower at December 31, 2013 due to a reduction in unbilled revenue as a result of the completion of key milestones on fixed-price projects at two large clients.

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

Investing activities.  Investing activities are primarily comprised of purchases of property and equipment and cash paid for acquisitions. Spending on property and equipment was $5.2 million during 2013, compared with $3.2 million in 2012 and $13.0 million in 2011. Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Such investments will fluctuate from period to period. Investing activities from discontinued operations for 2012 consisted primarily of net proceeds totaling $33.6 million from the sale of our Federal division and $4.5 million from the sale of a portion of our information technology outsourcing practice.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is utilized for U.S. working capital fluctuations.  During 2013, we had net payments on our long-term debt of $26.2 million compared to net payments of $40.1 million (primarily from the repatriation of $30 million of foreign cash to the U.S. in January and the sale of our Federal Division in March 2012), and $21.8 million in 2012 and 2011, respectively. Additionally, in 2013 we incurred no debt fees, compared to $3.4 million and $2.0 million in 2012 and 2011, respectively.  In 2013, Ciber repurchased shares to satisfy minimum tax withholdings for employee stock plans. We had a net cash inflow of $0.6 million in 2013 for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding. In 2012 we reflected a cash inflow of $1.3 million for proceeds from employee stock plans and $7.5 million in 2011. Associated with our 2010 acquisition of Segmenta A/S, during the second quarter of 2013 we paid $7.1 million of contingent consideration, of which $3.4 million is classified as a financing cash flow and $3.7 million is classified in operating activities. (See Note 3 to our Consolidated Financial Statements for more information.) In the fourth quarter of 2013 we paid $0.8 million as an initial payment for the purchase of the noncontrolling interest of one of our foreign subsidiaries. (See Note 1 to our Consolidated Financial Statements for more information.)

 Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $56.7 million at December 31, 2013. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of December 31, 2013, we had no borrowings outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the same Well Fargo Credit Agreement, we also had a $7.5 million term loan (the “Term Loan”). On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full. Because the Term Loan was paid off, we are no longer required to comply with any specific financial covenants.

Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. During the year ended December 31, 2013, our weighted average interest rate on our outstanding borrowings under the ABL Facility was 3.33%.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility. The ABL Facility also includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

The Company is required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. The Company must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days. None of the above scenarios were applicable during 2013 and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At December 31, 2013, we had no foreign borrowings that were subject to the bank's dominion.

The ABL Facility generally contains customary events of default for credit facilities of this type, including nonpayment, material inaccuracy of representations and warranties, violation of covenants, default of certain other agreements or indebtedness, bankruptcy, material judgments, invalidity of the Credit Agreement or related agreements, and a change of control.

Should it be necessary, we believe that sources of credit or financing other than our ABL Facility would be available to us; however, we cannot predict, at this time, what types of credit or financing would be available in the future, the costs of such credit or financing, or the terms of any amended or new facilities.

Although we had no borrowings outstanding as of December 31, 2013, if we did have outstanding borrowings we would calculate the fair value of the borrowings using market interest rates and Ciber's credit risk. In the recent past, the carrying value of the outstanding borrowings under the ABL Facility has approximated its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed since entering into the facility in May 2012. If market interest rates or Ciber's credit risk were to change, we would estimate the fair value of our borrowings using discounted cash flow analysis based on current rates obtained from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be level 2 inputs, which include inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly.

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

The following table is a summary of our contractual obligations as of December 31, 2013:

	Payments due by period
	Total	2014	2015-2016	2017-2018	Thereafter
	(In thousands)
Principal payments on long-term debt	$53	$53	$—	$—	$—
Operating leases (1)	68,198	22,184	27,816	14,623	3,575
Other commitments (2)	14,698	7,750	6,944	4	—
Total	$82,949	$29,987	$34,760	$14,627	$3,575
(1) Includes operating leases for all office locations, automobiles and office equipment.
(2) Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. It also includes our 2014 and 2015 payments related to the purchase of the noncontrolling interests of one of our foreign subsidiaries. (See Note 1 to our Consolidated Financial Statements for more information on this purchase). It does not include our remaining unrecognized tax benefits of $7.7 million because we are unable to make a reasonably reliable estimate as to when a cash settlement, if any, with the appropriate taxing authority may occur.

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

Revenue recognition — Ciber earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  Ciber's consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing; and (3) outsourcing and managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems for our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials or fixed-price billings.  Approximately 70-80% of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses for travel and other out-of-pocket expenses separately billed to clients.

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

Outsourcing and managed IT services arrangements typically span several years.  Revenue from time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering outsourcing and managed services are expensed as incurred, with the exception of labor and other direct costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period services are provided.  Amounts billable to the client for transition or set-up activities, which do not have standalone value, are also deferred and recognized as revenue ratably over the period that the managed services are provided.

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

Other revenue primarily includes resale of third-party IT hardware and software products, commissions on sales of IT products and, to a lesser extent, sales of proprietary software products.  Revenue related to the sale of IT products is generally recognized when the products are shipped or if applicable, when delivered and installed in accordance with the terms of the sale.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor. Some software license arrangements also include implementation services and/or post-contract customer support.  In such multi-element software arrangements, if the criteria are met, revenue is recognized when VSOE of the fair value of each undelivered element has been established.  Generally our license arrangements containing multiple elements do not qualify for separate accounting for the implementation services and the software license revenue and the related costs of third-party software products are generally recognized together with the software implementation services using the percentage-of-completion method. Revenue for software post-contract support is recognized ratably over the term of the related agreement.

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

As a result of the first step of our goodwill impairment test as of June 30, 2013, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 16% and 19%, respectively, thus no impairment was indicated. As of June 30, 2013, we updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future. As of December 31, 2013, we reviewed and noted no events which had occurred or circumstances which changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We currently have a remaining goodwill balance of $281.7 million at December 31, 2013.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash and debt, a control premium, and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Income taxes — We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities, including any valuation allowance recorded against net deferred tax assets. The consolidated provision for income taxes will change period to period based on nonrecurring events, such as the results of income tax audits, changes in tax laws and the timing and amount of possible foreign dividend repatriation, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, we establish a valuation allowance. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

As a result of domestic losses, in 2011 we provided a full valuation allowance for all of our domestic deferred tax assets. In addition, we haven't recorded any deferred tax benefit for any domestic tax operating losses since then. Our total valuation allowance recorded against all of our deferred tax assets at December 31, 2013, was $51.2 million. The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance.

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense.  In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.  Changes in the geographic mix or estimated level of annual income before taxes will affect our provision for income tax expense.

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

Allowance for doubtful accounts receivable — We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2013, we had gross accounts receivable of $191.7 million and our allowance for doubtful accounts was $2.3 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectability each quarter.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Global 2000 blue-chip companies and government agencies.  Our bad debt expense was $1.8 million, $0.8 million, and $0.5 million in 2013, 2012, and 2011, respectively.  If our clients' financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  Such items are very difficult to predict and require significant management judgment.

Accrued compensation and certain other accrued liabilities — Employee compensation costs are our largest expense category.  We have several different variable compensation programs that are highly dependent on estimates and judgments, particularly at interim reporting dates.  Some programs are discretionary, while others have quantifiable performance metrics.  Certain programs are annual, while others are quarterly or monthly.  Often actual compensation amounts cannot be determined until after our results are reported.  We believe we make reasonable estimates and judgments using all significant information available.  Office closure liabilities are established when we vacate an operating lease location. The amount of the liability represents the present value of any remaining lease obligations, net of estimated sublease income. If the timing or amount of actual sublease income differs from estimated amounts, this could result in an increase or decrease in the related reserves. We estimate the amounts required for incurred but not reported health claims under our self-insured employee benefit programs.  Our accrual for health costs is based on historical experience and specific claim activity and actual amounts may vary. In the ordinary course of business, we are currently involved in various claims and legal proceedings.  We periodically review the status of each significant matter and assess our potential financial exposure.  If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.  We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable.  Because of uncertainties related to these matters, accruals are based only on the best information at that time.  As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates.  Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operations.  We expense legal fees as incurred.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to other market risks is immaterial.

During 2013, approximately 52%, or $456 million of our total revenue was attributable to our foreign operations.  Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 5.2%, or $46 million.  A portion of this fluctuation would be offset by expenses incurred in local currency.  Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies.  Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

Our exposure to changes in interest rates arises primarily because our indebtedness under the ABL Facility has a variable interest rate.  For the year ended December 31, 2013, we had average borrowings outstanding under our ABL Facility of $21.0 million and the weighted average interest rate on these borrowings was 3.33%. Therefore, a 1% increase in interest rates on average outstanding indebtedness under the ABL Facility would result in approximately $0.2 million of additional interest expense in 2013.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.
We have audited the accompanying consolidated balance sheets of Ciber, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 19, 2014

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Consulting services	$830,505	$819,848	$845,126
Other revenue	46,788	45,749	43,260
Total revenues	877,293	865,597	888,386

OPERATING EXPENSES
Cost of consulting services	626,771	615,494	640,028
Cost of other revenue	27,465	26,625	24,059
Selling, general and administrative	205,615	202,185	216,867
Goodwill impairment	—	—	16,300
Amortization of intangible assets	—	644	1,534
Restructuring charges	16,923	7,981	—
Total operating expenses	876,774	852,929	898,788

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	519	12,668	(10,402)

Interest income	857	618	809
Interest expense	(2,539)	(5,976)	(7,898)
Other expense, net	(16)	(359)	(2,540)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,179)	6,951	(20,031)
Income tax expense	6,428	11,024	32,320

NET LOSS FROM CONTINUING OPERATIONS	(7,607)	(4,073)	(52,351)
Loss from discontinued operations, net of income tax	(6,924)	(10,009)	(14,881)

CONSOLIDATED NET LOSS	(14,531)	(14,082)	(67,232)
Net income (loss) attributable to noncontrolling interests	(11)	545	29

NET LOSS ATTRIBUTABLE TO CIBER, INC.	$(14,520)	$(14,627)	$(67,261)

Basic and diluted loss per share attributable to Ciber, Inc.:
Continuing operations	$(0.10)	$(0.06)	$(0.73)
Discontinued operations	(0.09)	(0.14)	(0.21)
Basic and diluted loss per share attributable to Ciber, Inc.	$(0.19)	$(0.20)	$(0.94)

Weighted average shares outstanding — Basic and Diluted	74,846	73,166	71,831

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Consolidated net loss	$(14,531)	$(14,082)	$(67,232)
Gain on hedging activity, net of tax	—	—	284
Reclassification adjustment to loss from discontinued operations	1,008	—	—
Foreign currency translation adjustments	1,880	7,214	(7,946)
Comprehensive loss	(11,643)	(6,868)	(74,894)
Comprehensive income (loss) attributable to noncontrolling interests	(11)	545	34
Comprehensive loss attributable to Ciber, Inc.	$(11,632)	$(7,413)	$(74,928)

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,483	$58,849
Accounts receivable, net of allowances of $2,335 and $1,752, respectively	189,382	200,257
Prepaid expenses and other current assets	22,794	24,054
Total current assets	256,659	283,160

Property and equipment, net of accumulated depreciation of $48,500 and $47,859, respectively	12,923	13,683
Goodwill	281,714	276,599
Other assets	6,522	7,029

TOTAL ASSETS	$557,818	$580,471

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$53	$6,337
Accounts payable	34,223	30,775
Accrued compensation and related liabilities	69,622	68,900
Deferred revenue	20,989	21,872
Income taxes payable	1,654	4,331
Other accrued expenses and liabilities	44,190	45,477
Total current liabilities	170,731	177,692

Long-term debt	—	19,790
Deferred income taxes	23,910	21,848
Other long-term liabilities	10,119	2,188
Total liabilities	204,760	221,518

Commitments and contingencies

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 75,822 and 74,487 shares issued, respectively	758	745
Treasury stock, at cost, 37 and 708 shares, respectively	(150)	(4,057)
Additional paid-in capital	343,944	337,639
Retained earnings	4,887	24,032
Accumulated other comprehensive income	3,096	208
Total Ciber, Inc. shareholders' equity	352,535	358,567
Noncontrolling interests	523	386
Total equity	353,058	358,953

TOTAL LIABILITIES AND EQUITY	$557,818	$580,471

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Ciber, Inc. Shareholders' Equity		Total Shareholders' Equity
	Common Stock		Treasury Stock			Retained Earnings			Noncontrolling Interests
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 1, 2011	74,487	$745	(4,363)	$(25,003)	$325,177	$118,113	$661	$419,693	$(193)	$419,500
Consolidated net loss	—	—	—	—	—	(67,261)	—	(67,261)	29	(67,232)
Gain on hedging activity, net of $174 tax	—	—	—	—	—	—	284	284	—	284
Foreign currency translation	—	—	—	—	—	—	(7,951)	(7,951)	5	(7,946)
Treasury shares issued under employee share plans	—	—	2,444	14,005	—	(6,515)	—	7,490	—	7,490
Share-based compensation	—	—	—	—	4,911	—	—	4,911	—	4,911
BALANCES AT DECEMBER 31, 2011	74,487	745	(1,919)	(10,998)	330,088	44,337	(7,006)	357,166	(159)	357,007
Consolidated net loss	—	—	—	—	—	(14,627)	—	(14,627)	545	(14,082)
Foreign currency translation	—	—	—	—	—	—	7,214	7,214	—	7,214
Treasury shares issued under employee share plans	—	—	1,211	6,941	—	(5,678)	—	1,263	—	1,263
Share-based compensation	—	—	—	—	7,551	—	—	7,551	—	7,551
BALANCES AT DECEMBER 31, 2012	74,487	745	(708)	(4,057)	337,639	24,032	208	358,567	386	358,953
Consolidated net loss	—	—	—	—	—	(14,520)	—	(14,520)	(11)	(14,531)
Foreign currency translation and reclassification	—	—	—	—	—	—	2,888	2,888	—	2,888
Change in noncontrolling interest	—	—	—	—	(6,755)	—	—	(6,755)	148	(6,607)
Shares issued under employee share plans, net	1,335	13	671	3,907	1,314	(4,625)	—	609	—	609
Share-based compensation	—	—	—	—	11,746	—	—	11,746	—	11,746
BALANCES AT DECEMBER 31, 2013	75,822	$758	(37)	$(150)	$343,944	$4,887	$3,096	$352,535	$523	$353,058

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(14,531)	$(14,082)	$(67,232)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	6,924	10,009	14,881
Goodwill impairment	—	—	16,300
Depreciation	5,797	7,366	7,939
Amortization of intangible assets	—	644	1,534
Deferred income tax expense	2,706	4,892	26,900
Provision for doubtful receivables	1,813	825	509
Share-based compensation expense	11,746	7,282	4,540
Change in fair value of acquisition-related contingent consideration	—	—	3,222
Amortization of debt costs	798	2,615	2,182
Other, net	470	667	(661)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,401	(13,529)	30,831
Other current and long-term assets	1,337	(1,708)	(1,294)
Accounts payable	3,786	(4,240)	(13,640)
Accrued compensation and related liabilities	845	7,352	(3,115)
Other current and long-term liabilities	5,868	(6,004)	(2,790)
Income taxes payable/refundable	(4,745)	(936)	(2,568)
Cash provided by operating activities — continuing operations	25,215	1,153	17,538
Cash provided by (used in) operating activities — discontinued operations	(1,273)	(2,830)	13,984
Cash provided by (used in) operating activities	23,942	(1,677)	31,522

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(895)
Purchases of property and equipment, net	(5,213)	(3,243)	(12,974)
Cash used in investing activities — continuing operations	(5,213)	(3,243)	(13,869)
Cash provided by (used in) investing activities — discontinued operations	(313)	37,754	(2,457)
Cash provided by (used in) investing activities	(5,526)	34,511	(16,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	302,135	337,475	377,676
Payments on long-term debt	(328,354)	(377,617)	(399,483)
Employee stock purchases and options exercised	2,449	1,263	7,490
Purchase of shares for employee tax withholdings	(1,840)	—	—
Credit facility fees paid	—	(3,389)	(2,000)
Payment of initial fair value of acquisition-related contingent consideration	(3,428)	—	—
Purchase of noncontrolling interests	(800)	—	—
Other, net	(95)	(688)	(1,019)
Cash used in financing activities — continuing operations	(29,933)	(42,956)	(17,336)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,849)	3,404	(1,622)
Net decrease in cash and cash equivalents	(14,366)	(6,718)	(3,762)
Cash and cash equivalents, beginning of period	58,849	65,567	69,329
Cash and cash equivalents, end of period	$44,483	$58,849	$65,567
See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

Ciber is a leading global information technology (“IT”) company with a wide range of technology expertise. We serve a variety of clients, including Fortune 500 and middle-market companies, as well as governmental agencies and educational institutions. We solve complex IT and business issues across various industries such as manufacturing, healthcare and life sciences, communications, energy and utilities, and financial services. The three pillars of our business include Application Development and Maintenance (“ADM”), Independent Software Vendor relationships (“ISVs”) and Ciber Managed Services (“CMS”). We combine local, on-site account management with a global delivery model to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources. To a lesser extent, we also resell certain IT hardware and software products.

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

In June 2013, we entered into an agreement to purchase all of the noncontrolling interests of one of our foreign subsidiaries for future cash payments of approximately $7.3 million, of which $0.8 million was paid in the the fourth quarter of 2013 and the remainder will be paid in the fourth quarter of 2014 and second quarter of 2015. Effective with the date of entering into this agreement, we derecognized the previously recorded noncontrolling interests relating to this subsidiary and recorded a liability for the present value of future cash payments on our consolidated balance sheet. We recorded the excess of the present value of future cash payments over the book value of noncontrolling interests as a reduction to Ciber, Inc. shareholders' equity.

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

(d) Revenue Recognition

Ciber earns revenue primarily from providing IT services to its clients, and to a much lesser extent, from the sale and resale of IT hardware and software products.  Ciber's consulting services revenue comes from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes; (2) general IT consulting services, such as system selection or assessment, feasibility studies, training and staffing; and (3) managed IT services in which we manage, staff, maintain, host or otherwise run solutions and/or systems for our customers.  Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue.  Fees for these contracts may be in the form of time-and-materials, unit-priced or fixed-price billings.  The majority of our consulting services revenue is recognized under time-and-materials contracts as hours and costs are incurred.  Consulting services revenue also includes project-related reimbursable expenses for travel and other out-of-pocket expenses separately billed to clients.

Revenue for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients is generally recognized based on the percentage-of-

completion method.  Under the percentage-of-completion method, management estimates the percentage of completion based upon the contract costs incurred to date as a percentage of the total estimated contract costs.  If the total cost estimate exceeds revenue, we accrue for the estimated loss immediately.  The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions as to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in estimated costs.  Estimates of total contract costs are continuously monitored during the term of the contract and recorded revenues and costs are subject to revision as the contract progresses.  Such revisions may result in increases or decreases to revenue and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified.

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

Outsourcing and managed IT services arrangements typically span several years.  Revenue from time-and-materials contracts is recognized as the services are performed.  Revenue from unit-priced contracts is recognized as transactions are processed based on objective measures of output.  Revenue from fixed-price contracts is recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern.  Costs related to delivering managed services are expensed as incurred, with the exception of labor and other direct costs related to the set-up of processes, personnel and systems, which are deferred during the transition period when appropriate criteria have been met and expensed ratably over the period services are provided.  Amounts billable to the client for transition or set-up activities, which do not have standalone value, are also deferred and recognized as revenue ratably over the period that the managed services are provided.

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

Other revenue primarily includes sales of third-party software products and related support services and commissions on sales of IT products and, to a lesser extent, sales of proprietary software products.  Where we are the re-marketer of certain IT products, commission revenue is recognized when the products are drop-shipped from the vendor to the customer.  Our commission revenue represents the sales price to the customer less the cost paid to the vendor. Some software license arrangements also include implementation services and/or post-contract customer support.  In such multi-element software arrangements, if the criteria are met, revenue is recognized when VSOE of the fair value of each undelivered element has been established.  Generally our license arrangements containing multiple elements do not qualify for separate accounting for the implementation services, and the software license revenue and the related costs of third-party software products are generally recognized together with the software implementation services using the percentage-of-completion method. Revenue for software post-contract support is recognized ratably over the term of the related agreement.

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

 (e) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased.  Substantially all of our cash balance at December 31, 2013 and 2012 was held by our foreign subsidiaries.

(f) Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable at their face amount less an allowance for doubtful accounts.  On a regular basis, we evaluate our client receivables, especially receivables that are past due, and we establish an allowance for doubtful accounts based upon specific identification of probable losses. Accounts receivable losses are deducted from the allowance and the related accounts receivable balances are written off when the receivables are deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received.

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

(h) Long-Lived Assets (excluding Goodwill)

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

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

(j) Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the period.  The resulting translation adjustments are included in "accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets.  Gains and losses arising from inter-company international transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. Foreign currency translation adjustments are reclassified into our Consolidated Statement of Operations when our interest in subsidiaries with a functional currency is substantially liquidated.

All foreign currency transaction gains and losses, including foreign currency gains and losses on short-term inter-company loans and advances, are included in "other expense, net" in the Consolidated Statements of Operations as incurred.

(k) Share-Based Compensation

We record share-based compensation expense for awards of equity instruments to employees based on the estimated grant-date fair value of these awards, over the period the employees are required to provide services to earn the awards.  Share-based compensation cost is recognized in "selling, general and administrative expense" in the Consolidated Statements of Operations.

To the extent available, we issue treasury shares when option awards are exercised or RSU awards vest. When treasury stock is not available we issue new shares of Ciber common stock for share based awards.

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

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature. The fair value of our reporting units utilized in our annual goodwill impairment assessment, which utilizes level 3 assumptions, is discussed in Note 7. The fair value of the borrowings under our ABL Facility utilizing level 2 assumptions is discussed in Note 9. Restructuring liabilities for office closures, discussed in note 14, are recorded at estimated fair value utilizing level 3 assumptions, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

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

From time to time, Ciber will also enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results.  We generally have not elected hedge accounting for these derivatives.  At December 31, 2013 and 2012, we did not have any material outstanding derivative instruments.

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

The balance of "accumulated other comprehensive income (loss)" reflected on the Consolidated Balance Sheets was comprised of the following:

Foreign Currency Translation
(in thousands)
Balance at January 1, 2012	$(7,006)
Change in foreign currency translation	7,214
Balance at December 31, 2012	208
Amount reclassified from accumulated other comprehensive income	1,008
Change in foreign currency translation	1,880
Balance at December 31, 2013	$3,096

(o) Contingencies

We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.
As previously reported, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The court made a determination in 2013 which is now under appeal by the plaintiffs. Based on information known to us, we have established a reserve that we believe is reasonable. We are unable to predict the outcome of this matter.
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Ciber is vigorously defending the allegations. The matter is ongoing in the appellate courts where Camsoft has filed a notice of appeal with the Federal Court of Appeals while Ciber and the other defendants have filed notices of appeal with the Fifth Circuit Court of Appeals and with the Federal Court of Appeals. Based on information known to us, we have established a reserve that we believe is reasonable. We are unable to predict the outcome of this litigation.

As previously reported, in October 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber and several of its current and former officers. In November 2013, we entered into a settlement among the lead plaintiff and the defendants that involved funds paid by our insurers being placed into a fund for the benefit of the class. The Court issued preliminary approval of the settlement, subject to final approval after the completion of certain events, including notice to the putative class. We have not made any admission of liability or wrongdoing by entering into this settlement. Notices to potential class members has begun.
    As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court issued an order dismissing the amended complaint.  The Court permitted the plaintiff until February 26, 2014 to amend the complaint.
In February 2014, a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., was filed in the District Court in Arapahoe County Colorado state court against several of our current and former officers and our then-current board of directors.  This Complaint generally alleges that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants are alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company.  Other claims include unjust enrichment and insider trading. Plaintiff Denny made a litigation demand on the Board in March 2012 to investigate the allegations and bring suit against the directors and executive officers of the Company.  In response, the Board formed an Independent Committee to investigate the claims.  In December 2012, after completing its investigation and finding that the claims were without merit, the Independent Committee formally refused the Plaintiff's demand.  We believe the derivative lawsuit is without merit and we intend to vigorously defend against the claims.  We are unable to predict the outcome of this litigation.
(p) Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830)-Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-05"). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). The objective of this update is to eliminate the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

(2) Discontinued Operations

2013 — During the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as a discontinued operation. Accordingly, the operations and cash flows were removed from our consolidated operating results. In connection wit    h the substantial liquidation of our Russian investment in the fourth quarter of 2013, we released the related cumulative translation adjustment of approximately $1 million from accumulated other comprehensive income into loss from discontinued operations.

2012 — On March 9, 2012, we sold substantially all of the assets and certain liabilities of our Federal division. On October 15, 2012, we sold certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing ("ITO") practice. Effective with meeting the discontinued operations criteria, the operations and cash flows of these sold businesses were removed from our consolidated operating results. However, in connection with the sale of the Federal division and ITO practice, we have retained certain assets and liabilities. Some of these items, including certain possible contingent liabilities, may not be settled for several years. Accordingly, adjustments to such items will be recorded through our results of operations in future periods.

To report the results of discontinued operations, we are required to adjust the reported results of the business sold or shut down from those previously reported as part of operating income by reporting segment. These adjustments eliminate corporate overhead allocations and adjust for costs of the business that will not be recognized on a going-forward basis. These adjustments have been made for all periods presented.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total revenues	$5,424	$90,777	$196,245
Operating expenses	11,177	93,319	190,039
Goodwill impairment	—	—	27,400
Operating loss from discontinued operations	(5,753)	(2,542)	(21,194)
Interest and other expense	1,008	90	334
Loss from discontinued operations before income taxes	(6,761)	(2,632)	(21,528)
Income tax expense (benefit)	211	808	(6,647)
Loss from discontinued operations, net of taxes	(6,972)	(3,440)	(14,881)

Gain (loss) on sale	48	(7,256)	—
Income tax benefit	—	(687)	—
Gain (loss) on sale, net of income taxes	48	(6,569)	—
Total loss from discontinued operations, net of income taxes	$(6,924)	$(10,009)	$(14,881)

(3) Acquisition Consideration

In 2011 we fixed the value of the future acquisition-related contingent consideration for our 2010 acquisition of Segmenta A/S at approximately $10 million, of which $2.1 million was paid in 2011. On May 31, 2013 we paid $7.1 million to settle this liability. The change in management's estimate of the amount to be paid was recorded in "other expense, net" on the Consolidated Statements of Operations. The liability was recorded in “other accrued expenses and liabilities” on the Consolidated Balance Sheets, and changes in the value of the liability from January 1, 2011 through December 31, 2013 were due to the following:

Contingent Consideration
(In thousands)
Balance at January 1, 2011	$5,062
Change in fair value of acquisition-related contingent consideration	3,222
Interest expense accretion	676
Payments	(2,080)
Foreign exchange rate changes	(404)
Balance at December 31, 2011	6,476
Interest expense accretion	396
Foreign exchange rate changes	114
Balance at December 31, 2012	6,986
Interest expense accretion	176
Foreign exchange rate changes	(97)
Payments	(7,065)
Balance at December 31, 2013	$—

During 2011, we also paid $0.9 million of additional consideration related to a 2008 acquisition.

(4) Loss Per Share

The details of our net loss attributable to Ciber, Inc. is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

NET LOSS FROM CONTINUING OPERATIONS	$(7,607)	$(4,073)	$(52,351)
Net income (loss) attributable to noncontrolling interests	(11)	545	29
Net loss attributable to Ciber, Inc. from continuing operations	(7,596)	(4,618)	(52,380)
Loss from discontinued operations, net of income tax	(6,924)	(10,009)	(14,881)
Total net loss attributable to Ciber, Inc.	$(14,520)	$(14,627)	$(67,261)

Dilutive securities, including stock options and restricted stock units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss attributable to Ciber, Inc. from continuing operations or when stock options have an exercise price that is greater than the average market price of Ciber common stock during the period. Because we had a net loss attributable to Ciber, Inc. from continuing operations for the years ended, December 31, 2013, 2012 and 2011, approximately 6.1 million, 9.0 million and 8.2 million anti-dilutive securities were excluded from the loss per share calculations.

(5) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2013	2012
	(In thousands)
Billed accounts receivable	$153,011	$154,484
Unbilled - scheduled billings	29,993	31,258
Costs and estimated earnings in excess of billings	8,713	16,267
	191,717	202,009
Less allowance for doubtful accounts	(2,335)	(1,752)
Accounts receivable, net	$189,382	$200,257

The activity in the allowance for doubtful accounts consists of the following:

		Additions		Effect of foreign exchange rate changes
	Balance at beginning of period	Charge to cost and expense			Balance at end of period
			Deductions
			Write-offs
	(In thousands)
Year ended December 31, 2011	$7,367	337	(6,280)	(2)	$1,422
Year ended December 31, 2012	$1,422	825	(580)	85	$1,752
Year ended December 31, 2013	$1,752	1,813	(1,312)	82	$2,335

(6) Property and Equipment

Property and equipment consists of the following:

	December 31,
	2013	2012
	(In thousands)
Computer equipment and software	$44,403	$44,059
Furniture and fixtures	9,525	9,051
Leasehold improvements and other	7,495	8,432
	61,423	61,542
Less accumulated depreciation	(48,500)	(47,859)
Property and equipment, net	$12,923	$13,683

(7) Goodwill

The changes in the carrying amount of goodwill are as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2012	$139,723	$135,781	$275,504
Amount allocated to discontinued operations	(1,100)	(2,100)	(3,200)
Effect of foreign exchange rate changes	4,295	—	4,295
Balance at December 31, 2012	142,918	133,681	276,599
Effect of foreign exchange rate changes	4,359	—	4,359
Other	756	—	756
Balance at December 31, 2013	$148,033	$133,681	$281,714

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

As a result of the first step of our goodwill impairment test as of June 30, 2013, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 16% and 19%, respectively, thus no impairment was indicated. As of June 30, 2013 we updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future. As of December 31, 2013, we reviewed and noted no events which had occurred or circumstances which changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

During our annual impairment test in 2011, and as a result of the decreased operating performance of our former IT Outsourcing division, including a lag in new sales and our inability to achieve operational efficiencies, we recorded a related impairment charge of $16.3 million. On October 15, 2012, we sold our IT Outsourcing division.

(8) Operating Leases

We have non-cancelable operating leases primarily for our office space, automobiles and office equipment. Expense for operating leases totaled approximately $25.4 million, $29.7 million and $28.2 million in 2013, 2012 and 2011, respectively.

Future minimum operating lease payments as of December 31, 2013, are:

Rental Payments
(In thousands)
2014	$22,184
2015	15,729
2016	12,087
2017	8,113
2018	6,510
Thereafter	3,575
$68,198

(9) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $56.7 million at December 31, 2013. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of December 31, 2013, we had no borrowings outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the same Well Fargo Credit Agreement, we had borrowed a $7.5 million term loan (the “Term Loan”) in May 2012. On March 29, 2013, we used funds available under the ABL Facility to pay down the Term Loan in full. Because the Term Loan was paid off, we are no longer required to comply with any specific financial covenants.

Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the ABL Facility are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. During the year ended December 31, 2013, our weighted average interest rate on our outstanding borrowing under the ABL Facility was 3.33%.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility. The ABL Facility also includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for 5 consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At December 31, 2013, we had no foreign borrowings that were subject to the bank's dominion.

The ABL Facility generally contains customary events of default for credit facilities of this type, including nonpayment, material inaccuracy of representations and warranties, violation of covenants, default of certain other agreements or indebtedness, bankruptcy, material judgments, invalidity of the ABL Facility or related agreements, and a change of control.

In connection with the ABL Facility, we capitalized debt issuance costs that we are amortizing to interest expense over the terms of the borrowing arrangements. At December 31, 2013, the balance of unamortized debt fees was $1.9 million.

The carrying value of the outstanding borrowings under the ABL Facility approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed materially since entering into the facility in May 2012. If Ciber's credit risk were to change, we would estimate the fair value of our borrowings using discounted cash flow analysis based on current rates obtained from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be level 2 inputs, which include inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly.

Long-Term Debt — Long-term debt consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Revolving credit facilities	$—	$19,775
Term loans	—	6,250
Total bank debt	—	26,025
Capital lease obligations	53	102
Total debt	53	26,127
Less current portion	53	6,337
Long-term debt	$—	$19,790

(10) Other Expense

Other expense, net consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Foreign exchange gains (losses), net	$(16)	$(462)	$613
Change in fair value of acquisition-related contingent consideration	—	—	(3,222)
Other	—	103	69
Other expense, net	$(16)	$(359)	$(2,540)

(11) Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$(496)	$36	$(1,054)
State and local	70	280	250
Foreign	4,148	5,816	6,224
	3,722	6,132	5,420
Deferred:
Federal	3,396	4,528	22,713
State and local	611	647	3,247
Foreign	(1,301)	(283)	940
	2,706	4,892	26,900
Income tax expense	$6,428	$11,024	$32,320

U.S. and foreign income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$(3,487)	$(5,058)	$(49,104)
Foreign	2,308	12,009	29,073
Income (loss) before income taxes	$(1,179)	$6,951	$(20,031)

U.S. and foreign income tax expense are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$3,581	$5,491	$25,156
Foreign	2,847	5,533	7,164
Income tax expense	$6,428	$11,024	$32,320

Income tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$(413)	$2,433	$(7,011)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	443	927	3,497
Non-deductible other costs	1,329	1,678	1,489
Goodwill impairment	—	—	1,811
Valuation allowance	6,752	8,039	27,028
Foreign cash repatriation	(2,783)	—	10,500
Impact of foreign tax	(1,002)	(2,347)	(3,425)
Provision for uncertain tax position	2,208	1,064	(880)
Other	(106)	(770)	(689)
Income tax expense	$6,428	$11,024	$32,320

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Accrued expenses	$9,904	$9,637
Federal tax credit carryforwards	15,837	6,884
U.S. net operating loss ("NOL") carryforwards	13,206	15,967
Foreign NOL carryforwards	7,500	10,198
Other	6,445	4,154
Total gross deferred tax assets	52,892	46,840
Less valuation allowance	(51,160)	(44,296)
Deferred tax assets, net	1,732	2,544
Deferred tax liabilities:
Goodwill	(23,914)	(19,906)
Other	(883)	(2,937)
Total gross deferred tax liabilities	(24,797)	(22,843)
Net deferred tax liability	$(23,065)	$(20,299)
Balance sheet classification of deferred taxes:
Deferred tax asset — current	$818	$1,890
Deferred tax asset — long-term	913	122
Deferred tax liability — current	(886)	(463)
Deferred tax liability — long-term	(23,910)	(21,848)
Net deferred tax liability	$(23,065)	$(20,299)

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

As a result of domestic losses, in 2011 we recorded a non-cash charge of approximately $29.1 million to provide a valuation allowance for all of our domestic deferred tax assets. In addition, we have not recorded any deferred tax benefit for any domestic tax operating losses since then. The establishment of a valuation allowance does not impair our ability to utilize the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance. At December 31, 2013, we have Federal net operating loss ("NOL") and Federal tax credit carryforwards of approximately $34 million and $19 million, respectively. U.S. NOL carryforwards of $2 million begin to expire in 2022 while the remaining NOL carryforwards do not begin to expire until 2031. Our Federal tax credit carryforwards are subject to certain annual usage limits, but do not begin to expire until 2025. At December 31, 2013, we also have approximately $30 million of foreign NOL carryforwards. We have recorded a valuation allowance for most all of our foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them.  Approximately 21% of the foreign NOL carryforwards may expire.

In January 2012, we repatriated $30 million of foreign cash to the U.S. in connection with payments due under our prior credit facility. Due to our available U.S. net operating losses carryforwards and the related full valuation allowance, the repatriation did not have a material tax impact on our reported tax expense. At December 31, 2013, we estimate the undistributed earnings and profits of our foreign subsidiaries that would be subject to U.S. taxes totaled approximately $69 million. Quantification of the U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not practicable.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when based upon the technical merits, it is "more-likely-than-not" that the tax position will be sustained upon examination. The changes in the balance of our unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2012	$6,528
Increases related to prior year tax positions	108
Increases related to current year tax positions	1,103
Decreases related to settlements with tax authorities	(2,118)
Lapse of statute of limitations	(147)
Balance at December 31, 2012	5,474
Increases related to prior year tax positions (net)	51
Increases related to current year tax positions	2,157
Balance at December 31, 2013	$7,682

Our unrecognized tax benefits totaled $7.7 million at December 31, 2013. If recognized, all of these benefits would affect our future income tax expense, prior to the impact of any related valuation allowance.  We believe that it is not reasonably possible that any significant unrecognized tax benefits will be released in the next twelve months. Note that the amounts recorded for our unrecognized tax benefits represent management estimates, and actual results could differ which would impact our effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statements of operations. We have not recorded a material amount of interest and penalties during 2013, 2012, and 2011.

We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions.  We are routinely subject to examination by various domestic and foreign tax authorities.  The outcome of tax audits is always uncertain and could result in cash tax payments that could be material. Additionally, tax audits may take long periods of time to ultimately resolve.  We do not believe the outcome of any tax audits at December 31, 2013, will have a material adverse effect on our consolidated financial position or results of operations. With limited exception, we are no longer subject to U.S. Federal and state income tax audits for years through 2009.  Our most significant foreign operations and the most recent year for which they are no longer subject to tax examination are as follows: Germany-2008; India-2008; Netherlands-2009; Norway-2002; and the UK-2011.

(12) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan. We match a portion of the employees' contribution and the vesting of this matching contribution occurs over six years.  Forfeitures reduce our matching contributions.  We record forfeitures when a participant's employment ends.  We recorded expense of $1.3 million, $1.0 million and $1.0 million in 2013, 2012 and 2011, respectively, related to this plan.

(13) Shareholders' Equity

Share-Based Compensation — On April 27, 2004, our shareholders approved the adoption of the Ciber, Inc. 2004 Incentive Plan (the "2004 Plan").  To date, 20,350,000 shares of Ciber, Inc. common stock have been authorized for issuance under the 2004 Plan.  The plan administrators may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants.  The Compensation Committee of the Board of Directors determines the number, nature and vesting of such awards.  As of December 31, 2013, there were 8,180,639 shares available for future grants under the 2004 Plan.

On November 9, 2010, the Board of Directors adopted a new non-employee director compensation program effective January 1, 2011. Under the new program, upon election or appointment to the Board of Directors, non-employee directors are granted restricted stock units ("RSUs") valued at $100,000 of Company common stock (the "initial grant") and non-employee directors are granted RSUs valued at $100,000 of Company common stock annually (the "annual grant"). The initial grant and annual grant vest in equal quarterly installments over a period of three years and one year, respectively. Compensation expense for equity grants to non-employee directors was approximately $558,000, $517,000, and $349,000 for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in our total recorded share-based compensation costs.

From time to time, Ciber has made inducement grants to executive level employees. They are generally granted with an exercise price equal to the market value of our common stock on the date of issuance with similar vesting terms as awards granted under the 2014 Plan. These grants are outside of the 2004 Plan and are not subject to shareholder approval.

The table below summarizes the amounts recorded in the Consolidated Statements of Operations for share-based compensation:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Share-based compensation costs — continuing operations	$11,746	$7,282	$4,540
Share-based compensation costs — discontinued operations	—	269	371
Total share-based compensation costs included in consolidated net loss	$11,746	$7,551	$4,911

Options

Options granted under the 2004 Plan generally have an exercise price that is equal to the market value of our common stock on the date of issuance.  Options granted during the last three fiscal years under the 2004 Plan are subject to cliff or graded vesting.  Graded vesting generally ranges from two to three years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our International segment, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date.  Options granted during the last three fiscal years under the 2004 Plan had contractual terms of five years to seven years. We did not grant any options during 2013.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method.  Compensation costs related to options with graded vesting are recognized on a straight-line basis over the vesting period.  The expected life for options with a contractual life of 10 years is derived from historical data pertaining to option exercises and employee terminations.  The expected life for options with a contractual life of less than 10 years is derived using the SEC's "simplified method," as we do not have sufficient historical data pertaining to options with contractual lives of less than 10 years upon which to base an expected term assumption.  Expected volatilities are based on historical volatility of our common stock.  The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experience and expected future changes.

A summary of the weighted average assumptions used to value options granted and the grant date fair value follows:

	Year Ended December 31,
	2012	2011
Expected life (in years)	4.4	4.2
Risk-free interest rate	0.63%	1.34%
Expected volatility	70%	67%
Dividend yield	0%	0%
Fair value	$2.13	$2.55

A summary of stock option activity for 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts or as otherwise disclosed)
Outstanding at January 1, 2013	8,115	$4.58
Granted	—	$—
Exercised	(635)	$3.43
Expired or canceled	(1,801)	$6.00
Forfeited	(302)	$4.42
Outstanding at December 31, 2013	5,377	$4.33	3.22	$3,500
Vested and expected to vest at December 31, 2013	5,336	$4.34	3.19	$3,469
Exercisable at December 31, 2013	4,375	$4.55	2.86	$2,682

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $0.5 million, $0.3 million, and $2.1 million during the years ended December 31, 2013, 2012, and 2011, respectively.

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

A summary of RSU activity for 2013 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Nonvested shares outstanding at January 1, 2013	1,685	$4.43
Granted	3,244	$4.12
Vested	(1,770)	$4.29
Forfeited	(410)	$4.06
Nonvested shares outstanding at December 31, 2013	2,749	$4.09

The total fair value of RSUs that vested during the years ended December 31, 2013, 2012, and 2011, was $6.8 million, $2.9 million, and $2.8 million, respectively.

As of December 31, 2013, there was approximately $9.3 million of total unrecognized compensation cost related to the nonvested stock options and RSUs disclosed in the tables above.  That cost is expected to be recognized over a weighted average period of 2.0 years.

At December 31, 2013, there were 16,305,984 shares of Ciber common stock reserved for share-based awards outstanding or available for future grants under our share-based plans.

 Employee Stock Purchase Plan — Under our Employee Stock Purchase Plan ("ESPP"), which is a non-qualified plan, substantially all employees may elect to contribute up to 10% of their compensation during one calendar year, or a maximum of $10,000.  Our ESPP allows eligible employees to purchase shares of our common stock at a price equal to 95% of fair market value on the last day of the applicable three-month offering period.  The Company records no compensation cost for our ESPP. We issued approximately 206,000, 281,000, and 442,000 shares in 2013, 2012, and 2011, respectively, under our ESPP.

Shelf Registration Statements on Form S-4 — At December 31, 2013, we had two effective registration statements on Form S-4, under which together approximately 13,469,000 shares of our common stock remained available.  The shares available under either one of these registration statements may be used by Ciber from time to time in connection with future business combinations.

Stock Purchase Rights — Pursuant to our Rights Agreement, dated August 31, 1998, Ciber, Inc. paid a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Ciber, Inc. common stock ("Common Stock") on September 21, 1998.  A Right is also attached to all shares of Common Stock issued after the dividend date.  On May 2, 2008, we amended and restated our original Rights Agreement.  Under the Amended Rights Agreement, each shareholder of the Company holds one Right for each share of Common Stock held.  The Rights generally become exercisable only in the event that an acquiring party accumulates 15% or more of our outstanding Common Stock.  Each Right entitles the registered holder to purchase one thousandth of a share of Series A Junior Participating Preferred Stock of Ciber, Inc., par value $0.01, at a purchase price of $37.00, subject to the conditions set forth in the Amended Rights Agreement.  If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holder to purchase Common Stock with a value equal to twice the exercise price of the Right.  In the event that, after an acquiring party has accumulated 15% or more of our outstanding Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets, cash flow or earning power are sold, each unexercised Right (except for the Rights held by the acquiring party) would thereafter allow its holder to purchase stock of the acquiring company (or our Common Stock if it is the surviving company to the transaction) with a value equal to twice the purchase price of the Right.  If the Rights were fully exercised, the shares issued would cause substantial dilution to the acquiring party or the shareholders of the acquiring company.  The Amended Rights Agreement provides a period of time during which we may redeem the Rights, in whole or in part at a price of $0.001 per Right, such that this period will end on the earlier of (i) the tenth business day following the date a person or group becomes the beneficial owner of 15% or more of the Common Stock or (ii) the final expiration date of the Rights, which is May 2, 2018.

(14) Restructuring Charges

2013 Plan

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan are expected to impact approximately 250 employees. The 2013 Plan began in the third quarter of 2013 and a majority of restructuring activities have been completed as of December 31, 2013. The total amount of the restructuring charges for the 2013 Plan are expected to be approximately $13 million, substantially all of which will be settled in cash. The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs.

The changes in our 2013 Plan restructuring liabilities, which are recorded in other accrued expenses, during 2013 are as follows:

(In thousands)
Restructuring liability, as of January 1, 2013	$—
Restructuring charges	13,421
Non-cash items	(137)
Cash paid	(5,990)
Foreign exchange rate changes	160
Restructuring liability, as of December 31, 2013	$7,454

Restructuring charges by segment are as follows:

Year ended December 31, 2013 (1)
(In thousands)
North America	$660
International	12,116
Other	64
Corporate	581
Total	$13,421
(1) As a majority of the actions have been completed through December 31, 2013, the total charges to date approximate the total anticipated charges by segment.

2012 Plan

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). The restructuring activities commenced in the fourth quarter of 2012 and related primarily to the consolidation of our real estate footprint, as well as organizational changes designed to simplify business processes, move decision-making closer to the marketplace, and create operating efficiencies. In the third quarter of 2013, all restructuring actions associated with this plan were completed. Total restructuring charges associated with the 2012 Plan were $11 million, of which approximately $1 million are non-cash charges related to stock compensation and lease-related expenses. The total restructuring expenses for the 2012 Plan include approximately $7 million related to personnel severance and related benefits primarily in our International segment, and approximately $4 million related to the closure of 17 offices and the consolidation of those locations into other existing Ciber locations, mostly in North America.

The changes in our restructuring liabilities, which are recorded in other accrued expenses, during 2012 and 2013 are as follows:

	Employee Severance and Termination	Office Closures	Total
	(In thousands)
Restructuring liability, as of January 1, 2012	$—	$—	$—
Restructuring charges	6,517	1,464	7,981
Non-cash items	(743)	68	(675)
Cash paid	(2,218)	—	(2,218)
Restructuring liability, as of January 1, 2013	3,556	1,532	5,088
Restructuring charges	370	3,132	3,502
Non-cash items	—	510	510
Cash paid	(3,851)	(2,421)	(6,272)
Foreign exchange rate changes	(75)	17	(58)
Restructuring liability, as of December 31, 2013	$—	$2,770	$2,770

Restructuring charges by segment are as follows:

	Year ended December 31, 2013	Plan to Date (1)
	(In thousands)
North America	$241	$1,705
International	1,306	7,080
Corporate (2)	1,955	2,698
Total	$3,502	$11,483
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

(15) Segment Information

Excluding discontinued operations, our operating divisions for 2013 consisted of International and North America. Our International division provides a range of IT consulting services, including ERP software implementation, application development, and systems integration and support services, with a significant emphasis on SAP-related solutions and services.  Our North America division primarily provides application development, integration, support, as well as software implementation services for ERP software from software vendors such as Oracle, SAP and Lawson. North America also provides a wide range of managed services offerings to support the above products. All prior period segment data has been adjusted to conform to the 2013 presentation.

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

In 2013, the Netherlands and Germany comprised approximately 14% and 13% of our consolidated revenue, respectively. No individual country other than the United States comprised more that 10% of our long-lived assets at December 31, 2013.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
International	$456,424	$434,193	$460,197
North America	423,340	432,832	429,289
Other	3,357	3,109	3,510
Inter-segment	(5,828)	(4,537)	(4,610)
Total revenues	$877,293	$865,597	$888,386

Operating income (loss) from continuing operations:
International	$23,390	$23,245	$25,583
North America	33,511	30,169	12,385
Other	315	446	499
Corporate expenses	(39,774)	(32,005)	(29,680)
Unallocated results of discontinued operations	—	(562)	(1,355)
Earnings before interest, taxes, amortization and restructuring	17,442	21,293	7,432
Goodwill impairment	—	—	(16,300)
Amortization of intangible assets	—	(644)	(1,534)
Restructuring charges	(16,923)	(7,981)	—
Total operating income (loss) from continuing operations	$519	$12,668	$(10,402)

Our revenue by location is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total foreign revenue (1)	$464,115	$444,253	$472,263
Total domestic revenue (1)	$413,178	$421,344	$416,123

Netherlands (2)	$121,875	$120,325	$136,980
Germany (2)	$111,779	$104,007	$106,588
(1) Represents sales to all foreign/domestic clients based on client locations.
(2) Represents revenues based on Ciber locations.

Long-lived assets by location are as follows:

	December 31,
	2013	2012
	(In thousands)
Total foreign long-lived assets (1)	$160,881	$156,047
Total domestic long-lived assets (2)	$139,365	$141,142
(1) This balance includes $148.0 million and $142.9 million of goodwill as of December 31, 2013 and 2012, respectively.
(2) This balance includes $133.7 million of goodwill as of December 31, 2013 and 2012.

(16) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash paid for interest	$1,974	$5,655	$7,272
Cash paid for income taxes, net	$5,714	$6,182	$8,616

(17) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2013
Revenues	$219,541	$220,395	$215,057	$222,300	$877,293
Gross profit	55,226	56,038	54,062	57,731	223,057
Operating income (loss) from continuing operations	4,786	5,035	(13,469)	4,167	519
Net income (loss) from continuing operations	1,449	2,935	(13,513)	1,522	(7,607)
Income (loss) from discontinued operations, net of income tax	18	(4,555)	(952)	(1,435)	(6,924)
Net income (loss) attributable to Ciber, Inc.	1,613	(1,766)	(14,469)	102	(14,520)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.02	$0.04	$(0.18)	$0.02	$(0.10)
Discontinued operations	—	(0.06)	(0.01)	(0.02)	(0.09)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.02	$(0.02)	$(0.19)	$—	$(0.19)

Year Ended December 31, 2012
Revenues	$218,580	$216,264	$211,216	$219,537	$865,597
Gross profit	55,326	57,514	53,420	57,218	223,478
Operating income (loss) from continuing operations	7,094	4,650	4,297	(3,373)	12,668
Net income (loss) from continuing operations	1,286	422	195	(5,976)	(4,073)
Loss from discontinued operations, net of income tax	(83)	(297)	(9,510)	(119)	(10,009)
Net income (loss) attributable to Ciber, Inc.	1,143	(81)	(9,449)	(6,240)	(14,627)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.02	$—	$—	$(0.08)	$(0.06)
Discontinued operations	—	—	(0.13)	—	(0.14)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.02	$—	$(0.13)	$(0.08)	$(0.20)

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

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Ciber's internal control systems were designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The attestation report on our internal control over financial reporting as of December 31, 2013, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 30, 2013, we announced plans to centralize the management of administrative functions in key markets to leverage shared services functions. As a result of the transition of these accounting operations to central locations, the personnel responsible for executing controls over the processing of transactions in certain processes changed. These central locations began processing transactions in the fourth quarter of 2013. Management believes it took the necessary steps to monitor and maintain appropriate internal controls during the period of change.

We continue to monitor the effectiveness of our internal controls and make necessary modifications to our processes and testing as appropriate on an on-going basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.

We have audited Ciber, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December, 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 19, 2014

Item 9B.     Other Information

Not applicable.

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2014 Annual Meeting of Shareholders scheduled for May 7, 2014 (the "2014 Proxy Statement"), within 120 days after December 31, 2013, and certain information included therein is incorporated herein by reference.

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

The additional information required by this item is incorporated by reference from the sections captioned "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance Practices" in Ciber's 2014 Proxy Statement.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation" and "Corporate Governance Practices" in Ciber's 2014 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference from the sections captioned "Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in Ciber's 2014 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Party Transactions" and "Corporate Governance Practices" in Ciber's 2014 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned "Independent Registered Public Accounting Firm" in Ciber's 2014 Proxy Statement.

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Operations — Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2013, 2012, 2011
		Consolidated Balance Sheets — December 31, 2013 and 2012
		Consolidated Statements of Shareholders' Equity — Years Ended December 31, 2013, 2012 and 2011
		Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012 and 2011
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

Ciber, Inc.

By:	/s/ DAVID C. PETERSCHMIDT
David C. Peterschmidt
President and Chief Executive Officer

Date:	February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 19, 2014.

Signature	Title

/s/ DAVID C. PETERSCHMIDT	Chief Executive Officer, President and Director
David C. Peterschmidt	(Principal Executive Officer)

/s/ CHRISTIAN M. MEZGER	Chief Financial Officer
Christian M. Mezger	(Principal Financial Officer)

/s/ CHRISTOPHER L. LOFFREDO	Vice President and Chief Accounting Officer
Christopher L. Loffredo	(Principal Accounting Officer)

*	Chairman of the Board and Director
Paul A. Jacobs

*	Director
Michael Boustridge

*	Director
Jean-Francois Heitz

*	Director
Stephen S. Kurtz

*	Director
Kurt J. Lauk

*	Director
Archibald J. McGill

*	Director
James C. Spira

*	Founder and Director
Bobby G. Stevenson

*By:	/s/ M. SEAN RADCLIFFE
M. Sean Radcliffe
Attorney-in-Fact

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
2.1	Asset Purchase Agreement by and between Ciber, Inc. and CRGT Inc., dated January 21, 2012	8-K	001-13103	1/23/2012
2.2	Asset Purchase Agreement by and between Ciber, Inc. and Savvis Communications Corporation, dated July 28, 2012	10-Q	001-13103	8/7/2012
3.1	Restated Certificate of Incorporation of Ciber, Inc.	10-Q	001-13103	11/7/2005
3.2
Amended and Restated Bylaws of Ciber, Inc., as adopted February 15, 2001; Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted February 18, 2003; Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted May 3, 2005; Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted February 25, 2009
		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between Ciber, Inc. and Wells Fargo Bank, National Association.	8-A/A	001-13103	5/2/2008
10.1*	1989 Ciber, Inc. Employee Stock Option Plan	S-1	33-74774	2/2/1994
10.2*	Form of Ciber, Inc. Non-Employee Directors’ Stock Option Plan	S-1	33-74774	2/2/1994
10.3*	Ciber, Inc. Non-Employee Directors’ Stock Compensation Plan (as amended July 1, 1997)	10-K	001-13103	9/24/1998
10.4*	Ciber, Inc. Equity Incentive Plan, amended and restated as of February 15, 2001	10-Q	001-13103	5/7/2001
10.5*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.6*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.7*	Ciber, Inc. SCB Employment Inducement Award Plan, effective March 1, 2004	S-8	333-113259	3/3/2004
10.8*	Employment Agreement, dated July 1, 2010, between Ciber, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.9*	Ciber Non-Qualified Option Agreement, dated July 1, 2010, between Ciber, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.10*	Employment Agreement dated March 7, 2011 between Ciber, Inc. and Claude J. Pumilia	8-K	001-13103	3/10/2011
10.11*	Ciber Notice of Grant of Stock Options and Non-Qualified Option Agreement, dated April 4, 2011, between Ciber, Inc. and Claude J. Pumilia	8-K	001-13103	4/6/2011
10.12*	Ciber Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement, dated April 4, 2011, between Ciber, Inc. and Claude J. Pumilia	8-K	001-13103	4/6/2011
10.13*	Letter Agreement, effective as of June 16, 2011, between Ciber, Inc. and Bobby G. Stevenson	8-K	001-13103	6/17/2011
10.14**	Letter Agreement by and between Ciber, Inc. and CRGT Inc., dated March 9, 2012	10-K	001-13103	3/12/2012
10.15
Credit Agreement, by and among Ciber, Inc., as U.S. borrower, certain foreign subsidiaries of Ciber, Inc., as European borrowers, Wells Fargo Bank, N.A., as administrative agent, lead arranger, sole arranger, sole book runner and U.K. security trustee, and the lenders from time to time party thereto, dated as of May 7, 2012.

		8-K	001-13103	5/8/2012
10.16	Guaranty and Security Agreement, by and among Ciber, Inc. and certain subsidiaries of Ciber, Inc., in favor of Wells Fargo Bank, N.A., in its capacity as administrative agent, dated May 7, 2012.	8-K	001-13103	5/8/2012
10.17*	Employment and Confidentiality Agreement between Ciber Inc., and Richard A. Genovese dated as of August 21, 2011	8-K	001-13103	4/5/2013
10.18*	Offer Letter from Ciber, Inc. to Anthony Fogel dated February 14, 2012	8-K	001-13103	4/5/2013
10.19*	Employment and Confidentiality Agreement between Ciber, Inc., and Anthony S. Fogel dated as of February 14, 2012	8-K	001-13103	4/5/2013
10.20*	Employment and Confidentiality Agreement between CIBER, Inc. and R. Bruce Douglas dated as of October 4, 2011	8-K	001-13103	4/8/2013
10.21	Amendment No. 2 to Wells Fargo Credit Agreement, dated March 26, 2013	10-Q	001-13103	4/30/2013
10.22*	Ciber, Inc. 2004 Incentive Plan, as amended May 8, 2013	10-Q	001-13103	7/31/2013
10.23*	Mutual Release of Claims between Ciber Inc. and Claude J. Pumilia dated September 16, 2013	10-Q	001-13103	10/29/2013
10.24*	Employment and Confidentially Agreement between Ciber Inc. and Michael E. Lehman dated September 24, 2013	10-Q	001-13103	10/29/2013

10.25*	Mutual Release of Claims between Ciber Inc. and Richard A. Genovese dated January 1, 2014	Filed herewith
10.26*	Employment and Confidentially Agreement between Ciber Inc. and Christian M. Mezger dated June 10, 2013	Filed herewith
21.1	List of Subsidiaries of Ciber, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
*     Indicates a management contract or compensatory plan or arrangement.
** The annexes and schedules to the Letter Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the annexes or schedules to the U.S. Securities and Exchange Commission upon request.