Form 10-Q
period 2014-03-31
CIBER INC
filed 2014-04-29
CIK 918581

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 77,637,804 shares of the registrant’s Common Stock outstanding as of April 25, 2014.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES
Consulting services	$204,981	$209,044
Other revenue	13,030	10,497
Total revenues	218,011	219,541
OPERATING EXPENSES
Cost of consulting services	153,851	157,574
Cost of other revenue	7,589	6,741
Selling, general and administrative	49,640	50,091
Restructuring charges (credit)	(102)	349
Total operating expenses	210,978	214,755
OPERATING INCOME FROM CONTINUING OPERATIONS	7,033	4,786
Interest income	165	365
Interest expense	(362)	(1,057)
Other income (expense), net	(235)	14
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,601	4,108
Income tax expense	2,535	2,659
NET INCOME FROM CONTINUING OPERATIONS	4,066	1,449
Income (loss) from discontinued operations, net of income tax	(142)	18
CONSOLIDATED NET INCOME	3,924	1,467
Net income (loss) attributable to noncontrolling interests	5	(146)
NET INCOME ATTRIBUTABLE TO CIBER, INC.	$3,919	$1,613

Basic and diluted earnings per share attributable to Ciber, Inc.:
Continuing operations	$0.05	$0.02
Discontinued operations	—	—
Basic and diluted earnings per share attributable to Ciber, Inc.	$0.05	$0.02

Weighted average shares outstanding:
Basic	76,452	74,072
Diluted	77,472	74,609

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Consolidated net income	$3,924	$1,467
Foreign currency translation adjustments	908	(7,991)
Comprehensive income (loss)	4,832	(6,524)
Comprehensive income (loss) attributable to noncontrolling interests	5	(146)
Comprehensive income (loss) attributable to Ciber, Inc.	$4,827	$(6,378)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,497	$44,483
Accounts receivable, net of allowances of $2,268 and $2,335, respectively	187,715	189,382
Prepaid expenses and other current assets	23,627	22,794
Total current assets	236,839	256,659

Property and equipment, net of accumulated depreciation of $46,310 and $48,500, respectively	13,745	12,923
Goodwill	282,045	281,714
Other assets	7,118	6,522

TOTAL ASSETS	$539,747	$557,818

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$—	$53
Accounts payable	24,741	34,223
Accrued compensation and related liabilities	49,502	69,622
Deferred revenue	19,017	20,989
Income taxes payable	1,959	1,654
Other accrued expenses and liabilities	34,457	44,190
Total current liabilities	129,676	170,731

Long-term debt	10,577	—
Deferred income taxes	25,045	23,910
Other long-term liabilities	11,918	10,119
Total liabilities	177,216	204,760

Commitments and contingencies

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 77,131 and 75,822 shares issued, respectively	771	758
Treasury stock, at cost, 20 and 37 shares, respectively	(93)	(150)
Additional paid-in capital	349,199	343,944
Retained earnings	8,122	4,887
Accumulated other comprehensive income	4,004	3,096
Total Ciber, Inc. shareholders' equity	362,003	352,535
Noncontrolling interests	528	523
Total equity	362,531	353,058

TOTAL LIABILITIES AND EQUITY	$539,747	$557,818

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Ciber, Inc.
	Common Stock		Treasury Stock			Retained Earnings		Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2014	75,822	$758	(37)	$(150)	$343,944	$4,887	$3,096	$352,535	$523	$353,058
Consolidated net income	—	—	—	—	—	3,919	—	3,919	5	3,924
Foreign currency translation	—	—	—	—	—	—	908	908	—	908
Shares issued under employee share plans, net	1,309	13	17	57	3,387	(684)	—	2,773	—	2,773
Share-based compensation	—	—	—	—	1,868	—	—	1,868	—	1,868
BALANCES AT MARCH 31, 2014	77,131	$771	(20)	$(93)	$349,199	$8,122	$4,004	$362,003	$528	$362,531

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$3,924	$1,467
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Loss (income) from discontinued operations	142	(18)
Depreciation	1,357	1,542
Amortization of intangible assets	—	—
Deferred income tax expense	1,351	1,273
Provision for (recovery on) doubtful receivables	(149)	389
Share-based compensation expense	1,868	1,778
Amortization of debt costs	143	417
Other, net	96	102
Changes in operating assets and liabilities:
Accounts receivable	1,901	(2,753)
Other current and long-term assets	(1,512)	(2,180)
Accounts payable	(9,444)	(4,496)
Accrued compensation and related liabilities	(20,216)	(21,931)
Other current and long-term liabilities	(10,292)	(1,713)
Income taxes payable/refundable	320	(1,123)
Cash used in operating activities — continuing operations	(30,511)	(27,246)
Cash used in operating activities — discontinued operations	(316)	(1,345)
Cash used in operating activities	(30,827)	(28,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(2,124)	(367)
Cash used in investing activities — continuing operations	(2,124)	(367)
Cash used in investing activities — discontinued operations	—	(313)
Cash used in investing activities	(2,124)	(680)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	81,890	78,960
Payments on long-term debt	(71,313)	(73,391)
Employee stock purchases and options exercised	3,399	1,394
Purchase of shares for employee tax withholdings	(626)	—
Cash provided by financing activities — continuing operations	13,350	6,963
Effect of foreign exchange rate changes on cash and cash equivalents	615	(1,216)
Net decrease in cash and cash equivalents	(18,986)	(23,524)
Cash and cash equivalents, beginning of period	44,483	58,849
Cash and cash equivalents, end of period	$25,497	$35,325

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Ciber, Inc. and its subsidiaries (together, “Ciber,” “the Company,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Recent Accounting Pronouncements — In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-5, Foreign Currency Matters (Topic 830)-Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-5"). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in FASB Accounting Standards Codification Topic 830-30 to release any related cumulative translation adjustment into net earnings. ASU 2013-5 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. We adopted this standard as of January 1, 2014 and it did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”). The objective of this update is to eliminate the diversity in practice in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this standard as of January 1, 2014 and it did not have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). This update raises the threshold for disposals to qualify as discontinued operations, and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The guidance is applied prospectively, and early adoption is permitted but only for disposals that have not been reported in financial statements previously issued or available for issue. This ASU may impact our assessment of future disposals, if any, once adopted.

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

(2) Discontinued Operations

During the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as a discontinued operation. Accordingly, the operations and cash flows were removed from our consolidated operating results. In 2012, we sold substantially all of the assets and certain liabilities of our Federal division as well as certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing ("ITO") practice, which have both been previously reported as discontinued operations. In connection with the sale of the Federal division and ITO practice, we retained certain assets and liabilities. Some of these items, including certain possible contingent liabilities, may not be settled for several years. Accordingly, adjustments to such items, as well as administrative expenses associated with these discontinued businesses, are recorded through our results of discontinued operations.

The following table summarizes the results of the discontinued operations during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total revenues	$—	$5,424
Operating expenses	142	5,333
Operating income (loss) from discontinued operations	(142)	91
Interest and other expense	—	—
Income (loss) from discontinued operations before income taxes	(142)	91
Income tax expense	—	121
Loss from discontinued operations, net of taxes	(142)	(30)

Gain on sale	—	48
Income tax benefit	—	—
Gain on sale, net of income taxes	—	48
Total income (loss) from discontinued operations, net of income taxes	$(142)	$18

(3) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income from continuing operations	$4,066	$1,449
Net income (loss) attributable to noncontrolling interests	5	(146)
Net income attributable to Ciber, Inc. from continuing operations	4,061	1,595
Income (loss) from discontinued operations, net of income tax	(142)	18
Net income attributable to Ciber, Inc.	$3,919	$1,613

Denominator:
Basic weighted average shares outstanding	76,452	74,072
Dilutive effect of employee stock plans	1,020	537
Diluted weighted average shares outstanding	77,472	74,609

Basic and diluted earnings per share attributable to Ciber, Inc.:
Continuing operations	$0.05	$0.02
Discontinued operations	—	—
Basic and diluted earnings per share attributable to Ciber, Inc.	$0.05	$0.02

Anti-dilutive securities omitted from the calculation	2,468	5,610

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

(4) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $48.1 million at March 31, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of March 31, 2014, we had $10.6 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings. At March 31, 2014, we had no foreign borrowings that were subject to the bank's dominion.

(5) Income Taxes

Current period U.S. and foreign income before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income from continuing operations before income taxes:
U.S.	$2,048	$107
Foreign	4,553	4,001
Total	$6,601	$4,108

Income tax expense:
U.S.	$1,026	$1,190
Foreign	1,509	1,469
Total	$2,535	$2,659

Due to our history of domestic losses, we have a full valuation allowance for all U.S. net deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to tax-basis goodwill amortization.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%. The foreign tax expense was higher than the normal effective rate primarily as a result of the current mix of income and losses across jurisdictions and the recognition of reserves for certain tax exposure items.

(6) Restructuring Charges

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan have impacted approximately 250 employees. The 2013 Plan began in the third quarter of 2013 and a majority of restructuring activities were completed as of December 31, 2013. The total amount of the restructuring charges for the 2013 Plan are expected to be approximately $13 million, substantially all of which will be settled in cash. The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs.

The changes in our 2013 Plan restructuring liabilities, which are recorded in other accrued expenses, during the three months ended March 31, 2014 are as follows:

2013 Plan
(In thousands)
Restructuring liability, as of January 1, 2014	$7,454
Restructuring charges (credit)	(413)
Non-cash items	—
Cash paid	(4,625)
Foreign exchange rate changes	(58)
Restructuring liability, as of March 31, 2014	$2,358

Restructuring charges by segment are as follows:

	Three Months Ended March 31, 2014	Plan to Date (1)
	(In thousands)
North America	$(60)	$600
International	(465)	11,651
Other	(7)	57
Corporate	119	700
Total	$(413)	$13,008
(1) As a majority of the actions have been completed, the total charges to date approximate the total anticipated charges by segment.

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates.

The changes in our restructuring liabilities for the 2012 Plan, which are recorded in other accrued expenses, during the three months ended March 31, 2014 are as follows:

Office Closures

Restructuring liability, as of January 1, 2014	$2,770
Restructuring charges	311
Non-cash items	—
Cash paid	(515)
Foreign exchange rate changes	1
Restructuring liability, as of March 31, 2014	$2,567

Restructuring charges by segment are as follows:

	Three Months Ended March 31, 2014	Plan to Date (1)
	(In thousands)
North America	$23	$1,728
International	260	7,340
Corporate (2)	28	2,726
Total	$311	$11,794
(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate. If we are unable to find tenants for vacated offices or sub-lease terms are different from our assumptions, our actual restructuring charges will differ from our current estimates.

(2) 2014 and 2013 corporate restructuring charges include costs for administrative facility consolidation.

(7) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues:
International	$114,981	$112,675
North America	103,478	107,169
Other	654	847
Inter-segment	(1,102)	(1,150)
Total revenues	$218,011	$219,541

Operating income from continuing operations:
International	$6,824	$4,951
North America	8,472	8,096
Other	137	36
Corporate expenses	(8,502)	(7,948)
Earnings before interest, taxes, amortization, and restructuring	6,931	5,135
Amortization of intangible assets	—	—
Restructuring (charges) credit	102	(349)
Total operating income from continuing operations	$7,033	$4,786

(8) Contingencies

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
As previously reported, in October 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber and several of its current and former officers. In November 2013, we entered into a settlement among the lead plaintiff and the defendants that involved funds paid by our insurers being placed into a settlement fund for the benefit of the class. We have not made any admission of liability or wrongdoing by entering into this settlement. The Court issued final approval of the settlement in April 2014, dismissing the claims of the class with prejudice, and terminating the litigation.

    As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court dismissed the amended complaint with leave to amend. Plaintiff filed a second amended complaint and defendants filed a motion to dismiss the second amended complaint in March 2014. We believe this derivative lawsuit is without merit and we intend to vigorously defend against the claims. We are, however, unable to predict the outcome of this litigation.
In March 2012, a shareholder, Valerie Denny, made a litigation demand on the Board to investigate certain allegations and bring suit against the directors and certain current and former executive officers of the Company. In response, the Board formed an Independent Committee to investigate the claims. In December 2012, after the Independent Committee completed its investigation, it reported its findings to the board of directors. Based upon the Independent Committee’s findings that Denny’s claims were without merit, the Board formally refused the demand. In February 2014, Denny filed a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., in Colorado State court, Arapahoe County, against certain current and former officers and directors. This complaint generally made the same allegations as set out in Denny’s March 2012 demand. The Complaint alleged that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants were alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company.  Denny also made claims of unjust enrichment and insider trading. In March 2014, Defendants filed a motion to stay the action pending resolution of the federal derivative action (Seni v. Peterschmidt), as well as motions to dismiss the action, and an answer to the complaint. In response to those motions, Denny agreed to stay the case. The court therefore issued an order staying the action on March 24, 2014. We believe this derivative lawsuit is without merit and we intend to vigorously defend against the claims. We are, however, unable to predict the outcome of this litigation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.  References to “we,” “our,” “us,” “the Company,” or “Ciber” in this Quarterly Report on Form 10-Q refer to Ciber, Inc. and its subsidiaries.

We use the phrase "in constant currency" to indicate that we are comparing certain financial results after removing the impact of foreign currency exchange rate fluctuations, thereby allowing for the comparison of business performance between periods. Financial results "in constant currency" are calculated by restating current period activity into U.S. dollars using the comparable prior year period's foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.

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

•
If we do not continue to improve our operational, financial and other internal controls and systems to manage our growth and size or if we are unable to enter, operate and compete effectively in new geographic markets, our results of operations may suffer and the value of our business may be harmed.

•	Our brand and reputation are key assets and competitive advantages of our Company, and our business may be affected by how we are perceived in the marketplace.

•	Our future success depends on our ability to continue to retain and attract qualified sales, delivery and technical employees.

•	We cannot guarantee that we are in compliance with all applicable laws and regulations.

•	If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

•
Our services or solutions could infringe upon the intellectual property rights of others, or we might lose our ability to utilize rights we claim in intellectual property or the intellectual property of others.

•	If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

•	Our credit facility, an asset-based loan facility, limits our operational and financial flexibility.

•	Our revenues, operating results and profitability may vary from quarter to quarter and may result in increased volatility in the price of our stock.

•	Our international operations expose us to additional risks that could have adverse effects on our business and operating results.

•
The IT services industry, in the U.S. and internationally, is highly competitive, with increased focus on offshore capability and we may not be able to compete effectively in this evolving marketplace.

•	Our operations are vulnerable to disruptions that may impact our results of operations and from which we may not recover.

•	We might not be successful at identifying, acquiring, or integrating businesses or entering into joint ventures.

•	We could incur additional losses due to further impairment in the carrying value of our goodwill.

•	We depend on contracts with various public sector agencies for a significant portion of our revenue and, if the spending policies or budget priorities of these agencies change, we could lose revenue.

•	Unfavorable government audits could require us to adjust previously reported operating results, to forego anticipated revenue and subject us to penalties and sanctions.

•
We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of Ciber or limit the price investors might be willing to pay for our stock, thus affecting the market price of our securities.

For a more detailed discussion of these factors, see the information under the “Risk Factors” heading in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2013, and other documents filed with or furnished to the Securities and Exchange Commission.  We undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

Ciber is a leading global information technology (“IT”) company founded in 1974 with 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With operations in 15 countries across four continents, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. At Ciber, we take a client-focused, personalized service approach that includes the building of long-term relationships, creation of custom-tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients' needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

The key initiatives of our strategic plan include: (i) focusing on high-value, tightly-defined core offerings with a well-developed portfolio of reusable solution sets; (ii) developing a world-class sales organization; and (iii) performing under heightened operational regimes.
We operate our business by geography.  Our reportable operating segments consist of International and North America. Our International segment transacts business in the local currencies of the countries in which they operate.  In recent years, approximately 50% to 60% of our International division's revenue has been denominated in Euros, 15% to 20% has been denominated in Great Britain Pounds ("GBP") and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

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

Another issue that continues to have an impact on our revenues and profitability involves a longer sales cycle than we have seen historically. This has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work, and the changing business mix of our service offerings. The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future. Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work. We are also affected by the fact that certain markets we do business in currently have shortages of desired skill sets forcing us to use higher cost subcontractors. We have standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance. However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth. Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full. The impact of project cancellations cannot be accurately predicted and bad debt expense may differ significantly from our estimates, and any such events may negatively impact our results of operations.

Discontinued Operations

During the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as a discontinued operation. Accordingly, the operations and cash flows were removed from our consolidated operating results. In 2012, we sold substantially all of the assets and certain liabilities of our Federal division as well as certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing ("ITO") practice, which have both been previously reported as discontinued operations. In connection with the sale of the Federal division and ITO practice, we retained certain assets and liabilities. Some of these items, including certain possible contingent liabilities, may not be settled for several years. Accordingly, adjustments to such items, as well as administrative expenses associated with these discontinued businesses, are recorded through our results of discontinued operations.

Restructuring

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan is to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan have impacted approximately 250 employees. The 2013 Plan began in the third quarter of 2013 and a majority of restructuring activities were completed as of December 31, 2013. The total amount of the restructuring charges for the 2013 Plan are expected to be approximately $13 million, substantially all of which will be settled in cash. The charges associated with the 2013 Plan are substantially all related to personnel severance and related employee benefit costs. We expect the 2013 Plan will result in annualized pre-tax net savings of approximately $12 million that will be fully realized starting in the second half of 2014 and each year thereafter.

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change. We expect pre-tax savings of $11 million in 2014 related to the 2012 Plan. However, these savings are partially offset by adverse business performance in our International segment.

Results of Operations — Comparison of the Three Months Ended March 31, 2014 and 2013

The following table and related discussion provide information about our consolidated financial results for the periods presented. In the second quarter of 2013 the operations of our Russian business met the criteria to be classified as a discontinued operation. As such, our Russian operations have been excluded from our results from continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2014		2013
	(Dollars in thousands)
Consulting services	$204,981	94.0%	$209,044	95.2%
Other revenue	13,030	6.0	10,497	4.8
Total revenues	$218,011	100.0%	$219,541	100.0%

Gross profit - consulting services	$51,130	24.9%	$51,470	24.6%
Gross profit - other revenue	5,441	41.8	3,756	35.8
Gross profit - total	56,571	25.9	55,226	25.2

SG&A costs	49,640	22.8	50,091	22.8
Restructuring charges (credit)	(102)	—	349	0.2
Operating income from continuing operations	7,033	3.2	4,786	2.2

Interest income	165	0.1	365	0.2
Interest expense	(362)	(0.2)	(1,057)	(0.5)
Other income (expense), net	(235)	(0.1)	14	—

Income from continuing operations before income taxes	6,601	3.0	4,108	1.9
Income tax expense	2,535	1.2	2,659	1.2

Net income from continuing operations	$4,066	1.9%	$1,449	0.7%

Revenue by segment from continuing operations was as follows:

	Three Months Ended March 31,
	2014	2013	% change
	(In thousands)
International	$114,981	$112,675	2.0%
North America	103,478	107,169	(3.4)
Other	654	847	n/m
Inter-segment	(1,102)	(1,150)	n/m
Total revenues	$218,011	$219,541	(0.7)%
_____________
n/m = not meaningful

 Revenues.  For the three months ended March 31, 2014, total revenues decreased $1.5 million, or (0.7)% in U.S. dollars. On a constant currency basis, revenues decreased $3.0 million, or (1.4)%, as compared with the three months ended March 31, 2013, due to a small decline in our North America segment.

•
International revenues increased $2.3 million, or 2.0%, and increased 0.7% in constant currency during the three months ended March 31, 2014. Revenue results varied by country with growth in our operations in Germany, UK, and Norway. We had strong performance in the CMS practice which positively impacted revenue growth in Germany and other countries. This growth was offset by a decline in revenue in the Netherlands due to continued challenges in the IT services industry and a resulting weak revenue pipeline for our Netherlands operation. Our operations in European countries continued to experience vendor consolidation and cost-containment measures which have tempered revenue growth during the three months ended March 31, 2014.

•
North America revenues decreased $3.7 million, or 3.4% compared to the first three months of 2013. We continue to experience pricing pressure in our ADM practice and had a decline in revenue which more than offset growth in other practices. Revenue increased in our Business Consulting practice and certain ISV channels. We had growth in our CMS business during the three months ended March 31, 2014, which is partially a result of our ISV successes.

Gross Profit.  Gross profit margin improved to 25.9% for the three months ended March 31, 2014, compared to 25.2% for the same period in 2013. Gross profit margin for our International business improved as a result of cost reduction actions in connection with the 2013 Restructuring Plan, and due to lower use of subcontractors. North America gross margin was down slightly during the first three months of 2014 as a result of lower margins in our ADM practice due to pricing pressures.

Selling, general and administrative costs.  Our SG&A costs decreased by $0.5 million, or 0.9% to $49.6 million for the three months ended March 31, 2014, from $50.1 million for the three months ended March 31, 2013. International SG&A costs increased compared to the first three months of 2013 due to the negative effects of changes in foreign currency exchange rates and increased labor costs. North America SG&A costs were down due to reduced personnel costs, improved cost discipline, and lower facilities expense.

Operating income.  Our operating income was $7.0 million for the three months ended March 31, 2014, as compared to $4.8 million for the same period of 2013. This overall improvement was a result of cost reductions from our restructuring plans and improved operational performance in International.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended March 31,		% change	2014 % of revenue*	2013 % of revenue*
	2014	2013
	(In thousands)
International	$6,824	$4,951	37.8%	5.9%	4.4%
North America	8,472	8,096	4.6	8.2	7.6
Other	137	36	n/m	n/m	n/m
Corporate expenses	(8,502)	(7,948)	(7.0)	(3.9)	(3.6)
Earnings before interest, taxes, amortization and restructuring charges	6,931	5,135	35.0	3.2	2.3
Amortization of intangible assets	—	—	n/m	—	—
Restructuring (charges) credit	102	(349)	n/m	—	(0.2)
Total operating income from continuing operations	$7,033	$4,786	46.9%	3.2%	2.2%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income improved to $6.8 million for the three months ended March 31, 2014 compared to $5.0 million for the comparable period in 2013. This is primarily due to improved gross margins resulting from restructuring efforts and lower use of subcontractors.

•
North America operating income increased $0.4 million, or 4.6%, compared to the first three months of 2013. The increase was due to a reduction in SG&A expenses, specifically relating to reduced personnel costs and facilities expenses. However, these improvements were somewhat offset by lower revenues at existing ADM clients and margin compression.

•	Corporate expenses increased $0.6 million during the current three month period primarily due to increased legal and information technology costs.

Interest expense.  Interest expense decreased $0.7 million for the three months ended March 31, 2014, compared to the same period of 2013 due to a significant reduction in our average borrowings.

Other expense, net.  Other expense, net was $235 thousand for the three months ended March 31, 2014, compared to income of $14 thousand for the three months ended March 31, 2013. This change was due to foreign exchange losses.

Income taxes.  Current period U.S. and foreign income before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income from continuing operations before income taxes:
U.S.	$2,048	$107
Foreign	4,553	4,001
Total	$6,601	$4,108

Income tax expense:
U.S.	$1,026	$1,190
Foreign	1,509	1,469
Total	$2,535	$2,659

Due to our history of domestic losses, we have a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to tax-basis goodwill amortization, and we expect to record approximately $4 million of related U.S. deferred tax expense in 2014.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33%. The foreign tax expense was higher than the normal effective rate primarily as a result of the mix of income and losses across jurisdictions and the recognition of reserves for certain tax exposure items.

Liquidity and Capital Resources

At March 31, 2014, we had $107.2 million in working capital, which represented an increase from $85.9 million at December 31, 2013.  Our current ratio was 1.8:1 at March 31, 2014 compared to 1.5:1 at December 31, 2013.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit agreement. In addition, we could seek to raise additional funds through public or private debt or equity financings. We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $25.5 million at March 31, 2014, compared to $44.5 million at December 31, 2013. Our domestic cash balances are generally used to reduce our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. We have not provided for additional U.S. income taxes on the undistributed earnings of most of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $0.5 million during the three months ended March 31, 2014. In the third quarter of 2013, all restructuring actions associated with the 2012 Plan were completed. Total cash outlays associated with the plan will be approximately $11 million, $9 million of which has been paid to date.

We had cash outlays of approximately $4.6 million during the three months ended March 31, 2014 related to the 2013 Plan, and we estimate total cash outlays of $13 million, $11 million of which has been paid to date.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(30,511)	$(27,246)
Investing activities	(2,124)	(367)
Financing activities	13,350	6,963
Net cash provided by (used in) continuing operations	(19,285)	(20,650)

Net cash used in discontinued operations:
Operating activities	(316)	(1,345)
Investing activities	—	(313)
Net cash used in discontinued operations:	(316)	(1,658)
Effect of foreign exchange rate changes on cash and cash equivalents	615	(1,216)
Net decrease in cash and cash equivalents	$(18,986)	$(23,524)

Operating activities.  Cash used in operating activities from continuing operations was $30.5 million during the three months ended March 31, 2014, compared with $27.2 million for the three months ended March 31, 2013.  Changes in normal short-term working capital items, including accounts payable and accrued liabilities, contributed to the increase in cash used in continuing operations during the current three month period as compared to the same period of the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $5.1 million and $3.5 million for restructuring-related costs in the first quarter of 2014 and 2013, respectively. In 2014, these costs were related to severance expenses primarily in our International segment. In 2013, restructuring costs included severance expenses in our International segment and real estate related costs in North America.  During the three months ended March 31, 2014, and 2013, our domestic operations used $15.2 million and $7.8 million, respectively, of cash from continuing operations while our International operations used $15.3 million and $19.4 million, respectively during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $187.7 million at March 31, 2014, from $189.4 million at December 31, 2013.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 63 days at March 31, 2014, from 59 days at December 31, 2013, an increase of 4 days, compared with DSO of 62 days at March 31, 2013, and 61 days at December 31, 2012, an increase of 1 day. While DSO increased by 1 day in the first quarter of 2014 as compared to the comparable period of 2013, we did have net positive cash flows from accounts receivable during the three months ended March 31, 2014. During the three months ended March 31, 2014, as compared December 31, 2013 we experienced a small increase in DSO in our International divisions due to typical seasonality of collections. Our receivable collections are slower in the first half of the year with improvement in the second half of the year.

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

Investing activities.  Spending on property and equipment increased to $2.1 million during the three months ended March 31, 2014, from $0.4 million in the same period of 2013. Our capital spending increase is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the three months ended March 31, 2014, we had net borrowings on our long-term debt of $10.6 million, compared with $5.6 million for the three months ended March 31, 2013. In 2013, Ciber began repurchasing shares to satisfy minimum tax withholdings for employee stock plans. We had a net cash inflow of $2.8 million in the first quarter of 2014 for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding. During the three months ended March 31, 2013, we had a net cash inflow of $1.4 million for proceeds from employee stock plans.

Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $48.1 million at March 31, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of March 31, 2014, we had $10.6 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility.

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

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At March 31, 2014, we had no borrowings that were subject to the bank's dominion.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2014, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2013, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On July 30, 2013, we announced plans to centralize the management of administrative functions in key markets to leverage shared services functions. As a result of the transition of these accounting operations to central locations, the personnel responsible for executing controls over the processing of transactions in certain processes changed. These central locations began processing transactions in the fourth quarter of 2013. This transition process will continue through 2014. Management believes it took the necessary steps to monitor and maintain appropriate internal controls during the period of change.

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

As previously reported, in October 2011, a putative securities class action lawsuit, Weston v. Ciber, Inc. et al., was filed in the United States District Court for the District of Colorado against Ciber and several of its current and former officers. In November 2013, we entered into a settlement among the lead plaintiff and the defendants that involved funds paid by our insurers being placed into a settlement fund for the benefit of the class. We have not made any admission of liability or wrongdoing by entering into this settlement. The Court issued final approval of the settlement in April 2014, dismissing the claims of the class with prejudice, and terminating the litigation.
As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court dismissed the amended complaint with leave to amend. Plaintiff filed a second amended complaint and defendants filed a motion to dismiss the second amended complaint in March 2014. We believe this derivative lawsuit is without merit and we intend to vigorously defend against the claims. We are, however, unable to predict the outcome of this litigation.
In March 2012, a shareholder, Valerie Denny, made a litigation demand on the Board to investigate certain allegations and bring suit against the directors and certain current and former executive officers of the Company. In response, the Board formed an Independent Committee to investigate the claims. In December 2012, after the Independent Committee completed its investigation, it reported its findings to the board of directors. Based upon the Independent Committee’s findings that Denny’s claims were without merit, the Board formally refused the demand. In February 2014, Denny filed a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., in Colorado State court, Arapahoe County, against certain current and former officers and directors. This complaint generally made the same allegations as set out in Denny’s March 2012 demand. The Complaint alleged that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants were alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company.  Denny also made claims of unjust enrichment and insider trading. In March 2014, Defendants filed a motion to stay the action pending resolution of the federal derivative action (Seni v. Peterschmidt), as well as motions to dismiss the action, and an answer to the complaint. In response to those motions, Denny agreed to stay the case. The court therefore issued an order staying the action on March 24, 2014. We believe this derivative lawsuit is without merit and we intend to vigorously defend against the claims. We are, however, unable to predict the outcome of this litigation.

Item 1A.  Risk Factors

For information regarding our potential risks and uncertainties, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended March 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share
January 1 to January 31	46,642	$4.09
February 1 to February 28	16,796	$4.49
March 1 to March 31	76,658	$4.71
Total: January 1 through March 31, 2014	140,096	$4.47
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
		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
10.1*	Employment agreement between Christian Mezger and Ciber, Inc. dated April 14, 2014.		Filed herewith
10.2*	Employment agreement between David Peterschmidt and Ciber, Inc. dated March 25, 2014		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	April 29, 2014	By	/s/ David C. Peterschmidt
David C. Peterschmidt
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)