Form 10-Q
period 2014-06-30
CIBER INC
filed 2014-07-29
CIK 918581

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 78,033,340 shares of the registrant’s Common Stock outstanding as of July 25, 2014.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Consulting services	$202,639	$208,782	$407,620	$417,826
Other revenue	12,007	11,613	25,037	22,110
Total revenues	214,646	220,395	432,657	439,936
OPERATING EXPENSES
Cost of consulting services	153,260	158,440	307,111	316,014
Cost of other revenue	6,830	5,917	14,419	12,658
Selling, general and administrative	55,393	50,399	105,033	100,490
Amortization of intangible assets	67	—	67	—
Restructuring charges	1,508	604	1,406	953
Total operating expenses	217,058	215,360	428,036	430,115
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,412)	5,035	4,621	9,821

Interest expense	(536)	(463)	(898)	(1,520)
Other income (expense), net	(20)	288	(90)	667
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,968)	4,860	3,633	8,968
Income tax expense	2,201	1,925	4,736	4,584
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,169)	2,935	(1,103)	4,384
Loss from discontinued operations, net of income tax	(288)	(4,555)	(430)	(4,537)
CONSOLIDATED NET LOSS	(5,457)	(1,620)	(1,533)	(153)
Net income attributable to noncontrolling interests	10	146	15	—
NET LOSS ATTRIBUTABLE TO CIBER, INC.	$(5,467)	$(1,766)	$(1,548)	$(153)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.07)	$0.04	$(0.01)	$0.06
Discontinued operations	—	(0.06)	(0.01)	(0.06)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.07)	$(0.02)	$(0.02)	$—

Weighted average shares outstanding:
Basic	77,301	74,690	76,877	74,381
Diluted	77,301	75,412	76,877	75,011

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net loss	$(5,457)	$(1,620)	$(1,533)	$(153)
Foreign currency translation adjustments	(230)	53	678	(7,938)
Comprehensive loss	(5,687)	(1,567)	(855)	(8,091)
Comprehensive income attributable to noncontrolling interests	10	146	15	—
Comprehensive loss attributable to Ciber, Inc.	$(5,697)	$(1,713)	$(870)	$(8,091)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,364	$44,483
Accounts receivable, net of allowances of $2,460 and $2,335, respectively	197,508	189,382
Prepaid expenses and other current assets	22,312	22,794
Total current assets	240,184	256,659

Property and equipment, net of accumulated depreciation of $47,216 and $48,500, respectively	15,210	12,923
Goodwill	283,333	281,714
Other assets	10,667	6,522

TOTAL ASSETS	$549,394	$557,818

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$—	$53
Accounts payable	27,003	34,223
Accrued compensation and related liabilities	53,075	69,622
Deferred revenue	17,931	20,989
Income taxes payable	877	1,654
Other accrued expenses and liabilities	42,632	44,190
Total current liabilities	141,518	170,731

Long-term debt	7,400	—
Deferred income taxes	26,591	23,910
Other long-term liabilities	12,564	10,119
Total liabilities	188,073	204,760

Commitments and contingencies

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 78,164 and 75,822 shares issued, respectively	782	758
Treasury stock, at cost, 263 and 37 shares, respectively	(1,265)	(150)
Additional paid-in capital	355,714	343,944
Retained earnings	1,778	4,887
Accumulated other comprehensive income	3,774	3,096
Total Ciber, Inc. shareholders' equity	360,783	352,535
Noncontrolling interests	538	523
Total equity	361,321	353,058

TOTAL LIABILITIES AND EQUITY	$549,394	$557,818

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital		Accumulated Other Comprehensive Income	Total Ciber, Inc.
	Common Stock		Treasury Stock			Retained Earnings		Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2014	75,822	$758	(37)	$(150)	$343,944	$4,887	$3,096	$352,535	$523	$353,058
Consolidated net loss	—	—	—	—	—	(1,548)	—	(1,548)	15	(1,533)
Foreign currency translation	—	—	—	—	—	—	678	678	—	678
Shares issued under employee share plans, net	2,342	24	(226)	(1,115)	4,350	(1,561)	—	1,698	—	1,698
Share-based compensation	—	—	—	—	7,420	—	—	7,420	—	7,420
BALANCES AT JUNE 30, 2014	78,164	$782	(263)	$(1,265)	$355,714	$1,778	$3,774	$360,783	$538	$361,321

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(1,533)	$(153)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Loss from discontinued operations	430	4,537
Depreciation	2,611	3,080
Amortization of intangible assets	67	—
Deferred income tax expense	2,413	2,516
Provision for (recovery on) doubtful receivables	(65)	712
Share-based compensation expense	7,420	3,669
Amortization of debt costs	285	513
Other, net	195	208
Changes in operating assets and liabilities:
Accounts receivable	(8,413)	(16,157)
Other current and long-term assets	2,040	(470)
Accounts payable	(7,129)	793
Accrued compensation and related liabilities	(17,195)	(13,759)
Other current and long-term liabilities	(5,985)	(1,914)
Income taxes payable/refundable	(2,391)	(738)
Cash used in operating activities — continuing operations	(27,250)	(17,163)
Cash used in operating activities — discontinued operations	(779)	(3,367)
Cash used in operating activities	(28,029)	(20,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	(845)	—
Purchases of property and equipment, net	(5,009)	(1,286)
Cash used in investing activities — continuing operations	(5,854)	(1,286)
Cash used in investing activities — discontinued operations	—	(313)
Cash used in investing activities	(5,854)	(1,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	157,869	146,987
Payments on long-term debt	(150,414)	(144,274)
Employee stock purchases and options exercised	4,373	1,625
Purchase of shares for employee tax withholdings	(2,675)	(429)
Payment of initial fair value of acquisition-related contingent consideration	—	(3,428)
Cash provided by financing activities — continuing operations	9,153	481
Effect of foreign exchange rate changes on cash and cash equivalents	611	(3,580)
Net decrease in cash and cash equivalents	(24,119)	(25,228)
Cash and cash equivalents, beginning of period	44,483	58,849
Cash and cash equivalents, end of period	$20,364	$33,621

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

Recent Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). This update raises the threshold for disposals to qualify as discontinued operations, and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within that year. The guidance is applied prospectively, and early adoption is permitted but only for disposals that have not been reported in financial statements previously issued or available for issue. This ASU may impact our assessment of future disposals, if any, once adopted.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the standard is when an entity transfers goods or services to customers, it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and for interim periods within that year, and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.

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

Acquisition - In April 2014, we acquired certain contracts, software assets, and liabilities from an entity in Denmark. In accordance with authoritative accounting guidance for business combinations, the respective purchase price for this acquisition is allocated to the assets and liabilities acquired based on their estimated fair values. The excess purchase price over the respective fair values of assets is recorded as goodwill in our International segment. All goodwill associated with this acquisition is expected to be deductible for tax purposes. We paid approximately $0.8 million in cash at closing, and have agreed to additional future royalty payments limited to approximately $1.1 million. This contingent consideration is based on future software sales through the third quarter of 2017, and the fair value was recorded using a probability weighted approach based on management's estimates using Level 3 inputs. The purchase price was allocated as follows: $1.4 million of intangible and other assets fair valued based on development costs, $1.3 million of goodwill, and $0.8 million of current liabilities.

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

The following table summarizes the results of the discontinued operations during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total revenues	$—	$—	$—	$5,424
Operating expenses	288	4,446	430	9,779
Loss from discontinued operations before income taxes	(288)	(4,446)	(430)	(4,355)
Income tax expense	—	109	—	230
Loss from discontinued operations, net of taxes	(288)	(4,555)	(430)	(4,585)

Gain on sale	—	—	—	48

Total loss from discontinued operations, net of income taxes	$(288)	$(4,555)	$(430)	$(4,537)

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(5,169)	$2,935	$(1,103)	$4,384
Net income attributable to noncontrolling interests	10	146	15	—
Net income (loss) attributable to Ciber, Inc. from continuing operations	(5,179)	2,789	(1,118)	4,384
Loss from discontinued operations, net of income tax	(288)	(4,555)	(430)	(4,537)
Net loss attributable to Ciber, Inc.	$(5,467)	$(1,766)	$(1,548)	$(153)

Denominator:
Basic weighted average shares outstanding	77,301	74,690	76,877	74,381
Dilutive effect of employee stock plans	—	722	—	630
Diluted weighted average shares outstanding	77,301	75,412	76,877	75,011

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.07)	$0.04	$(0.01)	$0.06
Discontinued operations	—	(0.06)	(0.01)	(0.06)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.07)	$(0.02)	$(0.02)	$—

Anti-dilutive securities omitted from the calculation	3,252	4,855	3,370	5,232

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 14.5% and 15.0% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of 7 and 6, respectively, in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 33%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2014, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 21% and 59%, respectively, thus no impairment was indicated. We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

The changes in the carrying amount of goodwill during the six months ended June 30, 2014, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2014	$148,033	$133,681	$281,714
Effect of foreign exchange rate changes	337	—	337
Acquisition	1,282	—	1,282
Balance at June 30, 2014	$149,652	$133,681	$283,333

(5) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $51.8 million at June 30, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of June 30, 2014, we had $7.4 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings. At June 30, 2014, we had no foreign borrowings that were subject to the bank's dominion.

(6) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(3,137)	$1,888	$(1,089)	$1,995
Foreign	169	2,972	4,722	6,973
Total	$(2,968)	$4,860	$3,633	$8,968

Income tax expense:
U.S.	$1,025	$1,190	$2,051	$2,380
Foreign	1,176	735	2,685	2,204
Total	$2,201	$1,925	$4,736	$4,584

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was higher than the normal effective rate primarily as a result of the current mix of income and losses across jurisdictions and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from lower overall pre-tax income in the current year.

(7) Restructuring Charges

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan was to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan impacted approximately 250 employees. We have completed all activities associated with the 2013 Plan. The charges associated with the 2013 Plan were substantially all related to personnel severance and related employee benefit costs.

The changes in our 2013 Plan restructuring liabilities, which are recorded in other accrued expenses, during the six months ended June 30, 2014 are as follows:

2013 Plan
(In thousands)
Restructuring liability, as of January 1, 2014	$7,454
Restructuring credit	(475)
Non-cash items	17
Cash paid	(5,996)
Foreign exchange rate changes	(69)
Restructuring liability, as of June 30, 2014	$931

Restructuring charges (credit) by segment are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Plan to Date
	(In thousands)
North America	$(52)	$(112)	$548
International	(31)	(496)	11,620
Other	—	(7)	57
Corporate	21	140	721
Total	$(62)	$(475)	$12,946

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second quarter of 2014, we incurred additional charges related to adjusting our sublease estimates.

The changes in our restructuring liabilities for the 2012 Plan, which are recorded in other accrued expenses, during the six months ended June 30, 2014 are as follows:

Office Closures
(in thousands)
Restructuring liability, as of January 1, 2014	$2,770
Restructuring charges	1,881
Cash paid	(1,713)
Foreign exchange rate changes	5
Restructuring liability, as of June 30, 2014	$2,943

Restructuring charges by segment are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Plan to Date (1)
	(In thousands)
North America	$10	$33	$1,738
International	596	856	7,936
Corporate (2)	964	992	3,690
Total	$1,570	$1,881	$13,364
(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate. If we are unable to find tenants for vacated offices or sub-lease terms are different from our assumptions, our actual restructuring charges will differ from our current estimates.

(2) Corporate restructuring charges include costs for administrative facility consolidation.

(8) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
International	$109,830	$113,935	$224,811	$226,610
North America	105,154	106,759	208,632	213,928
Other	567	895	1,221	1,742
Inter-segment	(905)	(1,194)	(2,007)	(2,344)
Total revenues	$214,646	$220,395	$432,657	$439,936

Operating income (loss) from continuing operations:
International	$3,231	$6,000	$10,055	$10,951
North America	9,109	8,502	17,581	16,598
Other	(4)	82	133	118
Corporate expenses	(13,173)	(8,945)	(21,675)	(16,893)
Operating income (loss) from continuing operations before amortization and restructuring charges	(837)	5,639	6,094	10,774
Amortization of intangible assets	(67)	—	(67)	—
Restructuring charges	(1,508)	(604)	(1,406)	(953)
Total operating income (loss) from continuing operations	$(2,412)	$5,035	$4,621	$9,821

(9) Contingencies

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

(10) Subsequent Events

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our offshore delivery mix ("the 2014 Plan"). The 2014 Plan will commence in the third quarter of 2014 and is expected to be completed in the next twelve months. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $24 million, substantially all of which will be cash. The charges associated with the 2014 Plan are substantially all related to personnel severance and related employee benefit costs.
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

We operate our business by geography.  Our reportable operating segments consist of International and North America. Our International segment transacts business in the local currencies of the countries in which it operates.  In recent years, approximately 50% to 60% of our International division's revenue has been denominated in Euros, 15% to 20% has been denominated in Great Britain Pounds ("GBP") and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

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

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Revenue is driven by our ability to secure new contracts and deliver solutions and services that add value relevant to our clients' current needs and challenges. In recent years and ongoing for the foreseeable future, we have been affected by significant efforts by our clients (both current and potential) to implement cost-savings initiatives. These initiatives have included going to third-party vendor management systems, taking their business to larger, pure-play offshore vendors and vendor consolidation. In some cases, these initiatives have benefited Ciber, but in others we have lost our revenue stream entirely or seen a decline in our level of revenues with particular clients. The pricing environment continues to be extremely competitive. A number of our competitors are structuring more offshore services into their bids, thereby lowering their pricing and making it more difficult for us to compete on pricing. We also have global delivery options to offer to our current and potential clients as possible cost savings, and we are expanding our offshore capabilities and increasing the usage of these resources; however, they are on a smaller scale than the offshore offerings of some of our competitors.

Another issue that continues to have an impact on our revenues and profitability involves a longer sales cycle than we have seen historically. This has been driven by a much slower decision-making process in starting new projects in a variety of industries that we currently serve, or in which we are currently bidding for work, and the changing business mix of our service offerings. The longer sales cycle increases the cost of our sales efforts and pushes potential revenues and profitability further into the future. Some clients remain cautious, seeking flexibility by shifting to a more phased approach to contracting for work. We are also affected by the fact that certain markets we do business in currently have shortages of desired skill sets, forcing us to use higher cost subcontractors. We have standards governing the quality of engagements that we will accept with the goal of growing revenue, increasing margins, improving collectability of receivables and delivering sustained, predictable performance. However, there can be no assurances that we will be successful with such actions, and in certain cases, these actions may slow our revenue growth. Economic conditions and other factors continue to impact the business operations of some of our clients, their ability to continue to use our services and their financial ability to pay for our services in full. The impact of project cancellations cannot be accurately predicted and bad debt expense may differ significantly from our estimates, and any such events may negatively impact our results of operations.

Discontinued Operations

During the second quarter of 2013, we closed down our Russian operations and met the criteria for this business to be reported as a discontinued operation. Accordingly, the operations and cash flows were removed from our consolidated operating results. In 2012, we sold substantially all of the assets and certain liabilities of our Federal division as well as certain contracts and related property and equipment and certain other assets associated with our information technology outsourcing ("ITO") practice, which have both been previously reported as discontinued operations. In connection with the sale of the Federal division and ITO practice, we retained certain assets and liabilities. Some of these items, including certain possible contingent liabilities, may not be settled for several years. Accordingly, adjustments to such items, as well as administrative expenses associated with these discontinued businesses, are recorded through our results of discontinued operations. See Note 2 to our consolidated financial statements for more information.

Restructuring

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our offshore delivery mix ("the 2014 Plan"). The 2014 Plan will commence in the third quarter of 2014 and is expected to be completed in the next twelve months. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $24 million, substantially all of which will be cash. The charges associated with the 2014 Plan are substantially all related to personnel severance and related employee benefit costs.
On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan was to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan impacted approximately 250 employees. We have completed all activities associated with the 2013 Plan. The charges associated with the 2013 Plan were substantially all related to personnel severance and related employee benefit costs. We expect the 2013 Plan will result in annualized pre-tax net savings of approximately $12 million that will be fully realized starting in the second half of 2014 and each year thereafter.

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second quarter of 2014, we incurred additional charges related to adjusting our sublease estimates. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change. We expect pre-tax savings of $11 million in 2014 related to the 2012 Plan. However, these savings are partially offset by adverse business performance in our International segment.

Results of Operations — Comparison of the Three Months Ended June 30, 2014 and 2013

The following table and related discussion provide information about our consolidated financial results for the periods presented. In the second quarter of 2013, the operations of our Russian business met the criteria to be classified as a discontinued operation. As such, our Russian operations have been excluded from our results from continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2014		2013
	(Dollars in thousands)
Consulting services	$202,639	94.4%	$208,782	94.7%
Other revenue	12,007	5.6	11,613	5.3
Total revenues	$214,646	100.0%	$220,395	100.0%

Gross profit - consulting services	$49,379	24.4%	$50,342	24.1%
Gross profit - other revenue	5,177	43.1	5,696	49.0
Gross profit - total	54,556	25.4	56,038	25.4

SG&A costs	55,393	25.8	50,399	22.9
Amortization of intangible assets	67	—	—	—
Restructuring charges	1,508	0.7	604	0.3
Operating income (loss) from continuing operations	(2,412)	(1.1)	5,035	2.3

Interest expense	(536)	(0.2)	(463)	(0.2)
Other income (expense), net	(20)	—	288	0.1

Income (loss) from continuing operations before income taxes	(2,968)	(1.4)	4,860	2.2
Income tax expense	2,201	1.0	1,925	0.9

Net income (loss) from continuing operations	$(5,169)	(2.4)%	$2,935	1.3%

Revenue by segment from continuing operations was as follows:

	Three Months Ended June 30,
	2014	2013	% change
	(In thousands)
International	$109,830	$113,935	(3.6)%
North America	105,154	106,759	(1.5)
Other	567	895	n/m
Inter-segment	(905)	(1,194)	n/m
Total revenues	$214,646	$220,395	(2.6)%
_____________
n/m = not meaningful

 Revenues.  For the three months ended June 30, 2014, total revenues decreased $5.7 million, or 2.6% in U.S. dollars in comparison to the three months ended June 30, 2013. On a local currency basis, revenues decreased $10.5 million, or 4.7%, as compared with the three months ended June 30, 2013, due to declines in both our International and North America segments.

•
International revenues decreased $4.1 million, or 3.6% overall, and 7.7% in local currency compared with the three months ended June 30, 2013. This decline was primarily a result of continued challenges in the Netherlands, including a soft revenue pipeline and an overall increase in employee attrition. We continue to have strong performance in our Ciber Managed Services ("CMS") practice which lead to growth in other countries. Our operations in European countries continue to experience vendor consolidation and cost-containment measures which contributed to the overall decline in revenue during the three months ended June 30, 2014 compared to 2013.

•
North America revenues decreased $1.6 million, or 1.5% compared to the second quarter of 2013. This decrease is primarily due to reduced revenue in our Application Development and Maintenance ("ADM") practice which is a result of client budget constraints, vendor consolidation and project cancellations. This decrease was partially offset by improved performance in several Independent Software Vendor ("ISV") channels. We also had growth in our CMS business during the three months ended June 30, 2014, which is partially a result of our ISV successes.

Gross Profit.  Gross profit margin was flat at 25.4% for both the three months ended June 30, 2014 and the same period in 2013. Gross profit margin for our International segment decreased as a result of employee attrition in the Netherlands and decreased utilization. North America gross margin increased compared to the second quarter of 2013 due to a reduction in personnel costs.

Selling, general and administrative costs.  Our SG&A costs increased $5.0 million, or 9.9%, to $55.4 million for the three months ended June 30, 2014, from $50.4 million for the three months ended June 30, 2013. Our corporate SG&A costs increased mainly as a result of higher stock compensation expense compared with the second quarter of 2013. A significant portion of this increase is a result of our management transition in the current quarter. International SG&A costs increased compared to the second quarter of 2013 mainly due to an investment in our recruiting and sales functions. North America SG&A costs were down due to a reduction in bad debt expense and lower facilities costs.

Operating income (loss).  We had an operating loss of $2.4 million for the three months ended June 30, 2014, as compared to operating income of $5.0 million for the same period of 2013. This change was primarily a result of increased SG&A costs, which was mainly a result of the current quarter management transition.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended June 30,		% change	2014 % of revenue*	2013 % of revenue*
	2014	2013
	(In thousands)
International	$3,231	$6,000	(46.2)%	2.9%	5.3%
North America	9,109	8,502	7.1	8.7	8.0
Other	(4)	82	n/m	(0.7)	9.2
Corporate expenses	(13,173)	(8,945)	(47.3)	(6.1)	(4.1)
Operating income (loss) from continuing operations before amortization and restructuring charges	(837)	5,639	(114.8)	(0.4)	2.6
Amortization of intangible assets	(67)	—	n/m	—	—
Restructuring charges	(1,508)	(604)	n/m	(0.7)	(0.3)
Total operating income (loss) from continuing operations	$(2,412)	$5,035	(147.9)%	(1.1)%	2.3%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income decreased to $3.2 million for the second quarter of 2014 compared to $6.0 million for the three months ended June 30, 2013. This decrease is primarily due to revenue challenges in the Netherlands and overall increased SG&A spending.

•
North America operating income increased $0.6 million, or 7.1% compared to the second quarter of 2013. The increase was a result of reductions in SG&A expenses, due to a decrease in bad debt and facilities expenses.

•
Corporate expenses increased $4.2 million during the current three month period primarily due to higher stock compensation costs which were primarily related to the current quarter management transition.

Interest expense.  Interest expense increased $0.1 million for the three months ended June 30, 2014, compared to the same period of 2013 primarily due higher interest rates on our ABL Facility in 2014 than in 2013.

Other income (expense), net.  Other expense, net was $20 thousand for the three months ended June 30, 2014, compared to other income, net of $288 thousand for the three months ended June 30, 2013. This decrease was due to foreign exchange gains and losses and a decrease in interest income.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(3,137)	$1,888
Foreign	169	2,972
Total	$(2,968)	$4,860

Income tax expense:
U.S.	$1,025	$1,190
Foreign	1,176	735
Total	$2,201	$1,925

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was higher than the normal effective rate primarily as a result of the mix of income and losses across jurisdictions and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from lower overall pre-tax income in the current year.

Results of Operations — Comparison of the Six Months Ended June 30, 2014 and 2013

The following table and related discussion provide information about our consolidated financial results for the periods presented. In the second quarter of 2013, the operations of our Russian business met the criteria to be classified as a discontinued operation. As such, our Russian operations have been excluded from our results from continuing operations in the tables and related discussion below, unless otherwise noted.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2014		2013
	(Dollars in thousands)
Consulting services	$407,620	94.2%	$417,826	95.0%
Other revenue	25,037	5.8	22,110	5.0
Total revenues	$432,657	100.0%	$439,936	100.0%

Gross profit - consulting services	$100,509	24.7%	$101,812	24.4%
Gross profit - other revenue	10,618	42.4	9,452	42.7
Gross profit - total	111,127	25.7	111,264	25.3

SG&A costs	105,033	24.3	100,490	22.8
Amortization of intangible assets	67	—	—	—
Restructuring charges	1,406	0.3	953	0.2
Operating income from continuing operations	4,621	1.1	9,821	2.2

Interest expense	(898)	(0.2)	(1,520)	(0.3)
Other income (expense), net	(90)	—	667	0.2

Income from continuing operations before income taxes	3,633	0.8	8,968	2.0
Income tax expense	4,736	1.1	4,584	1.0

Net income (loss) from continuing operations	$(1,103)	(0.3)%	$4,384	1.0%

Revenue by segment from continuing operations was as follows:

	Six Months Ended June 30,
	2014	2013	% change
	(In thousands)
International	$224,811	$226,610	(0.8)%
North America	208,632	213,928	(2.5)
Other	1,221	1,742	n/m
Inter-segment	(2,007)	(2,344)	n/m
Total revenues	$432,657	$439,936	(1.7)%
_____________
n/m = not meaningful

 Revenues.  For the six months ended June 30, 2014, total revenues decreased $7.3 million, or 1.7% in U.S. dollars compared to the six months ended June 30, 2013. On a constant currency basis, revenues decreased $15.4 million, or 3.5%, as compared with the six months ended June 30, 2013, due to declines in both our International and North America segments.

•
International revenues decreased $1.8 million, or 0.8%, and decreased 4.4% in constant currency during the six months ended June 30, 2014. Revenue results varied by country with growth in our operations in Germany and Norway. We had strong performance in the CMS practice which positively impacted revenue growth in Germany and other countries. This growth was offset by a decline in revenue in the Netherlands due a soft revenue pipeline and an overall increase in employee attrition. Our operations in European countries continued to experience vendor consolidation and cost-containment measures which have tempered revenue growth during the six months ended June 30, 2014.

•
North America revenues decreased $5.3 million, or 2.5% compared to the first six months of 2013. This decrease is primarily due to reduced revenue in our ADM practice which is a result of client budget constraints, vendor consolidation and project cancellations. This decrease was partially offset by an increase in our Business Consulting practice as well as certain ISV channels. We continue to see growth in our CMS offerings as well.

Gross Profit.  Gross profit margin improved to 25.7% for the six months ended June 30, 2014, compared to 25.3% for the same period in 2013. Gross profit margin for our International business improved as a result of cost reduction actions in connection with the 2013 Restructuring Plan, and due to lower use of subcontractors. North America gross margin decreased during the first six months of 2014 as a result of lower margins in our ADM practice and certain ISV channels.

Selling, general and administrative costs.  Our SG&A costs increased by $4.5 million, or 4.5% to $105.0 million for the six months ended June 30, 2014, from $100.5 million for the six months ended June 30, 2013. Our corporate SG&A costs increased mainly as a result of higher stock compensation expense compared with the first half of 2013. A significant portion of this increase is a result of our management transition in the current quarter. International SG&A costs increased compared to the first six months of 2013 due to increased labor costs. North America SG&A costs were down due to reduced personnel costs, improved cost discipline, and lower facilities expense.

Operating income.  Our operating income was $4.6 million for the six months ended June 30, 2014, as compared to $9.8 million for the same period of 2013. This overall decline was mainly a result of increased corporate SG&A costs which was primarily related to the current quarter management transition.

Operating income from continuing operations by segment was as follows:

	Six Months Ended June 30,		% change	2014 % of revenue*	2013 % of revenue*
	2014	2013
	(In thousands)
International	$10,055	$10,951	(8.2)%	4.5%	4.8%
North America	17,581	16,598	5.9	8.4	7.8
Other	133	118	n/m	n/m	n/m
Corporate expenses	(21,675)	(16,893)	(28.3)	(5.0)	(3.8)
Operating income from continuing operations before amortization and restructuring charges	6,094	10,774	(43.4)	1.4	2.4
Amortization of intangible assets	(67)	—	n/m	—	—
Restructuring charges	(1,406)	(953)	n/m	(0.3)	(0.2)
Total operating income from continuing operations	$4,621	$9,821	(52.9)%	1.1%	2.2%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income declined to $10.1 million for the six months ended June 30, 2014 compared to $11.0 million for the comparable period in 2013. This is primarily due to higher SG&A costs which were a result of increased labor costs. These costs were partially offset by improved margins which were, in large part, a result of our 2013 Restructuring Plan.

•
North America operating income increased $1.0 million, or 5.9%, compared to the first six months of 2013. The increase was due to a reduction in SG&A expenses, specifically relating to reduced personnel costs and facilities expenses. However, these improvements were somewhat offset by lower revenues in our ADM practice and margin compression.

•	Corporate expenses increased $4.8 million during the current six month period primarily due to increased stock compensation costs related to our current quarter management transition.

Interest expense.  Interest expense decreased $0.6 million for the six months ended June 30, 2014, compared to the same period of 2013 due to a significant reduction in our average borrowings.

Other income (expense), net.  Other expense, net was $90 thousand for the six months ended June 30, 2014, compared to other income, net of $667 thousand for the six months ended June 30, 2013. This change was due to foreign exchange gains and losses and a decrease in interest income.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(1,089)	$1,995
Foreign	4,722	6,973
Total	$3,633	$8,968

Income tax expense:
U.S.	$2,051	$2,380
Foreign	2,685	2,204
Total	$4,736	$4,584

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was higher than the normal effective rate primarily as a result of the mix of income and losses across jurisdictions and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from lower overall pre-tax income in the current year.

Liquidity and Capital Resources

At June 30, 2014, we had $98.7 million in working capital, which represented an increase from $85.9 million at December 31, 2013.  Our current ratio was 1.7:1 at June 30, 2014, compared to 1.5:1 at December 31, 2013.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit agreement. In addition, we could seek to raise additional funds through public or private debt or equity financings. We believe that our cash and cash equivalents, our expected operating cash flow and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $20.4 million at June 30, 2014, compared to $44.5 million at December 31, 2013. Our domestic cash balances are generally used to reduce our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. We have not provided for additional U.S. income taxes on the undistributed earnings of most of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $1.7 million during the six months ended June 30, 2014. In the third quarter of 2013, all restructuring actions associated with the 2012 Plan were completed. However, in the second quarter of 2014, we incurred additional charges related to adjusting our sublease estimate. Total cash outlays associated with the plan will be approximately $13 million, $10 million of which has been paid to date.

We had cash outlays of approximately $6.0 million during the six months ended June 30, 2014 related to the 2013 restructuring plan, and we estimate total cash outlays of $13 million, $12 million of which has been paid to date.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(27,250)	$(17,163)
Investing activities	(5,854)	(1,286)
Financing activities	9,153	481
Net cash used in continuing operations	(23,951)	(17,968)

Net cash used in discontinued operations:
Operating activities	(779)	(3,367)
Investing activities	—	(313)
Net cash used in discontinued operations:	(779)	(3,680)
Effect of foreign exchange rate changes on cash and cash equivalents	611	(3,580)
Net decrease in cash and cash equivalents	$(24,119)	$(25,228)

Operating activities.  Cash used in operating activities from continuing operations was $27.3 million during the six months ended June 30, 2014, compared with $17.2 million for the six months ended June 30, 2013.  Changes in normal short-term working capital items, including accounts payable and accrued liabilities, contributed to the increase in cash used in continuing operations during the current six month period as compared to the same period of the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $7.7 million for restructuring-related costs in the first half of 2014 compared to $4.7 million in the first half of 2013. In 2014, these costs were related to severance expenses primarily in our International segment and real estate-related costs in our North America and International segments. In 2013, restructuring costs included severance expenses in our International segment and real estate related costs in North America.  During the six months ended June 30, 2014, and 2013, our domestic operations used $11.8 million and $1.3 million, respectively, of cash from continuing operations while our International operations used $15.5 million and $15.9 million, respectively during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable increased to $197.5 million at June 30, 2014, from $189.4 million at December 31, 2013.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 67 days at June 30, 2014, from 59 days at December 31, 2013, an increase of 8 days, compared with DSO of 64 days at June 30, 2013, and 61 days at December 31, 2012, an increase of 3 days. The increase in DSO in the first half of 2014 is a result of increased unbilled receivables on fixed price projects at quarter end and delayed payments at several large clients. Our receivable collections are generally slower in the first half of the year with improvement in the second half of the year.

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

Investing activities.  Spending on property and equipment increased to $5.0 million during the six months ended June 30, 2014, from $1.3 million in the same period of 2013. Our capital spending increase is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the six months ended June 30, 2014, we had net borrowings on our long-term debt of $7.5 million, compared with $2.7 million for the six months ended June 30, 2013. In 2013, Ciber began repurchasing shares to satisfy minimum tax withholdings for employee stock plans.  We had net cash inflows of $1.7 million and $1.2 million in the first half of 2014 and 2013, respectively, for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding.

Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $51.8 million at June 30, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of June 30, 2014, we had $7.4 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility.

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

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At June 30, 2014, we had no borrowings that were subject to the bank's dominion.

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 14.5% and 15.0% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of 7 and 6, respectively, in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 33%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2014, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 21% and 59%, respectively, thus no impairment was indicated. We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $283.3 million at June 30, 2014. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2014, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2013, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — During the fiscal period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and
15d-15(e) of the Exchange Act.  Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the six months ended June 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share
April 1 to April 30	9,850	$4.32
May 1 to May 31	15,073	$4.35
June 1 to June 30	405,605	$4.79
Total: April 1 through June 30, 2014	430,528	$4.76
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
		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
10.1*	Release of Claims between Ciber, Inc. and David Peterschmidt.		Filed herewith
10.2*	Employment Agreement between Michael Boustridge and Ciber, Inc. dated June 12, 2014.		Filed herewith
10.3*	Release of Claims between Ciber, Inc. and Anthony Fogel.		Filed herewith
10.4*	Employment Agreement between Tina Piermarini and Ciber, Inc. dated June 13, 2014.		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	July 29, 2014	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)