Form 10-Q
period 2014-09-30
CIBER INC
filed 2014-10-28
CIK 918581

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 78,443,625 shares of the registrant’s Common Stock outstanding as of October 24, 2014.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Consulting services	$200,314	$202,780	$607,934	$620,606
Other revenue	10,992	12,277	36,029	34,387
Total revenues	211,306	215,057	643,963	654,993
OPERATING EXPENSES
Cost of consulting services	150,414	153,597	457,525	469,611
Cost of other revenue	6,040	7,398	20,459	20,056
Selling, general and administrative	51,969	53,531	157,002	154,021
Amortization of intangible assets	65	—	132	—
Restructuring charges	21,244	14,000	22,650	14,953
Total operating expenses	229,732	228,526	657,768	658,641
OPERATING LOSS FROM CONTINUING OPERATIONS	(18,426)	(13,469)	(13,805)	(3,648)

Interest expense	(372)	(450)	(1,270)	(1,970)
Other income (expense), net	(1,522)	(56)	(1,612)	611
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(20,320)	(13,975)	(16,687)	(5,007)
Income tax expense (benefit)	464	(462)	5,200	4,122
LOSS FROM CONTINUING OPERATIONS	(20,784)	(13,513)	(21,887)	(9,129)
Loss from discontinued operations, net of income tax	(47)	(952)	(477)	(5,489)
CONSOLIDATED NET LOSS	(20,831)	(14,465)	(22,364)	(14,618)
Net income attributable to noncontrolling interests	20	4	35	4
NET LOSS ATTRIBUTABLE TO CIBER, INC.	$(20,851)	$(14,469)	$(22,399)	$(14,622)

Basic and diluted loss per share attributable to Ciber, Inc.:
Continuing operations	$(0.27)	$(0.18)	$(0.28)	$(0.12)
Discontinued operations	—	(0.01)	(0.01)	(0.08)
Basic and diluted loss per share attributable to Ciber, Inc.	$(0.27)	$(0.19)	$(0.29)	$(0.20)

Weighted average shares outstanding- basic and diluted	78,121	75,070	77,291	74,611

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net loss	$(20,831)	$(14,465)	$(22,364)	$(14,618)
Foreign currency translation adjustments	(13,053)	7,104	(12,375)	(834)
Comprehensive loss	(33,884)	(7,361)	(34,739)	(15,452)
Comprehensive income attributable to noncontrolling interests	20	4	35	4
Comprehensive loss attributable to Ciber, Inc.	$(33,904)	$(7,365)	$(34,774)	$(15,456)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,017	$44,483
Accounts receivable, net of allowances of $2,575 and $2,335, respectively	181,319	189,382
Prepaid expenses and other current assets	28,032	22,794
Total current assets	230,368	256,659

Property and equipment, net of accumulated depreciation of $46,752 and $48,500, respectively	15,679	12,923
Goodwill	273,273	281,714
Other assets	7,567	6,522

TOTAL ASSETS	$526,887	$557,818

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$2,517	$53
Accounts payable	23,187	34,223
Accrued compensation and related liabilities	50,174	69,622
Deferred revenue	14,102	20,989
Income taxes payable	2,078	1,654
Other accrued expenses and liabilities	56,884	44,190
Total current liabilities	148,942	170,731

Long-term debt	10,300	—
Deferred income taxes	27,679	23,910
Other long-term liabilities	10,181	10,119
Total liabilities	197,102	204,760

Commitments and contingencies

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 78,394 and 75,822 shares issued, respectively	784	758
Treasury stock, at cost, 21 and 37 shares, respectively	(73)	(150)
Additional paid-in capital	358,558	343,944
Retained earnings (accumulated deficit)	(20,763)	4,887
Accumulated other comprehensive income (loss)	(9,279)	3,096
Total Ciber, Inc. shareholders' equity	329,227	352,535
Noncontrolling interests	558	523
Total equity	329,785	353,058

TOTAL LIABILITIES AND EQUITY	$526,887	$557,818

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ciber, Inc.
	Common Stock		Treasury Stock					Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2014	75,822	$758	(37)	$(150)	$343,944	$4,887	$3,096	$352,535	$523	$353,058
Consolidated net loss	—	—	—	—	—	(22,399)		(22,399)	35	(22,364)
Foreign currency translation	—	—	—	—	—	—	(12,375)	(12,375)	—	(12,375)
Shares issued under employee share plans, net	2,572	26	16	77	4,888	(3,251)	—	1,740	—	1,740
Share-based compensation	—	—	—	—	9,726	—	—	9,726	—	9,726
BALANCES AT SEPTEMBER 30, 2014	78,394	$784	(21)	$(73)	$358,558	$(20,763)	$(9,279)	$329,227	$558	$329,785

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(22,364)	$(14,618)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Loss from discontinued operations	477	5,489
Depreciation	4,178	4,396
Amortization of intangible assets	132	—
Deferred income tax expense	3,567	2,429
Provision for doubtful receivables	259	680
Share-based compensation expense	9,726	8,969
Amortization of debt costs	428	656
Other, net	1,581	340
Changes in operating assets and liabilities:
Accounts receivable	266	(392)
Other current and long-term assets	288	(694)
Accounts payable	(10,209)	(5,105)
Accrued compensation and related liabilities	(17,959)	(11,436)
Other current and long-term liabilities	8,053	8,527
Income taxes payable/refundable	(6,508)	(3,632)
Cash used in operating activities — continuing operations	(28,085)	(4,391)
Cash used in operating activities — discontinued operations	(481)	(2,865)
Cash used in operating activities	(28,566)	(7,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	(845)	—
Purchases of property and equipment, net	(7,867)	(4,079)
Cash used in investing activities — continuing operations	(8,712)	(4,079)
Cash used in investing activities — discontinued operations	—	(313)
Cash used in investing activities	(8,712)	(4,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	245,163	234,022
Payments on long-term debt	(232,062)	(242,572)
Employee stock purchases and options exercised	4,912	1,949
Purchase of shares for employee tax withholdings	(3,172)	(1,288)
Payment of initial fair value of acquisition-related contingent consideration	—	(3,428)
Other, net	—	(92)
Cash provided by (used in) financing activities — continuing operations	14,841	(11,409)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,029)	(2,902)
Net decrease in cash and cash equivalents	(23,466)	(25,959)
Cash and cash equivalents, beginning of period	44,483	58,849
Cash and cash equivalents, end of period	$21,017	$32,890

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  We do not anticipate that this guidance will materially impact our consolidated financial statements.

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

The following table summarizes the results of the discontinued operations during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenues	$—	$—	$—	$5,424
Operating expenses	47	952	477	10,731
Loss from discontinued operations before income taxes	(47)	(952)	(477)	(5,307)
Income tax expense	—	—	—	230
Loss from discontinued operations, net of taxes	(47)	(952)	(477)	(5,537)

Gain on sale	—	—	—	48

Total loss from discontinued operations, net of income taxes	$(47)	$(952)	$(477)	$(5,489)

(3) Loss Per Share

Our computation of loss per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss from continuing operations	$(20,784)	$(13,513)	$(21,887)	$(9,129)
Net income attributable to noncontrolling interests	20	4	35	4
Net loss attributable to Ciber, Inc. from continuing operations	(20,804)	(13,517)	(21,922)	(9,133)
Loss from discontinued operations, net of income tax	(47)	(952)	(477)	(5,489)
Net loss attributable to Ciber, Inc.	$(20,851)	$(14,469)	$(22,399)	$(14,622)

Denominator:
Basic and diluted weighted average shares outstanding	78,121	75,070	77,291	74,611

Basic and diluted loss per share attributable to Ciber, Inc.:
Continuing operations	$(0.27)	$(0.18)	$(0.28)	$(0.12)
Discontinued operations	—	(0.01)	(0.01)	(0.08)
Basic and diluted loss per share attributable to Ciber, Inc.	$(0.27)	$(0.19)	$(0.29)	$(0.20)

Anti-dilutive securities omitted from the calculation	3,738	6,541	3,492	6,088

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

The changes in the carrying amount of goodwill during the nine months ended September 30, 2014, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2014	$148,033	$133,681	$281,714
Effect of foreign exchange rate changes	(9,723)	—	(9,723)
Acquisition	1,282	—	1,282
Balance at September 30, 2014	$139,592	$133,681	$273,273

(5) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $53.4 million at September 30, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of September 30, 2014, we had $12.8 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings. At September 30, 2014, we had $2.5 million of foreign borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

(6) Income Taxes

Current period U.S. and foreign loss before income taxes as well as income tax expense (benefit) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Loss from continuing operations before income taxes:
U.S.	$(972)	$(5,667)	$(2,061)	$(3,672)
Foreign	(19,348)	(8,308)	(14,626)	(1,335)
Total	$(20,320)	$(13,975)	$(16,687)	$(5,007)

Income tax expense (benefit):
U.S.	$1,070	$550	$3,121	$2,930
Foreign	(606)	(1,012)	2,079	1,192
Total	$464	$(462)	$5,200	$4,122

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was higher than the normal effective rate as the result of establishing a valuation allowance against the deferred tax assets and current year losses of our operations in the Netherlands and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from losses in jurisdictions where we received no tax benefit due to a valuation allowance.

(7) Restructuring Charges

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and is expected to be completed in the next twelve months. It is expected to impact approximately 280 people. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $27 million, substantially all of which will be settled in cash. The total estimated restructuring expenses include approximately $20 million related to employee severance and related benefits and approximately $7 million related to office closures and other expenses.

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during the three months ended September 30, 2014, are as follows:

	Employee Severance and Termination	Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of July 1, 2014	—	$—	$—
Restructuring charge	19,599	1,574	21,173
Non-cash items	(220)	—	(220)
Cash paid	(336)	—	(336)
Restructuring liability, as of September 30, 2014	$19,043	$1,574	$20,617

Restructuring charges by segment are as follows:

	Three Months Ended September 30, 2014	Total Anticipated Charges
	(In thousands)
North America	$1,171	$2,200
International	17,527	18,400
Other	314	314
Corporate	2,161	6,000
Total	$21,173	$26,914

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

The changes in our 2013 Plan restructuring liabilities, which are recorded in other accrued expenses, during the nine months ended September 30, 2014, are as follows:

2013 Plan
(In thousands)
Restructuring liability, as of January 1, 2014	$7,454
Restructuring credit	(447)
Non-cash items	17
Cash paid	(6,611)
Foreign exchange rate changes	(93)
Restructuring liability, as of September 30, 2014	$320

Restructuring charges (credit) by segment are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Plan to Date
	(In thousands)
North America	$—	$(112)	$548
International	28	(468)	11,648
Other	—	(7)	57
Corporate	—	140	721
Total	$28	$(447)	$12,974

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

The changes in our restructuring liabilities for the 2012 Plan, which are recorded in other accrued expenses, during the nine months ended September 30, 2014, are as follows:

Office Closures
(in thousands)
Restructuring liability, as of January 1, 2014	$2,770
Restructuring charges	1,924
Cash paid	(2,298)
Foreign exchange rate changes	(4)
Restructuring liability, as of September 30, 2014	$2,392

Restructuring charges by segment are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Plan to Date (1)
	(In thousands)
North America	$9	$42	$1,747
International	—	856	7,936
Corporate (2)	34	1,026	3,724
Total	$43	$1,924	$13,407
(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate. If we are unable to find tenants for vacated offices or sub-lease terms are different from our assumptions, our actual restructuring charges will differ from our current estimates.

(2) Corporate restructuring charges include costs for administrative facility consolidation.

(8) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
International	$105,007	$110,879	$329,818	$337,489
North America	106,300	104,865	314,932	318,793
Other	706	833	1,927	2,575
Inter-segment	(707)	(1,520)	(2,714)	(3,864)
Total revenues	$211,306	$215,057	$643,963	$654,993

Operating income (loss) from continuing operations:
International	$1,822	$4,577	$11,877	$15,528
North America	10,430	8,506	28,011	25,104
Other	79	44	212	162
Corporate expenses	(9,448)	(12,596)	(31,123)	(29,489)
Operating income from continuing operations before amortization and restructuring charges	2,883	531	8,977	11,305
Amortization of intangible assets	(65)	—	(132)	—
Restructuring charges	(21,244)	(14,000)	(22,650)	(14,953)
Total operating loss from continuing operations	$(18,426)	$(13,469)	$(13,805)	$(3,648)

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
In March 2012, a shareholder, Valerie Denny, made a litigation demand on the board of directors to investigate certain allegations and bring suit against the directors and certain current and former executive officers of the Company. In response, the board of directors formed an Independent Committee to investigate the claims. In December 2012, after the Independent Committee completed its investigation, it reported its findings to the board of directors. Based upon the Independent Committee’s findings that Denny’s claims were without merit, the board of directors formally refused the demand. In February 2014, Denny filed a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., in Colorado State court, Arapahoe County, against certain current and former officers and directors. This complaint generally made the same allegations as set out in Denny’s March 2012 demand. The Complaint alleged that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants were alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company.  Denny also made claims of unjust enrichment and insider trading. In March 2014, Defendants filed a motion to stay the action pending resolution of the federal derivative action (Seni v. Peterschmidt), as well as motions to dismiss the action, and an answer to the complaint. In response to those motions, Denny agreed to stay the case. The court therefore issued an order staying the action on March 24, 2014. We believe this derivative lawsuit is without merit and we intend to vigorously defend against the claims. We are, however, unable to predict the outcome of this litigation.

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

Business Overview

Ciber is a leading global information technology (“IT”) company founded in 1974 with 40 years of proven IT experience, world-class credentials and a wide range of technology expertise. With operations in 15 countries across four continents, Ciber has the infrastructure and expertise to deliver IT services to almost any organization. At Ciber, we take a client-focused, personalized-service approach that includes the building of long-term relationships, creation of custom-tailored IT solutions, and the implementation of business strategies to reflect anticipated trends. Driven by results, we are committed to delivering quality solutions precisely configured to our clients' needs and achieving high client satisfaction. The consistent goal is sustainable business value delivered on time and on budget.

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

Restructuring

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and is expected to be completed in the next twelve months. It is expected to impact approximately 280 people. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $27 million, substantially all of which will be settled in cash. The total estimated restructuring expenses include approximately $20 million related to employee severance and related benefits and approximately $7 million related to office closures and other expenses. We expect the 2014 Plan will result in annualized pre-tax net savings from these actions of approximately $18 million that will be fully realized starting in the second half of 2015 and each year thereafter.

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan was to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan impacted approximately 250 employees. We have completed all activities associated with the 2013 Plan. The charges associated with the 2013 Plan were substantially all related to personnel severance and related employee benefit costs. We expect the 2013 Plan will result in annualized pre-tax net savings from these actions of approximately $12 million that will be fully realized starting in the second half of 2014 and each year thereafter.

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second quarter of 2014, we incurred additional charges related to adjusting our sublease estimates. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change. We expect pre-tax savings from these actions of $11 million in 2014 related to the 2012 Plan. However, these savings are partially offset by adverse business performance in our International segment.

Results of Operations — Comparison of the Three Months Ended September 30, 2014 and 2013

The following table and related discussion provide information about our consolidated financial results for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2014		2013
	(Dollars in thousands)
Consulting services	$200,314	94.8%	$202,780	94.3%
Other revenue	10,992	5.2	12,277	5.7
Total revenues	$211,306	100.0%	$215,057	100.0%

Gross profit - consulting services	$49,900	24.9%	$49,183	24.3%
Gross profit - other revenue	4,952	45.1	4,879	39.7
Gross profit - total	54,852	26.0	54,062	25.1

SG&A costs	51,969	24.6	53,531	24.9
Amortization of intangible assets	65	—	—	—
Restructuring charges	21,244	10.1	14,000	6.5
Operating loss from continuing operations	(18,426)	(8.7)	(13,469)	(6.3)

Interest expense	(372)	(0.2)	(450)	(0.2)
Other expense, net	(1,522)	(0.7)	(56)	—

Loss from continuing operations before income taxes	(20,320)	(9.6)	(13,975)	(6.5)
Income tax expense (benefit)	464	0.2	(462)	(0.2)

Net loss from continuing operations	$(20,784)	(9.8)%	$(13,513)	(6.3)%

Revenue by segment from continuing operations was as follows:

	Three Months Ended September 30,
	2014	2013	% change
	(In thousands)
International	$105,007	$110,879	(5.3)%
North America	106,300	104,865	1.4
Other	706	833	(15.2)
Inter-segment	(707)	(1,520)	n/m
Total revenues	$211,306	$215,057	(1.7)%
_____________
n/m = not meaningful

 Revenues.  For the three months ended September 30, 2014, total revenues decreased $3.8 million, or 1.7% in U.S. dollars in comparison to the three months ended September 30, 2013. On a local currency basis, revenues decreased $5.7 million, or 2.6%, as compared with the three months ended September 30, 2013, due to a decline in our International segment which was partially offset by improvements in our North America segment.

•
International revenues decreased $5.9 million, or 5.3% overall, and 7.0% in local currency compared with the three months ended September 30, 2013. This decline was primarily a result of continued challenges in the Netherlands as a result of an overall increase in employee attrition in the first half of 2014 and a soft revenue pipeline. Several smaller countries (in terms of revenue contribution) also saw reductions in revenue this quarter due to projects completed in 2014 and declines in revenues at existing clients. These declines were partially offset by revenue improvement in Germany.

•
North America revenues increased $1.4 million, or 1.4%, compared to the third quarter of 2013. This increase is primarily a result of improved performance in multiple Independent Software Vendors ("ISV") channels due to several new projects. Although this increase was partially offset by a decline in revenue in our Application Development and Maintenance ("ADM") practice, we believe we are beginning to see stabilization in this area of our business. We continue to also see growth in our Ciber Managed Services ("CMS") offerings.

Gross Profit.  Gross profit margin increased to 26.0% for the three months ended September 30, 2014, compared to 25.1% for the same period in 2013. Gross profit margin for our International segment increased due to a more disciplined use of subcontractors and an improved product mix. North America gross margin increased compared to the third quarter of 2013 as a result of an increase in revenue in certain higher margin ISV channels, as well as a reduction in personnel costs.

Selling, general and administrative costs.  Our SG&A costs decreased $1.6 million, or 2.9%, to $52.0 million for the three months ended September 30, 2014, from $53.5 million for the three months ended September 30, 2013. International SG&A costs increased compared to the third quarter of 2013 mainly due to increased labor costs. North America SG&A costs were down due to reduced personnel costs and improved cost discipline. Our corporate SG&A costs decreased as a result of lower stock compensation expense compared with the third quarter of 2013 which was mainly due to CFO transition costs during the 2013 period.

Operating loss.  Our operating loss was $18.4 million for the three months ended September 30, 2014, as compared to $13.5 million for the same period of 2013. This increased loss was primarily the result of a large restructuring charge in the current quarter.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended September 30,		% change	2014 % of revenue*	2013 % of revenue*
	2014	2013
	(In thousands)
International	$1,822	$4,577	(60.2)%	1.7%	4.1%
North America	10,430	8,506	22.6	9.8	8.1
Other	79	44	79.5%	11.2	5.3
Corporate expenses	(9,448)	(12,596)	25.0	(4.5)	(5.9)
Operating income from continuing operations before amortization and restructuring charges	2,883	531	442.9	1.4	0.2
Amortization of intangible assets	(65)	—	n/m	—	—
Restructuring charges	(21,244)	(14,000)	(51.7)	(10.1)	(6.5)
Total operating loss from continuing operations	$(18,426)	$(13,469)	(36.8)%	(8.7)%	(6.3)%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income decreased to $1.8 million for the third quarter of 2014 compared to $4.6 million for the three months ended September 30, 2013. This decrease is primarily due to revenue challenges in the Netherlands and other smaller countries (in terms of revenue contribution) as well as an increase in SG&A costs due to higher labor costs.

•
North America operating income increased $1.9 million, or 22.6% compared to the third quarter of 2013. The increase was a result of improved ISV channel revenue, a reduction in personnel costs and improved SG&A cost discipline.

•
Corporate expenses decreased $3.1 million during the current three month period compared to the third quarter of 2013 primarily due to lower stock compensation costs which is primarily a result of the CFO transition in the prior year period.

Interest expense.  Interest expense decreased $78 thousand for the three months ended September 30, 2014, compared to the same period of 2013 due to lower average borrowings on our ABL Facility in 2014 than in 2013.

Other expense, net.  Other expense, net increased $1.5 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This increase was primarily due to foreign exchange losses as a result of a significant devaluation of the Euro during the current quarter.

Income taxes.  Current period U.S. and foreign loss before income taxes as well as income tax expense (benefit) were as follows:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Loss from continuing operations before income taxes:
U.S.	$(972)	$(5,667)
Foreign	(19,348)	(8,308)
Total	$(20,320)	$(13,975)

Income tax expense (benefit):
U.S.	$1,070	$550
Foreign	(606)	(1,012)
Total	$464	$(462)

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was higher than the normal effective rate as the result of establishing a valuation allowance against the deferred tax assets and current year losses of our operations in the Netherlands and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from losses in jurisdictions where we received no tax benefit due to a valuation allowance.

Results of Operations — Comparison of the Nine Months Ended September 30, 2014 and 2013

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

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2014		2013
	(Dollars in thousands)
Consulting services	$607,934	94.4%	$620,606	94.8%
Other revenue	36,029	5.6	34,387	5.2
Total revenues	$643,963	100.0%	$654,993	100.0%

Gross profit - consulting services	$150,409	24.7%	$150,995	24.3%
Gross profit - other revenue	15,570	43.2	14,331	41.7
Gross profit - total	165,979	25.8	165,326	25.2

SG&A costs	157,002	24.4	154,021	23.5
Amortization of intangible assets	132	—	—	—
Restructuring charges	22,650	3.5	14,953	2.3
Operating loss from continuing operations	(13,805)	(2.1)	(3,648)	(0.6)

Interest expense	(1,270)	(0.2)	(1,970)	(0.3)
Other income (expense), net	(1,612)	(0.3)	611	0.1

Loss from continuing operations before income taxes	(16,687)	(2.6)	(5,007)	(0.8)
Income tax expense	5,200	0.8	4,122	0.6

Net loss from continuing operations	$(21,887)	(3.4)%	$(9,129)	(1.4)%

Revenue by segment from continuing operations was as follows:

	Nine Months Ended September 30,
	2014	2013	% change
	(In thousands)
International	$329,818	$337,489	(2.3)%
North America	314,932	318,793	(1.2)
Other	1,927	2,575	(25.2)
Inter-segment	(2,714)	(3,864)	n/m
Total revenues	$643,963	$654,993	(1.7)%
_____________
n/m = not meaningful

 Revenues.  For the nine months ended September 30, 2014, total revenues decreased $11.0 million, or 1.7% in U.S. dollars compared to the nine months ended September 30, 2013. On a constant currency basis, revenues decreased $20.8 million, or 3.2%, as compared with the nine months ended September 30, 2013, due to declines in both our International and North America segments.

•
International revenues decreased $7.7 million, or 2.3%, and decreased 5.2% in constant currency during the nine months ended September 30, 2014. This decline was primarily due to decreased revenue in the Netherlands due to an overall increase in employee attrition in the first half of 2014 and a soft revenue pipeline. This decrease was partially offset by improved revenue in Germany, the United Kingdom and Norway.

•
North America revenues decreased $3.9 million, or 1.2% compared to the first nine months of 2013. This decrease is primarily due to reduced revenue in our ADM practice, however, we believe we are beginning to see stabilization in this area of our business. This decrease was partially offset by an increase in multiple ISV channels as well as our Business Consulting practice. We continue to see growth in our CMS offerings as well.

Gross Profit.  Gross profit margin improved to 25.8% for the nine months ended September 30, 2014, compared to 25.2% for the same period in 2013. Gross profit margin for our International business improved as a result of cost reduction actions in connection with the 2013 Restructuring Plan, and due to a more disciplined use of subcontractors. North America gross margin was flat for the first nine months of 2014 as compared to the comparable 2013 period as increased margins in certain ISV channels were offset by lower margins in our ADM practice.

Selling, general and administrative costs.  Our SG&A costs increased by $3.0 million, or 1.9% to $157.0 million for the nine months ended September 30, 2014, from $154.0 million for the nine months ended September 30, 2013. International SG&A costs increased compared to the first nine months of 2013 due to increased labor costs. North America SG&A costs were down due to reduced personnel costs, improved cost discipline, and lower facilities expense. Our corporate SG&A costs increased mainly as a result of increased legal costs and share-based compensation.

Operating loss.  Our operating loss was $13.8 million for the nine months ended September 30, 2014, as compared to $3.6 million for the same period of 2013. This overall decline was mainly a result of increased restructuring charges in 2014 and an increase in international SG&A costs.

Operating income (loss) from continuing operations by segment was as follows:

	Nine Months Ended September 30,		% change	2014 % of revenue*	2013 % of revenue*
	2014	2013
	(In thousands)
International	$11,877	$15,528	(23.5)%	3.6%	4.6%
North America	28,011	25,104	11.6	8.9	7.9
Other	212	162	30.9	11.0%	6.3%
Corporate expenses	(31,123)	(29,489)	(5.5)	(4.8)	(4.5)
Operating income from continuing operations before amortization and restructuring charges	8,977	11,305	(20.6)	1.4	1.7
Amortization of intangible assets	(132)	—	n/m	—	—
Restructuring charges	(22,650)	(14,953)	(51.5)%	(3.5)	(2.3)
Total operating loss from continuing operations	$(13,805)	$(3,648)	(278.4)%	(2.1)%	(0.6)%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income declined to $11.9 million for the nine months ended September 30, 2014, compared to $15.5 million for the comparable period in 2013. This is primarily due to higher SG&A costs which were a result of increased labor costs. These costs were partially offset by improved margins which were, in large part, a result of our 2013 Restructuring Plan.

•
North America operating income increased $2.9 million, or 11.6%, compared to the first nine months of 2013. The increase was due to a reduction in SG&A expenses, specifically relating to reduced personnel costs, improved cost discipline and lower facilities expenses. However, these improvements were somewhat offset by lower revenues in our ADM practice.

•	Corporate expenses increased $1.6 million during the current nine month period primarily due to increased legal costs and share-based compensation expense.

Interest expense.  Interest expense decreased $0.7 million for the nine months ended September 30, 2014, compared to the same period of 2013 due to a significant reduction in our average borrowings on our ABL facility.

Other income (expense), net.  Other expense, net was $1.6 million for the nine months ended September 30, 2014, compared to other income, net of $611 thousand for the nine months ended September 30, 2013. This change was due to foreign exchange gains and losses and a decrease in interest income.

Income taxes.  Current period U.S. and foreign loss before income taxes as well as income tax expense were as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Loss from continuing operations before income taxes:
U.S.	$(2,061)	$(3,672)
Foreign	(14,626)	(1,335)
Total	$(16,687)	$(5,007)

Income tax expense:
U.S.	$3,121	$2,930
Foreign	2,079	1,192
Total	$5,200	$4,122

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was higher than the normal effective rate as the result of establishing a valuation allowance against the deferred tax assets and current year losses of our operations in the Netherlands and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from losses in jurisdictions where we received no tax benefit due to a valuation allowance.

Liquidity and Capital Resources

At September 30, 2014, we had $81.4 million in working capital, which represented a decrease from $85.9 million at December 31, 2013.  Our current ratio was 1.5:1 at both September 30, 2014 and December 31, 2013.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit agreement. In addition, we could seek to raise additional funds through public or private debt or equity financings. We believe that our cash and cash equivalents, our expected operating cash flow and our available debt capacity under our credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $21.0 million at September 30, 2014, compared to $44.5 million at December 31, 2013. Our domestic cash balances are generally used to reduce our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. We have not provided for additional U.S. income taxes on the undistributed earnings of most of our foreign subsidiaries, as we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $2.3 million during the nine months ended September 30, 2014. In the third quarter of 2013, all restructuring actions associated with the 2012 Plan were completed. However, in the second quarter of 2014, we incurred additional charges related to adjusting our sublease estimate. Total cash outlays associated with the plan will be approximately $13 million, $11 million of which has been paid to date.

We had cash outlays of approximately $6.6 million during the nine months ended September 30, 2014, related to the 2013 restructuring plan, and we estimate total cash outlays of $13 million, substantially all of which has been paid to date.

We had cash outlays of approximately $0.3 million during the nine months ended September 30, 2014, related to the 2014 restructuring plan, and we estimate total cash outlays of approximately $26 million.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(28,085)	$(4,391)
Investing activities	(8,712)	(4,079)
Financing activities	14,841	(11,409)
Net cash used in continuing operations	(21,956)	(19,879)

Net cash used in discontinued operations:
Operating activities	(481)	(2,865)
Investing activities	—	(313)
Net cash used in discontinued operations:	(481)	(3,178)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,029)	(2,902)
Net decrease in cash and cash equivalents	$(23,466)	$(25,959)

Operating activities.  Cash used in operating activities from continuing operations was $28.1 million during the nine months ended September 30, 2014, compared with $4.4 million for the nine months ended September 30, 2013.  Reduced earnings, as well as a reduction in normal short-term working capital items, particularly accounts payable and accrued liabilities, contributed to the increase in cash used in operating activities from continuing operations during the current nine month period as compared to the same period of the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $9.2 million for restructuring-related costs in the first nine months of 2014 compared to $7.1 million in the first nine months of 2013. In 2014, these costs were related to severance expenses in our International and North America segments, as well as real estate-related costs in our North America and International segments. In 2013, restructuring costs included severance expenses in our International, North America and corporate segments and real estate-related costs in North America.  During the nine months ended September 30, 2014, and 2013, our domestic operations provided (used) ($14.9 million) and $12.2 million, respectively, of cash from continuing operations while our International operations used $13.2 million and $16.6 million, respectively, during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $181.3 million at September 30, 2014, from $189.4 million at December 31, 2013.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 64 days at September 30, 2014, from 59 days at December 31, 2013, an increase of 5 days, compared with DSO of 63 days at September 30, 2013, and 61 days at December 31, 2012, an increase of 2 days. The increase in DSO in the first nine months of 2014 is a result of increased unbilled receivables on fixed-price projects at quarter end which was partially offset by improved collections. Our receivable collections are generally slower in the first half of the year with improvement in the second half of the year.

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

Investing activities.  Spending on property and equipment increased to $7.9 million during the nine months ended September 30, 2014, from $4.1 million in the same period of 2013. Our capital spending increase is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the nine months ended September 30, 2014, we had net borrowings on our long-term debt of $13.1 million, compared with net payments of $8.6 million for the nine months ended September 30, 2013. Associated with our 2010 acquisition of Segmenta A/S, during the second quarter of 2013 we paid $7.1 million of contingent consideration, of which $3.4 million is classified as a financing cash flow and $3.7 million is classified in operating activities. In 2013, Ciber began repurchasing shares to satisfy minimum tax withholdings for employee stock plans.  We had net cash inflows of $1.7 million and $0.7 million in the first nine months of 2014 and 2013, respectively, for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding.

Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $53.4 million at September 30, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of September 30, 2014, we had $12.8 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility.

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

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At September 30, 2014, we had $2.5 million of borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

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

We currently have a remaining goodwill balance of $273.3 million at September 30, 2014. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2014, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2013, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — During the fiscal period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act").  Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
In March 2012, a shareholder, Valerie Denny, made a litigation demand on the board of directors to investigate certain allegations and bring suit against the directors and certain current and former executive officers of the Company. In response, the board of directors formed an Independent Committee to investigate the claims. In December 2012, after the Independent Committee completed its investigation, it reported its findings to the board of directors. Based upon the Independent Committee’s findings that Denny’s claims were without merit, the board of directors formally refused the demand. In February 2014, Denny filed a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., in Colorado State court, Arapahoe County, against certain current and former officers and directors. This complaint generally made the same allegations as set out in Denny’s March 2012 demand. The Complaint alleged that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants were alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company.  Denny also made claims of unjust enrichment and insider trading. In March 2014, Defendants filed a motion to stay the action pending resolution of the federal derivative action (Seni v. Peterschmidt), as well as motions to dismiss the action, and an answer to the complaint. In response to those motions, Denny agreed to stay the case. The court therefore issued an order staying the action on March 24, 2014. We believe this derivative lawsuit is without merit and we intend to vigorously defend against the claims. We are, however, unable to predict the outcome of this litigation.

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

If we fail to properly analyze and classify the needs of our clients and refine our offerings, we may not be able to achieve our desired client retention and growth objectives and, as a consequence, our financial performance may be negatively impacted. If we are unable to instill the appropriate operational regimes and delivery methods to increase our overall efficiency and cost effectiveness, we may not be able to increase our profitability, improve our cash flow, and strengthen our balance sheet. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results, and profitability may be adversely affected. Even if we successfully implement our strategic plan, we cannot guarantee that our revenues, operating results, and profitability will improve to the levels we anticipate, or at all. With respect to our previously-announced restructuring initiatives (the most recent of which began in the third quarter of 2014) which we believe will eliminate certain costs, there can be no assurance that we will achieve the cost savings estimated or that we will not encounter the need to spend additional amounts to offset other factors that impact our business.

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

        We have an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time determined based on a valuation of our eligible accounts receivable. As of September 30, 2014, we had $12.8 million borrowings outstanding under our revolving line of credit. Any borrowings we make under our credit facility are secured by liens on substantially all of our assets.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At September 30, 2014, the carrying value of our goodwill was $273.3 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for goodwill impairment include, but are not limited to, financial performance indicators such as negative or declining cash flows or a decline in actual or planned revenue or earnings and a sustained decrease in share price.  Our cash flow estimates involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended September 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share
July 1 to July 31	8,021	$4.72
August 1 to August 31	14,945	$3.77
September 1 to September 30	110,370	$3.65
Total: July 1 through September 30, 2014	133,336	$3.73
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
		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
10.1*	Michael Boustridge Notice of Grant of Restricted Stock Units and Restrict Stock Unit Agreement		Filed herewith
10.2*	Michael Boustridge Notice of Grant of Stock Options and Option Agreement		Filed herewith
10.3*	Tina Piermarini Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan on arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	October 28, 2014	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)