Form 10-K
period 2014-12-31
CIBER INC
filed 2015-02-20
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2014, was $353,212,781 based on the closing price of the registrant's Common Stock of $4.94 per share reported on the New York Stock Exchange on such date.
As of February 9, 2015, there were 78,651,636 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Shareholders, which we intend to file no later than April 30, 2015, are incorporated by reference into Part III of this Report.

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

•	our outlook on our future financial condition or results of operations;

•	our belief that we have sufficient liquidity available to finance our working capital needs through at least the end of 2015;

•	the amount and nature of future capital expenditures and the availability of liquidity and capital resources to fund capital expenditures;

•	anticipated changes in the market for information technology (“IT”) services and spending on IT services by our customers; and

•	anticipated changes in the methods we use, and costs we experience, in marketing, selling and delivering our services.

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

Overview

Ciber is a leading global information technology (“IT”) services company founded in 1974 with 40 years of proven IT experience and a wide range of technology expertise. Ciber has the infrastructure and expertise to deliver IT services on a global scale. Focusing on the client, we take a personalized approach that includes building long-term relationships via the creation of IT solutions for the client, and implementing business strategies that reflect anticipated trends. We are committed to delivering quality solutions precisely configured to our clients' needs and achieving the highest level of customer satisfaction and self-assessed customer delight. Our goal is delivering business value to our clients.

The key initiatives of our strategic plan include: (i) focusing on high-value, tightly-defined core offerings with a well-developed portfolio of reusable solution sets; (ii) performing under heightened operational regimes and (iii) customer service.

Expertise and Capabilities:

•
Ciber Services: We go to market around three groups of services that we provide to our clients, which we refer to as the three core pillars of our business: (i) Application Development and Maintenance services, or ADM, (ii) Independent Software Vendor relationships, or ISVs, and (iii) our Ciber Managed Services, which we refer to as CMS.

•
Vertical Markets: Ciber has experience in a wide range of industries and has deep domain expertise and customized, in-depth technology solutions and best practices. Our focused offerings align with the needs of Global 2000 blue-chip companies in industries such as manufacturing, retail, healthcare and life sciences, communications, energy and utilities, financial services, and the public sector.

•
Integrated Global Delivery:  Our global delivery centers in the U.S., India, Germany, Poland, and the Netherlands, allow us to globally integrate our delivery network and thus provide solutions onsite, offsite, onshore, near-shore or in a blended combination. Through our global delivery centers we produce repeatable standardized processes that allow us to optimize efficiency, investment and speed to value.

IT Industry Background

The global IT services market is approximately $1 trillion and the more specific market in which Ciber competes is approximately $100 billion in revenue. Traditional software implementation and ISV projects comprise over half of the market, but the industry is shifting to the faster growing cloud and SaaS (Software as a Service) services.

Reportable Segments

Ciber operates globally, reporting resources in two segments: North America and International.  During the second quarter of 2013, we closed down our Russian operations. In 2012 we sold our Federal division and the infrastructure portion of our information technology outsourcing practice. As a result, these businesses are now reported as discontinued operations within our financial statements and accordingly, our financial statements have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted.

International

In 2014, our International segment represented approximately 51% of our total revenue. Revenues from International were $441.9 million, $456.4 million, and $434.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our Ciber International segment is organized by country and primarily consists of countries in Western Europe and the Nordic region. Our four largest countries are Germany, the Netherlands, the United Kingdom ("U.K.") and Norway, respectively.

North America

In 2014, our North America segment represented approximately 49% of our total revenue. Revenues from North America were $422.7 million, $423.3 million, and $432.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our North America segment is organized into practices.

Services

Our International and North America segments operate to harmonize our service offerings across both segments and provide consistent quality services to our global clients:

1. Staffing/Application Development and Maintenance

Ciber was founded as an IT staffing business and 40 years later it remains a large portion of our revenue. We support IT services needs across the full demand spectrum in a variety of technologies and disciplines. Our staffing services cover the full software development lifecycle as well as steady-state operations. We excel in program and project management, business analysis, and software and system design, testing and implementation.

Ciber's Application Development and Maintenance services provide analysis, design, development, testing, implementation, and maintenance of our client's business applications. We offer flexible, capable, objective and technical business services focusing on eCommerce, application development and enterprise modernization.

Through our project managers (PMs) and business analysts (BAs), Ciber provides experienced talent, capabilities, dedication and consulting acumen. Ciber's expert project manager and business analyst professionals deliver first-class solutions and continue to be client focused and results driven with the agility that is required of modern business. Utilizing a Project Management Office (PMO) centralizes management and control of projects to ensure that they successfully achieve an organization's strategic business objectives. In addition to the PMO, Ciber also offers Project Portfolio Management (PPM) services where our experts identify and analyze all projects in all portfolios, prioritize them for effectiveness, manage and control them in such a way as to achieve IT goals and objectives, and evaluate them for best practices, reusable procedures, and return on investment.

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

SAP: Ciber is a committed SAP partner and has been for more than 20 years. We help our customers meet their business needs with their technology investments and deliver the results they demand. As an SAP Gold Partner for Hosting, Application Management, HANA and Cloud Services, Ciber consultants have the skills and experience to guide our customers with all aspects of their implementation and operation of SAP systems globally.

Ciber covers the entire SAP application portfolio focusing on Cloud Apps, Analytics, HANA, hybris Omni-Commerce, UX & Mobile solutions and Governance Risk and Compliance requirements. We are an early adopter of SAP's new technologies such as mobility, in-memory computing (HANA), and HR applications (Success Factors), and have templated solutions for Retail & Wholesale, Energy & Utilities, Publishing & Media, Process Industry Chemicals & Pharma and Public Sector - Social Housing.  A large set of Ciber customers have also achieved faster time to value by adopting Ciber IP in the form of software products in areas such as Compliance, Master Data Management or Core Finance Processes.

Oracle: Ciber is an Oracle Platinum Partner. We offer a variety of traditional and cloud-based services. We are a business process outsourcer for Oracle which enables us to provide business services and Oracle software on a subscription basis in a hosted managed services environment. We have expertise in helping clients implement, upgrade, and maintain Oracle's E-Business Suite, PeopleSoft, Hyperion and Cloud product lines. Since 1990, we have helped clients across the globe leverage their Oracle applications to improve business processes, reduce costs, and provide better support for management decision-making. We are Oracle's premier partner in higher education, a lead partner in the public sector, and an emerging partner in health care.

Infor: In 2014 Ciber was named Infor Partner of the Year. Since 1995, Ciber has been a premiere Global Alliance Infor Lawson Consulting partner providing services for a variety of industries including healthcare, education, government, retail, manufacturing, and many others. Our solutions include: full ERP implementation and upgrade services, human capital management and talent management implementation services, managed services and business intelligence and integration services, among others.

Microsoft: Ciber and Microsoft have been global partners since 1996. We are a recognized Global Dynamics Partner, a Public Sector Global Partner of the Year, and a UK Dynamics Partner of the Year. We are also currently a Microsoft Inner Circle Partner, a recognition that is only given to a select group of global partners. While we work with Microsoft clients in many industries we specialize in three core verticals: financial services, the public sector and not-for-profit organizations.

Our typical Microsoft customers have very sophisticated needs and requirements and therefore our solutions require a broad spectrum of expertise including Dynamics CRM, Office 365, Sharepoint, Yammer, Lync, Infrastructure design and delivery, Dynamics AX, and .NET development. We are recognized in the industry as an expert in CRM/xRM solutions integration with Microsoft applications as well as non-Microsoft third party applications in either on-premise or cloud environments.

3. Integrated Managed Services

Managed services are the core of Ciber's business. Today many companies selectively outsource some level of IT functionality because Managed Services is a proven way to reduce and control operating costs, improve company focus and gain access to world-class IT capabilities. We partner with clients to optimize their IT environment so that they can focus on business innovation.

We work with clients utilizing a highly industrialized support concept to optimize their IT environment. We guide them through the jungle of innovations, allowing them to invest in high value opportunities to drive their success.

Ciber has extensive knowledge in custom application development, maintenance and enhancement, application management, and infrastructure management. We have the knowledge and strategic expertise to help clients shift to the cloud, integrate cloud applications and manage multi-cloud environments.

4. Other Services

Our business consulting practice is comprised of Enterprise Application Consultancy, IT Strategy Consultancy and Business Process Consultancy. Enterprise Application Consultancy focuses on cloud, mobility, customer engagement and enterprise information management. IT Strategy Consultancy helps businesses choose the right IT strategy by creating a joint business and IT road map and managing the change within the organization. Business Process Consultancy helps businesses become more agile, aware and intelligent. As a result businesses can quickly respond to changing market demands, make promises to clients they can live up to, and have data instantly available to make more informed business decisions. Ciber's business consulting services have in-depth industry expertise in the retail, manufacturing and utilities verticals.

The above areas represent our key service offerings. However we also offer IT services for other emerging technologies.

Financial Information about Segments and Geographic Areas

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 of the Notes to our Consolidated Financial Statements included under "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a discussion of financial information by segment and geographic areas.

Clients

Our current clients range from large corporations listed in the Fortune 100 to middle-market clients. These entities include businesses in most major industries. We also serve government entities in both North America and International.  These organizations use significant portions of their IT budgets to partner with outside firms which enable them to achieve their business and IT objectives.  We serve industries that include manufacturing, professional service, the public sector, healthcare and life sciences, and retail.

Certain clients account for a significant portion of our revenue.  While no specific client accounts for over 10% of our consolidated revenues, our 5 largest clients accounted for approximately 19% of our consolidated revenues in 2014.

Client satisfaction is one of our top priorities. It allows us to develop sustainable client relationships and, as a result, business success.

Competition

The IT services industry is highly competitive and characterized by continuous change in customer requirements and improvements in technologies.  Our competition varies significantly by geography, as well as by the type of service provided and the vertical market.  We believe our competitors include, among others, Accenture plc, Atos, Capgemini, Cognizant Technology Solutions Corp, Infosys Technologies Limited, Wipro, Perficient, Inc., Sapient Corp and The Hackett Group, Inc. In addition, we compete with many smaller, emerging, local companies in the markets in which we operate, as well as the service divisions of various software developers.

Our clients are focused on quality and cost of service. We continue to migrate work to our global offshore delivery centers in order to meet these customer demands and compete globally. By utilizing our global offshore delivery centers we are able to respond to our clients' need for a complete IT solution at competitive prices.

Our Competitive Strengths

We believe that our competitive strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

Long-term Client Relationships - Ciber has been in business since 1974. We regularly achieve high client satisfaction and have great success renewing client relationships. In fact, our very first client remains one of our top five clients today in terms of annual revenue. We provide a variety of services in multiple locations for this global client. This relationship exemplifies the kind of long-term commitment that we have toward our clients and speaks to the quality and breadth of the services that we provide. We are nimble to adapt to our clients' rapidly changing needs as a result of our wide range of services. Because of our long-term client relationships, we are highly referenced in the verticals and practices in which we do business.

Global Presence - Through One Ciber, our globalization initiative, we are expanding our practices worldwide, and employing the thought leadership and intellectual property of our consultants to make it accessible to our clients everywhere. We believe Ciber combines the best of global reach with local presence through onshore, near-shore and offshore centers of excellence. When combined with local account management and long-standing client relationships, we are able to provide our clients with flexible, agile service delivery that speeds their time to value of technology investments.

Recognized Thought Leader - Influencers including technology analyst firms, industry associations, and user groups, as well as our clients and partners, have recognized Ciber as a thought leader in the industry. We often demonstrate our thought leadership through Ciber-authored white papers, speaking engagements, analyst reports, and blogs. Awards from partners, influencers and clients recognize our thought leadership, vertical industry expertise, service excellence, and resulting client satisfaction.
Ciber has adhered to a Quality Management approach to business for many years. We have achieved many location specific certifications including ISO 9001, ISO 27001 and ISO 20000 as well as successfully completed a Software Engineering Institute's Capability Maturity Model Integration (CMMI) at our offshore center to take advantage of industry best practices. We have evolved and customized our processes to become more applicable to our outsourcing, management, and solution services. Our focus on quality allows us to better serve our clients through consistency, efficiency, and reliable IT security.

Employees

As of December 31, 2014, we had approximately 6,500 employees, including billable employees and support staff.  We routinely supplement our employee consulting staff with the use of subcontractors, which totaled approximately 700 at December 31, 2014, most of which are from other services firms. Between Ciber employees and subcontractors, we had approximately 5,600 billable consultants at December 31, 2014.  None of our employees are subject to a collective bargaining arrangement and we believe our relations with our employees are good.  We have employment agreements with our executive officers and certain other employees.

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

Our results of operations may be adversely affected if we are unable to refine our offerings, improve efficiency, and execute on these key elements of our strategic plan or our strategic plan proves to be less successful than anticipated.

If we fail to properly analyze and classify the needs of our clients and refine our offerings, we may not be able to achieve our desired client retention and growth objectives and, as a consequence, our financial performance may be negatively impacted. If we are unable to instill the appropriate operational regimes and delivery methods to increase our overall efficiency and cost effectiveness, we may not be able to increase our profitability, improve our cash flow, and strengthen our balance sheet. If we are unable to successfully execute any or all of the initiatives of our strategic plan, our revenues, operating results, and profitability may be adversely affected. Even if we successfully implement our strategic plan, we cannot guarantee that our plan will be successful and that our revenues, operating results, and profitability will improve to the levels we anticipate, or at all. With respect to our previously-announced restructuring initiatives (the most recent of which began in the third quarter of 2014), there can be no assurance that we will achieve the cost savings estimated or that we will not encounter the need to spend additional amounts to offset other factors that impact our business.

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

The protection of client, employee, and company data is critical to our reputation and the success of our business. Our clients have a high expectation that we will adequately protect their confidential information. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding with new and constantly changing requirements and third-party efforts to breach systems are increasing in frequency and sophistication. Protection of confidential client, employee, and Company data, along with compliance in the constantly changing regulatory environment may add expenses to our business operations. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through a third party system breach, systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in system disruptions, negative publicity, legal liability, monetary damages, and damage to our reputation.

We may experience declines in profitability if we do not accurately estimate the cost of engagements conducted on a fixed-price basis.

When making a proposal for or managing a fixed-price engagement, we rely on our estimates of costs and timing for delivering our services, which are sometimes based on limited data and could be inaccurate. If we do not accurately estimate our costs and the timing for completion of a fixed-price project, the contract for such a project could prove unprofitable or yield a profit margin that is lower than expected. Some fixed-price engagements are subject to long-term contracts that range from three to five years. Estimating future year costs on such long-term engagements is extremely difficult and subject to additional risks. Often our cost estimates and the pricing we offer for outsourcing projects anticipate long-term cost savings resulting from transformational and other initiatives that we expect to implement and benefit from over the term of the outsourcing contract. If we fail to accurately estimate the costs of performing our services or the amount of cost savings that we will experience on long-term contracts, we may underprice our contracts as a result, causing an adverse effect on our profits.

Losses, if any, on fixed-price contracts are recognized when the loss is determined. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue, profit, and profit margin reported in any period.

Our business could be adversely affected if our clients are not satisfied with our services, and we could face damage to our financial results, professional reputation and/or incur legal liability.

As a professional services firm, we depend largely on our relationships with our clients and our reputation for high quality professional services and integrity to attract and retain clients. In addition, we depend heavily on a limited number of clients. While no specific client accounts for over 10% of our consolidated revenues, our 5 largest clients accounted for approximately 19% of our revenues in 2014. Additionally, many of our engagements involve projects that are critical to the operations of our clients' businesses and many involve the protection of confidential client information. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, or if a data security breach occurs, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client or other clients. Clients that are not satisfied may also seek to terminate contracts with us prematurely, potentially resulting in additional costs and loss of expected revenues. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients. If we do not meet our contractual obligations to a client, we could be subject to legal liability. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions. In addition, we may enter into agreements with little or no liability protection because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. As a result, we may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not fulfill our obligations, we could face legal liability. In addition, if we were to fail to properly deliver on a project, we may not be able to collect any related accounts receivable or could even be required to refund amounts paid by the client.

We rely on third-party companies to perform some of our services to our customers, which if not performed to our standards, could cause significant disruption to our business and harm our reputation.

We have arrangements with third parties to perform certain services for our customers which, if not performed accurately, to our standards, and in accordance with the terms of our agreements with our customers, could result in significant disruptions or costs to us. Often in these circumstances, we are liable to our clients for the performance of these third parties. Should these third parties fail to perform timely or satisfactorily, our clients may terminate their engagements with us or withhold payment under their agreements with us until the services have been completed successfully. In addition, the timing of our revenue recognition may be affected or we may realize lower profits if we incur additional costs due to delays, if we must assign additional personnel to complete the engagement, if we are unable to otherwise provide those services internally, or if we fail to identify a replacement third party in an orderly, cost-effective and timely manner. Unsatisfactory performance by these third parties could negatively impact our relationships with our clients and harm our reputation.

Termination of a contract by a significant client and/or cancellation with short notice could adversely affect our financial condition.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis through master service agreements (“MSA”). Our MSAs typically do not include any commitment by our clients to give us a specific volume of business or future work. The length of individual projects and engagements can vary greatly. Our objective is to sign multi-year contracts with our clients; however, our contracts generally allow our client to terminate the contract for convenience or to reduce the amount of our services. Clients may generally cancel a contract with short notice, subject in some instances to penalty provisions but in many cases, without significant early termination cost. Termination, reduction, or delay of any given engagement could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. A significant number of terminations, reductions, or delays in engagements in any given period of time could negatively and materially impact our revenues and profitability.

Our results of operations could be adversely affected if the market for IT services and solutions fluctuates or does not continue to grow.

Fluctuations in our customers’ needs, changes in our customers’ industries, lack of client acceptance, uncertainty of global economic conditions or weakening economic conditions, competing technologies and services or reductions in corporate spending could cause the market for IT services and solutions to grow more slowly or could reduce demand for our services and solutions. For example, economic conditions have impacted some of our customers’ operations and technology spending and have caused some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms or otherwise exert pricing pressure on us, to delay payments due to us and, as occurred with several clients, to enter into bankruptcy or liquidation. Reduced demand for IT services has also resulted in reductions in the growth of new business and led to increased price competition for our services and increased the likelihood of entering into contracts that produce lower profit margins, which may materially adversely affect our revenues, results of operations and financial condition.

Our profitability will be adversely impacted if we are unable to maintain our utilization rates and control our costs.
Our profitability depends primarily on the prices for our services, our professionals’ utilization or billable time and our costs. As a services business, our largest expense is salaries and payroll-related expenses. However, it is our skilled employees that generate our revenues. Balancing our workforce levels against the demands for our services is difficult. Delays or cutbacks in projects or delays in finding new projects could increase the non-productive time of our consultants, which would decrease our utilization levels and our profit margins. We generally cannot reduce our labor costs as quickly as negative changes in revenue may occur. In addition, in a number of the countries in which we operate, the local labor laws make it very expensive to involuntarily terminate employees. As a result, some of our operations may retain underutilized employees for longer periods. To achieve our desired level of profitability, we must maintain our utilization at an appropriate rate. If we are unable to achieve and maintain our target utilization rates, our profitability could be adversely impacted. Further, if labor costs increase, this could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs by increasing the prices for our services.

If we do not continue to improve our operational, financial and other internal controls and systems to manage our growth and size or if we are unable to enter, operate and compete effectively in new geographic markets, our results of operation may suffer and the value of our business may be harmed.

Our current business and anticipated growth will continue to place significant demands on our management and other resources. Our global operations will require us to continue to develop and improve our operational procedures, financial systems, and other internal controls at our operations and facilities around the world. In particular, our continued growth will increase the challenges involved in:

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
Our future success depends on our ability to continue to retain and attract qualified employees and any inability to do so, or a loss of key employees, could have a material adverse effect on our business.

Our business involves the delivery of professional services and is highly labor intensive. Our future success depends upon our ability to continue to attract, train, effectively motivate and retain highly-skilled technical, managerial, sales and marketing personnel. Although we invest significant resources in recruiting and retaining employees, there is often considerable competition within the IT services industry for personnel with certain in-demand qualifications, and we may be unable to compete for the most desirable employees.

From time to time, we have trouble locating sufficient numbers of highly-qualified candidates located in our desired geographic locations, with the required specific expertise or at the desired compensation levels. The inability to attract and retain qualified employees in sufficient numbers could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus, maintain or increase our revenues. Such conditions could also force us to resort to the use of higher-priced subcontractors, which would adversely affect the profitability of the related engagement. In addition, our ability to attract and retain qualified personnel in India will become increasingly important as we implement our plans to expand our Global Solutions Center in India and increase the number of employees working there.

We believe that our future success substantially depends on certain key employees within the company, primarily in the senior management team. Due to the competitive employment nature of our industry, there is a risk that we will not be able to retain these key employees. The loss of one or more key employees could seriously impair our ability to continue to manage and expand our business, which could adversely affect our business and financial results. In addition, uncertainty created by turnover of key employees could result in reduced confidence in our financial performance, which could cause fluctuations in the price of our securities and result in further turnover of our employees.

The IT services industry, in the U.S. and internationally, is highly competitive and continually evolving, and we may not be able to compete effectively in this evolving marketplace.

We operate in a highly competitive industry that includes a large number of diverse participants. We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large offshore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment or service area. Many of the companies that provide services in our industry have significantly greater financial, technical, offshore and marketing resources than we do. In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of services that we provide. We may be unable to compete successfully with current or future competitors, and our revenue and profitability may be adversely affected. Additionally, some of our competitors, particularly those located outside of the U.S. and Western Europe in regions with lower costs of doing business, may be able to provide services and solutions to clients at lower costs or on more attractive terms. Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services. In particular, one key element of our ability to improve our profitability in the face of these trends is our ability to implement and leverage a global workforce, deploying lower-cost resources to provide quality work at higher margins. If we are not able to cost-effectively integrate our global workforce in services delivery, we may not be able to compete effectively, or maintain or improve our profitability.

We rely heavily on relationships with software vendors and the loss of one or more of our significant software vendors could have a material and adverse effect on our business and results of operations.

We have significant relationships with software vendors including SAP, Oracle, Infor, and Microsoft. Our relationships with these companies enable us to acquire customers at reduced costs and to increase win rates by allowing us to leverage our vendors' marketing efforts and benefit from strong vendor endorsements. The loss of one or more of these relationships or endorsements could reduce our revenues, result in increased sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, and adversely affect our results of operations. We cannot predict at this time what the impact of the loss of one or more software vendors would have on our business and results of operations.

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

In addition, as a global company, we are subject to U.S. and foreign laws and regulations with respect to corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, fines and penalties, criminal sanctions against us, our officers, or our employees, and have a material negative adverse effect on our reputation and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these U.S. and foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees or our business partners will not violate our policies.
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

Our business depends on our ability to successfully obtain payment from our clients for the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables, but actual losses on client balances could differ from those that we currently anticipate and as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. Recent global economic conditions and other factors resulted in financial difficulties for a number of our clients and, consequently, we experienced a greater amount of bad debt expense and related payments.

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

Our quarterly revenues, operating results, and profitability have varied significantly in the past and may continue to do so. Factors that have caused and may continue to cause variations in our revenues, operating results, and profitability include:

•	the business decisions of our clients regarding the use of our services;

•	the stage of completion of existing projects and/or their termination;

•	client satisfaction with our services;

•	our clients' financial ability to pay for our services;

•	our ability to properly manage and execute client projects, especially those under fixed-price arrangements;

•	our ability to properly price fixed-price contracts to provide for adequate profits;

•	our ability to maintain our profit margins and manage costs, including those for personnel and support services;

•	restructuring costs or charges related to changes in our business operations;

•	acquisition and integration costs related to possible acquisitions of other businesses;

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

If we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our consultants, we will not be able to sustain our profit margin and our profitability will suffer. A number of factors affect the rates we charge for our services, including:

•	our clients' perception of our ability to add value through our services;

•	changes in our pricing policies or those of our competitors;

•	the introduction of new products or services by us or by our competitors;

•	the use of globally-sourced, lower-cost service delivery capabilities by our competitors and our clients; and

•	economic conditions.

Additionally, a number of factors affect our utilization rates, such as:

•	seasonality, including number of workdays, holidays and vacations;

•	our ability to transition consultants quickly from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce; and

•	our ability to manage employee turnover.

Our international operations expose us to additional risks that could have adverse effects on our business and operating results.

Our operations outside of the US represented just over half of our revenues in 2014. Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

•	the costs and difficulties related to managing geographically diverse operations;

•	differences in, and uncertainties arising from, unfamiliarity or changes in foreign business culture and practices;

•	our ability to obtain the necessary visas and work permits for foreign nationals;

•	restrictions on the movement of cash and the repatriation of earnings;

•	multiple and possibly overlapping or conflicting laws;

•	the costs of complying with a wide variety of local laws;

•	operating losses incurred in certain countries and the non-deductibility of those losses for tax purposes; and

•	differences in, and uncertainties arising from, changes in legal, labor, political and economic conditions.

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

We have an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time determined based on a valuation of our eligible accounts receivable. As of December 31, 2014, we had $11.4 million of borrowings outstanding under our revolving line of credit. Any borrowings we make under our credit facility are secured by liens on substantially all of our assets.

We are dependent on our asset-based revolving credit facility to meet working capital and operational requirements, and access to our asset-based facility is dependent on, among other things, the borrowing base valuation of our eligible accounts receivable and the absence of a default under the credit agreement. The amount available for borrowing under the credit facility could be significantly reduced if there is a reduction in our eligible accounts receivable due to poor economic conditions, operational performance, or other factors. Any loss or material reduction of our ability to access funds under the credit facility could materially and negatively impact our liquidity.

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

Our insurance policies may not fully cover all losses we may incur.

Although we attempt to limit our liability for damages arising from negligent acts, errors or omissions through contractual provisions, the limitations of liability included in our contracts may not fully protect us from liability or damages and may not be enforceable in all instances. In addition, not all of our contracts may limit our exposure for certain liabilities, such as claims of third parties for which we may be required to indemnify our clients. Although we have general liability insurance coverage, this coverage may not continue to be available on terms reasonable to us or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or that exceed our available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We might not be successful at identifying, acquiring, or integrating businesses or entering into joint ventures, which could have a material adverse effect on our business and financial results.
In the past, we have made strategic and targeted acquisitions and joint ventures intended to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. In order to compete in our industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business. Potential issues associated with acquisitions and joint ventures could include, among other things: our ability to identify suitable acquisitions and joint ventures; our ability to offer potential acquisition targets and joint ventures competitive transaction terms; our ability to complete targeted transactions; our ability to realize the anticipated benefits or cost savings as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; assimilating, motivating, recruiting and retaining key employees; potential significant costs and expenses and charges to earnings; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture. In addition, by nature, joint ventures involve a lesser degree of control over the operations of the joint venture business, and particularly if we were to enter into such business in a minority position. If an acquisition or joint venture is not successfully completed or integrated into our existing operations, our business and financial results could be materially adversely impacted.
We may require substantial additional capital to support our growth, and this capital may not be available to us on acceptable terms, if at all.

We may require additional capital to support our business growth, including our need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. In the event we desire to obtain additional funding, we may not be able to secure additional equity or debt financing on favorable terms, if at all. If we are unable to obtain additional capital on terms acceptable to us when needed, we may not be able to pursue our growth strategy, and our business and operating results could suffer.
We could incur additional losses due to further impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At December 31, 2014, the carrying value of our goodwill was $267.6 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for goodwill impairment include, but are not limited to, financial performance indicators such as negative or declining cash flows or a decline in actual or planned revenue or earnings and a sustained decrease in share price.  Our cash flow estimates involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

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

In 2014, approximately 12% of our total revenue was from public sector clients, including state, local, and foreign governments and agencies.  Such programs can be modified or amended at any time by acts of the governments or agencies involved. Moreover, a number of state and local governments and agencies are suffering from significant budget shortfalls, which may result in curtailment of spending on consulting and technology services. Many contracts with public sector clients contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. Among other things, governments may cancel multi-year contracts if funds become unavailable during the term of the engagement. Cancellation or reduction in price or scope could limit our ability to recover incurred costs, reimbursable expenses and profits on work completed prior to the termination. If insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

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

Institutional shareholders hold a significant amount of our common stock and these shareholders may have conflicts of interests with the interests of our other shareholders and may vote their shares in a way that is adverse to the interests of our other shareholders.

Institutional investors own or control approximately 26% of the voting power of our common stock. The interests of these institutional shareholders may differ from our other shareholders in material respects. As an example, these institutional investors may have an interest in our pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments in Ciber, even though such transactions might involve risks to other shareholders. These institutional shareholders, or their affiliates may be in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with our business or our customers or suppliers. These investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us, which could materially differ from the interests of our other shareholders.

This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control of Ciber, even when such a change in control could benefit our other shareholders. These institutional shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.

The outcome of litigation in which we are involved is unpredictable and an adverse decision in any such matter could subject us to damage awards and lower the market price of our common stock.
From time to time and in the ordinary course of our business, we are a party to litigation matters such as those described in Part II Item 1, “Legal Proceedings” of this Annual Report on Form 10-K. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary damages. Litigation is costly, time-consuming and disruptive to normal business operations. These and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert management’s time and attention that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships.
Although we intend to contest such matters vigorously, we cannot assure you that their outcome will be favorable to us. An adverse resolution of any such matter in the future, including the results of any amicable settlement, could subject us to material damage awards or settlement payments or otherwise materially harm our business. For some complaints filed against us, we are currently unable to estimate the amount of possible losses that might be incurred should these legal proceedings be resolved against us.
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

At December 31, 2014, we had lease obligations for approximately 517,000 square feet of office space in 50 locations. Approximately 68,000 square feet of these lease obligations was either subleased or available for sublease as of December 31, 2014. We own one piece of property in the United Kingdom that is approximately 11,000 square feet. We believe our facilities are adequate for our current level of operations.

Please see Note 15 of our consolidated financial statements for information on offices that were closed or consolidated as a result of our restructuring activities.

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
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Ciber is vigorously defending the allegations. Proceedings in the federal appellate courts concluded in January 2015 with the matter remanded back to state court. Based on information known to us, we have established a reserve that we believe is reasonable. We are unable to predict the outcome of this litigation.
As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court dismissed the amended complaint with leave to amend. Plaintiff filed a second amended complaint and defendants filed a motion to dismiss the second amended complaint in March 2014. In November 2014, a federal magistrate judge recommended that the defendants’ motion to dismiss be granted. The plaintiff did not file any objection. We await the decision of the Court to uphold the magistrate judge’s recommendation. We are unable to predict the outcome of this litigation.
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

	Price Range
	Low	High
Fiscal 2013
First Quarter	3.00	4.99
Second Quarter	3.32	4.98
Third Quarter	3.17	3.95
Fourth Quarter	3.08	4.30
Fiscal 2014
First Quarter	3.59	4.91
Second Quarter	4.10	5.09
Third Quarter	3.31	5.05
Fourth Quarter	2.84	3.67

On February 9, 2015, the closing price of our common stock on the NYSE was $3.89 and there were 2,407 registered shareholders of record.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our repurchases of Ciber common stock for the fourth quarter ended December 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share
October 1 to October 31	5,879	$3.25
November 1 to November 30	14,757	$3.13
December 1 to December 31	109,463	$3.28
Total: October 1 through December 31	130,099	$3.26
(1) All shares were purchased to satisfy minimum tax withholdings for employee stock plans. No shares were purchased as part of our publicly announced share buy-back plan.

On December 11, 2014, we announced a plan to buyback up to $10 million shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place. As of December 31, 2014, no shares had been repurchased under this plan.

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

	As of and for the Year Ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (2)	2010 (2)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$863,607	$877,293	$865,597	$888,386	$872,694
Gross profit	222,666	223,057	223,478	224,299	224,656
Selling, general and administrative expenses	206,040	205,615	202,185	216,867	211,654
Goodwill impairment	—	—	—	16,300	82,000
Restructuring charge	26,232	16,923	7,981	—	—
Operating income (loss) from continuing operations	(9,798)	519	12,668	(10,402)	(72,211)
Net loss from continuing operations	(18,757)	(7,607)	(4,073)	(52,351)	(54,665)
Loss from discontinued operations, net of income tax	(792)	(6,924)	(10,009)	(14,881)	(23,025)
Net loss attributable to Ciber, Inc.	$(19,604)	$(14,520)	$(14,627)	$(67,261)	$(77,160)

Basic and diluted loss per share attributable to Ciber, Inc.:
Continuing operations	$(0.24)	$(0.10)	$(0.06)	$(0.73)	$(0.78)
Discontinued operations	(0.01)	(0.09)	(0.14)	(0.21)	(0.33)
Basic and diluted loss per share attributable to Ciber, Inc.	$(0.25)	$(0.19)	$(0.20)	$(0.94)	$(1.11)

Weighted Average Shares Outstanding (Basic and Diluted)	77,593	74,846	73,166	71,831	69,626

Balance Sheet Data:
Working capital	$85,104	$85,928	$105,468	$92,818	$132,364
Total assets	535,283	557,818	580,471	625,070	722,364
Long-term debt, current portion	—	53	6,337	25,571	10,473
Long-term debt, non-current portion	11,402	—	19,790	41,380	77,879
Total shareholders' equity	$326,076	$353,058	$358,953	$357,007	$419,500

Shares outstanding, net of treasury	78,697	75,785	73,779	72,568	70,124
(1) During 2014, 2013 and 2012 we incurred restructuring charges of $26.2 million, $16.9 million and $8.0 million, respectively. Please Refer to Note 15 to our consolidated financial statements for additional information on our restructuring plans.

(2) During the second quarters of 2011 and 2010, we recorded goodwill impairment charges of $16.3 million and $82.0 million, respectively, to write-down the goodwill associated with certain segments in our continuing operations. The goodwill impairment charges in our results from continuing operations resulted in a $4.5 million and a $22.6 million deferred tax benefit in the second quarters of 2011 and 2010, respectively. Additionally, during the second quarter of 2011, we incurred a $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets. For more information about the goodwill impairment charges and the deferred tax asset valuation allowance, please refer to Note 7 and Note 12, respectively.

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

Business and Industry Overview

Ciber is a leading global information technology (“IT”) services company founded in 1974 with 40 years of proven IT experience and a wide range of technology expertise. Ciber has the infrastructure and expertise to deliver IT services on a global scale. Focusing on the client, we take a personalized approach that includes building long-term relationships via the creation of IT solutions for the client, and implementing business strategies that reflect anticipated trends. We are committed to delivering quality solutions precisely configured to our clients' needs and achieving the highest level of customer satisfaction and self-assessed customer delight. Our goal is delivering business value to our clients.

Ciber operates globally, reporting resources in two segments: North America and International.  During the second quarter of 2013, we closed down our Russian operations. In 2012 we sold our Federal division and the infrastructure portion of our information technology outsourcing practice. As a result, these businesses are now reported as discontinued operations within our financial statements and accordingly, our financial statements have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted.

Our reportable operating segments as of December 31, 2014, consisted of International and North America. Our Ciber International segment is organized by country and primarily consists of countries in Western Europe and the Nordic region. The four largest territories are the Netherlands, Germany, the United Kingdom, and Norway. Our North America segment is organized into practices.

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

Representing approximately half of our consolidated revenues, our International division operates primarily in Western Europe, with our largest operations located in Germany, the Netherlands, the U.K. and Norway. These operations transact business in the local currencies of the countries in which they operate.  In recent years, approximately 50% to 60% of our International division's revenue has been denominated in Euros, 15% to 20% has been denominated in Great Britain Pounds ("GBP") and the balance has come from a number of other European currencies.  Changes in the exchange rates between these foreign currencies and the U.S. dollar affect the reported amounts of our assets, liabilities, revenues and expenses.  For financial reporting purposes, the assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates at period end and revenues and expenses are translated at average exchange rates for the period.

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

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total revenues	$—	$5,424	$90,777
Operating expenses	792	11,177	93,319
Operating loss from discontinued operations	(792)	(5,753)	(2,542)
Interest and other expense	—	1,008	90
Loss from discontinued operations before income taxes	(792)	(6,761)	(2,632)
Income tax expense	—	211	808
Loss from discontinued operations, net of income tax	(792)	(6,972)	(3,440)

Gain (loss) on sale	—	48	(7,256)
Income tax benefit	—	—	(687)
Gain (loss) on sale, net of income taxes	—	48	(6,569)
Total loss from discontinued operations, net of income taxes	$(792)	$(6,924)	$(10,009)

Restructuring

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and we expect it to be completed in the third quarter of 2015. We expect the 2014 Plan to impact approximately 280 people. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $27 million, substantially all of which will be settled in cash. The total estimated restructuring expenses include approximately $20 million related to employee severance and related benefits and approximately $7 million related to professional fees, office closures and other expenses. We expect the 2014 Plan will result in annualized pre-tax net savings from these actions of approximately $18 million that will be fully realized starting in the second half of 2015 and each year thereafter.

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

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarter of 2014, we incurred additional charges related to adjusting our sublease estimates. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

Results of Operations — Comparison of the Years Ended December 31, 2014 and 2013 - Consolidated

The following tables and related discussion provide information about our consolidated financial results of continuing operations for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2014		2013
	(Dollars in thousands)
Consulting services	$812,660	94.1%	$830,505	94.7%
Other revenue	50,947	5.9	46,788	5.3
Total revenues	$863,607	100.0%	$877,293	100.0%

Gross profit - consulting services	$199,936	24.6%	$203,734	24.5%
Gross profit - other revenue	22,730	44.6	19,323	41.3
Gross profit - total	222,666	25.8	223,057	25.4

SG&A costs	206,040	23.9	205,615	23.4
Amortization of intangible assets	192	—	—	—
Restructuring charges	26,232	3.0	16,923	1.9
Operating income (loss) from continuing operations	(9,798)	(1.1)	519	0.1

Interest expense	(1,639)	(0.2)	(2,539)	(0.3)
Other income (expense), net	(1,385)	(0.2)	841	0.1

Loss from continuing operations before income taxes	(12,822)	(1.5)	(1,179)	(0.1)
Income tax expense	5,935	0.7	6,428	0.7
Net loss from continuing operations	$(18,757)	(2.2)%	$(7,607)	(0.9)%
Percentage of revenue columns may not foot due to rounding.

Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2014	2013	% change
	(In thousands)
International	$441,943	$456,424	(3.2)%
North America	422,680	423,340	(0.2)
Other	2,703	3,357	(19.5)
Inter-segment	(3,719)	(5,828)	n/m
Total revenues	$863,607	$877,293	(1.6)%
n/m = not meaningful

Revenues.  Total revenues decreased $13.7 million, or 1.6%, for 2014 compared with 2013.  On a local currency basis, revenue decreased 1.6% between the comparable years. This decrease was attributable to the following:

•
During 2014, International revenues decreased $14.5 million, or 3.2%, overall, and 3.3% in local currency. This decline was primarily a result of decreased revenue in the Netherlands due to an overall increase in employee attrition in the first half of 2014 and a soft revenue pipeline. This decrease was partially offset by solid revenue growth in Germany, which continues to have success in its CMS practice and retail vertical. We also saw growth in Norway.

•
North America revenues decreased $0.7 million in 2014. This decrease is primarily due to reduced revenue in our ADM practice as a result of less billable consultants. This decrease was partially offset by an increase in our Oracle and Infor ISV channels as well as our Business Consulting practice. We continue to see growth in our CMS offerings as well.

Gross Profit.  Gross profit margin was 25.8% for the year ended December 31, 2014, up from 25.4% for the same period in 2013. Gross profit margin for our International business improved as a result of cost reduction actions in connection with the 2013 Restructuring Plan, and due to a more disciplined use of subcontractors. North America's gross margin in 2014 was up compared to 2013 due to increased margins in certain ISV channels as well as our Business Consulting practice.

Selling, general and administrative costs.  Our SG&A costs increased $0.4 million, or 0.2%, to $206.0 million for 2014, from $205.6 million for 2013. International SG&A costs increased compared to 2013 due to increased labor costs related to strategic initiatives in one of our ISVs as well as our retail vertical. North America SG&A costs were down due to reduced personnel costs, improved cost discipline, and lower facilities expense. Our corporate SG&A costs increased mainly as a result of increased management salaries related to new global leaders joining Ciber, as well as costs related to our management transition in the second quarter of 2014 and increased IT costs. SG&A costs as a percentage of revenue were 23.9% in 2014, up from 23.4% in 2013.

Operating income.  We had an operating loss from continuing operations of $9.8 million in 2014 compared to operating income of $0.5 million in 2013. This overall decline was mainly a result of increased restructuring charges in 2014.

Operating income from continuing operations by segment was as follows:

	Year Ended December 31,		%	2014 % of	2013 % of
	2014	2013	change	revenue*	revenue*
	(In thousands)
International	$19,361	$23,390	(17.2)%	4.4%	5.1%
North America	38,972	33,511	16.3	9.2	7.9
Other	192	315	(39.0)	7.1	9.4
Corporate expenses	(41,899)	(39,774)	(5.3)	(4.9)	(4.5)
Operating income before amortization and restructuring	16,626	17,442	(4.7)	1.9	2.0
Amortization of intangible assets	(192)	—	n/m	—	—
Restructuring charges	(26,232)	(16,923)	(55.0)	(3.0)	(1.9)
Total operating income (loss) from continuing operations	$(9,798)	$519	(1,987.9)%	(1.1)%	0.1%
n/m = not meaningful
*International, North America and Other calculated as a % of their respective revenue, all other calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income decreased to $19.4 million from $23.4 million in 2013. This is primarily due to lower revenue in the Netherlands as well as higher SG&A costs which were a result of increased labor costs. However, International did have an improved gross margin in 2014, which was partially a result of our 2013 Restructuring Plan.

•
North America operating income increased to $39.0 million in 2014 from $33.5 million in 2013. The increase was mostly due to a reduction in SG&A expenses, specifically relating to reduced personnel costs, improved cost discipline and lower facilities expenses. North America operating income also benefited in 2014 from an increase in gross profit from certain ISV channel and as well as their business consulting practice.

•
Corporate expenses increased $2.1 million primarily due to increased management salaries related to new global leaders joining Ciber, as well as costs related to our management transition in the second quarter of 2014.

Interest expense.  Interest expense decreased $0.9 million during 2014 compared to 2013 due to a significant reduction in our average borrowings on our ABL facility.

Other income (expense), net.  Other expense, net was $1.4 million in 2014 compared to other income, net of $0.8 million in 2013. This change was mostly due to foreign exchange gains and losses.

Income taxes.  Our tax expense is significantly impacted by the changes in the amount and the geographic mix of our income and loss. From continuing operations, our income (loss) before income taxes and our income tax expense is as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Income (loss) before income taxes:
United States	$(1,600)	$(3,487)
Foreign	(11,222)	2,308
Total	$(12,822)	$(1,179)
Income tax expense:
United States	$3,956	$3,581
Foreign	1,979	2,847
Total	$5,935	$6,428

Due to our history of domestic losses, we have a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to tax-basis goodwill amortization. We recorded approximately $4 million of related U.S. deferred tax expense in 2014 and expect to record approximately $2.7 million 2015.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34% in 2014. The foreign tax expense was higher than the normal effective rate as the result of establishing a valuation allowance against the deferred tax assets and current year losses of our operations in the Netherlands and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from losses in jurisdictions where we received no tax benefit due to a valuation allowance.

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

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2013		2012
	(Dollars in thousands)
Consulting services	$830,505	94.7%	$819,848	94.7%
Other revenue	46,788	5.3	45,749	5.3
Total revenues	$877,293	100.0%	$865,597	100.0%

Gross profit - consulting services	$203,734	24.5%	$204,354	24.9%
Gross profit - other revenue	19,323	41.3	19,124	41.8
Gross profit - total	223,057	25.4	223,478	25.8

SG&A costs	205,615	23.4	202,185	23.4
Amortization of intangible assets	—	—	644	0.1
Restructuring charges	16,923	1.9	7,981	0.9
Operating income from continuing operations	519	0.1	12,668	1.5

Interest expense	(2,539)	(0.3)	(5,976)	(0.7)
Other income, net	841	0.1	259	—

Income (loss) from continuing operations before income taxes	(1,179)	(0.1)	6,951	0.8
Income tax expense	6,428	0.7	11,024	1.3
Net loss from continuing operations	$(7,607)	(0.9)%	$(4,073)	(0.5)%
Percentage of revenue columns may not foot due to rounding.

Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2013	2012	% change
	(In thousands)
International	$456,424	$434,193	5.1%
North America	423,340	432,832	(2.2)
Other	3,357	3,109	8.0
Inter-segment	(5,828)	(4,537)	n/m
Total revenues	$877,293	$865,597	1.4%
n/m = not meaningful

Revenues.  Total revenues increased $11.7 million, or 1.4%, for 2013 compared with 2012.  In local currency, revenue increased 0.4% between the comparable years. This change is attributable to the following:

•
During 2013, international segment revenues increased 5.1% overall, but improved approximately 3.2% in local currency.  Overall, growth was significantly impacted by foreign exchange rates. On a local currency basis, revenue growth was led by the United Kingdom, Germany and Norway, as well as a couple of our smaller territories, all of which experienced accelerated growth in the second half of 2013. The increase in revenue in these countries was due to significant new clients in 2013, as well as some additional work at existing clients, specifically within our CMS practice. This growth was slightly offset by declines in revenue in the Netherlands, due to a weak IT services market.

•
North America revenues decreased $9.5 million or 2.2% during 2013 compared to 2012, as reductions in work levels at some existing clients, especially in our ADM practice, more than offset growth in other existing clients, as well as new clients. While our ADM practice declined in 2013, we experienced some growth in our Business Consulting practice and certain ISV channels, both of which benefited from several new clients, as well as growth at existing clients in 2013. Our CMS business continued to grow in 2013, which is partially a result of our ISV successes.

Gross Profit.  Gross profit margin was 25.4% for the year ended December 31, 2013, compared to 25.8% for 2012.  Gross profit margin for our International business declined slightly as savings from our restructuring plans were more than offset by an increased use of subcontractors and a decline in utilization. North America gross margin was also down slightly in 2013 compared to 2012. This decrease was a result of margin compression at some of our larger clients, which was partially due to pricing pressure in our ADM business.

Selling, general and administrative costs.  Our SG&A costs increased $3.4 million, or 1.7%, to $205.6 million for 2013, from $202.2 million for 2012. International SG&A costs increased compared to 2012 due to the effects of changes in foreign currency exchange rates, increased labor costs, and an increase in bad debt. North America SG&A costs were down due to reduced compensation costs and lower office rental expense, which was a result of the closure of offices under our 2012 restructuring plan. See Note 15 to our consolidated financial statements for more information on our restructuring plans. Our corporate SG&A costs increased as a result of higher share-based compensation expense as well as increased management compensation costs compared with 2012. $2.6 million of these corporate cost increases are a result of our CFO transition in September 2013. SG&A costs as a percentage of revenue was 23.4% for both 2013 and 2012.

Operating income (loss).  We had operating income from continuing operations of $0.5 million in 2013 compared to $12.7 million in 2012. This decrease was primarily a result of increased restructuring charges in 2013 compared to 2012 and the increased corporate SG&A costs discussed above. For more information on our restructuring changes, see Note 15 of our consolidated financial statements.

Operating income from continuing operations by segment was as follows:

	Year Ended December 31,		%	2013 % of	2012 % of
	2013	2012	change	revenue*	revenue*
	(In thousands)
International	$23,390	$23,245	0.6%	5.1%	5.4%
North America	33,511	30,169	11.1	7.9	7.0
Other	315	446	(29.4)	9.4	14.3
Corporate expenses	(39,774)	(32,005)	(24.3)	(4.5)	(3.7)
Unallocated results of discontinued operations	—	(562)	n/m	—	(0.1)
Operating income from continuing operations before amortization and restructuring	17,442	21,293	(18.1)	2.0	2.5
Amortization of intangible assets	—	(644)	100.0	—	(0.1)
Restructuring charges	(16,923)	(7,981)	(112.0)	(1.9)	(0.9)
Total operating income from continuing operations	$519	$12,668	(95.9)%	0.1%	1.5%
*Segments calculated as a % of segment revenue, all other calculated as a % of total revenue

•
International operating income increased slightly to $23.4 million in 2013 compared to $23.2 million in 2012. This increase is primarily due to improved revenues, mostly in the second half of the year, which were offset by gross margin reduction from the increased use of subcontractors and increased SG&A costs.

•
North America operating income increased to $33.5 million in 2013 from $30.2 million in 2012. The increase was due to a reduction in SG&A expenses, specifically reduced compensation costs and restructuring-related reductions in office rental expenses. However, these improvements were somewhat offset by lower revenues at existing ADM clients and margin compression.

•
Corporate expenses increased $7.8 million primarily due to higher stock compensation costs and increased management compensation expense. Our CFO transition in September 2013 contributed to $2.6 million of this increase.

Interest expense.  Interest expense decreased $3.4 million during 2013 compared to 2012. This decrease is primarily due to a significant reduction in our average borrowings outstanding, a lower interest rate on our credit facility entered into in May 2012, and the write-off of $1.1 million of capitalized debt fees that were written off in the second quarter of 2012.

Other income, net.  Other income, net was $0.8 million in 2013, compared to $0.3 million in 2012. This increase was due to an increase in interest income as well as foreign exchange gains and losses.

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

Due to our history of domestic losses, in 2011 we recorded a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to goodwill amortization and we recorded approximately $4.6 million of related U.S. deferred tax expense in 2013.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 23% to 33% in 2013. The reduction of foreign pre-tax income from continuing operations from 2012 to 2013 is related to an overall decrease in profitability of the business, including the impact of restructuring costs, and the implementation of new transfer pricing practices. The foreign tax expense in 2013 is primarily a result of the mix of income and losses across jurisdictions including losses in certain countries for which no tax benefit can be recorded due to full valuation allowances and provisions for uncertain tax provisions.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Liquidity and Capital Resources

At December 31, 2014, we had $85.1 million in working capital, which represented a slight decrease from $85.9 million at December 31, 2013.  Our current ratio was 1.5:1 at both December 31, 2014 and December 31, 2013.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. In addition, we may seek to raise additional funds through public or private debt or equity financings, if required, though we make no assumptions that we could raise additional capital on acceptable terms, or at all. We believe that our cash and cash equivalents, our expected operating cash flow, and our available credit agreement will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $45.9 million at December 31, 2014, compared to $44.5 million at December 31, 2013. Our domestic cash balances are used daily to reduce our outstanding balance on our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. Our credit agreement also provides for foreign borrowings if needed. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. The majority of our cash balance at December 31, 2014 and 2013 was held by our foreign subsidiaries.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $3.5 million during 2014. In the third quarter of 2013, all restructuring actions associated with this plan were completed. However, in the second and fourth quarter of 2014, we incurred additional charges related to adjusting our sublease estimate. Total cash outlays associated with the plan will be approximately $13 million, $12 million of which has been paid to date.

We had cash outlays of approximately $6.7 million during 2014, related to the 2013 restructuring plan. Total cash outlays for the 2013 Plan were $13 million, all of which has been paid to date.

We had cash outlays of approximately $7.5 million during 2014, related to the 2014 restructuring plan, and we estimate total cash outlays of approximately $26 million.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$1,952	$25,215	$1,153
Investing activities	(9,023)	(5,213)	(3,243)
Financing activities	12,584	(29,933)	(42,956)
Net cash provided by (used in) continuing operations	5,513	(9,931)	(45,046)

Net cash provided by (used in) discontinued operations:
Operating activities	(766)	(1,273)	(2,830)
Investing activities	—	(313)	37,754
Net cash provided by (used in) discontinued operations	(766)	(1,586)	34,924
Effect of foreign exchange rates on cash	(3,372)	(2,849)	3,404
Net increase (decrease) in cash and cash equivalents	$1,375	$(14,366)	$(6,718)

Operating activities.  Cash provided by operating activities from continuing operations was $2.0 million in 2014, compared with $25.2 million and $1.2 million in 2013 and 2012, respectively. An increase in our net loss, as well as changes in normal short-term working capital items primarily contributed to the overall decrease in cash from operations during 2014 as compared to 2013. While in 2013, changes in normal short-term working capital items, particularly accounts receivable, primarily contributed to the overall increase in cash from operations compared to 2012. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. In 2014, we also paid $17.7 million for restructuring-related costs, which was comprised of severance and real estate-related costs in both our North America and International segments. In 2013, our cash restructuring payments were $12.3 million and related to severance expenses in our International, North America and corporate segments, and real estate costs primarily in North America. During 2014 and 2013, our domestic operations provided (used) ($4.5 million) and $23.0 million, respectively, of cash from continuing operations while our International operations provided $6.4 million and $2.2 million, respectively during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European operations are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $173.5 million at December 31, 2014, from $189.4 million at December 31, 2013. At December 31, 2014, our total unbilled accounts receivable for costs and earnings in excess of billings totaled $20.0 million, which was an increase of $11.3 million from the prior year. Total accounts receivable day's sales outstanding ("DSO") was 57 days at December 31, 2014, compared to 59 days at December 31, 2013, a decrease of 2 days. During 2014, we experienced decreased DSO domestically and in our International segment as both segments experienced improved collection efficiency in 2014 compared to 2013. This collection improvement was partially offset by an increase in unbilled receivables on fixed-price projects at year end.

Accrued compensation and related liabilities fluctuate from period to period based on the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments. Bonuses are typically accrued throughout the year, and paid either quarterly or annually, based on the applicable bonus program associated with an employee's role and country in which he or she works.  As such, bonus accruals can fluctuate from quarter to quarter. Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

Investing activities.  Investing activities are primarily comprised of purchases of property and equipment and cash paid for acquisitions. Spending on property and equipment was $8.2 million during 2014, compared with $5.2 million in 2013 and $3.2 million in 2012. Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Such investments will fluctuate from period to period. Investing activities from discontinued operations for 2012 consisted primarily of net proceeds totaling $33.6 million from the sale of our Federal division and $4.5 million from the sale of a portion of our information technology outsourcing practice. On December 11, 2014, we announced a plan to buyback up to $10 million shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place. As of December 31, 2014, no shares had been repurchased under this plan.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is utilized for U.S. working capital fluctuations.  During 2014, we had net borrowings on our long-term debt of $11.8 million compared to net payments of $26.2 million and $40.1 million (primarily from the repatriation of $30 million of foreign cash to the U.S. in January 2012 and the sale of our Federal Division in March 2012), in 2013 and 2012, respectively. Additionally, in 2014 and 2013 we incurred no debt fees, compared to $3.4 million in 2012.  In 2014 and 2013, Ciber repurchased shares to satisfy minimum tax withholdings for employee stock plans. We had net cash inflows of $1.5 million and $0.6 million in 2014 and 2013, respectively, for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding. In 2012 we reflected a cash inflow of $1.3 million for proceeds from employee stock plans. Associated with our 2010 acquisition of Segmenta A/S, during the second quarter of 2013 we paid $7.1 million of contingent consideration, of which $3.4 million is classified as a financing cash flow and $3.7 million is classified in operating activities. (See Note 3 to our Consolidated Financial Statements for more information.) In the fourth quarters of 2014 and 2013 we paid $0.7 million and $0.8 million, respectively, for payments on the purchase of the noncontrolling interest of one of our foreign subsidiaries. (See Note 1 to our Consolidated Financial Statements for more information.)

 Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $48.6 million at December 31, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of December 31, 2014, we had $11.4 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility at December 31, 2014.

Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. During the year ended December 31, 2014, our weighted average interest rate on our outstanding borrowings under the ABL Facility was 4.05%.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility. The ABL Facility also includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. We were in compliance with all such covenants at December 31, 2014.

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days. None of the above scenarios were applicable during 2014 and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At December 31, 2014, we had no foreign borrowings that were subject to the bank's dominion.

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

The carrying value of the outstanding borrowings under the ABL Facility approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on our credit risk, which has not changed since entering into the facility in May 2012. If our credit risk were to change, we would estimate the fair value of our borrowings using discounted cash flow analysis based on current rates obtained from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

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

The following table is a summary of our contractual obligations as of December 31, 2014:

	Payments due by period
	Total	2015	2016-2017	2018-2019	Thereafter
	(In thousands)
Principal payments on long-term debt	$11,402	$—	$11,402	$—	$—
Operating leases (1)	65,462	19,434	29,247	13,797	2,984
Other commitments (2)	17,756	12,681	5,035	40	—
Total	$94,620	$32,115	$45,684	$13,837	$2,984
(1) Includes operating leases for all office locations, automobiles and office equipment.
(2) Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. It also includes our 2015 payment related to the purchase of the noncontrolling interests of one of our foreign subsidiaries. (See Note 1 to our Consolidated Financial Statements for more information on this purchase). It does not include our remaining unrecognized tax benefits of $14.9 million because we are unable to make a reasonably reliable estimate as to when a cash settlement, if any, with the appropriate taxing authority may occur.

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 14.5% and 15% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of 7 and 6, respectively, in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 33%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2014, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 21% and 59%, respectively, thus no impairment was indicated. As of June 30, 2014, we updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

For the quarter ended December 31, 2014, we reviewed for indicators of impairment and believed that the sustained decline in our share price warranted an interim test for goodwill impairment for our reporting units. We compared the carrying values of our International and North America reporting units to their estimated fair values at December 31, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. We used similar methodologies as during our annual impairment test date of June 30, 2014, and updated our business and valuation assumptions for the income and market approach. The discounted cash flow method (income approach) incorporates various Level 3 inputs including projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. Again, we projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 16% and 14.5% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 8 and 6, respectively in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our interim goodwill impairment test as of December 31, 2014, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 28% and 86%, respectively, thus no impairment was indicated. We updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $267.6 million at December 31, 2014.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash and debt, a control premium, and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

We have not recorded any deferred tax benefit for any domestic tax operating losses since then. Our total valuation allowance recorded against all of our deferred tax assets at December 31, 2014, was $56.9 million. The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance.

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

Allowance for doubtful accounts receivable — We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2014, we had gross accounts receivable of $176.3 million and our allowance for doubtful accounts was $2.8 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectability each quarter.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Global 2000 blue-chip companies and government agencies.  Our bad debt expense was $0.7 million, $1.8 million, and $0.8 million in 2014, 2013, and 2012, respectively.  If our clients' financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  Such items are very difficult to predict and require significant management judgment.

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

During 2014, approximately 51%, or $443 million of our total revenue was attributable to our foreign operations.  Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 5.1%, or $44 million.  A portion of this fluctuation would be offset by expenses incurred in local currency.  Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies. At December 31, 2014, we have entered into the multiple short term foreign currency forward transaction to mitigate our exposure to fluctuations in the the euro, the Indian Rupee, the pound sterling, the Norwegian krone, the Swedish krona, and the Australian Dollar related to inter-company transactions. See Note 10 to our consolidated financial statements for more information on our financial instruments. Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

Our exposure to changes in interest rates arises primarily because our ABL Facility has a variable interest rate.  For the year ended December 31, 2014, we had average borrowings outstanding under our ABL Facility of $13.5 million and the weighted average interest rate on these borrowings was 4.05%. Therefore, a 1% increase in interest rates on average outstanding indebtedness under the ABL Facility would result in approximately $0.1 million of additional interest expense in 2014.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.
We have audited the accompanying consolidated balance sheets of Ciber, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 20, 2015

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Consulting services	$812,660	$830,505	$819,848
Other revenue	50,947	46,788	45,749
Total revenues	863,607	877,293	865,597

OPERATING EXPENSES
Cost of consulting services	612,724	626,771	615,494
Cost of other revenue	28,217	27,465	26,625
Selling, general and administrative	206,040	205,615	202,185
Amortization of intangible assets	192	—	644
Restructuring charges	26,232	16,923	7,981
Total operating expenses	873,405	876,774	852,929

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,798)	519	12,668

Interest expense	(1,639)	(2,539)	(5,976)
Other income (expense), net	(1,385)	841	259

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,822)	(1,179)	6,951
Income tax expense	5,935	6,428	11,024

NET LOSS FROM CONTINUING OPERATIONS	(18,757)	(7,607)	(4,073)
Loss from discontinued operations, net of income tax	(792)	(6,924)	(10,009)

CONSOLIDATED NET LOSS	(19,549)	(14,531)	(14,082)
Net income (loss) attributable to noncontrolling interests	55	(11)	545

NET LOSS ATTRIBUTABLE TO CIBER, INC.	$(19,604)	$(14,520)	$(14,627)

Basic and diluted loss per share attributable to Ciber, Inc.:
Continuing operations	$(0.24)	$(0.10)	$(0.06)
Discontinued operations	(0.01)	(0.09)	(0.14)
Basic and diluted loss per share attributable to Ciber, Inc.	$(0.25)	$(0.19)	$(0.20)

Weighted average shares outstanding — Basic and Diluted	77,593	74,846	73,166

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Consolidated net loss	$(19,549)	$(14,531)	$(14,082)
Reclassification adjustment to loss from discontinued operations	—	1,008	—
Foreign currency translation adjustments	(20,339)	1,880	7,214
Comprehensive loss	(39,888)	(11,643)	(6,868)
Comprehensive income (loss) attributable to noncontrolling interests	55	(11)	545
Comprehensive loss attributable to Ciber, Inc.	$(39,943)	$(11,632)	$(7,413)

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$45,858	$44,483
Accounts receivable, net of allowances of $2,842 and $2,335, respectively	173,450	189,382
Prepaid expenses and other current assets	26,714	22,794
Total current assets	246,022	256,659

Property and equipment, net of accumulated depreciation of $46,871 and $48,500, respectively	14,115	12,923
Goodwill	267,587	281,714
Other assets	7,559	6,522

TOTAL ASSETS	$535,283	$557,818

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$—	$53
Accounts payable	32,926	34,223
Accrued compensation and related liabilities	59,012	69,622
Deferred revenue	17,475	20,989
Income taxes payable	573	1,654
Other accrued expenses and liabilities	50,932	44,190
Total current liabilities	160,918	170,731

Long-term debt	11,402	—
Deferred income taxes	28,422	23,910
Other long-term liabilities	8,465	10,119
Total liabilities	209,207	204,760

Commitments and contingencies

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 78,728 and 75,822 shares issued, respectively	787	758
Treasury stock, at cost, 32 and 37 shares, respectively	(117)	(150)
Additional paid-in capital	360,419	343,944
Retained earnings (accumulated deficit)	(18,348)	4,887
Accumulated other comprehensive income (loss)	(17,243)	3,096
Total Ciber, Inc. shareholders' equity	325,498	352,535
Noncontrolling interests	578	523
Total equity	326,076	353,058

TOTAL LIABILITIES AND EQUITY	$535,283	$557,818

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands)

					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ciber, Inc. Shareholders' Equity		Total Shareholders' Equity
	Common Stock		Treasury Stock						Noncontrolling Interests
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 1, 2012	74,487	$745	(1,919)	$(10,998)	$330,088	$44,337	$(7,006)	$357,166	$(159)	$357,007
Consolidated net loss	—	—	—	—	—	(14,627)	—	(14,627)	545	(14,082)
Foreign currency translation	—	—	—	—	—	—	7,214	7,214	—	7,214
Treasury shares issued under employee share plans	—	—	1,211	6,941	—	(5,678)	—	1,263	—	1,263
Share-based compensation	—	—	—	—	7,551	—	—	7,551	—	7,551
BALANCES AT DECEMBER 31, 2012	74,487	745	(708)	(4,057)	337,639	24,032	208	358,567	386	358,953
Consolidated net loss	—	—	—	—	—	(14,520)	—	(14,520)	(11)	(14,531)
Foreign currency translation and reclassification	—	—	—	—	—	—	2,888	2,888	—	2,888
Change in noncontrolling interest	—	—	—	—	(6,755)	—	—	(6,755)	148	(6,607)
Shares issued under employee share plans, net	1,335	13	671	3,907	1,314	(4,625)	—	609	—	609
Share-based compensation	—	—	—	—	11,746	—	—	11,746	—	11,746
BALANCES AT DECEMBER 31, 2013	75,822	758	(37)	(150)	343,944	4,887	3,096	352,535	523	353,058
Consolidated net loss	—	—	—	—	—	(19,604)	—	(19,604)	55	(19,549)
Foreign currency translation	—	—	—	—	—	—	(20,339)	(20,339)	—	(20,339)
Shares issued under employee share plans, net	2,906	29	5	33	5,070	(3,631)	—	1,501	—	1,501
Share-based compensation	—	—	—	—	11,405	—	—	11,405	—	11,405
BALANCES AT DECEMBER 31, 2014	78,728	$787	(32)	$(117)	$360,419	$(18,348)	$(17,243)	$325,498	$578	$326,076

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(19,549)	$(14,531)	$(14,082)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	792	6,924	10,009
Depreciation	5,552	5,797	7,366
Amortization of intangible assets	192	—	644
Deferred income tax expense	2,916	2,706	4,892
Provision for doubtful receivables	730	1,813	825
Share-based compensation expense	11,405	11,746	7,282
Amortization of debt costs	571	798	2,615
Other, net	2,191	470	667
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,029	2,401	(13,529)
Other current and long-term assets	(1,184)	1,337	(1,708)
Accounts payable	220	3,786	(4,240)
Accrued compensation and related liabilities	(6,202)	845	7,352
Other current and long-term liabilities	7,002	5,868	(6,004)
Income taxes payable/refundable	(5,713)	(4,745)	(936)
Cash provided by operating activities — continuing operations	1,952	25,215	1,153
Cash used in operating activities — discontinued operations	(766)	(1,273)	(2,830)
Cash provided by (used in) operating activities	1,186	23,942	(1,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	(845)	—	—
Purchases of property and equipment, net	(8,178)	(5,213)	(3,243)
Cash used in investing activities — continuing operations	(9,023)	(5,213)	(3,243)
Cash provided by (used in) investing activities — discontinued operations	—	(313)	37,754
Cash provided by (used in) investing activities	(9,023)	(5,526)	34,511

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	330,928	302,135	337,475
Payments on long-term debt	(319,137)	(328,354)	(377,617)
Employee stock purchases and options exercised	5,097	2,449	1,263
Purchase of shares for employee tax withholdings	(3,596)	(1,840)	—
Credit facility fees paid	—	—	(3,389)
Payment of initial fair value of acquisition-related contingent consideration	—	(3,428)	—
Purchase of noncontrolling interests	(708)	(800)	—
Other, net	—	(95)	(688)
Cash provided by (used in) financing activities — continuing operations	12,584	(29,933)	(42,956)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,372)	(2,849)	3,404
Net increase (decrease) in cash and cash equivalents	1,375	(14,366)	(6,718)
Cash and cash equivalents, beginning of period	44,483	58,849	65,567
Cash and cash equivalents, end of period	$45,858	$44,483	$58,849
See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

Ciber is a leading global information technology (“IT”) company with a wide range of technology expertise. We serve a variety of clients, including corporations listed in the Fortune 100 and middle-market companies, as well as governmental entities and educational institutions. We solve complex IT and business issues across various industries such as manufacturing, healthcare and life sciences, communications, energy and utilities, and financial services. The three pillars of our business include Application Development and Maintenance (“ADM”), Independent Software Vendor relationships (“ISVs”) and Ciber Managed Services (“CMS”). We combine local, on-site account management with a global delivery model to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources. To a lesser extent, we also resell certain IT hardware and software products.

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

In June 2013, we entered into an agreement to purchase all of the noncontrolling interests of one of our foreign subsidiaries for future cash payments of approximately $7.3 million, of which $0.8 million was paid in the the fourth quarter of 2013, $0.7 million was paid in the fourth quarter of 2014, and the remainder will be paid in the second quarter of 2015. Effective with the date of entering into this agreement, we derecognized the previously recorded noncontrolling interests relating to this subsidiary and recorded a liability for the present value of future cash payments on our consolidated balance sheet. We recorded the excess of the present value of future cash payments over the book value of noncontrolling interests as a reduction to Ciber, Inc. shareholders' equity.

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

 (e) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased.  The majority of our cash balance at December 31, 2014 and 2013 was held by our foreign subsidiaries.

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

All foreign currency transaction gains and losses, including foreign currency gains and losses on short-term inter-company loans and advances, are included in "other expense, net" in the Consolidated Statements of Operations as incurred. During 2014, we entered into multiple foreign currency forward transactions to reduce our exposure to changes in foreign currency exchange rates. The unrealized gain (loss) on these transactions is also recorded in "other expense, net" in our Consolidated Statements of Operations.

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

To the extent available, we issue treasury shares when option awards are exercised or RSU awards vest. When treasury stock is not available we issue new shares of Ciber common stock for share-based awards.

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

The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term nature. The fair value of our reporting units utilized in our annual goodwill impairment assessment, which utilizes level 3 assumptions, is discussed in Note 7. The fair value of the borrowings under our ABL Facility utilizing level 2 assumptions is discussed in Note 9. Restructuring liabilities for office closures, discussed in Note 15, are initially recorded at estimated fair value utilizing level 3 assumptions, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

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

From time to time, Ciber will also enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results.  At December 31, 2014, we have entered into multiple foreign currency forward transaction to mitigate our exposure to fluctuations in the the euro, the Indian Rupee, the pound sterling, the Norwegian krone, the Swedish krona, and the Australian Dollar related to inter-company transactions. We have not elected hedge accounting for these derivatives. These fair values are recorded in "prepaid expenses and other current assets" and "other accrued expenses and liabilities," respectively, in our Consolidated Balance Sheet. At December 31, 2013, we did not have any material outstanding derivative instruments. For more information on our derivative instruments see Note 10.

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

(n) Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balances of items that are reported directly as separate components of shareholders' equity.  Comprehensive income (loss) includes net income plus changes in cumulative foreign currency translation adjustment, net of taxes.

The balance of "accumulated other comprehensive income (loss)" reflected on the Consolidated Balance Sheets was comprised of the following:

Foreign Currency Translation
(in thousands)
Balance at January 1, 2013	$208
Amount reclassified from accumulated other comprehensive income	1,008
Change in foreign currency translation	1,880
Balance at December 31, 2013	3,096
Change in foreign currency translation	(20,339)
Balance at December 31, 2014	$(17,243)

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
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Ciber is vigorously defending the allegations. Proceedings in the federal appellate courts concluded in January 2015 with the matter remanded back to state court. Based on information known to us, we have established a reserve that we believe is reasonable. We are unable to predict the outcome of this litigation.
As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court dismissed the amended complaint with leave to amend. Plaintiff filed a second amended complaint and defendants filed a motion to dismiss the second amended complaint in March 2014. In November 2014, a federal magistrate judge recommended that the defendants’ motion to dismiss be granted. The plaintiff did not file any objection. We await the decision of the Court to uphold the magistrate judge’s recommendation. We are unable to predict the outcome of this litigation.
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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the standard is when an entity transfers goods or services to customers, it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and for interim periods within that year, and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements, as well as which transition method we intend to use.

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

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total revenues	$—	$5,424	$90,777
Operating expenses	792	11,177	93,319
Operating loss from discontinued operations	(792)	(5,753)	(2,542)
Interest and other expense	—	1,008	90
Loss from discontinued operations before income taxes	(792)	(6,761)	(2,632)
Income tax expense	—	211	808
Loss from discontinued operations, net of taxes	(792)	(6,972)	(3,440)

Gain (loss) on sale	—	48	(7,256)
Income tax benefit	—	—	(687)
Gain (loss) on sale, net of income taxes	—	48	(6,569)
Total loss from discontinued operations, net of income taxes	$(792)	$(6,924)	$(10,009)

(3) Acquisitions

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

In 2011 we fixed the value of the future acquisition-related contingent consideration for our 2010 acquisition of Segmenta A/S at approximately $10 million, of which $2.1 million was paid in 2011. On May 31, 2013, we paid $7.1 million to settle this liability. The change in management's estimate of the amount to be paid was recorded in "other expense, net" on the Consolidated Statements of Operations. The liability was recorded in “other accrued expenses and liabilities” on the Consolidated Balance Sheets, and changes in the value of the liability from January 1, 2012 through December 31, 2013 were due to the following:

Contingent Consideration
(In thousands)
Balance at January 1, 2012	$6,476
Interest expense accretion	396
Foreign exchange rate changes	114
Balance at December 31, 2012	6,986
Interest expense accretion	176
Foreign exchange rate changes	(97)
Payments	(7,065)
Balance at December 31, 2013	$—

(4) Loss Per Share

The details of our net loss attributable to Ciber, Inc. is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

NET LOSS FROM CONTINUING OPERATIONS	$(18,757)	$(7,607)	$(4,073)
Net income (loss) attributable to noncontrolling interests	55	(11)	545
Net loss attributable to Ciber, Inc. from continuing operations	(18,812)	(7,596)	(4,618)
Loss from discontinued operations, net of income tax	(792)	(6,924)	(10,009)
Total net loss attributable to Ciber, Inc.	$(19,604)	$(14,520)	$(14,627)

Dilutive securities, including stock options and restricted stock units, are excluded from the diluted weighted average shares outstanding computation in periods in which they have an anti-dilutive effect, such as when we report a net loss attributable to Ciber, Inc. from continuing operations or when stock options have an exercise price that is greater than the average market price of Ciber common stock during the period. Because we had a net loss attributable to Ciber, Inc. from continuing operations for the years ended, December 31, 2014, 2013 and 2012, approximately 3.7 million, 6.1 million and 9.0 million anti-dilutive securities were excluded from the loss per share calculations.

(5) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2014	2013
	(In thousands)
Billed accounts receivable	$134,040	$153,011
Unbilled - scheduled billings	22,258	29,993
Costs and estimated earnings in excess of billings	19,994	8,713
	176,292	191,717
Less allowance for doubtful accounts	(2,842)	(2,335)
Accounts receivable, net	$173,450	$189,382

The activity in the allowance for doubtful accounts consists of the following:

		Additions		Effect of foreign exchange rate changes
	Balance at beginning of period	Charge to cost and expense			Balance at end of period
			Deductions
			Write-offs
	(In thousands)
Year ended December 31, 2012	$1,422	825	(580)	85	$1,752
Year ended December 31, 2013	$1,752	1,813	(1,312)	82	$2,335
Year ended December 31, 2014	$2,335	730	(24)	(199)	$2,842

(6) Property and Equipment

Property and equipment consists of the following:

	December 31,
	2014	2013
	(In thousands)
Computer equipment and software	$45,173	$44,403
Furniture and fixtures	9,090	9,525
Leasehold improvements and other	6,723	7,495
	60,986	61,423
Less accumulated depreciation	(46,871)	(48,500)
Property and equipment, net	$14,115	$12,923

(7) Goodwill

The changes in the carrying amount of goodwill are as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2013	$142,918	$133,681	$276,599
Effect of foreign exchange rate changes	4,359	—	4,359
Other	756	—	756
Balance at December 31, 2013	148,033	133,681	281,714
Effect of foreign exchange rate changes	(15,409)	—	(15,409)
Acquisition	1,282	—	1,282
Balance at December 31, 2014	$133,906	$133,681	$267,587

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 14.5% and 15% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of 7 and 6, respectively, in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 33%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2014, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 21% and 59%, respectively, thus no impairment was indicated. As of June 30, 2014, we updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

For the quarter ended December 31, 2014, we reviewed for indicators of impairment and believed that the sustained decline in our share price warranted an interim test for goodwill impairment for our reporting units. We compared the carrying values of our International and North America reporting units to their estimated fair values at December 31, 2014. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. We used similar methodologies as during our annual impairment test date of June 30, 2014, and updated our business and valuation assumptions for the income and market approach. The discounted cash flow method (income approach) incorporates various Level 3 inputs including projected revenue growth rates, earnings margins, and the present value, based on the discount rate and terminal growth rate, of forecasted cash flows. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. Again, we projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 16% and 14.5% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 8 and 6, respectively in order to value each of our reporting units under the market approach. In addition, the fair value under the market approach included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our interim goodwill impairment test as of December 31, 2014, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 28% and 86%, respectively, thus no impairment was indicated. We updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

(8) Operating Leases

We have non-cancelable operating leases primarily for our office space, automobiles and office equipment. Expense for operating leases totaled approximately $24.4 million, $25.4 million and $29.7 million in 2014, 2013 and 2012, respectively.

Future minimum operating lease payments as of December 31, 2014, are:

Rental Payments
(In thousands)
2015	$19,434
2016	16,708
2017	12,539
2018	10,027
2019	3,770
Thereafter	2,984
$65,462

(9) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $48.6 million at December 31, 2014. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of December 31, 2014, we had $11.4 million of borrowings outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility at December 31, 2014.

Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points , or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the ABL Facility are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. During the year ended December 31, 2014, our weighted average interest rate on our outstanding borrowing under the ABL Facility was 4.05%.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility. The ABL Facility also includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. We were in compliance with all such covenants at December 31, 2014.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for 5 consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At December 31, 2014, we had no foreign borrowings that were subject to the bank's dominion.

The ABL Facility generally contains customary events of default for credit facilities of this type, including nonpayment, material inaccuracy of representations and warranties, violation of covenants, default of certain other agreements or indebtedness, bankruptcy, material judgments, invalidity of the ABL Facility or related agreements, and a change of control.

In connection with the ABL Facility, we capitalized debt issuance costs that we are amortizing to interest expense over the terms of the borrowing arrangements. At December 31, 2014, the balance of unamortized debt fees was $1.3 million.

The carrying value of the outstanding borrowings under the ABL Facility approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on our credit risk, which has not changed materially since entering into the facility in May 2012. If our credit risk were to change, we would estimate the fair value of our borrowings using discounted cash flow analysis based on current rates obtained from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be level 2 inputs, which include inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly.

Long-Term Debt — Long-term debt consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Total bank debt - Revolving credit facility	$11,402	$—
Capital lease obligations	—	53
Total debt	11,402	53
Less current portion	—	53
Long-term debt	$11,402	$—

Maturities — Maturities of bank debt were determined to be as follows:

Amount Maturing
(In thousands)
2015	$—
2016	—
2017	11,402
$11,402

(10) Financial Instruments

We are exposed to certain risks related to our ongoing business operations.  From time to time, we may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

During 2014, we entered into various foreign currency forwards related to intercompany transactions denominated in a foreign currency. These forwards allow us to manage our foreign currency exposure with respect to the the euro, the Indian Rupee, the pound sterling, the Norwegian krone, the Swedish krona, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.  During 2014, we had a net gain on our foreign currency forward contracts of approximately $1.0 million which is included in "other income (expense)" on the Consolidated Statement of Operations. Each forward is recognized as either an asset or liability on our Consolidated Balance Sheets at fair value and is presented in either "prepaid expenses and other current assets" or "other accrued expenses and liabilities," as applicable.  All cash flows associated with these forward instruments are classified as operating cash flows in our Consolidated Statement of Cash Flows.

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2014:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

NOK	29,000,000	EUR	3,212,513	1/30/2015
USD	6,000,000	EUR	4,951,312	1/30/2015
USD	6,000,000	EUR	4,836,759	1/30/2015
GBP	3,300,000	EUR	4,225,352	1/30/2015
AUD	2,000,000	EUR	1,343,815	1/30/2015
EUR	1,100,000	SEK	10,366,620	1/30/2015
INR	380,577,000	USD	6,000,000	1/30/2015
INR	108,099,880	EUR	1,400,000	1/30/2015

(11) Other Income (Expense)

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest income	$536	$857	$618
Foreign exchange losses, net	(1,985)	(16)	(462)
Other	64	—	103
Other income (expense), net	$(1,385)	$841	$259

(12) Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$2	$(496)	$36
State and local	(79)	70	280
Foreign	3,096	4,148	5,816
	3,019	3,722	6,132
Deferred:
Federal	3,824	3,396	4,528
State and local	209	611	647
Foreign	(1,117)	(1,301)	(283)
	2,916	2,706	4,892
Income tax expense	$5,935	$6,428	$11,024

U.S. and foreign income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$(1,600)	$(3,487)	$(5,058)
Foreign	(11,222)	2,308	12,009
Income (loss) before income taxes	$(12,822)	$(1,179)	$6,951

U.S. and foreign income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
United States	$3,956	$3,581	$5,491
Foreign	1,979	2,847	5,533
Income tax expense	$5,935	$6,428	$11,024

Income tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$(4,488)	$(413)	$2,433
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	95	443	927
Non-deductible other costs	2,623	1,329	1,678
Valuation allowance	6,200	6,752	8,039
Foreign cash repatriation	(530)	(2,783)	—
Impact of foreign tax	(5,719)	(1,002)	(2,347)
Provision for uncertain tax position	8,621	2,208	1,064
Other	(867)	(106)	(770)
Income tax expense	$5,935	$6,428	$11,024

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Accrued expenses	$10,741	$9,904
Federal tax credit carryforwards	16,944	15,837
U.S. net operating loss ("NOL") carryforwards	18,452	13,206
Foreign NOL carryforwards	8,818	7,500
Other	5,714	6,445
Total gross deferred tax assets	60,669	52,892
Less valuation allowance	(56,942)	(51,160)
Deferred tax assets, net	3,727	1,732
Deferred tax liabilities:
Goodwill	(27,947)	(23,914)
Other	(1,830)	(883)
Total gross deferred tax liabilities	(29,777)	(24,797)
Net deferred tax liability	$(26,050)	$(23,065)

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

The establishment of a valuation allowance does not impair our ability to utilize the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance. At December 31, 2014, we have Federal net operating loss ("NOL") and Federal tax credit carryforwards of approximately $45 million and $21 million, respectively. U.S. NOL carryforwards of $2 million begin to expire in 2022 while the remaining NOL carryforwards do not begin to expire until 2031. Our Federal tax credit carryforwards are subject to certain annual usage limits, but do not begin to expire until 2025. At December 31, 2014, we also have approximately $51 million of foreign NOL carryforwards. We have recorded a valuation allowance for most all of our foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them.  Approximately 54% of the foreign NOL carryforwards may expire.

At December 31, 2014, we estimate the undistributed earnings and profits of our foreign subsidiaries that would be subject to U.S. taxes totaled approximately $41 million. Quantification of the U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not practicable.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when based upon the technical merits, it is "more-likely-than-not" that the tax position will be sustained upon examination. The changes in the balance of our unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2012	$6,528
Increases related to prior year tax positions	108
Increases related to current year tax positions	1,103
Decreases related to settlements with tax authorities	(2,118)
Lapse of statute of limitations	(147)
Balance at January 1, 2013	5,474
Increases related to prior year tax positions (net)	51
Increases related to current year tax positions	2,157
Balance at December 31, 2013	7,682
Increases related to prior year tax positions (net)	71
Increases related to current year tax positions	7,116
Balance at December 31, 2014	$14,869

Our unrecognized tax benefits totaled $14.9 million at December 31, 2014. During 2014, the significant fluctuation in the Euro to the U.S. dollar conversion rate reduced the overall outstanding liability by $1.4 million, this has been netted against the current year increase. If recognized, all of these benefits would affect our future income tax expense, prior to the impact of any related valuation allowance.  We believe that it is not reasonably possible that any significant unrecognized tax benefits will be released in the next twelve months. Note that the amounts recorded for our unrecognized tax benefits represent management estimates, and actual results could differ which would impact our effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statements of operations. We have not recorded a material amount of interest and penalties during 2014, 2013, and 2012.

We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions.  We are routinely subject to examination by various domestic and foreign tax authorities.  The outcome of tax audits is always uncertain and could result in cash tax payments that could be material. Additionally, tax audits may take long periods of time to ultimately resolve.  We do not believe the outcome of any tax audits at December 31, 2014, will have a material adverse effect on our consolidated financial position or results of operations. With limited exception, we are no longer subject to U.S. Federal and state income tax audits for years through 2010.  Our most significant foreign operations and the most recent year for which they are no longer subject to tax examination are as follows: Germany-2009; India-2008; Netherlands-2010; Norway-2003; and the UK-2012.

(13) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan. We match a portion of the employees' contribution and the vesting of this matching contribution occurs over six years.  Forfeitures reduce our matching contributions.  We record forfeitures when a participant's employment ends.  We recorded expense of $1.3 million, $1.3 million and $1.0 million in 2014, 2013 and 2012, respectively, related to this plan.

(14) Shareholders' Equity

Share-Based Compensation — On April 27, 2004, our shareholders approved the adoption of the Ciber, Inc. 2004 Incentive Plan (the "2004 Plan").  To date, 20,350,000 shares of Ciber, Inc. common stock have been authorized for issuance under the 2004 Plan.  The Compensation Committee of the Board of Directors may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants and determines the number, nature and vesting of such awards.  As of December 31, 2014, there were 7,513,976 shares available for future grants under the 2004 Plan.

On November 9, 2010, the Board of Directors adopted a new non-employee director compensation program effective January 1, 2011. Under the new program, upon election or appointment to the Board of Directors, non-employee directors are granted restricted stock units ("RSUs") valued at $100,000 of our common stock (the "initial grant") and non-employee directors are granted RSUs valued at $100,000 of our common stock annually (the "annual grant"). The initial grant and annual grant vest in equal quarterly installments over a period of three years and one year, respectively. Compensation expense for equity grants to non-employee directors was approximately $842,000, $558,000, and $517,000 for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in our total recorded share-based compensation costs.

In September 2014, we made an inducement grant of 815,217 options and 804,721 RSUs to our new president and chief executive office, Michael Boustridge, as well as 150,000 RSUs to our new chief administrative officer, Tina Piermarini. The above option inducement grant was granted with an exercise price equal to the market value of our common stock on the date of issuance. These grants were made outside of the 2004 Plan and are not subject to shareholder approval.

The table below summarizes the amounts recorded in the Consolidated Statements of Operations for share-based compensation:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Share-based compensation costs — continuing operations	$11,405	$11,746	$7,282
Share-based compensation costs — discontinued operations	—	—	269
Total share-based compensation costs included in consolidated net loss	$11,405	$11,746	$7,551

Options

Options granted under the 2004 Plan generally have an exercise price that is equal to the market value of our common stock on the date of issuance.  We did not grant any options under the 2004 Plan during 2014 or 2013. Options granted during 2012 under the 2004 Plan are subject to a six months cliff and graded vesting thereafter over 2.5 years.  In general, graded vesting under the 2004 Plan ranges from two to three years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our International segment, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date.  Options granted in 2012 under 2004 Plan have a contractual term of seven years.

As mentioned above, we made an inducement option grant to our new CEO in September of 2014. These options vest monthly over 2.5 years and expire after 7 years. The exercise price is equal to our common stock on the date of issuance.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing method.  Compensation costs related to options with graded vesting are recognized on a straight-line basis over the vesting period, unless a tranche vests immediately, in which case compensation costs are expensed ratably.  The expected life for options with a contractual life of 10 years is derived from historical data pertaining to option exercises and employee terminations.  The expected life for options with a contractual life of less than 10 years is derived using the SEC's "simplified method," as we do not have sufficient historical data pertaining to options with contractual lives of less than 10 years upon which to base an expected term assumption.  Expected volatilities are based on historical volatility of our common stock.  The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant and the dividend yield is based on historical experience and expected future changes.

A summary of the weighted average assumptions used to value options granted and the grant date fair value follows:

	Year Ended December 31,
	2014	2012
Expected life (in years)	4.4	4.4
Risk-free interest rate	1.43%	0.63%
Expected volatility	52%	70%
Dividend yield	0%	0%
Fair value	$1.59	$2.13

A summary of stock option activity for 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts or as otherwise disclosed)
Outstanding at January 1, 2014	5,377	$4.33
Granted	815	$3.68
Exercised	(1,268)	$3.46
Expired or canceled	(1,080)	$6.89
Forfeited	(90)	$3.41
Outstanding at December 31, 2014	3,754	$3.76	2.93	$1,305
Vested and expected to vest at December 31, 2014	3,654	$3.77	2.82	$1,303
Exercisable at December 31, 2014	2,938	$3.80	1.94	$1,262

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $1.2 million, $0.5 million, and $0.3 million during the years ended December 31, 2014, 2013, and 2012, respectively.

RSUs

RSUs granted during the last three fiscal years under the 2004 Plan are generally subject to vesting over a period of one to three years, with both cliff and graded vesting, as determined at the date of grant by the Board of Directors.  The fair value of the RSUs, equivalent to the Company's stock price at the date of grant, is recognized on a straight-line basis over the vesting period, unless a tranche vests immediately, in which case compensation costs are expensed ratably.

A summary of RSU activity for 2014 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Nonvested shares outstanding at January 1, 2014	2,749	$4.09
Granted	3,770	$4.09
Vested	(2,298)	$4.19
Forfeited	(876)	$4.20
Nonvested shares outstanding at December 31, 2014	3,345	$3.98

The total fair value of RSUs that vested during the years ended December 31, 2014, 2013, and 2012, was $9.7 million, $6.8 million, and $2.9 million, respectively.

As of December 31, 2014, there was approximately $12.2 million of total unrecognized compensation cost related to the nonvested stock options and RSUs disclosed in the tables above.  That cost is expected to be recognized over a weighted average period of 2.4 years.

At December 31, 2014, there were 14,613,642 shares of Ciber common stock reserved for share-based awards outstanding or available for future grants under our share-based plans.

 Employee Stock Purchase Plan — Under our Employee Stock Purchase Plan ("ESPP"), which is a non-qualified plan, substantially all employees may elect to contribute up to 10% of their compensation during one calendar year, or a maximum of $10,000.  Our ESPP allows eligible employees to purchase shares of our common stock at a price equal to 95% of fair market value on the last day of the applicable three-month offering period.  The Company records no compensation cost for our ESPP. We issued approximately 184,000, 206,000, and 281,000 shares in 2014, 2013, and 2012, respectively, under our ESPP.

Share Buyback Program — On December 11, 2014, we announced a plan to buyback up to $10 million shares of our stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place. As of December 31, 2014, no shares had been repurchased under this plan.

Shelf Registration Statements on Form S-4 — At December 31, 2014, we had two effective registration statements on Form S-4, under which together approximately 13,469,000 shares of our common stock remained available.  The shares available under either one of these registration statements may be used by Ciber from time to time in connection with future business combinations.

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

(15) Restructuring Charges

2014 Plan

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and we expect it to be completed in the third quarter of 2015. We expect the 2014 Plan to impact approximately 280 people. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $27 million, substantially all of which will be settled in cash. The total estimated restructuring expenses include approximately $20 million related to employee severance and related benefits and approximately $7 million related to professional fees, office closures and other expenses.

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during 2014, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2014	$—	$—	$—
Restructuring charge	19,292	5,175	24,467
Non-cash items	(220)	(77)	(297)
Cash paid	(3,630)	(3,898)	(7,528)
Foreign exchange rate changes	(290)	—	(290)
Restructuring liability, as of December 31, 2014	$15,152	$1,200	$16,352

Restructuring charges by segment are as follows:

	Year ended December 31, 2014	Total Anticipated Charges
	(In thousands)
North America	$1,011	$1,011
International	17,831	18,400
Other	314	314
Corporate	5,311	7,189
Total	$24,467	$26,914

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

The changes in our 2013 Plan restructuring liabilities, which are recorded in other accrued expenses, during 2014 are as follows:

(In thousands)
Restructuring liability, as of January 1, 2013	$—
Restructuring charges	13,421
Non-cash items	(137)
Cash paid	(5,990)
Foreign exchange rate changes	160
Restructuring liability, as of January 1, 2014	7,454
Restructuring charges	(701)
Non-cash items	17
Cash paid	(6,677)
Foreign exchange rate changes	(93)
Restructuring liability, as of December 31, 2014	$—

Restructuring charges by segment are as follows:

	Year ended December 31, 2014	Plan to Date
	(In thousands)
North America	$(112)	$548
International	(722)	11,394
Other	(7)	57
Corporate	140	721
Total	$(701)	$12,720

2012 Plan

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarter of 2014, we incurred additional charges related to adjusting our sublease estimates.

The changes in our restructuring liabilities, which are recorded in other accrued expenses, during 2012, 2013, and 2014 are as follows:

	Employee Severance and Termination	Office Closures	Total
	(In thousands)
Restructuring liability, as of January 1, 2012	$—	$—	$—
Restructuring charges	6,517	1,464	7,981
Non-cash items	(743)	68	(675)
Cash paid	(2,218)	—	(2,218)
Restructuring liability, as of January 1, 2013	3,556	1,532	5,088
Restructuring charges	370	3,132	3,502
Non-cash items	—	510	510
Cash paid	(3,851)	(2,421)	(6,272)
Foreign exchange rate changes	(75)	17	(58)
Restructuring liability, as of January 1, 2014	—	2,770	2,770
Restructuring charges	—	2,466	2,466
Non-cash items	—	—	—
Cash paid	—	(3,532)	(3,532)
Foreign exchange rate changes	—	(10)	(10)
Restructuring liability, as of December 31, 2014	$—	$1,694	$1,694

Restructuring charges by segment are as follows:

	Year ended December 31, 2014	Plan to Date (1)
	(In thousands)
North America	$(3)	$1,702
International	1,771	8,851
Corporate (2)	698	3,396
Total	$2,466	$13,949
(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate. If we are unable to find tenants for vacated offices or sub-lease terms are different from our estimates, our actual restructuring charges will differ from our current estimates.

(2) 2012 corporate restructuring charges consist of share-based compensation expenses associated with severance for employees in our International division. Share-based compensation is not charged to operating divisions, but rather is recorded as part of our corporate expenses. 2013 and 2014 corporate restructuring charges include costs for administrative facility consolidation.

(16) Segment Information

Excluding discontinued operations, our operating divisions for 2014 consisted of International and North America. All prior period segment data has been adjusted to conform to the 2014 presentation.

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

In 2014, the Germany and the Netherlands comprised approximately 14% and 12% of our consolidated revenue, respectively.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
International	$441,943	$456,424	$434,193
North America	422,680	423,340	432,832
Other	2,703	3,357	3,109
Inter-segment	(3,719)	(5,828)	(4,537)
Total revenues	$863,607	$877,293	$865,597

Operating income (loss) from continuing operations:
International	$19,361	$23,390	$23,245
North America	38,972	33,511	30,169
Other	192	315	446
Corporate expenses	(41,899)	(39,774)	(32,005)
Unallocated results of discontinued operations	—	—	(562)
Operating income from continuing operations before amortization and restructuring	16,626	17,442	21,293
Amortization of intangible assets	(192)	—	(644)
Restructuring charges	(26,232)	(16,923)	(7,981)
Total operating income (loss) from continuing operations	$(9,798)	$519	$12,668

Our revenue by location is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total foreign revenue (1)	$452,519	$464,115	$444,253
Total domestic revenue (1)	$411,088	$413,178	$421,344

Netherlands (2)	$104,163	$121,875	$120,325
Germany (2)	$120,535	$111,779	$104,007
(1) Represents sales to all foreign/domestic clients based on client locations.
(2) Represents revenues based on Ciber locations.

Long-lived assets by location are as follows:

	December 31,
	2014	2013
	(In thousands)
Total foreign long-lived assets (1)	$148,309	$160,881
Total domestic long-lived assets (2)	$139,912	$139,365
(1) This balance includes $133.9 million and $148.0 million of goodwill as of December 31, 2014 and 2013, respectively.
(2) This balance includes $133.7 million of goodwill as of December 31, 2014 and 2013.

(17) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash paid for interest	$972	$1,974	$5,655
Cash paid for income taxes, net	$4,444	$5,714	$6,182

(18) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2014
Revenues	$218,011	$214,646	$211,306	$219,644	$863,607
Gross profit	56,571	54,556	54,852	56,687	222,666
Operating income (loss) from continuing operations	7,033	(2,412)	(18,426)	4,007	(9,798)
Net income (loss) from continuing operations	4,066	(5,169)	(20,784)	3,130	(18,757)
Loss from discontinued operations, net of income tax	(142)	(288)	(47)	(315)	(792)
Net income (loss) attributable to Ciber, Inc.	3,919	(5,467)	(20,851)	2,795	(19,604)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.05	$(0.07)	$(0.27)	$0.04	$(0.24)
Discontinued operations	—	—	—	—	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.05	$(0.07)	$(0.27)	$0.04	$(0.25)

Year Ended December 31, 2013
Revenues	$219,541	$220,395	$215,057	$222,300	$877,293
Gross profit	55,226	56,038	54,062	57,731	223,057
Operating income (loss) from continuing operations	4,786	5,035	(13,469)	4,167	519
Net income (loss) from continuing operations	1,449	2,935	(13,513)	1,522	(7,607)
Income (loss) from discontinued operations, net of income tax	18	(4,555)	(952)	(1,435)	(6,924)
Net income (loss) attributable to Ciber, Inc.	1,613	(1,766)	(14,469)	102	(14,520)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.02	$0.04	$(0.18)	$0.02	$(0.10)
Discontinued operations	—	(0.06)	(0.01)	(0.02)	(0.09)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.02	$(0.02)	$(0.19)	$—	$(0.19)

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

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Ciber's internal control systems were designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals.  All internal control systems, no matter how well designed, have inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The attestation report on our internal control over financial reporting as of December 31, 2014, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ending December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to monitor the effectiveness of our internal controls and make necessary modifications to our processes and testing as appropriate on an on-going basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.

We have audited Ciber, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December, 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 20, 2015

Item 9B.     Other Information

Not applicable.

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2015 Annual Meeting of Shareholders scheduled for May 6, 2015 (the "2015 Proxy Statement"), within 120 days after December 31, 2014, and certain information included therein is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance

Corporate Governance Matters

We have a Code of Business Conduct and Ethics (the "Code") that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.  The code can be found on our website (www.ciber.com).  We also have Corporate Governance Guidelines and charters for the Audit, Compensation, and Nominating/Corporate Governance Committees of our Board of Directors.  These Guidelines and Charters can also be found on our website.  Certain amendments or waivers to our Code will be disclosed as necessary on our website as required by SEC rules.  Additionally, copies of our Code and Corporate Governance Guidelines, as well as the Charters for the various Committees of the Board of Directors are available in print, free of charge, to any shareholder that requests them.

Because our common stock is listed on the New York Stock Exchange (the “NYSE”), our chief executive officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2015 Annual Meeting of Stockholders.   Additionally, the Company's chief executive officer and chief financial officer certifications required by Section 302 of the Sarbanes-Oxley Act are included as Exhibits 31.1 and 31.2 in this Annual Report on Form 10-K.

The additional information required by this item is incorporated by reference from Ciber's 2015 Proxy Statement.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation" and "Corporate Governance Practices" in Ciber's 2015 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference from the sections captioned "Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in Ciber's 2015 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Party Transactions" and "Corporate Governance Practices" in Ciber's 2015 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned "Independent Registered Public Accounting Firm" in Ciber's 2015 Proxy Statement.

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Operations — Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2014, 2013, 2012
		Consolidated Balance Sheets — December 31, 2014 and 2013
		Consolidated Statements of Shareholders' Equity — Years Ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013 and 2012
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
		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between Ciber, Inc. and Wells Fargo Bank, National Association.	8-A/A	001-13103	5/2/2008
10.1*	Form of Change of Control Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.2*	Form of Indemnification Agreement adopted as of February 18, 2003	10-K	001-13103	3/27/2003
10.3*	Employment Agreement, dated July 1, 2010, between Ciber, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.4*	Ciber Non-Qualified Option Agreement, dated July 1, 2010, between Ciber, Inc. and David Peterschmidt	8-K	001-13103	7/1/2010
10.5*	Letter Agreement, effective as of June 16, 2011, between Ciber, Inc. and Bobby G. Stevenson	8-K	001-13103	6/17/2011
10.6**	Letter Agreement by and between Ciber, Inc. and CRGT Inc., dated March 9, 2012	10-K	001-13103	3/12/2012
10.7
Credit Agreement, by and among Ciber, Inc., as U.S. borrower, certain foreign subsidiaries of Ciber, Inc., as European borrowers, Wells Fargo Bank, N.A., as administrative agent, lead arranger, sole arranger, sole book runner and U.K. security trustee, and the lenders from time to time party thereto, dated as of May 7, 2012.

		8-K	001-13103	5/8/2012
10.8	Guaranty and Security Agreement, by and among Ciber, Inc. and certain subsidiaries of Ciber, Inc., in favor of Wells Fargo Bank, N.A., in its capacity as administrative agent, dated May 7, 2012.	8-K	001-13103	5/8/2012
10.9*	Offer Letter from Ciber, Inc. to Anthony Fogel dated February 14, 2012	8-K	001-13103	4/5/2013
10.10*	Employment and Confidentiality Agreement between Ciber, Inc., and Anthony S. Fogel dated as of February 14, 2012	8-K	001-13103	4/5/2013
10.11*	Employment and Confidentiality Agreement between CIBER, Inc. and R. Bruce Douglas dated as of October 4, 2011	8-K	001-13103	4/8/2013
10.12	Amendment No. 2 to Wells Fargo Credit Agreement, dated March 26, 2013	10-Q	001-13103	4/30/2013
10.13*	Ciber, Inc. 2004 Incentive Plan, as amended May 8, 2013	10-Q	001-13103	7/31/2013
10.14*	Employment and Confidentially Agreement between Ciber Inc. and Michael E. Lehman dated September 24, 2013	10-Q	001-13103	10/29/2013
10.15*	Mutual Release of Claims between Ciber Inc. and Richard A. Genovese dated January 1, 2014	10-K	001-13103	2/18/2014
10.16*	Employment and Confidentially Agreement between Ciber Inc. and Christian M. Mezger dated June 10, 2013	10-K	001-13103	2/18/2014
10.17	Settlement agreement between Ciber, Inc. and Lone Star Value Management, LLC dated April 11, 2014	8-K	001-13103	4/11/2014
10.18*	Employment agreement between Christian Mezger and Ciber, Inc. dated April 14, 2014.	10-Q	001-13103	4/29/2014
10.19*	Employment agreement between David Peterschmidt and Ciber, Inc. dated March 25, 2014	10-Q	001-13103	4/29/2014
10.20*	Release of Claims between Ciber, Inc. and David Peterschmidt.	10-Q	001-13103	7/29/2014
10.21*	Employment Agreement between Michael Boustridge and Ciber, Inc. dated June 12, 2014.	10-Q	001-13103	7/29/2014
10.22*	Release of Claims between Ciber, Inc. and Anthony Fogel.	10-Q	001-13103	7/29/2014

10.23*	Employment Agreement between Tina Piermarini and Ciber, Inc. dated June 13, 2014.	10-Q	001-13103	7/29/2014
10.24*	Michael Boustridge Notice of Grant of Restricted Stock Units and Restrict Stock Unit Agreement	10-Q	001-13103	10/28/2014
10.25*	Michael Boustridge Notice of Grant of Stock Options and Option Agreement	10-Q	001-13103	10/28/2014
10.26*	Tina Piermarini Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement	10-Q	001-13103	10/28/2014
21.1	List of Subsidiaries of Ciber, Inc.		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm		Filed herewith
24	Power of Attorney		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
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

Ciber, Inc.

By:	/s/ MICHAEL BOUSTRIDGE
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date:	February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 20, 2015.

Signature	Title

/s/ MICHAEL BOUSTRIDGE	Chief Executive Officer, President and Director
Michael Boustrdige	(Principal Executive Officer)

/s/ CHRISTIAN M. MEZGER	Chief Financial Officer
Christian M. Mezger	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board and Director
Paul A. Jacobs

*	Director
Richard Coleman

*	Director
Jean-Francois Heitz

*	Director
Stephen S. Kurtz

*	Director
Kurt J. Lauk

*	Director
James C. Spira

*	Founder and Director
Bobby G. Stevenson

*By:	/s/ M. SEAN RADCLIFFE
M. Sean Radcliffe
Attorney-in-Fact