Form 10-Q
period 2015-03-31
CIBER INC
filed 2015-04-28
CIK 918581

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 78,787,867 shares of the registrant’s Common Stock outstanding as of April 24, 2015.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Consulting services	$191,054	$204,981
Other revenue	10,951	13,030
Total revenues	202,005	218,011
OPERATING EXPENSES
Cost of consulting services	143,795	153,851
Cost of other revenue	6,495	7,589
Selling, general and administrative	45,718	49,640
Restructuring charges (credit)	61	(102)
Total operating expenses	196,069	210,978
OPERATING INCOME FROM CONTINUING OPERATIONS	5,936	7,033

Interest expense	(314)	(362)
Other expense, net	(153)	(70)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,469	6,601
Income tax expense	1,251	2,535
INCOME FROM CONTINUING OPERATIONS	4,218	4,066
Loss from discontinued operations, net of income tax	(42)	(142)
CONSOLIDATED NET INCOME	4,176	3,924
Net income attributable to noncontrolling interests	2	5
NET EARNING ATTRIBUTABLE TO CIBER, INC.	$4,174	$3,919

Basic and diluted earnings per share attributable to Ciber, Inc. — Continuing Operations	$0.05	$0.05

Weighted average shares outstanding:
Basic	78,727	76,452
Diluted	79,537	77,472

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Consolidated net income	$4,176	$3,924
Foreign currency translation adjustments	(13,077)	908
Comprehensive income (loss)	(8,901)	4,832
Comprehensive income attributable to noncontrolling interests	2	5
Comprehensive income (loss) attributable to Ciber, Inc.	$(8,903)	$4,827

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,715	$45,858
Accounts receivable, net of allowances of $2,487 and $2,842, respectively	171,397	173,450
Prepaid expenses and other current assets	27,979	26,714
Total current assets	216,091	246,022

Property and equipment, net of accumulated depreciation of $45,091 and $46,871, respectively	13,140	14,115
Goodwill	256,137	267,587
Other assets	7,412	7,559

TOTAL ASSETS	$492,780	$535,283

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$751	$—
Accounts payable	23,272	32,926
Accrued compensation and related liabilities	34,248	59,012
Deferred revenue	17,528	17,475
Income taxes payable	277	573
Other accrued expenses and liabilities	43,445	50,932
Total current liabilities	119,521	160,918

Long-term debt	18,050	11,402
Deferred income taxes	29,147	28,422
Other long-term liabilities	7,835	8,465
Total liabilities	174,553	209,207

Commitments and contingencies

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 78,879 and 78,728 shares issued, respectively	789	787
Treasury stock, at cost, 32 and 32 shares, respectively	(133)	(117)
Additional paid-in capital	362,472	360,419
Accumulated deficit	(15,161)	(18,348)
Accumulated other comprehensive loss	(30,320)	(17,243)
Total Ciber, Inc. shareholders' equity	317,647	325,498
Noncontrolling interests	580	578
Total equity	318,227	326,076

TOTAL LIABILITIES AND EQUITY	$492,780	$535,283

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Ciber, Inc.
	Common Stock		Treasury Stock					Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2015	78,728	$787	(32)	$(117)	$360,419	$(18,348)	$(17,243)	$325,498	$578	$326,076
Consolidated net income	—	—	—	—	—	4,174	—	4,174	2	4,176
Foreign currency translation	—	—	—	—	—	—	(13,077)	(13,077)	—	(13,077)
Shares issued under employee share plans, net	151	2	194	746	297	(987)	—	58	—	58
Share-based compensation	—	—	—	—	1,756	—	—	1,756	—	1,756
Purchase of treasury stock	—	—	(194)	(762)	—	—	—	(762)	—	(762)
BALANCES AT MARCH 31, 2015	78,879	$789	(32)	$(133)	$362,472	$(15,161)	$(30,320)	$317,647	$580	$318,227

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$4,176	$3,924
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Loss from discontinued operations	42	142
Depreciation	1,357	1,357
Deferred income tax expense	1,313	1,351
Recovery of doubtful receivables	(149)	(149)
Share-based compensation expense	1,756	1,868
Amortization of debt costs	143	143
Other, net	2,728	96
Changes in operating assets and liabilities:
Accounts receivable	(5,429)	1,901
Other current and long-term assets	(3,507)	(1,512)
Accounts payable	(8,553)	(9,444)
Accrued compensation and related liabilities	(23,231)	(20,216)
Other current and long-term liabilities	(4,032)	(10,292)
Income taxes payable/refundable	(191)	320
Cash used in operating activities — continuing operations	(33,577)	(30,511)
Cash used in operating activities — discontinued operations	(127)	(316)
Cash used in operating activities	(33,704)	(30,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(1,215)	(2,124)
Cash used in investing activities — continuing operations	(1,215)	(2,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	91,341	81,890
Payments on long-term debt	(83,563)	(71,313)
Employee stock purchases and options exercised	456	3,399
Purchase of shares for employee tax withholdings	(398)	(626)
Purchase of treasury stock	(762)	—
Cash provided by financing activities — continuing operations	7,074	13,350
Effect of foreign exchange rate changes on cash and cash equivalents	(1,298)	615
Net decrease in cash and cash equivalents	(29,143)	(18,986)
Cash and cash equivalents, beginning of period	45,858	44,483
Cash and cash equivalents, end of period	$16,715	$25,497

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Ciber, Inc. and its subsidiaries (together, “Ciber,” “the Company,” “we,” “our” or “us”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements.  These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the SEC.  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include all adjustments of a normal, recurring nature that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

Recent Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). This update raises the threshold for disposals to qualify as discontinued operations, and allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within that year and is applied prospectively. We adopted this standard as of January 1, 2015, and it did not have a material impact on the Company's consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not anticipate that this guidance will materially impact our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”).  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination.  ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that this guidance will materially impact our consolidated financial statements.

PSU Grant — On January 26, 2015, we granted 79,761 Performance Based Restricted Share Units ("PSUs") to our executives. The performance conditions include both an internal performance condition and an external market-based condition. We have valued the external market based condition using a Monte Carlo approach. Probability of reaching the internal performance condition is assessed quarterly and the associated expense is adjusted based on the target expected to be achieved. There is the potential for 239,283 shares of common stock to vest if maximum performance targets are achieved.

Fair Value — The carrying value of the outstanding borrowings under the ABL Facility, as defined in Note 3, approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed since entering into the facility in May 2012. If Ciber's credit risk were to change, we would estimate the fair value of our borrowings using a discounted cash flow analysis based on current rates expected to be available from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Restructuring liabilities for office closures are initially recorded at estimated fair value utilizing Level 3 assumptions, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

(2) Earnings Per Share

Our computation of earnings per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net income from continuing operations	$4,218	$4,066
Net income attributable to noncontrolling interests	2	5
Net income attributable to Ciber, Inc. from continuing operations	4,216	4,061
Loss from discontinued operations, net of income tax	(42)	(142)
Net income attributable to Ciber, Inc.	$4,174	$3,919

Denominator:
Basic weighted average shares outstanding	78,727	76,452
Dilutive effect of employee stock plans	810	1,020
Diluted weighted average shares outstanding	79,537	77,472

Basic and diluted earnings per share attributable to Ciber, Inc. — Continuing Operations	$0.05	$0.05

Anti-dilutive securities omitted from the calculation	2,768	2,468

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

(3) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $53.5 million at March 31, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of March 31, 2015, we had $18.8 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings. At March 31, 2015, we had $0.8 million of foreign borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

(4) Financial Instruments

We are exposed to certain risks related to our ongoing business operations.  From time to time, we may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

During the first quarter of 2015, we entered into various foreign currency forwards related to intercompany transactions denominated in a foreign currency. These forwards allow us to manage our foreign currency exposure with respect to the Euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.  During the first quarter of 2015 and 2014, respectively, we had a net gain on our foreign currency forward contracts of approximately $2.5 million and $0.3 million, respectively, which is included in "other expense, net" on the Consolidated Statement of Operations. Each forward is recognized as either an asset or liability on our Consolidated Balance Sheets at fair value and is presented in either "prepaid expenses and other current assets" or "other accrued expenses and liabilities," as applicable.  All cash flows associated with these forward instruments are classified as operating cash flows in our Consolidated Statement of Cash Flows.
The following table summarizes our outstanding foreign currency forward contracts at March 31, 2015:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

NOK	26,500,000	EUR	3,055,918	4/30/2015
NOK	14,000,000	EUR	1,612,272	4/7/2015
USD	8,700,000	EUR	8,097,543	4/30/2015
USD	6,000,000	EUR	5,584,512	4/30/2015
GBP	1,200,000	EUR	1,657,688	4/30/2015
AUD	2,000,000	EUR	1,417,033	4/30/2015
EUR	1,800,000	SEK	16,690,140	4/30/2015
INR	339,530,400	USD	5,400,000	4/30/2015
INR	112,188,960	USD	1,800,000	4/15/2015
INR	68,056,700	EUR	1,000,000	4/30/2015

(5) Income Taxes

Current period U.S. and foreign income before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income from continuing operations before income taxes:
U.S.	$1,268	$2,048
Foreign	4,201	4,553
Total	$5,469	$6,601

Income tax expense:
U.S.	$674	$1,026
Foreign	577	1,509
Total	$1,251	$2,535

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was lower than the normal effective rate primarily as a result of the current mix of income and losses across jurisdictions, with a significant portion of income being earned in jurisdictions where it is offset by the utilization of loss carryforwards that have a full valuation allowance recorded against them.

(6) Restructuring Charges

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

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during the three months ended March 31, 2015, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2015	$15,152	$1,200	$16,352
Restructuring charge	25	—	25
Cash paid	(4,192)	(1,200)	(5,392)
Foreign exchange rate changes	(627)	—	(627)
Restructuring liability, as of March 31, 2015	$10,358	$—	$10,358

Restructuring charges by segment are as follows:

	Three Months Ended March 31, 2015	Plan to Date	Total Anticipated Charges
	(In thousands)
North America	$—	$1,011	$1,011
International	—	17,831	18,400
Other	25	339	339
Corporate	—	5,311	7,189
Total	$25	$24,492	$26,939

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarters of 2014, as well as the first quarter of 2015, we incurred additional charges related to adjusting our sublease estimates.

The changes in our restructuring liabilities for the 2012 Plan, which are recorded in other accrued expenses, during the three months ended March 31, 2015, are as follows:

Office Closures
(in thousands)
Restructuring liability, as of January 1, 2015	$1,694
Restructuring charges	36
Cash paid	(403)
Foreign exchange rate changes	(17)
Restructuring liability, as of March 31, 2015	$1,310

Restructuring charges by segment are as follows:

	Three Months Ended March 31, 2015	Plan to Date (1)
	(In thousands)
North America	$1	$1,703
International	—	8,851
Corporate (2)	35	3,431
Total	$36	$13,985
(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate. If we are unable to find tenants for vacated offices or sub-lease terms are different from our assumptions, our actual restructuring charges will differ from our current estimates.

(2) Corporate restructuring charges include costs for administrative facility consolidation.

(7) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues:
International	$96,687	$114,981
North America	105,567	103,478
Other	788	654
Inter-segment	(1,037)	(1,102)
Total revenues	$202,005	$218,011

Operating income from continuing operations:
International	$6,413	$6,824
North America	9,996	8,472
Other	76	137
Corporate expenses	(10,488)	(8,502)
Operating income from continuing operations before restructuring charges	5,997	6,931
Restructuring credit (charges)	(61)	102
Total operating income from continuing operations	$5,936	$7,033

(8) Contingencies

We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.
As previously reported, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The court made a determination in 2013 which is now under appeal by the plaintiffs. Based on information known to us, we have established a reserve that we believe represents a probable estimate of the loss. We are unable to predict the outcome of this matter.
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Ciber is vigorously defending the allegations. Proceedings in the federal appellate courts concluded in January 2015 with the matter remanded back to state court. Based on information known to us, we have established a reserve that we believe represents a probable estimate of the loss. We are unable to predict the outcome of this litigation.
As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court dismissed the amended complaint with leave to amend. Plaintiff filed a second amended complaint and defendants filed a motion to dismiss the second amended complaint in March 2014. In November 2014, a federal magistrate judge recommended that the defendants’ motion to dismiss be granted. In February 2015, the court issued a final judgment in favor of all defendants.
In March 2012, a shareholder, Valerie Denny, made a litigation demand on the board of directors to investigate certain allegations and bring suit against the directors and certain current and former executive officers of the Company. In response, the board of directors formed an Independent Committee to investigate the claims. In December 2012, after the Independent Committee completed its investigation, it reported its findings to the board of directors. Based upon the Independent Committee’s findings that Denny’s claims were without merit, the board of directors formally refused the demand. In February 2014, Denny filed a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., in Colorado State court, Arapahoe County, against certain current and former officers and directors. This complaint generally made the same allegations as set out in Denny’s March 2012 demand. The Complaint alleged that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants were alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company. Denny also made claims of unjust enrichment and insider trading. In March 2014, Defendants filed a motion to stay the action pending resolution of the federal derivative action (Seni v. Peterschmidt), as well as motions to dismiss the action, and an answer to the complaint. In March 2015, the plaintiff voluntarily dismissed all claims.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.  References to “we,” “our,” “us,” “the Company,” or “Ciber” in this Quarterly Report on Form 10-Q refer to Ciber, Inc. and its subsidiaries.

We use the phrase "in local currency" to indicate that we are comparing certain financial results after removing the impact of foreign currency exchange rate fluctuations, thereby allowing for the comparison of business performance between periods. Financial results "in local currency" are calculated by restating current period activity into U.S. dollars using the comparable prior year period's foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, forecasts and projections.  Words, such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions, are intended to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by our forward-looking statements.
For a more detailed discussion of our risk factors, see the information under the “Risk Factors” heading in our Annual Report on Form 10-K for the year ended December 31, 2014, and other documents filed with or furnished to the SEC.  We undertake no obligation to publicly update any forward-looking statements in light of new information or future events.  Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

Ciber is a leading global information technology (“IT”) services company founded in 1974 with over 40 years of proven IT experience and a wide range of technology expertise. Ciber has the infrastructure and expertise to deliver IT services on a global scale. Focusing on the client, we take a personalized approach that includes building long-term relationships via the creation of IT solutions for the client, and implementing business strategies that reflect anticipated trends. We are committed to delivering quality solutions precisely configured to our clients' needs and achieving the highest level of customer satisfaction and self-assessed customer delight. Our goal is delivering business value to our clients.

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

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarter of 2014, as well as the first quarter of 2015, we incurred additional charges related to adjusting our sublease estimates. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

Results of Operations — Comparison of the Three Months Ended March 31, 2015 and 2014

The following table and related discussion provide information about our consolidated financial results for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2015		2014
	(Dollars in thousands)
Consulting services	$191,054	94.6%	$204,981	94.0%
Other revenue	10,951	5.4	13,030	6.0
Total revenues	$202,005	100.0%	$218,011	100.0%

Gross profit - consulting services	$47,259	24.7%	$51,130	24.9%
Gross profit - other revenue	4,456	40.7	5,441	41.8
Gross profit - total	51,715	25.6	56,571	25.9

SG&A costs	45,718	22.6	49,640	22.8
Restructuring charges (credit)	61	—	(102)	—
Operating income from continuing operations	5,936	2.9	7,033	3.2

Interest expense	(314)	(0.2)	(362)	(0.2)
Other expense, net	(153)	(0.1)	(70)	—

Income from continuing operations before income taxes	5,469	2.7	6,601	3.0
Income tax expense	1,251	0.6	2,535	1.2

Net income from continuing operations	$4,218	2.1%	$4,066	1.9%

Revenue by segment from continuing operations was as follows:

	Three Months Ended March 31,
	2015	2014	% change
	(In thousands)
International	$96,687	$114,981	(15.9)%
North America	105,567	103,478	2.0
Other	788	654	20.5
Inter-segment	(1,037)	(1,102)	n/m
Total revenues	$202,005	$218,011	(7.3)%
_____________
n/m = not meaningful

 Revenues.  For the three months ended March 31, 2015, total revenues decreased $16.0 million, or 7.3% in U.S. dollars in comparison to the three months ended March 31, 2014. In local currency, revenues increased 0.5%, as compared with the three months ended March 31, 2014. This change is attributable to the following:

•
International revenues decreased $18.3 million, or 15.9% overall, and 1.1% in local currency compared with the three months ended March 31, 2014. Overall, our international revenues However, this improvement was more than offset by reduced revenue in the Netherlands due to lower delivery resources. Revenue also declined in several smaller countries (in terms of revenue contribution) due to decreased demand and lower delivery resources.

•
North America revenues increased $2.1 million, or 2.0%, compared to the first quarter of 2014. This increase is primarily a result of improved performance in our Oracle and Infor Independent Software Vendor ("ISV") channels and the Business Consulting business due to several new clients as well as an increased level of work at existing clients. This increase was partially offset by a decline in revenue in our Application Development and Maintenance ("ADM") practice due to a decrease in available delivery resources compared to the first quarter of 2014.

Gross Profit.  Gross profit margin decreased to 25.6% for the three months ended March 31, 2015, compared to 25.9% for the same period in 2014. Gross profit margin for our International segment decreased due to increased labor costs for both our internal resources as well as subcontractors, and slightly lower utilization. This was partially offset by growth in our higher margin CMS offerings. North America gross margin increased compared to the first quarter of 2014 as a result of increased margins in multiple ISVs, as well as improved utilization and reduced compensation costs. This was partially offset by lower margins in our ADM practice.

Selling, general and administrative costs.  Our SG&A costs decreased $3.9 million, or 7.9%, to $45.7 million for the three months ended March 31, 2015, from $49.6 million for the three months ended March 31, 2014. International SG&A costs decreased compared to the first quarter of 2014 mainly due to the effects of changes in foreign currency exchange rates, savings associated with our restructuring plans, and reduced office rental expense. North America SG&A costs were down due to a reduction in compensation and travel expenses. Our corporate SG&A costs increased as a result of temporary cost increases associated with the implementation of our new operating model, as well as the year-over-year impact of a one-time fringe benefit accrual that was reversed in the first quarter 2014.

Operating income.  Our operating income was $5.9 million for the three months ended March 31, 2015, as compared to $7.0 million for the same period of 2014. This decrease was primarily due to decreased gross profit in our International segment, as well as increased corporate costs.

Operating income from continuing operations by segment was as follows:

	Three Months Ended March 31,		% change	2015 % of revenue*	2014 % of revenue*
	2015	2014
	(In thousands)
International	$6,413	$6,824	(6.0)%	6.6%	5.9%
North America	9,996	8,472	18.0	9.5	8.2
Other	76	137	(44.5)	9.6	20.9
Corporate expenses	(10,488)	(8,502)	(23.4)	(5.2)	(3.9)
Operating income from continuing operations before restructuring charges	5,997	6,931	(13.5)	3.0	3.2
Restructuring credit (charges)	(61)	102	(159.8)	—	—
Total operating income from continuing operations	$5,936	$7,033	(15.6)%	2.9%	3.2%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income decreased to $6.4 million for the first quarter of 2015 compared to $6.8 million for the three months ended March 31, 2014. This decrease is primarily due to increased labor costs and slightly lower utilization, and was partially offset by SG&A savings associated with our restructuring plans.

•
North America operating income increased $1.5 million, or 18.0% compared to the first quarter of 2014. The increase was a result of improved ISV channel revenue, improved utilization and continued expense management.

•
Corporate expenses increased $2.0 million during the current three month period compared to the first quarter of 2014 primarily due to increased costs associated with the implementation of our new operating model, as well as the year-over-year impact of a one-time fringe benefit accrual that was reversed in the first quarter of 2014.

Interest expense.  There was minimal change in interest expense between the three months ended March 31, 2015, and the first quarter of 2014 due to similar average borrowings and interest rates in 2015 as compared to the first quarter of 2014.

Other expense, net.  Other expense, net increased $83,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was primarily due to a decrease in interest income compared to the first quarter of 2014.

Income taxes.  Current period U.S. and foreign income before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income from continuing operations before income taxes:
U.S.	$1,268	$2,048
Foreign	4,201	4,553
Total	$5,469	$6,601

Income tax expense:
U.S.	$674	$1,026
Foreign	577	1,509
Total	$1,251	$2,535

 Due to our history of domestic losses, we have a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to tax-basis goodwill amortization. We expect to record approximately $2.7 million in 2015.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 34%. The foreign tax expense was lower than the normal effective rate primarily as a result of the current mix of income and losses across jurisdictions, with a significant portion of income being earned in jurisdictions where it is offset by the utilization of loss carryforwards that have a full valuation allowance recorded against them.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Liquidity and Capital Resources

At March 31, 2015, we had $96.6 million in working capital, which represented an increase from $85.1 million at December 31, 2014.  Our current ratio was 1.8:1 at March 31, 2015, compared to 1.5:1 at December 31, 2014.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. In addition, we could seek to raise additional funds through public or private debt or equity financings, if required, though we make no assumptions that we could raise additional capital on acceptable terms, or at all. We believe that our cash and cash equivalents, our expected operating cash flow and our available debt capacity under our credit facility will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $16.7 million at March 31, 2015, compared to $45.9 million at December 31, 2014. Our domestic cash balances are generally used to reduce our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. Our credit agreement also provides for foreign borrowings, if needed. We have not provided for additional U.S. income taxes on the undistributed earnings of foreign subsidiaries that qualify for the indefinite reinvestment exception, where we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. While most of our foreign earnings qualify, we have provided for additional U.S. income taxes on foreign earnings that do not meet the requirements of the indefinite reinvestment exception. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $0.4 million during the three months ended March 31, 2015. In the third quarter of 2013, all restructuring actions associated with the 2012 Plan were completed. However, in the second and fourth quarters of 2014, as well as the first quarter of 2015, we incurred additional charges related to adjusting our sublease estimate. Total cash outlays associated with the plan will be approximately $13 million, $12 million of which has been paid to date.

We had cash outlays of approximately $5.4 million during the three months ended March 31, 2015, related to the 2014 restructuring plan. Total cash outlays associated with the plan will be approximately $26 million, $13 million of which has been paid to date.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(33,577)	$(30,511)
Investing activities	(1,215)	(2,124)
Financing activities	7,074	13,350
Net cash used in continuing operations	(27,718)	(19,285)

Cash used in operating activities — discontinued operations	(127)	(316)
Net cash used in discontinued operations:	(127)	(316)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,298)	615
Net decrease in cash and cash equivalents	$(29,143)	$(18,986)

Operating activities.  Cash used in operating activities from continuing operations was $33.6 million during the three months ended March 31, 2015, compared with $30.5 million for the three months ended March 31, 2014. A reduction in normal short-term working capital items, particularly accounts receivable, contributed to the increase in cash used in operating activities from continuing operations during the current three month period as compared to the same period of the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $5.8 million for restructuring-related costs in the first three months of 2015 compared to $5.1 million in the first three months of 2014. In 2015, these costs were related to severance expense, primarily in our International segment, professional fees, and real estate-related costs. In 2014, restructuring costs were related to severance expense, primarily in our International segment.  During the three months ended March 31, 2015, and 2014, our domestic operations used $19.6 million and $15.2 million, respectively, of cash from continuing operations while our International operations used $14.0 million and $15.3 million, respectively, during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $171.4 million at March 31, 2015, from $173.5 million at December 31, 2014.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 63 days at March 31, 2015, from 57 days at December 31, 2014, an increase of 6 days, compared with DSO of 63 days at March 31, 2014, and 59 days at December 31, 2013, an increase of 4 days. We experienced increased DSO both in North America and International in the first quarter of 2015. This DSO increase is a result of decreased collections and increased unbilled receivables associated with fixed price projects. Our receivable collections are generally slower in the first half of the year with improvement in the second half of the year.

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

Investing activities.  Spending on property and equipment decreased to $1.2 million during the three months ended March 31, 2015, from $2.1 million in the same period of 2014. Our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the three months ended March 31, 2015, we had net borrowings on our ABL Facility of $7.8 million, compared with net borrowings of $10.6 million for the three months ended March 31, 2014. We had net cash inflows of $0.1 million and $2.8 million in the first three months of 2015 and 2014, respectively, for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding. In the first quarter of 2015 we also purchased $0.8 million of treasury stock under our publicly announced buyback plan.

Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $53.5 million at March 31, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of March 31, 2015, we had $18.8 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility at March 31, 2015, although there are a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. We were in compliance with all such covenants at March 31, 2015.

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

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days. None of the above scenarios were applicable during the first quarter of 2015 and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At March 31, 2015, we had $0.8 million of borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2015, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2014, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
As previously reported, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The court made a determination in 2013 which is now under appeal by the plaintiffs. Based on information known to us, we have established a reserve that we believe represents a reasonably possible estimate of the loss. We are unable to predict the outcome of this matter.
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Ciber is vigorously defending the allegations. Proceedings in the federal appellate courts concluded in January 2015 with the matter remanded back to state court. Based on information known to us, we have established a reserve that we believe represents a reasonably possible estimate of the loss. We are unable to predict the outcome of this litigation.
As previously reported, in February 2012, a purported verified shareholder derivative lawsuit, Seni v. Peterschmidt. et al., was filed in the United States District Court for the District of Colorado against several of our current and former officers and our then-current board of directors.  This complaint generally alleged that the various defendants breached their fiduciary duties of good faith, fair dealing, loyalty, due care, reasonable inquiry, oversight, and supervision by approving the issuance of allegedly false statements that misrepresented material information about the finances and operations of the Company.  On March 22, 2013, the Court dismissed this complaint with leave to amend.  On April 26, 2013, plaintiff filed an amended complaint that largely made the same claims as the original complaint.  In February 2014, the Court dismissed the amended complaint with leave to amend. Plaintiff filed a second amended complaint and defendants filed a motion to dismiss the second amended complaint in March 2014. In November 2014, a federal magistrate judge recommended that the defendants’ motion to dismiss be granted. In February 2015, the court issued a final judgment in favor of all defendants.
In March 2012, a shareholder, Valerie Denny, made a litigation demand on the board of directors to investigate certain allegations and bring suit against the directors and certain current and former executive officers of the Company. In response, the board of directors formed an Independent Committee to investigate the claims. In December 2012, after the Independent Committee completed its investigation, it reported its findings to the board of directors. Based upon the Independent Committee’s findings that Denny’s claims were without merit, the board of directors formally refused the demand. In February 2014, Denny filed a purported verified shareholder derivative lawsuit, Denny v. Peterschmidt, et al., in Colorado State court, Arapahoe County, against certain current and former officers and directors. This complaint generally made the same allegations as set out in Denny’s March 2012 demand. The Complaint alleged that between December 15, 2010, and August 3, 2011, the defendants committed breaches of fiduciary duty that caused losses to Ciber's reputation and goodwill.  The defendants were alleged to have breached their fiduciary duties by disseminating inaccurate and incomplete information about Ciber's financial results and business prospects, failing to maintain internal controls, and failing to properly oversee and manage the Company. Denny also made claims of unjust enrichment and insider trading. In March 2014, Defendants filed a motion to stay the action pending resolution of the federal derivative action (Seni v. Peterschmidt), as well as motions to dismiss the action, and an answer to the complaint. In March 2015, the plaintiff voluntarily dismissed all claims.

Item 1A.  Risk Factors

For information regarding our potential risks and uncertainties, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended March 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate dollar value of shares that may yet be purchased under the plan (3)
January 1 to January 31	8,360	$3.30	—	$10,000,000
February 1 to February 28	175,526	$3.91	165,184	$9,355,222
March 1 to March 31	111,455	$4.01	28,913	$9,238,232
Total: January 1 to March 31, 2015	295,341	$3.93	194,097
(1) Includes 8,360, 10,342, and 82,542 shares purchased in January, February, and March, respectively, to satisfy minimum tax withholdings for employee stock plans.
(2) On December 15, 2014, we announced a plan to buyback up to $10 million shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place.

(3) As of the last day of each month.

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
10.1*
Stockholder Agreement dated March 29, 2015, by and between Ciber, Inc. and Bobby G. Stevenson, the 1989 Bobby G. Stevenson Revocable Trust, the Bobby G. Stevenson Revocable Trust, and the Dixie Foundation
		8-K	001-13103	4/2/2015
10.2*	Separation and General Release Agreement dated April 1, 2015, by and between Ciber, Inc. and Paul A. Jacobs.	8-K	001-13103	4/2/2015
10.3*	Director Resignation and General Release Agreement dated April 1, 2015, by and between Ciber, Inc. and James C. Spira.	8-K	001-13103	4/2/2015
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	April 28, 2015	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)