Form 10-Q
period 2015-06-30
CIBER INC
filed 2015-07-30
CIK 918581

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 79,114,688 shares of the registrant’s Common Stock outstanding as of July 24, 2015.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Consulting services	$187,246	$202,639	$378,300	$407,620
Other revenue	10,698	12,007	21,649	25,037
Total revenues	197,944	214,646	399,949	432,657
OPERATING EXPENSES
Cost of consulting services	140,621	153,260	284,416	307,111
Cost of other revenue	5,618	6,830	12,113	14,419
Selling, general and administrative	48,030	55,393	93,748	105,033
Amortization of intangible assets	107	67	107	67
Restructuring charges	675	1,508	736	1,406
Total operating expenses	195,051	217,058	391,120	428,036
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	2,893	(2,412)	8,829	4,621

Interest expense	(427)	(536)	(741)	(898)
Other expense, net	(225)	(20)	(378)	(90)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,241	(2,968)	7,710	3,633
Income tax expense	1,090	2,201	2,341	4,736
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,151	(5,169)	5,369	(1,103)
Loss from discontinued operations, net of income tax	(16)	(288)	(58)	(430)
CONSOLIDATED NET INCOME (LOSS)	1,135	(5,457)	5,311	(1,533)
Net income (loss) attributable to noncontrolling interests	(10)	10	(8)	15
NET EARNINGS (LOSS) ATTRIBUTABLE TO CIBER, INC.	$1,145	$(5,467)	$5,319	$(1,548)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.01	$(0.07)	$0.07	$(0.01)
Discontinued operations	—	—	—	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.01	$(0.07)	$0.07	$(0.02)

Weighted average shares outstanding:
Basic	78,880	77,301	78,804	76,877
Diluted	79,801	77,301	79,670	76,877

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income (loss)	$1,135	$(5,457)	$5,311	$(1,533)
Foreign currency translation adjustments	5,491	(230)	(7,586)	678
Comprehensive income (loss)	6,626	(5,687)	(2,275)	(855)
Comprehensive income (loss) attributable to noncontrolling interests	(10)	10	(8)	15
Comprehensive income (loss) attributable to Ciber, Inc.	$6,636	$(5,697)	$(2,267)	$(870)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,624	$45,858
Accounts receivable, net of allowances of $2,989 and $2,842, respectively	187,009	173,450
Prepaid expenses and other current assets	27,908	26,714
Total current assets	232,541	246,022

Property and equipment, net of accumulated depreciation of $42,185 and $46,871, respectively	17,906	14,115
Goodwill	261,294	267,587
Other assets	7,042	7,559

TOTAL ASSETS	$518,783	$535,283

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$9,803	$—
Accounts payable	27,773	32,926
Accrued compensation and related liabilities	37,433	59,012
Deferred revenue	19,024	17,475
Income taxes payable	67	573
Other accrued expenses and liabilities	36,961	50,932
Total current liabilities	131,061	160,918

Long-term debt	20,850	11,402
Deferred income taxes	29,828	28,422
Other long-term liabilities	10,781	8,465
Total liabilities	192,520	209,207

Commitments and contingencies (see note 9)

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 79,100 and 78,728 shares issued, respectively	791	787
Treasury stock, at cost, 44 and 32 shares, respectively	(153)	(117)
Additional paid-in capital	364,928	360,419
Accumulated deficit	(15,044)	(18,348)
Accumulated other comprehensive loss	(24,829)	(17,243)
Total Ciber, Inc. shareholders' equity	325,693	325,498
Noncontrolling interests	570	578
Total equity	326,263	326,076

TOTAL LIABILITIES AND EQUITY	$518,783	$535,283

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Ciber, Inc.
	Common Stock		Treasury Stock					Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2015	78,728	$787	(32)	$(117)	$360,419	$(18,348)	$(17,243)	$325,498	$578	$326,076
Consolidated net income	—	—	—	—	—	5,319	—	5,319	(8)	5,311
Foreign currency translation	—	—	—	—	—	—	(7,586)	(7,586)	—	(7,586)
Shares issued under employee share plans, net	372	4	411	1,629	582	(2,015)	—	200	—	200
Share-based compensation	—	—	—	—	3,927	—	—	3,927	—	3,927
Purchase of treasury stock	—	—	(423)	(1,665)	—	—	—	(1,665)	—	(1,665)
BALANCES AT JUNE 30, 2015	79,100	$791	(44)	$(153)	$364,928	$(15,044)	$(24,829)	$325,693	$570	$326,263

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$5,311	$(1,533)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Loss from discontinued operations	58	430
Depreciation	2,715	2,611
Amortization of intangible assets	107	67
Deferred income tax expense	2,172	2,413
Provision for (recovery of) doubtful receivables	373	(65)
Share-based compensation expense	3,927	7,420
Amortization of debt costs	285	285
Other, net	1,154	195
Changes in operating assets and liabilities:
Accounts receivable	(18,462)	(8,413)
Other current and long-term assets	(8,309)	2,040
Accounts payable	(4,337)	(7,129)
Accrued compensation and related liabilities	(20,828)	(17,195)
Other current and long-term liabilities	(3,061)	(5,985)
Income taxes payable/refundable	1,802	(2,391)
Cash used in operating activities — continuing operations	(37,093)	(27,250)
Cash used in operating activities — discontinued operations	(222)	(779)
Cash used in operating activities	(37,315)	(28,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	—	(845)
Purchases of property and equipment, net	(3,621)	(5,009)
Cash used in investing activities — continuing operations	(3,621)	(5,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	196,009	157,869
Payments on long-term debt	(176,734)	(150,414)
Employee stock purchases and options exercised	999	4,373
Purchase of shares for employee tax withholdings	(799)	(2,675)
Purchase of noncontrolling interest	(4,991)	—
Purchase of treasury stock	(1,665)	—
Cash provided by financing activities — continuing operations	12,819	9,153
Effect of foreign exchange rate changes on cash and cash equivalents	(117)	611
Net decrease in cash and cash equivalents	(28,234)	(24,119)
Cash and cash equivalents, beginning of period	45,858	44,483
Cash and cash equivalents, end of period	$17,624	$20,364

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

Recent Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of the standard is when an entity transfers goods or services to customers, it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is expected to be effective for annual periods beginning after December 15, 2017, and for interim periods within that year, and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  We do not anticipate that this guidance will materially impact our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years.  We do not anticipate that this guidance will materially impact our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-4)" which is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.

PSU Grant — On January 26, 2015 and June 24, 2015, we granted 79,761 and 69,558 Performance Based Restricted Share Units ("PSUs"), respectively, to our executives. The performance conditions include both an internal performance condition and an external market-based condition. We have valued the external market-based condition using a Monte Carlo approach. Probability of reaching the internal performance condition is assessed quarterly and the associated expense is adjusted based on the target expected to be achieved. There is the potential for 447,958 shares of common stock to vest under these grants if maximum performance targets are achieved.

Noncontrolling Interest Purchase — In June 2013, we entered into an agreement to purchase all of the noncontrolling interests of one of our foreign subsidiaries for future cash payments of approximately $7.3 million, of which $0.8 million was paid in the the fourth quarter of 2013, $0.7 million was paid in the fourth quarter of 2014, and $5.0 million was paid in the second quarter of 2015.

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

(2) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$1,151	$(5,169)	$5,369	$(1,103)
Net income (loss) attributable to noncontrolling interests	(10)	10	(8)	15
Net income (loss) attributable to Ciber, Inc. from continuing operations	1,161	(5,179)	5,377	(1,118)
Loss from discontinued operations, net of income tax	(16)	(288)	(58)	(430)
Net income (loss) attributable to Ciber, Inc.	$1,145	$(5,467)	$5,319	$(1,548)

Denominator:
Basic weighted average shares outstanding	78,880	77,301	78,804	76,877
Dilutive effect of employee stock plans	921	—	866	—
Diluted weighted average shares outstanding	79,801	77,301	79,670	76,877

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.01	$(0.07)	$0.07	$(0.01)
Discontinued operations	—	—	—	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.01	$(0.07)	$0.07	$(0.02)

Anti-dilutive securities omitted from the calculation	2,502	3,252	2,635	3,370

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

(3) Goodwill

We perform our annual impairment analysis of goodwill as of June 30 each year or more often if there are indicators of potential impairment present. We test each of our reporting units for goodwill impairment. Our reporting units are the same as our operating divisions and reportable segments. The goodwill impairment test requires a two-step process. The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit's goodwill is less than its carrying value.

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2015. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 16.0% and 15.0% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 8 and 6, respectively, under the market approach using the guideline public company method and approximately 13 and 8, respectively, under the market approach using the guideline transaction method in order to value each of our reporting units. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2015, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 13% and 89%, respectively, thus no impairment was indicated. We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

The changes in the carrying amount of goodwill during the six months ended June 30, 2015, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2015	$133,906	$133,681	$267,587
Effect of foreign exchange rate changes	(6,293)	—	(6,293)
Balance at June 30, 2015	$127,613	$133,681	$261,294

(4) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $51.9 million at June 30, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of June 30, 2015, we had $30.7 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings. At June 30, 2015, we had $9.8 million of foreign borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

(5) Financial Instruments

We are exposed to certain risks related to our ongoing business operations.  From time to time, we may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

During the first half of 2015 and 2014, we entered into various foreign currency forwards and a cross-currency option related to intercompany transactions denominated in a foreign currency. These forwards and option allow us to manage our foreign currency exposure with respect to the Euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months, and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cross-currency option	$(84)	$—	$(84)	$—
Foreign currency forward contracts	(827)	(27)	1,645	312
Total realized and unrealized gain (loss) on derivatives	$(911)	$(27)	$1,561	$312

These gains and losses are included in "other expense, net" on the Consolidated Statements of Operations. Each forward and the option is recognized as either an asset or liability on our Consolidated Balance Sheets at fair value and is presented in either "prepaid expenses and other current assets" or "other accrued expenses and liabilities," as applicable.  All cash flows associated with these forward instruments are classified as operating cash flows in our Consolidated Statement of Cash Flows.
The following table summarizes our outstanding foreign currency forward contracts at June 30, 2015:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

NOK	29,400,000	EUR	3,369,666	7/31/2015
USD	13,100,000	EUR	11,750,987	7/31/2015
USD	1,300,000	GBP	826,656	7/31/2015
EUR	1,250,000	GBP	887,750	7/31/2015
AUD	2,000,000	EUR	1,381,884	7/31/2015
EUR	1,800,000	SEK	16,642,260	7/31/2015
INR	450,965,235	USD	7,050,000	7/31/2015
INR	178,245,750	EUR	2,500,000	7/31/2015

Per our cross-currency option, we have the option to deliver $12 million U.S. dollars to the counterparty in exchange for Euros at a fixed exchange rate of approximately 0.89 Euros to one U.S. dollar. This cross-currency option expires on July 31, 2015.

(6) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$1,914	$(3,137)	$3,182	$(1,089)
Foreign	327	169	4,528	4,722
Total	$2,241	$(2,968)	$7,710	$3,633

Income tax expense:
U.S.	$667	$1,025	$1,341	$2,051
Foreign	423	1,176	1,000	2,685
Total	$1,090	$2,201	$2,341	$4,736

Due to our history of domestic losses, we have a full valuation allowance for all U.S. net deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses, and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record U.S. deferred tax expense related to tax-basis goodwill amortization.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 35%. The current quarter foreign tax expense was higher than the normal effective rate primarily as a result of lower overall pretax income and the accrual of uncertain tax positions which do not vary with the income level.

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

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during the six months ended June 30, 2015, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2015	$15,152	$1,200	$16,352
Restructuring charge	657	—	657
Non-cash items	(205)	—	(205)
Cash paid	(8,072)	(1,200)	(9,272)
Foreign exchange rate changes	(774)	—	(774)
Restructuring liability, as of June 30, 2015	$6,758	$—	$6,758

Restructuring charges by segment are as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Plan to Date	Total Anticipated Charges
		(In thousands)
North America	$—	$—	$1,011	$1,011
International	426	426	18,257	18,400
Other	—	25	339	339
Corporate	206	206	5,517	7,189
Total	$632	$657	$25,124	$26,939

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarters of 2014, as well as the first and second quarters of 2015, we incurred additional charges related to adjusting our sublease estimates.

The changes in our restructuring liabilities for the 2012 Plan, which are recorded in other accrued expenses, during the six months ended June 30, 2015, are as follows:

Office Closures
(in thousands)
Restructuring liability, as of January 1, 2015	$1,694
Restructuring charges	68
Cash paid	(609)
Foreign exchange rate changes	(14)
Restructuring liability, as of June 30, 2015	$1,139

Restructuring charges by segment are as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Plan to Date (1)
	(In thousands)
North America	$(6)	$(5)	$1,697
International	—	—	8,851
Corporate (2)	38	73	3,469
Total	$32	$68	$14,017
(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate. If we are unable to find tenants for vacated offices or sub-lease terms are different from our assumptions, our actual restructuring charges will differ from our current estimates.

(2) Corporate restructuring charges include costs for administrative facility consolidation.

(8) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
International	$89,295	$109,830	$185,982	$224,811
North America	108,825	105,154	214,392	208,632
Other	833	567	1,621	1,221
Inter-segment	(1,009)	(905)	(2,046)	(2,007)
Total revenues	$197,944	$214,646	$399,949	$432,657

Operating income (loss) from continuing operations:
International	$5,225	$3,231	$11,638	$10,055
North America	10,387	9,109	20,383	17,581
Other	49	(4)	125	133
Corporate expenses	(11,986)	(13,173)	(22,474)	(21,675)
Operating income (loss) from continuing operations before amortization and restructuring charges	3,675	(837)	9,672	6,094
Amortization of intangible assets	(107)	(67)	(107)	(67)
Restructuring charges	(675)	(1,508)	(736)	(1,406)
Total operating income (loss) from continuing operations	$2,893	$(2,412)	$8,829	$4,621

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
A lawsuit titled Pennsylvania Turnpike Commission. v. Ciber, Inc., and Dennis Miller was filed in January 2015 in Pennsylvania state court against Ciber and a former employee. The complaint generally alleges breach of contract, negligent misrepresentation, violation of an anti-bid-rigging statute and procurement code, and conspiracy to commit fraud with and by Ciber’s own employee. These claims arise out of a project in 2004-2008 to implement a new finance and administrative system for the Pennsylvania Turnpike Commission (“PTC”).  PTC alleges $38 million in damages.  We believe the claims are without merit and Ciber is vigorously defending against these allegations. At this time, we are unable to predict the outcome of this litigation.

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

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarter of 2014, as well as the first and second quarters of 2015, we incurred additional charges related to adjusting our sublease estimates. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

Results of Operations — Comparison of the Three Months Ended June 30, 2015 and 2014

The following table and related discussion provide information about our consolidated financial results for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2015		2014
	(Dollars in thousands)
Consulting services	$187,246	94.6%	$202,639	94.4%
Other revenue	10,698	5.4	12,007	5.6
Total revenues	$197,944	100.0%	$214,646	100.0%

Gross profit - consulting services	$46,625	24.9%	$49,379	24.4%
Gross profit - other revenue	5,080	47.5	5,177	43.1
Gross profit - total	51,705	26.1	54,556	25.4

SG&A costs	48,030	24.3	55,393	25.8
Amortization of intangible assets	107	0.1	67	—
Restructuring charges	675	0.3	1,508	0.7
Operating income (loss) from continuing operations	2,893	1.5	(2,412)	(1.1)

Interest expense	(427)	(0.2)	(536)	(0.2)
Other expense, net	(225)	(0.1)	(20)	—

Income (loss) from continuing operations before income taxes	2,241	1.1	(2,968)	(1.4)
Income tax expense	1,090	0.6	2,201	1.0

Net income (loss) from continuing operations	$1,151	0.6%	$(5,169)	(2.4)%

Revenue by segment from continuing operations was as follows:

	Three Months Ended June 30,
	2015	2014	% change
	(In thousands)
International	$89,295	$109,830	(18.7)%
North America	108,825	105,154	3.5
Other	833	567	46.9
Inter-segment	(1,009)	(905)	n/m
Total revenues	$197,944	$214,646	(7.8)%
_____________
n/m = not meaningful

 Revenues.  For the three months ended June 30, 2015, total revenues decreased $16.7 million, or 7.8% in U.S. dollars in comparison to the three months ended June 30, 2014. In local currency, revenues increased 1.9%, as compared with the three months ended June 30, 2014. This change is attributable to the following:

•
International revenues decreased $20.5 million, or 18.7% overall, and increased 0.3% in local currency compared with the three months ended June 30, 2014. Overall, our international revenues were significantly impacted by changes in foreign currency exchange rates. Revenues in Germany improved due to strong performance in our retail vertical and Ciber Managed Services ("CMS") offerings. However, this improvement was offset by reduced revenue in the United Kingdom ("U.K.") due to delays in project-based work.

•
North America revenues increased $3.7 million, or 3.5%, compared to the second quarter of 2014. This increase is primarily a result of improved performance in all of our Independent Software Vendor ("ISV") channels and the Business Consulting practice due to several new clients as well as an increased level of work at existing clients. This increase was partially offset by a decline in revenue in our Application Development and Maintenance ("ADM") practice due to reduced levels of work at multiple clients compared to the second quarter of 2014.

Gross Profit.  Gross profit margin increased to 26.1% for the three months ended June 30, 2015, compared to 25.4% for the same period in 2014. Gross profit margin for our International segment increased due to improved utilization in the Netherlands, Norway, and other smaller countries (in terms of revenue contribution). This was partially offset by decreased utilization in the U.K. North America gross margin decreased compared to the second quarter of 2014 due to lower utilization which was a result of multiple delayed project starts. This was partially offset by improved margins in our SAP and Infor ISVs.

Selling, general and administrative costs.  Our SG&A costs decreased $7.4 million, or 13.3%, to $48.0 million for the three months ended June 30, 2015, from $55.4 million for the three months ended June 30, 2014. International SG&A costs decreased compared to the second quarter of 2014 due to the impact of changes in foreign currency exchange rates and reduced personnel costs. North America SG&A costs compared to the second quarter of 2014 were also down due to a reduction in personnel expenses. Our corporate SG&A costs decreased due to a significant reduction in stock-based compensation expense, as a result of our second quarter 2014 management transition, as compared to the second quarter of 2014.

Operating income (loss).  Our operating income was $2.9 million for the three months ended June 30, 2015, as compared to an operating loss of $2.4 million for the same period of 2014. This change was primarily due to increased revenues in North America, reduced SG&A costs in our International and North America segments, and reduced corporate expenses.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended June 30,		% change	2015 % of revenue*	2014 % of revenue*
	2015	2014
	(In thousands)
International	$5,225	$3,231	61.7%	5.9%	2.9%
North America	10,387	9,109	14.0	9.5	8.7
Other	49	(4)	1,325.0	5.9	(0.7)
Corporate expenses	(11,986)	(13,173)	9.0	(6.1)	(6.1)
Operating income (loss) from continuing operations before amortization and restructuring charges	3,675	(837)	539.1	1.9	(0.4)
Amortization of intangible assets	(107)	(67)	(59.7)	(0.1)	—
Restructuring charges	(675)	(1,508)	55.2	(0.3)	(0.7)
Total operating income (loss) from continuing operations	$2,893	$(2,412)	219.9%	1.5%	(1.1)%

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income increased to $5.2 million for the second quarter of 2015 compared to $3.2 million for the three months ended June 30, 2014. This increase is due to reduced SG&A costs as a result of lower personnel-related expenses.

•
North America operating income increased $1.3 million, or 14.0% compared to the second quarter of 2014. The increase was a result of improved ISV channel revenue and a reduction in personnel-related expenses.

•
Corporate expenses decreased $1.2 million during the current three month period compared to the second quarter of 2014 primarily due to reduced stock-based compensation costs. This reduction in stock-based compensation expense was mostly attributable to our management transition in the second quarter of 2014.

Interest expense.  Interest expense decreased $0.1 million during the three months ended June 30, 2015, compared to the second quarter of 2014 due to the capitalization of interest associated with an asset purchase that began in the fourth quarter of 2014 as well as decreased interest expense associated with the purchase of the noncontrolling of one of our foreign subsidiaries (see Note 1 to our Consolidated Financial Statements for more information on this purchase).

Other expense, net.  Other expense, net increased $205 thousand for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This increase was primarily due to an increase in foreign currency losses compared to the second quarter of 2014.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$1,914	$(3,137)
Foreign	327	169
Total	$2,241	$(2,968)

Income tax expense:
U.S.	$667	$1,025
Foreign	423	1,176
Total	$1,090	$2,201

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 35%. The current quarter foreign tax expense was higher than the normal effective rate primarily as a result of lower overall pretax income and the accrual of uncertain tax positions which do not vary with the income level.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Results of Operations — Comparison of the Six Months Ended June 30, 2015 and 2014

The following table and related discussion provide information about our consolidated financial results for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2015		2014
	(Dollars in thousands)
Consulting services	$378,300	94.6%	$407,620	94.2%
Other revenue	21,649	5.4	25,037	5.8
Total revenues	$399,949	100.0%	$432,657	100.0%

Gross profit - consulting services	$93,884	24.8%	$100,509	24.7%
Gross profit - other revenue	9,536	44.0	10,618	42.4
Gross profit - total	103,420	25.9	111,127	25.7

SG&A costs	93,748	23.4	105,033	24.3
Amortization of intangible assets	107	—	67	—
Restructuring charges	736	0.2	1,406	0.3
Operating income from continuing operations	8,829	2.2	4,621	1.1

Interest expense	(741)	(0.2)	(898)	(0.2)
Other expense, net	(378)	(0.1)	(90)	—

Income from continuing operations before income taxes	7,710	1.9	3,633	0.8
Income tax expense	2,341	0.6	4,736	1.1

Net income (loss) from continuing operations	$5,369	1.3%	$(1,103)	(0.3)%

Revenue by segment from continuing operations was as follows:

	Six Months Ended June 30,
	2015	2014	% change
	(In thousands)
International	$185,982	$224,811	(17.3)%
North America	214,392	208,632	2.8
Other	1,621	1,221	32.8
Inter-segment	(2,046)	(2,007)	n/m
Total revenues	$399,949	$432,657	(7.6)%
_____________
n/m = not meaningful

 Revenues.  For the six months ended June 30, 2015, total revenues decreased $32.7 million, or 7.6% in U.S. dollars compared to the six months ended June 30, 2014. On a local currency basis, revenues increased 1.2%, as compared with the six months ended June 30, 2014. This change is attributable to the following:

•
International revenues decreased $38.8 million, or 17.3%, and decreased 0.5% in local currency during the six months ended June 30, 2015. Overall, our international revenues were significantly impacted by changes in foreign currency exchange rates. Revenues in Germany improved due to strong performance in our retail vertical and Ciber Managed Services ("CMS") offerings. However, this improvement was more than offset by reduced revenue in the Netherlands and the U.K. due to reduced delivery head count and delays in project-based work, respectively.

•
North America revenues increased $5.8 million, or 2.8% compared to the first six months of 2014. This increase is primarily a result of improved performance in all of our Independent Software Vendor ("ISV") channels and the Business Consulting business due to several new clients as well as an increased level of work at existing clients. This increase was partially offset by a decline in revenue in our Application Development and Maintenance ("ADM") practice due to reduced levels of work at multiple clients compared to the first six months of 2014.

Gross Profit.  Gross profit margin improved slightly to 25.9% for the six months ended June 30, 2015, compared to 25.7% for the same period in 2014. Gross profit margin for our International business was flat as increased labor costs for both our internal resources as well as subcontractors were offset by increased utilization, particularly in the Netherlands. North America gross margin was flat for the first six months of 2015 as compared to the comparable 2014 period as increased margins in certain ISV channels were offset by lower margins in our ADM practice.

Selling, general and administrative costs.  Our SG&A costs decreased by $11.3 million, or 10.7% to $93.7 million for the six months ended June 30, 2015, from $105.0 million for the six months ended June 30, 2014. International SG&A costs decreased compared to the first six months of 2014 due to the impact of changes in foreign currency exchange rates and reduced personnel costs. North America SG&A costs were down when compared to the first half of 2014 due to a reduction in personnel expenses. During the first half of 2015 our corporate SG&A costs increased as a result of temporary cost increases associated with the implementation of our new operating model, as well as the year-over-year impact of a one-time fringe benefit accrual that was reversed in the first quarter of 2014. These increases in our corporate SG&A costs were mostly offset by a significant reduction in our stock-based compensation expense, which was primarily attributable to our second quarter 2014 management transition.

Operating income.  Our operating income was $8.8 million for the six months ended June 30, 2015, as compared to $4.6 million for the same period of 2014. This improvement was mainly a result of growth in our North America ISV channels as well as a reduction in SG&A costs in both International and North America.

Operating income from continuing operations by segment was as follows:

	Six Months Ended June 30,		% change	2015 % of revenue*	2014 % of revenue*
	2015	2014
	(In thousands)
International	$11,638	$10,055	15.7%	6.3%	4.5%
North America	20,383	17,581	15.9	9.5	8.4
Other	125	133	(6.0)	7.7	10.9
Corporate expenses	(22,474)	(21,675)	(3.7)	(5.6)	(5.0)
Operating income from continuing operations before amortization and restructuring charges	9,672	6,094	58.7	2.4	1.4
Amortization of intangible assets	(107)	(67)	(59.7)	—	—
Restructuring charges	(736)	(1,406)	47.7	(0.2)	(0.3)
Total operating income from continuing operations	$8,829	$4,621	91.1%	2.2%	1.1%

*International, North America and Other calculated as a % of their respective revenue, all other items calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income increased to $11.6 million for the six months ended June 30, 2015, compared to $10.1 million for the comparable period in 2014. This is primarily due to reduced personnel-related SG&A costs.

•
North America operating income increased $2.8 million, or 15.9%, compared to the first six months of 2014. This increase was mainly a result of increased revenue from all of our ISV channels as well as a reduction in personnel-related SG&A costs. However, these improvements were somewhat offset by lower revenues in our ADM practice.

•
Corporate expenses increased $0.8 million during the current six month period which was primarily related to temporary cost increases associated with the implementation of our new operating model, as well as the year-over-year impact of a one-time fringe benefit accrual that was reversed in the first quarter of 2014. These increases in our corporate SG&A costs were mostly offset by a significant reduction in our stock-based compensation expense, which was primarily a result of our second quarter 2014 management transition.

Interest expense.  Interest expense decreased $0.2 million for the six months ended June 30, 2015, compared to the same period of 2014 due to the capitalization of interest associated with an asset purchase that began in the fourth quarter of 2014 as well as decreased interest expense associated with the purchase of the noncontrolling interest of one of our foreign subsidiaries (see Note 1 to our Consolidated Financial Statements for more information on this purchase). These decreases in interest expense were offset by higher average borrowings in the first half of 2015 compared to the comparable 2014 period.

Other expense, net.  Other expense, net was $0.4 million for the six months ended June 30, 2015, compared to $90 thousand for the six months ended June 30, 2014. This change was due to foreign exchange gains and losses and a decrease in interest income.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$3,182	$(1,089)
Foreign	4,528	4,722
Total	$7,710	$3,633

Income tax expense:
U.S.	$1,341	$2,051
Foreign	1,000	2,685
Total	$2,341	$4,736

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 35%, year to date. The foreign tax expense was on the lower end of this range primarily as a result of the current mix of income and losses across jurisdictions, with a significant portion of income being earned in jurisdictions where it is offset by the utilization of loss carryforwards that have a full valuation allowance recorded against them.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Liquidity and Capital Resources

At June 30, 2015, we had $101.5 million in working capital, which represented an increase from $85.1 million at December 31, 2014.  Our current ratio was 1.8:1 at June 30, 2015, compared to 1.5:1 at December 31, 2014.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. In addition, we could seek to raise additional funds through public or private debt or equity financings, if required, though we make no assumptions that we could raise additional capital on acceptable terms, or at all. We believe that our cash and cash equivalents, our expected operating cash flow and our available debt capacity under our credit facility will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $17.6 million at June 30, 2015, compared to $45.9 million at December 31, 2014. Our domestic cash balances are generally used to reduce our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. Our credit agreement also provides for foreign borrowings, if needed. We have not provided for additional U.S. income taxes on the undistributed earnings of foreign subsidiaries that qualify for the indefinite reinvestment exception, where we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. While most of our foreign earnings qualify, we have provided for additional U.S. income taxes on foreign earnings that do not meet the requirements of the indefinite reinvestment exception. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $0.6 million during the six months ended June 30, 2015. In the third quarter of 2013, all restructuring actions associated with the 2012 Plan were completed. However, in the second and fourth quarters of 2014, as well as the first and second quarters of 2015, we incurred additional charges related to adjusting our sublease estimate. Total cash outlays associated with the plan will be approximately $13 million, all of which has been paid to date.

We had cash outlays of approximately $9.3 million during the six months ended June 30, 2015, related to the 2014 restructuring plan. Total cash outlays associated with the plan will be approximately $26 million, $17 million of which has been paid to date.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(37,093)	$(27,250)
Investing activities	(3,621)	(5,854)
Financing activities	12,819	9,153
Net cash used in continuing operations	(27,895)	(23,951)

Cash used in operating activities — discontinued operations	(222)	(779)
Net cash used in discontinued operations:	(222)	(779)
Effect of foreign exchange rate changes on cash and cash equivalents	(117)	611
Net decrease in cash and cash equivalents	$(28,234)	$(24,119)

Operating activities.  Cash used in operating activities from continuing operations was $37.1 million during the six months ended June 30, 2015, compared with $27.3 million for the six months ended June 30, 2014. A reduction in normal short-term working capital items, particularly accounts receivable, contributed to the increase in cash used in operating activities from continuing operations during the current six month period as compared to the same period of the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $9.9 million for restructuring-related costs in the first six months of 2015 compared to $7.7 million in the first six months of 2014. In 2015, these costs were related to severance expense, primarily in our International segment, professional fees, and real estate-related costs. In 2014, restructuring costs were related to severance expense, primarily in our International segment.  During the six months ended June 30, 2015, and 2014, our domestic operations used $19.0 million and $11.8 million, respectively, of cash from continuing operations while our International operations used $18.1 million and $15.5 million, respectively, during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

Changes in accounts receivable can have a significant impact on our cash flow.  Items that can affect our cash flow from accounts receivable include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts. Many of the individual reasons are outside of our control and, as a result, it is normal for cash flow from accounts receivable to fluctuate from period to period, affecting our liquidity. Consistent with the nature of our business, we periodically must resolve disputes with clients who challenge amounts owed to Ciber based on their interpretation of contractual provisions or their perception of the status of work performed. Appropriate reserves against disputed balances are taken when management concludes it is probable that disputed amounts will not be paid.

Total accounts receivable increased to $187.0 million at June 30, 2015, from $173.5 million at December 31, 2014.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 68 days at June 30, 2015, from 57 days at December 31, 2014, an increase of 11 days, compared with DSO of 67 days at June 30, 2014, and 59 days at December 31, 2013, an increase of 8 days. We experienced increased DSO both in North America and International in the first half of 2015. This DSO increase is a result of decreased collections and increased unbilled receivables associated with fixed price projects.

Accrued compensation and related liabilities fluctuate from period to period based on several primary factors, including the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments. Bonuses are typically accrued throughout the year, and paid either quarterly or annually, based on the applicable bonus program associated with an employee's role and country in which he or she works.  As such, bonus payments can fluctuate from quarter to quarter. Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

Investing activities.  Spending on property and equipment decreased to $3.6 million during the six months ended June 30, 2015, from $5.0 million in the same period of 2014. Our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the six months ended June 30, 2015, we had net borrowings on our ABL Facility of $19.3 million, compared with $7.5 million for the six months ended June 30, 2014. We had net cash inflows of $0.2 million and $1.7 million in the first six months of 2015 and 2014, respectively, for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding. In the first half of 2015 we also purchased $1.7 million of treasury stock under our publicly announced buyback plan. In the second quarter of 2015 we paid $5.0 million for payments on the purchase of the noncontrolling interest of one of our foreign subsidiaries. (See Note 1 to our Consolidated Financial Statements for more information.)

Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $51.9 million at June 30, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of June 30, 2015, we had $30.7 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility at June 30, 2015, although there are a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. We were in compliance with all such covenants at June 30, 2015.

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

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days. None of the above scenarios were applicable during the second quarter of 2015 and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

Wells Fargo will take dominion over our U.S. cash and cash receipts and will automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo will have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and will automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts will be classified as a current liability on our balance sheet. At June 30, 2015, we had $9.8 million of borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill—We perform our annual impairment analysis of goodwill as of June 30 each year, or more often if there are potential indicators of impairment present. We test each of our reporting units for goodwill impairment. Our reporting units are the same as our operating divisions and reporting segments. The goodwill impairment test requires a two-step process. The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit's goodwill is less than its carrying value.

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2015. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 16.0% and 15.0% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 8 and 6, respectively, under the market approach using the guideline public company method and approximately 13 and 8, respectively, under the market approach using the guideline transaction method in order to value each of our reporting units. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2015, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 13% and 89%, respectively, thus no impairment was indicated. We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $261.3 million at June 30, 2015. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2015, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2014, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
A lawsuit titled Pennsylvania Turnpike Commission. v. Ciber, Inc., and Dennis Miller was filed in January 2015 in Pennsylvania state court against Ciber and a former employee. The complaint generally alleges breach of contract, negligent misrepresentation, violation of an anti-bid-rigging statute and procurement code, and conspiracy to commit fraud with and by Ciber’s own employee. These claims arise out of a project in 2004-2008 to implement a new finance and administrative system for the Pennsylvania Turnpike Commission (“PTC”).  PTC alleges $38 million in damages.  We believe the claims are witho ut merit and Ciber is vigorously defending against these allegations. At this time, we are unable to predict the outcome of this litigation.

Item 1A.  Risk Factors

For information regarding our potential risks and uncertainties, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended June 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate dollar value of shares that may yet be purchased under the plan (3)
April 1 to April 30	242,017	$3.94	228,908	$8,334,815
May 1 to May 31	7,861	$3.54	—	$8,334,815
June 1 to June 30	93,907	$3.42	—	$8,334,815
Total: April 1 to June 30, 2015	343,785	$3.79	228,908
(1) Includes 13,109, 7,861, and 93,907 shares purchased in April, May, and June, respectively, to satisfy minimum tax withholdings for employee stock plans.
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
		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
3.4	Certificate of Elimination of Series A Participating Preferred Stock of CIBER, Inc. dated May 18, 2015	8-K	001-13103	5/18/2015
4.1	Amendment No. 1 to the First Amended and Restated Rights Agreement, dated May 15, 2015 between CIBER, Inc. and Wells Fargo Bank, National Association, as Rights Agent	8-K	001-13103	5/18/2015
10.1*
Stockholder Agreement dated March 29, 2015, by and between Ciber, Inc. and Bobby G. Stevenson, the 1989 Bobby G. Stevenson Revocable Trust, the Bobby G. Stevenson Revocable Trust, and the Dixie Foundation
		8-K	001-13103	4/2/2015
10.2*	Separation and General Release Agreement dated April 1, 2015, by and between Ciber, Inc. and Paul A. Jacobs.	8-K	001-13103	4/2/2015
10.3*	Director Resignation and General Release Agreement dated April 1, 2015, by and between Ciber, Inc. and James C. Spira.	8-K	001-13103	4/2/2015
10.4*	Amendment No. 1 to the First Amended and Restated Right agreement dated May 15, 2015.	8-K	001-13103	5/18/2015
10.5*	Amended and Restated 2004 Incentive Plan.	8-K	001-13103	6/26/2015
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	July 30, 2015	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)