Form 10-Q
period 2015-09-30
CIBER INC
filed 2015-10-29
CIK 918581

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 79,439,588 shares of the registrant’s Common Stock outstanding as of October 23, 2015.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Consulting services	$180,490	$200,314	$558,790	$607,934
Other revenue	12,111	10,992	33,760	36,029
Total revenues	192,601	211,306	592,550	643,963
OPERATING EXPENSES
Cost of consulting services	133,705	150,414	418,121	457,525
Cost of other revenue	7,273	6,040	19,386	20,459
Selling, general and administrative	48,978	51,969	142,726	157,002
Amortization of intangible assets	55	65	162	132
Restructuring charges	1,002	21,244	1,738	22,650
Total operating expenses	191,013	229,732	582,133	657,768
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	1,588	(18,426)	10,417	(13,805)

Interest expense	(377)	(372)	(1,118)	(1,270)
Other expense, net	(5)	(1,522)	(383)	(1,612)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,206	(20,320)	8,916	(16,687)
Income tax expense	1,338	464	3,679	5,200
INCOME (LOSS) FROM CONTINUING OPERATIONS	(132)	(20,784)	5,237	(21,887)
Loss from discontinued operations, net of income tax	(200)	(47)	(258)	(477)
CONSOLIDATED NET INCOME (LOSS)	(332)	(20,831)	4,979	(22,364)
Net income (loss) attributable to noncontrolling interests	24	20	16	35
NET EARNINGS (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(356)	$(20,851)	$4,963	$(22,399)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$—	$(0.27)	$0.07	$(0.28)
Discontinued operations	—	—	(0.01)	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$—	$(0.27)	$0.06	$(0.29)

Weighted average shares outstanding:
Basic	79,206	78,121	78,938	77,291
Diluted	79,206	78,121	79,725	77,291

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net income (loss)	$(332)	$(20,831)	$4,979	$(22,364)
Foreign currency translation adjustments	(3,193)	(13,053)	(10,779)	(12,375)
Comprehensive loss	(3,525)	(33,884)	(5,800)	(34,739)
Comprehensive income attributable to noncontrolling interests	24	20	16	35
Comprehensive loss attributable to Ciber, Inc.	$(3,549)	$(33,904)	$(5,816)	$(34,774)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,153	$45,858
Accounts receivable, net of allowances of $2,378 and $2,842, respectively	172,132	173,450
Prepaid expenses and other current assets	25,418	26,714
Total current assets	215,703	246,022

Property and equipment, net of accumulated depreciation of $43,317 and $46,871, respectively	18,648	14,115
Goodwill	259,308	267,587
Other assets	6,779	7,559

TOTAL ASSETS	$500,438	$535,283

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$607	$—
Accounts payable	25,977	32,926
Accrued compensation and related liabilities	31,692	59,012
Deferred revenue	13,858	17,475
Income taxes payable	454	573
Other accrued expenses and liabilities	33,563	50,932
Total current liabilities	106,151	160,918

Long-term debt	29,366	11,402
Deferred income taxes	30,459	28,422
Other long-term liabilities	10,021	8,465
Total liabilities	175,997	209,207

Commitments and contingencies (see Note 9)

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 79,399 and 78,728 shares issued, respectively	794	787
Treasury stock, at cost, 32 and 32 shares, respectively	(106)	(117)
Additional paid-in capital	367,022	360,419
Accumulated deficit	(15,841)	(18,348)
Accumulated other comprehensive loss	(28,022)	(17,243)
Total Ciber, Inc. shareholders' equity	323,847	325,498
Noncontrolling interests	594	578
Total equity	324,441	326,076

TOTAL LIABILITIES AND EQUITY	$500,438	$535,283

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Ciber, Inc.
	Common Stock		Treasury Stock					Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2015	78,728	$787	(32)	$(117)	$360,419	$(18,348)	$(17,243)	$325,498	$578	$326,076
Consolidated net income	—	—	—	—	—	4,963	—	4,963	16	4,979
Foreign currency translation	—	—	—	—	—	—	(10,779)	(10,779)	—	(10,779)
Shares issued under employee share plans, net	671	7	423	1,676	753	(2,456)	—	(20)	—	(20)
Share-based compensation	—	—	—	—	5,850	—	—	5,850	—	5,850
Purchase of treasury stock	—	—	(423)	(1,665)	—	—	—	(1,665)	—	(1,665)
BALANCES AT SEPTEMBER 30, 2015	79,399	$794	(32)	$(106)	$367,022	$(15,841)	$(28,022)	$323,847	$594	$324,441

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$4,979	$(22,364)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Loss from discontinued operations	258	477
Depreciation	4,115	4,178
Amortization of intangible assets	162	132
Deferred income tax expense	2,858	3,567
Provision for doubtful receivables	343	259
Share-based compensation expense	5,850	9,726
Amortization of debt costs	570	428
Other, net	912	1,581
Changes in operating assets and liabilities:
Accounts receivable	(4,770)	266
Other current and long-term assets	(3,834)	288
Accounts payable	(5,935)	(10,209)
Accrued compensation and related liabilities	(24,128)	(17,959)
Other current and long-term liabilities	(16,006)	8,053
Income taxes payable/refundable	2,735	(6,508)
Cash used in operating activities — continuing operations	(31,891)	(28,085)
Cash used in operating activities — discontinued operations	(512)	(481)
Cash used in operating activities	(32,403)	(28,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	—	(845)
Purchases of property and equipment, net	(6,288)	(7,867)
Cash used in investing activities — continuing operations	(6,288)	(8,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	263,138	245,163
Payments on long-term debt	(244,476)	(232,062)
Employee stock purchases and options exercised	1,172	4,912
Purchase of shares for employee tax withholdings	(1,194)	(3,172)
Purchase of noncontrolling interest	(4,991)	—
Purchase of treasury stock	(1,665)	—
Cash provided by financing activities — continuing operations	11,984	14,841
Effect of foreign exchange rate changes on cash and cash equivalents	(998)	(1,029)
Net decrease in cash and cash equivalents	(27,705)	(23,466)
Cash and cash equivalents, beginning of period	45,858	44,483
Cash and cash equivalents, end of period	$18,153	$21,017

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of Ciber, Inc. and its wholly-owned subsidiaries (together, “Ciber,” “the Company,” “we,” “our,” or “us”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2014.

Management believes the accompanying unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operation for the full fiscal year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of the standard is when an entity transfers goods or services to customers, it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is expected to be effective for annual periods beginning after December 15, 2017, and for interim periods within that year, and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements, as well as which transition method we intend to use.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not anticipate that this guidance will materially impact our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”).  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination.  ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that this guidance will materially impact our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-03 was further clarified in August 2015 to include the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We do not anticipate that this guidance will materially impact our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-4)” which is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.

PSU Grant

On January 26, 2015, June 24, 2015, July 1, 2015 and August 10, 2015, we granted 79,761, 69,558, 47,550 and 5,000 Performance Based Restricted Share Units ("PSUs"), respectively, to our executives. The performance conditions include both an internal performance condition and an external market-based condition. We have valued the external market-based condition using a Monte Carlo approach. Probability of reaching the internal performance condition is assessed quarterly and the associated expense is adjusted based on the target expected to be achieved. There is the potential for 605,605 shares of common stock to vest under these grants if maximum performance targets are achieved.

Noncontrolling Interest Purchase

In June 2013, we entered into an agreement to purchase all of the noncontrolling interests of one of our foreign subsidiaries for future cash payments of approximately $7.3 million, of which $0.8 million was paid in the the fourth quarter of 2013, $0.7 million was paid in the fourth quarter of 2014, and $5.0 million was paid in the second quarter of 2015.

Fair Value

Authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions.

The fair value hierarchy consists of the following three levels:

•Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company estimates the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy.

Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which the Company does business.

The carrying value of the outstanding borrowings under the ABL Facility, as defined in Note 4, approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed since entering into the facility in May 2012. If Ciber's credit risk were to change, we would estimate the fair value of our borrowings using a discounted cash flow analysis based on current rates expected to be available from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be Level 2 of the GAAP Valuation hierarchy.

(2) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(132)	$(20,784)	$5,237	$(21,887)
Net income (loss) attributable to noncontrolling interests	24	20	16	35
Net income (loss) attributable to Ciber, Inc. from continuing operations	(156)	(20,804)	5,221	(21,922)
Loss from discontinued operations, net of income tax	(200)	(47)	(258)	(477)
Net income (loss) attributable to Ciber, Inc.	$(356)	$(20,851)	$4,963	$(22,399)

Denominator:
Basic weighted average shares outstanding	79,206	78,121	78,938	77,291
Dilutive effect of employee stock plans	—	—	787	—
Diluted weighted average shares outstanding	79,206	78,121	79,725	77,291

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$—	$(0.27)	$0.07	$(0.28)
Discontinued operations	—	—	(0.01)	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$—	$(0.27)	$0.06	$(0.29)

Anti-dilutive securities omitted from the calculation	4,141	3,738	3,137	3,492

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

As a result of the first step of our goodwill impairment test as of June 30, 2015, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 13% and 89%, respectively, thus no impairment was indicated. As of September 30, 2015, the Company's goodwill was not considered to be at risk of impairment.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2015, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2015	$133,906	$133,681	$267,587
Effect of foreign exchange rate changes	(8,279)	—	(8,279)
Balance at September 30, 2015	$125,627	$133,681	$259,308

(4) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $50.3 million at September 30, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of September 30, 2015, we had $30.0 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. Under the ABL Facility, Wells Fargo will have dominion over the cash receipts related to any U.K., Dutch and German borrowings. At September 30, 2015, we had $0.6 million of foreign borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility. The ABL Facility also includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.  We were in compliance with all such covenants at September 30, 2015.

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days.  None of the above scenarios were applicable during the nine months ended September 30, 2015, and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

As of September 30, 2015, Ciber’s ABL Facility with Wells Fargo Bank, N.A. stated that Wells Fargo Bank, N.A. would take dominion over our U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than

$15 million is available for borrowing under the ABL Facility at any time. Wells Fargo would continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days.

On October 27, 2015, Ciber amended its ABL Facility with Wells Fargo Bank, N.A.  The amendment governs a trigger date under which Wells Fargo will take dominion of Ciber’s U.S. cash and cash receipts and automatically apply such amounts to the ABL Facility on a daily basis.  The trigger date is any date of which (a) an event of default has occurred and is continuing or (b) Ciber fails to maintain excess availability of at least the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments at any time.  Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (a) no event of default is continuing and (b) excess availability has equaled or exceeded the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments under the ABL Facility for 30 consecutive days.

(5) Financial Instruments

We are exposed to certain risks related to our ongoing business operations.  From time to time, we may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

During the nine months of 2015 and 2014, we entered into various foreign currency forwards and a cross-currency option related to intercompany transactions denominated in a foreign currency. These forwards and option allow us to manage our foreign currency exposure with respect to the Euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months, and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cross-currency option	$27	$—	$(57)	$—
Foreign currency forward contracts	(340)	317	1,304	629
Total realized and unrealized gain (loss) on derivatives	$(313)	$317	$1,247	$629
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

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2015:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

NOK	25,600,000	EUR	2,690,263	10/30/2015
USD	17,700,000	EUR	15,864,764	10/30/2015
USD	2,200,000	GBP	1,456,857	10/30/2015
EUR	5,750,000	GBP	4,253,793	10/30/2015
AUD	2,900,000	EUR	1,822,180	10/30/2015
EUR	1,900,000	SEK	17,765,950	10/30/2015
INR	494,936,328	USD	7,440,000	10/30/2015
INR	119,670,720	EUR	1,600,000	10/30/2015

Ciber did not have any open cross-currency options as of September 30, 2015.
(6) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(1,200)	$(972)	$1,982	$(2,061)
Foreign	2,406	(19,348)	6,934	(14,626)
Total	$1,206	$(20,320)	$8,916	$(16,687)

Income tax expense:
U.S.	$696	$1,070	$2,037	$3,121
Foreign	642	(606)	1,642	2,079
Total	$1,338	$464	$3,679	$5,200

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 35%. In the current quarter, Ciber settled an ongoing tax audit in one of the foreign jurisdictions where it operates. The outcome of this audit allowed Ciber to release $1.1 million of its uncertain tax position reserve, which is recognized as a tax benefit in the quarter. This tax benefit offset the ongoing accrual of unrelated uncertain tax positions and return to provision true-ups booked during the quarter. The net effect is that the current quarter tax expense is in line with the normal effective rate.

(7) Restructuring Charges

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and was substantially completed in the third quarter of 2015. We expect the 2014 Plan to impact approximately 280 people. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $27 million, substantially all of which will be settled in cash. The total estimated restructuring expenses include approximately $20 million related to employee severance and related benefits and approximately $7 million related to professional fees, office closures and other expenses.

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during the nine months ended September 30, 2015, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2015	$15,152	$1,200	$16,352
Restructuring charge	499	627	1,126
Non-cash items	(205)	(45)	(250)
Cash paid	(10,735)	(1,222)	(11,957)
Foreign exchange rate changes	(836)	—	(836)
Restructuring liability, as of September 30, 2015	$3,875	$560	$4,435

Restructuring charges by segment are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Plan to Date	Total Anticipated Charges
		(In thousands)
North America	$—	$—	$1,011	$1,011
International	(158)	268	18,099	18,400
Other	—	25	339	339
Corporate	627	833	6,144	7,189
Total	$469	$1,126	$25,593	$26,939

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarters of 2014, as well as the first three quarters of 2015, we incurred additional charges related to adjusting our sublease estimates.

The changes in our restructuring liabilities for the 2012 Plan, which are recorded in other accrued expenses, during the nine months ended September 30, 2015, are as follows:

Office Closures
(in thousands)
Restructuring liability, as of January 1, 2015	$1,694
Restructuring charges	81
Non-cash items	(1)
Cash paid	(845)
Foreign exchange rate changes	(11)
Restructuring liability, as of September 30, 2015	$918

Restructuring charges by segment are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Plan to Date (1)
	(In thousands)
North America	$(7)	$(12)	$1,690
International	—	—	8,851
Corporate (2)	20	93	3,489
Total	$13	$81	$14,030
(1) Our restructuring charges, particularly lease-related office closure costs, are subject to estimate. If we are unable to find tenants for vacated offices or sub-lease terms are different from our assumptions, our actual restructuring charges will differ from our current estimates.

(2) Corporate restructuring charges include costs for administrative facility consolidation.

For the three and nine months ended September 30, 2015, the Company recognized additional lease, contract termination and other related costs of $0.5 million, of which $0.2 million were included in accrued liabilities.  These costs represent additional restructuring activities outside of the original restructuring plans.

(8) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
International	$82,837	$105,007	$268,819	$329,818
North America	110,031	106,300	324,423	314,932
Other	838	706	2,459	1,927
Inter-segment	(1,105)	(707)	(3,151)	(2,714)
Total revenues	$192,601	$211,306	$592,550	$643,963

Operating income (loss) from continuing operations:
International	$4,556	$1,822	$16,194	$11,877
North America	10,266	10,430	30,649	28,011
Other	48	79	173	212
Corporate expenses	(12,225)	(9,448)	(34,699)	(31,123)
Operating income from continuing operations before amortization and restructuring charges	2,645	2,883	12,317	8,977
Amortization of intangible assets	(55)	(65)	(162)	(132)
Restructuring charges	(1,002)	(21,244)	(1,738)	(22,650)
Total operating income (loss) from continuing operations	$1,588	$(18,426)	$10,417	$(13,805)

(9) Contingencies

We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.
As previously reported, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The court made a determination in

2013 which was under appeal by the plaintiffs. The plaintiffs' appeal was rejected in the third quarter of 2015 and Ciber will pay shareholders as prescribed in the buy-out, which was previously accrued.
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

Restructuring

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and was substantially completed in the third quarter of 2015. We expect the 2014 Plan to impact approximately 280 people. We estimate the total amount of the restructuring charges for the 2014 Plan will be approximately $27 million, substantially all of which will be settled in cash. The total estimated restructuring expenses include approximately $20 million related to employee severance and related benefits and approximately $7 million related to professional fees, office closures and other expenses.

On November 5, 2012, we approved a company restructuring plan ("the 2012 Plan"). In the third quarter of 2013, all restructuring actions associated with this plan were completed. Although we have completed all activities associated with the 2012 Plan, our lease-related office closure costs are subject to estimate and as such our actual restructuring charges may differ from our current estimates. In the second and fourth quarter of 2014, as well as the first three quarters of 2015, we incurred additional charges related to adjusting our sublease estimates. Restructuring liabilities for office closures are recorded at estimated fair value, including an estimate of sublease income which is subject to adjustment in future periods if assumptions change.

Results of Operations — Comparison of the Three Months Ended September 30, 2015 and 2014

The following table and related discussion provide information about our consolidated financial results for the periods and are presented in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2015		2014
	(Dollars in thousands)
Consulting services	$180,490	93.7%	$200,314	94.8%
Other revenue	12,111	6.3	10,992	5.2
Total revenues	$192,601	100.0%	$211,306	100.0%

Gross profit - consulting services	$46,785	25.9%	$49,900	24.9%
Gross profit - other revenue	4,838	39.9	4,952	45.1
Gross profit - total	51,623	26.8	54,852	26.0

SG&A costs	48,978	25.4	51,969	24.6
Amortization of intangible assets	55	—	65	—
Restructuring charges	1,002	0.5	21,244	10.1
Operating income (loss) from continuing operations	1,588	0.8	(18,426)	(8.7)

Interest expense	(377)	(0.2)	(372)	(0.2)
Other expense, net	(5)	—	(1,522)	(0.7)

Income (loss) from continuing operations before income taxes	1,206	0.6	(20,320)	(9.6)
Income tax expense	1,338	0.7	464	0.2

Net loss from continuing operations	$(132)	(0.1)%	$(20,784)	(9.8)%

Revenue by segment from continuing operations was as follows:

	Three Months Ended September 30,
	2015	2014	% change
	(In thousands)
International	$82,837	$105,007	(21.1)%
North America	110,031	106,300	3.5
Other	838	706	18.7
Inter-segment	(1,105)	(707)	n/m
Total revenues	$192,601	$211,306	(8.9)%
_____________
n/m = not meaningful

 Revenues.  For the three months ended September 30, 2015, total revenues decreased $18.7 million, or 8.9% in U.S. dollars in comparison to the three months ended September 30, 2014. In local currency, revenues decreased 1.1%, as compared with the three months ended September 30, 2014. This change is attributable to the following:

•
International revenues decreased $22.2 million, or 21.1% overall, and decreased 5.5% in local currency compared with the three months ended September 30, 2014. Overall, our international revenues were significantly impacted by changes in foreign currency exchange rates. Revenues in Germany and Spain improved which were more than offset by reduced revenue in the United Kingdom ("U.K.") and Denmark due to delays in project-based work and less available resources.

•
North America revenues increased $3.7 million, or 3.5%, compared to the third quarter of 2014. This increase is primarily a result of improved performance in our Independent Software Vendor ("ISV") channels due to several new clients as well as an increased level of work at existing clients. This increase was partially offset by a decline in revenue in our talent services practice due to reduced levels of work at multiple clients compared to the third quarter of 2014.

Gross Profit.  Gross profit margin increased to 26.8% for the three months ended September 30, 2015, compared to 26.0% for the same period in 2014. Gross profit margin for our International segment increased due to improved utilization in Spain, Norway, and other smaller countries (in terms of revenue contribution). This was partially offset by decreased utilization in the U.K. and Denmark. North America gross profit margin decreased compared to the third quarter of 2014 due to lower utilization which was a result of multiple delayed project starts. This was partially offset by improved margins in our ISV channels.

Selling, general and administrative costs.  Our SG&A costs decreased $3.0 million, or 5.8%, to $49.0 million for the three months ended September 30, 2015, from $52.0 million for the three months ended September 30, 2014. International SG&A costs decreased compared to the third quarter of 2014 due to the impact of changes in foreign currency exchange rates and reduced personnel costs. North America SG&A costs compared to the third quarter of 2014 were also down due to a reduction in personnel expenses. Our corporate SG&A costs increased primarily due to temporary cost increases associated with the implementation of our new operating model, as compared to the third quarter of 2014.

Operating income (loss).  Our operating income was $1.6 million for the three months ended September 30, 2015, as compared to an operating loss of $18.4 million for the same period of 2014. This change was primarily due to a $21.2 million restructuring charge taken in the third quarter of 2014 versus a $1.0 million restructuring charge in the third quarter of 2015, as well as increased revenues in North America, increased margins in International segment and reduced SG&A costs in our International and North America segments, which was offset by increased costs in Corporate SG&A.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended September 30,		% change	2015 % of revenue*	2014 % of revenue*
	2015	2014
	(In thousands)
International	$4,556	$1,822	150.1%	5.5%	1.7%
North America	10,266	10,430	(1.6)	9.3	9.8
Other	48	79	(39.2)	5.7	11.2
Corporate expenses	(12,225)	(9,448)	(29.4)	(6.3)	(4.5)
Operating income from continuing operations before amortization and restructuring charges	2,645	2,883	(8.3)	1.4	1.4
Amortization of intangible assets	(55)	(65)	15.4	—	—
Restructuring charges	(1,002)	(21,244)	95.3	(0.5)	(10.1)
Total operating income (loss) from continuing operations	$1,588	$(18,426)	108.6%	0.8%	(8.7)%

*International, North America and Other calculated as a % of their respective revenue. All other items are calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income increased to $4.6 million for the third quarter of 2015 compared to $1.8 million for the three months ended September 30, 2014. This increase is due to reduced SG&A costs as a result of lower personnel-related expenses and greater utilization of resources.

•
North America operating income decreased $0.2 million, or 1.6% compared to the third quarter of 2014. The decrease was a result of a decline in revenue in talent services mostly offset by an increase in Oracle practice revenues and a reduction in personnel-related expenses.

•
Corporate expenses increased $2.8 million during the current three month period compared to the third quarter of 2014 primarily due to temporary cost increases associated with the implementation of our new operating model.

Interest expense.  Interest expense remained stagnant during the three months ended September 30, 2015, as compared to the third quarter of 2014.

Other expense, net.  Other expense, net decreased $1.5 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This decrease was primarily due to a decrease in foreign currency losses compared to the third quarter of 2014.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(1,200)	$(972)
Foreign	2,406	(19,348)
Total	$1,206	$(20,320)

Income tax expense:
U.S.	$696	$1,070
Foreign	642	(606)
Total	$1,338	$464

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 35%. In the current quarter, Ciber settled an ongoing tax audit in one of the foreign jurisdictions where it operates. The outcome of this audit allowed Ciber to release a portion of its uncertain tax position reserve, which is recognized as a tax benefit in the quarter. This tax benefit offset the ongoing accrual of unrelated uncertain tax positions and return to provision true-ups booked during the quarter. The net effect is that the current quarter tax expense is in line with the normal effective rate.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Results of Operations — Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table and related discussion provide information about our consolidated financial results for the periods and are presented in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2015		2014
	(Dollars in thousands)
Consulting services	$558,790	94.3%	$607,934	94.4%
Other revenue	33,760	5.7	36,029	5.6
Total revenues	$592,550	100.0%	$643,963	100.0%

Gross profit - consulting services	$140,669	25.2%	$150,409	24.7%
Gross profit - other revenue	14,374	42.6	15,570	43.2
Gross profit - total	155,043	26.2	165,979	25.8

SG&A costs	142,726	24.1	157,002	24.4
Amortization of intangible assets	162	—	132	—
Restructuring charges	1,738	0.3	22,650	3.5
Operating income (loss) from continuing operations	10,417	1.8	(13,805)	(2.1)

Interest expense	(1,118)	(0.2)	(1,270)	(0.2)
Other expense, net	(383)	(0.1)	(1,612)	(0.3)

Income (loss) from continuing operations before income taxes	8,916	1.5	(16,687)	(2.6)
Income tax expense	3,679	0.6	5,200	0.8

Net income (loss) from continuing operations	$5,237	0.9%	$(21,887)	(3.4)%

Revenue by segment from continuing operations was as follows:

	Nine Months Ended September 30,
	2015	2014	% change
	(In thousands)
International	$268,819	$329,818	(18.5)%
North America	324,423	314,932	3.0
Other	2,459	1,927	27.6
Inter-segment	(3,151)	(2,714)	n/m
Total revenues	$592,550	$643,963	(8.0)%
_____________
n/m = not meaningful

 Revenues.  For the nine months ended September 30, 2015, total revenues decreased $51.4 million, or 8.0% in U.S. dollars compared to the nine months ended September 30, 2014. On a local currency basis, revenues increased 0.4%, as compared with the nine months ended September 30, 2014. This change is attributable to the following:

•
International revenues decreased $61.0 million, or 18.5%, and decreased 2.0% in local currency during the nine months ended September 30, 2015. Overall, our international revenues were significantly impacted by changes in foreign currency exchange rates. Revenues in Germany improved due to strong performance in our retail vertical and CMS offerings. However, this improvement was more than offset by reduced revenue in the Netherlands and the U.K. due to reduced delivery head count and delays in project-based work, respectively.

•
North America revenues increased $9.5 million, or 3.0% compared to the first nine months of 2014. This increase is primarily a result of improved performance in all of our ISV channels due to several new clients as well as an increased level of work at existing clients. This increase was partially offset by a decline in revenue in our Application Development and Maintenance ("ADM") practice due to reduced levels of work at multiple clients compared to the first nine months of 2014.

Gross Profit.  Gross profit margin improved slightly to 26.2% for the nine months ended September 30, 2015, compared to 25.8% for the same period in 2014. Gross profit margin for our International business increased from 23.8% in the nine months ended September 30, 2014 to 24.7% in the nine months ended September 30, 2015 as increased utilization of our internal resources as well as our subcontractors outweighed increased labor costs. North America gross margin was slightly down for the first nine months of 2015 as compared to the comparable 2014 period as increased margins in certain ISV channels were slightly outweighed by lower margins in our ADM practice.

Selling, general and administrative costs.  Our SG&A costs decreased by $14.3 million, or 9.1% to $142.7 million for the nine months ended September 30, 2015, from $157.0 million for the nine months ended September 30, 2014. International SG&A costs decreased compared to the first nine months of 2014 due to the impact of changes in foreign currency exchange rates and reduced personnel costs. North America SG&A costs were down when compared to the nine months ended September 30, 2014 due to a reduction in personnel expenses. During the first nine months of 2015, our corporate SG&A costs increased as a result of temporary cost increases associated with the implementation of our new operating model, as well as the year-over-year impact of a one-time fringe benefit accrual that was reversed in the first quarter of 2014. These increases in our corporate SG&A costs were mostly offset by a significant reduction in our stock-based compensation expense, which was primarily attributable to our second quarter 2014 management transition.

Operating income.  Our operating income was $10.4 million for the nine months ended September 30, 2015, as compared to a $13.8 million loss for the same period of 2014. This improvement was mainly a result of growth in our North America ISV channels as well as a reduction in SG&A costs in both International and North America.

Operating income from continuing operations by segment was as follows:

	Nine Months Ended September 30,		% change	2015 % of revenue*	2014 % of revenue*
	2015	2014
	(In thousands)
International	$16,194	$11,877	36.3%	6.0%	3.6%
North America	30,649	28,011	9.4	9.4	8.9
Other	173	212	(18.4)	7.0	11.0
Corporate expenses	(34,699)	(31,123)	(11.5)	(5.9)	(4.8)
Operating income from continuing operations before amortization and restructuring charges	12,317	8,977	37.2	2.1	1.4
Amortization of intangible assets	(162)	(132)	(22.7)	—	—
Restructuring charges	(1,738)	(22,650)	92.3	(0.3)	(3.5)
Total operating income (loss) from continuing operations	$10,417	$(13,805)	175.5%	1.8%	(2.1)%

*International, North America and Other calculated as a % of their respective revenue. All other items are calculated as a % of total revenue. Column may not total due to rounding.

•
International operating income increased to $16.2 million for the nine months ended September 30, 2015, compared to $11.9 million for the comparable period in 2014. This is primarily due to reduced personnel-related SG&A costs.

•
North America operating income increased $2.6 million, or 9.4%, compared to the first nine months of 2014. This increase was mainly a result of increased revenue from all of our ISV channels as well as a reduction in personnel-related SG&A costs. However, these improvements were somewhat offset by lower revenues and margins in our ADM practice.

•
Corporate expenses increased $3.6 million during the current nine month period which was primarily related to temporary cost increases associated with the implementation of our new operating model, as well as the year-over-year impact of a one-time fringe benefit accrual that was reversed in the first quarter of 2014. These increases in our corporate SG&A costs were mostly offset by a significant reduction in our stock-based compensation expense, which was primarily a result of our second quarter 2014 management transition.

Interest expense.  Interest expense decreased $0.2 million for the nine months ended September 30, 2015, compared to the same period of 2014 due to the capitalization of interest associated with an asset purchase that began in the fourth quarter of

2014 as well as decreased interest expense associated with the purchase of the noncontrolling interest of one of our foreign subsidiaries (see Note 1 to our Consolidated Financial Statements for more information on this purchase). These decreases in interest expense were partly offset by higher average borrowings in the nine months ended September 30, 2015, compared to the comparable 2014 period.

Other expense, net.  Other expense, net was $0.4 million for the nine months ended September 30, 2015, compared to $1.6 million for the nine months ended September 30, 2014. This change was due to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$1,982	$(2,061)
Foreign	6,934	(14,626)
Total	$8,916	$(16,687)

Income tax expense:
U.S.	$2,037	$3,121
Foreign	1,642	2,079
Total	$3,679	$5,200

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 21% to 35%, year to date. The foreign tax expense was on the lower end of this range primarily as a result of the current mix of income and losses across jurisdictions, with a significant portion of income being earned in jurisdictions where it is offset by the utilization of loss carryforwards that have a full valuation allowance recorded against them, and the benefit recognized by releasing a portion of our uncertain tax position reserve due to the settlement of an ongoing tax audit in the third quarter.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Liquidity and Capital Resources

At September 30, 2015, we had $109.6 million in working capital, which represented an increase from $85.1 million at December 31, 2014.  Our current ratio was 2.0:1 at September 30, 2015, compared to 1.5:1 at December 31, 2014.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. In addition, we could seek to raise additional funds through public or private debt or equity financings, if required, though we make no assumptions that we could raise additional capital on acceptable terms, or at all. We believe that our cash and cash equivalents, our expected operating cash flow and our available debt capacity under our credit facility will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $18.2 million at September 30, 2015, compared to $45.9 million at December 31, 2014. Our domestic cash balances are generally used to reduce our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. Our credit agreement also provides for foreign borrowings, if needed. We have not provided for additional U.S. income taxes on the undistributed earnings of foreign subsidiaries that qualify for the indefinite reinvestment exception, where we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. While most of our foreign earnings qualify, we have provided for additional U.S. income taxes on foreign earnings that do not meet the requirements of the indefinite reinvestment exception. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $0.8 million during the nine months ended September 30, 2015. Total cash outlays associated with the plan will be approximately $14 million, of which $13 million has been paid to date.

We had cash outlays of approximately $12.3 million during the nine months ended September 30, 2015, related to our 2014 restructuring plan. Total cash outlays associated with the plan will be approximately $26 million, $20 million of which has been paid to date.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(31,891)	$(28,085)
Investing activities	(6,288)	(8,712)
Financing activities	11,984	14,841
Net cash used in continuing operations	(26,195)	(21,956)

Cash used in operating activities — discontinued operations	(512)	(481)
Net cash used in discontinued operations:	(512)	(481)
Effect of foreign exchange rate changes on cash and cash equivalents	(998)	(1,029)
Net decrease in cash and cash equivalents	$(27,705)	$(23,466)

Operating activities.  Cash used in operating activities from continuing operations was $31.9 million during the nine months ended September 30, 2015, compared with $28.1 million for the nine months ended September 30, 2014. An increase in normal short-term working capital items, particularly from a decrease in accrued liabilities, contributed to the increase in cash used in operating activities from continuing operations during the current nine month period as compared to the same period of the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $13.1 million for restructuring-related costs in the first nine months of 2015 compared to $7.7 million in the first nine months of 2014. In 2015, these costs were related to severance expense, primarily in our International segment, professional fees, and real estate-related costs. In 2014, restructuring costs were related to severance expense, primarily in our International segment.  During the nine months ended September 30, 2015, and 2014, our domestic operations used $27.6 million and $14.9 million, respectively, of cash from continuing operations while our International operations used $3.7 million and $13.2 million, respectively, during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the middle part of the year with improvements in the later portion of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

Changes in accounts receivable can have a significant impact on our cash flow.  Items that can affect our cash flow from accounts receivable include: contractual payment terms, client payment patterns (including approval or processing delays and cash management), client mix (public vs. private), fluctuations in the level of IT product sales and the effectiveness of our collection efforts. Many of the individual reasons are outside of our control and, as a result, it is normal for cash flow from accounts receivable to fluctuate from period to period, affecting our liquidity. Consistent with the nature of our business, we periodically resolve disputes with clients who challenge amounts owed to Ciber based on their interpretation of contractual provisions or their perception of the status of work performed. Appropriate reserves against disputed balances are taken when management concludes it is probable that disputed amounts will not be paid.

Total accounts receivable decreased to $172.1 million at September 30, 2015, from $173.5 million at December 31, 2014.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 67 days at September 30, 2015, from 57 days at December 31, 2014, an increase of 10 days, compared with DSO of 64 days at September 30, 2014, and 59 days at December 31, 2013, an increase of 5 days. We experienced increased DSO both in North America and International in the first three quarters of 2015. This DSO increase is a result of decreased collections and increased unbilled receivables associated with fixed price projects.

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

Investing activities.  Spending on property and equipment decreased to $6.3 million during the nine months ended September 30, 2015, from $7.9 million in the same period of 2014. Our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the nine months ended September 30, 2015, we had net borrowings on our ABL Facility of $18.7 million, compared with $13.1 million for the nine months ended September 30, 2014. We had insignificant net cash inflow and $1.7 million net cash inflow for the first nine months of 2015 and 2014, respectively, for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding. In the first nine months of 2015 we also purchased $1.7 million of treasury stock under our publicly announced buyback plan. In the second quarter of 2015 we made $5.0 million in payments on the purchase of the noncontrolling interest of one of our foreign subsidiaries. (See Note 1 to our Consolidated Financial Statements for more information.)

Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $50.3 million at September 30, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of September 30, 2015, we had $30.0 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility at September 30, 2015, although there are a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. We were in compliance with all such covenants at September 30, 2015.

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

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days. None of the above scenarios were applicable during the third quarter of 2015 and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

As of September 30, 2015, Ciber’s ABL Facility with Wells Fargo Bank, N.A. stated that Wells Fargo Bank, N.A. would take dominion over our U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo would continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on our balance sheet. At September 30, 2015, we had $0.6 million of borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

On October 27, 2015, Ciber amended its ABL Facility with Wells Fargo Bank, N.A.  The amendment governs a trigger date under which Wells Fargo will take dominion of Ciber’s U.S. cash and cash receipts and automatically apply such amounts to the ABL Facility on a daily basis.  The trigger date is any date of which (a) an event of default has occurred and is continuing or (b) Ciber fails to maintain excess availability of at least the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments at any time.  Wells Fargo will continue to exercise dominion over our U.S. cash and cash receipts until (a) no event of default is continuing and (b) excess availability has equaled or exceeded the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments under the ABL Facility for 30 consecutive days.

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

We currently have a remaining goodwill balance of $259.3 million at September 30, 2015. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2015, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2014, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As previously reported, we are engaged in legal proceedings in Germany in connection with our acquisition of a controlling interest in Novasoft AG (now known as Ciber AG) in 2004. In August 2006, we completed a buy-out of the remaining minority shareholders of Novasoft. Certain of those former minority shareholders challenged the adequacy of the buy-out consideration by initiating a review by the district court in Mannheim, Germany. The plaintiffs' appeal was rejected in the third quarter of 2015 and Ciber will pay shareholders as prescribed in the buy-out, which was previously accrued.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended September 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate dollar value of shares that may yet be purchased under the plan (3)
July 1 to July 31	41,954	$3.11	—	$8,334,815
August 1 to August 31	4,764	$3.36	—	$8,334,815
September 1 to September 30	75,918	$3.29	—	$8,334,815
Total: July 1 to September 30, 2015	122,636	$3.23	—
(1) Includes 41,954, 4,764 and 75,918 shares purchased in July, August and September, respectively, to satisfy minimum tax withholdings for employee stock plans.
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
		10-K	001-13103	3/5/2009
3.3	Amendment to the Amended and Restated Bylaws of Ciber, Inc., as adopted June 2, 2010	10-Q	001-13103	8/5/2010
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	October 29, 2015	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)