Form 10-K
period 2015-12-31
CIBER INC
filed 2016-02-18
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-13103

Ciber, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-2046833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6312 South Fiddler's Green Circle, Suite 600E, Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 220-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of June 30, 2015, was $249,740,259 based on the closing price of the registrant's Common Stock of $3.45 per share reported on the New York Stock Exchange on such date. For purposes of this disclosure, shares of common stock held by persons holding more than 10% of the outstanding shares of stock and shares owned by officers and directors of the registrant as of June 30, 2015, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conducive of affiliate status for other purposes.
As of February 11, 2016, there were 80,219,009 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Shareholders, which we intend to file no later than April 29, 2016, are incorporated by reference into Part III of this Report.

Ciber, Inc.
Form 10-K

Part I

Disclosure Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts and may include financial projections and estimates and their underlying assumptions, statements regarding plans, objectives, and expectations with respect to future operations, products, and services, and statements regarding future performance of one or more aspects of our business. We intend forward-looking statements to be identified by words such as "anticipate," "believe," "continue," "expect," "estimate," "goal," "intend," "may," "opportunity," "plan," "potential," "project," "seek," "should," "will,"and similar expressions.

Forward-looking statements appear in a number of places in this Form 10-K, and include statements about such matters as:

•
business strategies and other plans and objectives for future operations, including plans for customer growth and retention, market, service and product development and expansion and restructuring of operations;

•	our outlook on our future financial condition or results of operations;

•	our belief that we have sufficient liquidity available to finance our working capital needs through at least the end of 2016;

•	the amount and nature of future capital expenditures and the availability of liquidity and capital resources to fund capital expenditures;

•	anticipated changes in the market for information technology (“IT”) services and spending on IT services by our customers; and

•	anticipated changes in the methods we use, and costs we experience, in marketing, selling and delivering our services.

Although we believe that the expectations reflected in such forward-looking statements are reasonable at the time they are made, you are cautioned that forward-looking information and statements are subject to various risks and uncertainties, many of which are difficult to predict and generally beyond our control. Risks and uncertainties could cause actual results and developments to differ materially from those expressed in, or implied or projected by, forward-looking information and statements provided here or in other disclosures and presentations. Those risks and uncertainties include, but are not limited to, the risks discussed or identified below in a section titled "Risk Factors." As we may update those Risk Factors from time to time, please consult our public filings at www.sec.gov or www.ciber.com. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. Except as required by law, we do not undertake any obligation to update or revise any forward-looking information or statements.

Item 1.  Business

In this Annual Report on Form 10-K, references to "we," "our," "us," "the Company," or "Ciber" refer to Ciber, Inc. and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Overview

Ciber is a leading global information technology (“IT”) services company founded in 1974 with more than 40 years of proven IT experience and a wide range of technology expertise. Ciber has the infrastructure and expertise to deliver IT services on a global scale. Focusing on the client, we implement business strategies that reflect anticipated trends, and take a personalized approach that includes building long-term relationships via the creation of IT solutions for the client. We are committed to delivering quality solutions precisely configured to our clients' needs and achieving the highest level of customer satisfaction and self-assessed customer delight. Our goal is delivering business value to our clients.

The key initiatives of our strategic plan include: (i) focusing on high-value, tightly-defined core offerings with a well-developed portfolio of reusable solution sets; (ii) performing under heightened operational regimes and (iii) customer service.

Expertise and Capabilities:

•
Ciber Services: We go to market with five groups of services that we provide to our clients. We refer to these groups of services as our five business pillars and they include: (i) Independent Software Vendor relationships, or ISVs, (ii) Ciber Managed Services, which we refer to as CMS, (iii) Business Consulting, (iv) Application Development and Management services, or ADM, which includes our Staffing business, and (v) our Software-as-a-Service, or SaaS offering. These pillars have been designed to enhance Ciber’s revenue, margin, industry leadership, cloud adoption, market differentiation and disintermediation.

•
Vertical Markets: Ciber has experience in a wide range of industries, deep domain expertise and customized, in-depth technology solutions and best practices. Our focused offerings align with the needs of Global 2000 blue-chip companies in industries such as discrete manufacturing, retail and consumer products, public sector and education, healthcare and life sciences, energy and utilities, financial services, process manufacturing, and distribution, logistics and transportation.

•
Integrated Global Delivery:  Our global delivery centers in the U.S., India, Germany, Poland, and Vietnam, allow us to globally integrate our delivery network and thus provide solutions onsite, offsite, onshore, near-shore or in a blended combination. Through our global delivery centers we produce repeatable standardized processes that allow us to optimize efficiency, investment and speed to value.

IT Industry Background

The global IT services market is valued at approximately $1 trillion. The IT services landscape applicable to Ciber is valued at approximately $100 billion with an adjacent IT staffing market opportunity valued at approximately $40 billion. Traditional software implementation and ISV projects comprise over half of the Ciber-applicable IT services market, but the industry is shifting to the faster growing cloud and SaaS services. The forecasts cited in the IT Industry Background were derived from analysis performed by Gartner Inc., International Data Corporation, Staffing Industry Analysts and Boston Consulting Group.

Reportable Segments

Ciber operates globally, reporting in two segments: North America and International.  Our Russian operations were closed during the second quarter of 2013. As a result, this business is reported as discontinued operations within our financial statements. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted.

International

In 2015, our International segment represented approximately 45% of our total revenue. Revenues from International were $356.2 million, $441.9 million, and $456.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Our Ciber International segment is organized by country and primarily consists of countries in Western Europe and the Nordic region. The four largest country contributors to our International segment are Germany, the Netherlands, the United Kingdom ("U.K.") and Norway, respectively.

North America

In 2015, our North America segment represented approximately 55% of our total revenue. Revenues from North America were $432.2 million, $422.7 million, and $423.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Our North America segment is organized into service offerings as described below.

Services

Our International and North America segments operate to harmonize our service offerings across both segments and provide consistent quality services to our global clients. The groups of services that comprise our five business pillars include:

1. Independent Software Vendor Relationships/Channel Partner Platforms

We have long-standing relationships with leading providers of enterprise applications. We provide expert project management, application and technical consulting, and database administration for both implementation projects and managed-services engagements, working with our clients to help them avail themselves of state-of-the-art technologies. Our consulting solutions include enterprise application strategy and project planning, systems implementation and integration, training and change management and application management. Our solutions are designed to provide customers with higher productivity, lower costs, and accelerated return on investment. The following are examples of our mutually beneficial relationships with IT software providers:

SAP: Ciber has been a committed SAP partner for more than 25 years. As an SAP Gold Partner, we help customers leverage technology investment, and transform their businesses to deliver the results their customers, employees and business partners demand. Ciber consultants have the skills and experience to guide our customers with their implementation and operation of SAP systems globally, from system design and implementation, through integration, to Cloud, Hosting and Application Managed Services.

Ciber covers a broad cross-section of the SAP application portfolio, including Applications, Analytics, Database, Mobile and Cloud solutions, including SAP Hana and S/4, where Ciber is an early adopter - not only implementing solutions like SAP hybris and SAP SuccessFactors at clients sites worldwide, but internally implementing SAP Simple Finance and SuccessFactors to run our own global business.  Our extensive experience with SAP solutions has led to long-term relationships and large scale projects across the US and Europe, with industry-specific experience in such diverse industries as retail and consumer products, discrete manufacturing, healthcare and life sciences, energy and utilities, and process manufacturing.  We also provide a proprietary solution - available as either software or SaaS - for Governance, Risk and Compliance: Ciber Compliance Suite - which helps SAP customers monitor the usage of their SAP systems; define, deliver and test user roles; and provision system access and produce compliant regulatory reports.

Oracle: Ciber is an Oracle Platinum Partner and offers a variety of traditional and cloud-based services. We are a business process outsourcer for Oracle which enables us to provide business services and Oracle software on a subscription basis in a hosted managed services environment. We have expertise in helping clients implement, upgrade, and maintain Oracle's E-Business Suite, PeopleSoft, Hyperion and Cloud product lines. Since 1990, we have helped clients across the globe leverage their Oracle applications to improve business processes, reduce costs, and provide better support for management decision-making. We are Oracle's premier partner in higher education, a lead partner in the public sector, and an emerging partner in healthcare.

Infor: Ciber was named the Infor Partner of the Year in both 2014 and 2015. Since 1995, Ciber has been an Infor (formally Lawson) alliance partner providing services for a variety of industries including healthcare and life sciences, public sector and education, discrete manufacturing, retail and consumer products, and process manufacturing. Our global solutions include: full ERP implementation and upgrade services, human capital management and talent management implementation services, cloud and managed services, business intelligence and integration services, among others.

Microsoft: Ciber and Microsoft have been global partners since 1996. During that time we have been recognized as a Global Dynamics Partner, a Public Sector Global Partner of the Year, a UK Dynamics Partner of the Year, and a Microsoft Inner Circle Partner. Ciber is also enrolled in the European Industry Partner Program for Financial Services. While we work with Microsoft clients in many industries, we specialize in financial services (Banking, Wealth Management and Insurance) and Public Sector/Not-for-Profit.

Our typical Microsoft customers have very sophisticated needs and requirements and therefore our solutions require a broad spectrum of expertise. While we focus on Microsoft Dynamics CRM in our Applications business (and are recognized in the UK as an expert in Microsoft xRM/CRM solutions), Microsoft .NET development in our ADM business, and we resell Microsoft Azure in our Technology Solutions business unit, we also support Office 365, Sharepoint, Yammer, Lync, Dynamics AX, and SQL development.

2. Managed Services

Managed services are the core of Ciber's business. Today many companies selectively outsource some level of IT functionality because Managed Services is a proven way to reduce and control operating costs, improve company focus and gain access to world-class IT capabilities. We partner with clients to become a single source of accountability for building, deployment, and operation of IT solutions so that they can focus on business innovation.

We work with clients utilizing a highly industrialized support concept to optimize their IT environment. We guide them through the jungle of innovations, allowing them to invest in high value opportunities to drive their success.

Ciber Managed Services has extensive knowledge in custom application development, maintenance and enhancement of ISV applications, and functional and technical application management. We have the knowledge and strategic expertise to help clients shift to the cloud, integrate cloud and on-premise applications and manage complex application environments.

3. Business Consulting

Our business consulting offering helps clients transform their business by offering expertise in IT strategy, enterprise architecture and vertical business processes. Ciber’s business consulting services are comprised of Enterprise Application Consultancy, IT Strategy Consultancy and Business Process Consultancy - all focused on modernization of business processes, IT strategy, and enterprise architecture. Enterprise Application Consultancy focuses on modernization of IT environments, including cloud, mobility, customer experience and enterprise information management. IT Strategy Consultancy helps businesses choose the right IT strategy by creating a joint business and IT roadmap and managing the modernization within the organization. Business Process Consultancy helps businesses become more agile, aware and intelligent. As a result, businesses can quickly respond to changing market demands and make more informed business decisions.

4. Application Development and Management/Staffing

Application Development and Management include two sets of offerings that target client-specific project needs; application management and staffing.

Ciber was founded as an IT staffing business and more than 40 years later it remains a sizable portion of our revenue. We support IT services needs across the full demand spectrum in a variety of technologies and disciplines. Our staffing services cover the full software development lifecycle as well as steady-state operations. We excel in program and project management, business analysis, software and system design, and testing and implementation. Within IT staffing, our transformational talent model accelerates business change through effective talent identification, implementation, and rescaling as we help our partners shift their labor pyramid mix to become more competitive as it relates to talent, capabilities and cost.

Ciber's ADM services provide analysis, design, development, testing and quality assurance, implementation, and maintenance of our client's business applications, and addresses the full lifecycle of application management and strategy. We offer services focusing on digital marketing, application development and enterprise modernization. Ciber’s ADM services are integrated with our business consulting, talent transformation services, and staffing services.  Ciber’s model of proximity, nearshore, and offshore delivery provides the scale and cost of remote delivery centers while also providing intimate business knowledge and client focus.

5. Software-as-a-Service

Our Software-as-a-Service business will offer solutions based on market-differentiated IP owned by Ciber. The focus of this practice is a platform for application modernization called Ciber Momentum™. Application modernization is a growing priority in the global applications market, driven by the speed at which organizations are adopting cloud solutions. A major barrier to cloud adoption is the modernization of legacy applications, which deny companies the beneficial costs, delivery, speed and operating models associated with cloud. Our goal with Ciber Momentum™ is to accelerate application transformation, re-architecting legacy applications into cloud-ready business solutions that will meet the needs of social and mobile users.

Ciber has established mutually beneficial partnerships with CA Technologies and WhiteHat Security that we believe will help organizations reduce costs, improve productivity, and manage risk as they accelerate application modernization to transform their operating models.

The above five business pillars represent our key service offerings. However, we also offer IT services for other emerging technologies.

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

Clients

Our current clients range from large corporations listed in the Fortune 100 to middle-market clients. These entities include businesses in most major industries. We also serve government entities in both North America and International.  These organizations use significant portions of their IT budgets to partner with outside firms which enable them to achieve their business and IT objectives.  We serve industries that include: manufacturing, retail, education, healthcare and life sciences, energy and utilities, financial services, and the public sector.

Certain clients account for a significant portion of our revenue.  While no specific client accounts for over 10% of our consolidated revenues, our five largest clients accounted for approximately 19% of our consolidated revenues in 2015.

Client satisfaction is one of our top priorities. It allows us to develop sustainable client relationships, and as a result, business success.

Competition

The IT services industry is highly competitive and characterized by continuous change in customer requirements and improvements in technologies.  Our competition varies significantly by geography, as well as by the type of service provided and the vertical market.  We believe our competitors include many smaller, emerging, local companies in the markets in which we operate, as well as the service divisions of various software developers. In addition, we compete with larger multi-national companies including Accenture plc, Adecco S.A., Atos, Capgemini, Cognizant Technology Solutions Corp, Infosys Technologies Limited, On Assignment Inc., Perficient, Inc., and Wipro, among others.

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

•
Long-term Client Relationships - Ciber has been in business since 1974. We regularly achieve high client satisfaction and have great success renewing client relationships. In fact, our very first client remains one of our top five clients today in terms of annual revenue. We provide a variety of services in multiple locations for this global client. This relationship exemplifies the kind of long-term commitment and close proximity that we have with our clients and speaks to the quality and breadth of the services that we provide. We are nimble to adapt to our clients' rapidly changing needs as a result of our wide range of services. Because of our long-term client relationships, we are highly referenced in the verticals and practices in which we do business.

•
Global Presence - Through One Ciber, our globalization initiative, we are expanding our practices worldwide, and employing the thought leadership and IP of our consultants to make it accessible to our clients everywhere. We believe Ciber combines the best of global reach with local presence through onshore, near-shore and offshore centers of excellence. When combined with local account management and long-standing client relationships, we are able to provide our clients with flexible, agile service delivery that speeds their time to value for technology investments.

•
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

Employees

As of December 31, 2015, we had approximately 6,000 employees, including billable employees and support staff.  We routinely supplement our employee consulting staff with the use of subcontractors, which totaled approximately 700 at December 31, 2015, most of which are from other services firms. Between Ciber employees and subcontractors, we had approximately 5,600 billable consultants at December 31, 2015.  None of our employees are subject to a collective bargaining arrangement or represented by a union. We have experienced no employee generated work stoppages or disruption and consider our employee relations to be good. We have employment agreements with our executive officers and certain other employees.

Seasonality

We experience a moderate amount of seasonality.  Typically, our billable hours, which directly affect our revenue and profitability, decrease in the second half of the year, especially during the third quarter for our International segment and the fourth quarter for our North America segment, due to client imposed slowdowns and the large number of holidays that occur at these times.  As a result, our operating income as a percentage of total revenue is generally the lowest in the third quarter of each calendar year for our International segment and the fourth quarter of each calendar year for our North America segment.

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

Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0300. The foregoing website addresses are provided as inactive textual reference only. The information provided on our website (or any other website referenced in this report) is not part of this report and is not incorporated by reference as part of this report.

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

Our results of operations may be adversely affected if we are unable to continue to evolve our business model, develop and release our new offerings or other new or enhanced products and services within the anticipated time frames, refine our existing offerings, improve efficiency, and execute on these key elements of our strategic plan or our strategic plan proves to be less successful than anticipated.
If we fail to properly analyze and classify the needs of our clients to meet next-generation market opportunities and continue to evolve our business model, develop and release our new offerings or other new or enhanced products and services within the anticipated time frames, or refine our existing offerings, we may not be able to achieve our desired client retention and growth objectives and, as a consequence, our financial performance may be negatively impacted. If we are unable to instill the appropriate operational regimes and delivery methods to increase our overall efficiency and cost effectiveness, we may not be able to increase our profitability, improve our cash flow, and strengthen our balance sheet. If we are unable to successfully execute any or all of the initiatives of our strategic plan to implement our planned strategic shift in our business model, our revenues, operating results, and profitability may be adversely affected. Even if we successfully implement our strategic plan, we cannot guarantee that our plan will be successful and that our revenues, operating results, and profitability will improve to the levels we anticipate, or at all.

Our results of operations could be adversely affected by volatile, uncertain or negative economic conditions and the effects of these conditions on our clients' businesses.
Our clients' businesses and the markets they serve are impacted by global macroeconomic conditions. Developments, such as the instability and recent recessions in the United States and Europe and the inflationary risks associated with higher oil and gas and other commodity prices, along with other developments, may have an adverse effect on our client's businesses and, consequently, on our revenue growth and profitability.

     Volatile, uncertain or negative economic conditions in the markets we serve have undermined and could continue to erode business confidence and cause our clients to defer or reduce their spending on new technology initiatives or terminate existing contracts, which has and would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in either case, for an extended period of time. Changing economic growth patterns and conditions has affected and may in the future affect demand for our services. Weakening demand could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects us in a number of other ways, including making it more difficult to effectively build our revenue and resource plans, particularly in consulting, and to accurately forecast client demand beyond the immediate term. This could result in, among other things, us not having the level of appropriate personnel where they are needed or having to use involuntary terminations, as we recently have done, as means to keep our supply of skills and resources in balance.

Economic volatility and uncertainty is particularly challenging because the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations over a period of time and the impacts may not be immediate. Differing demand patterns from economic volatility and uncertainty could have a significant negative impact on our business.

A data security or privacy breach could adversely affect our business.
The protection of client, employee, and company data is critical to our reputation and the success of our business. Our clients have a high expectation that we will adequately protect their confidential information. In addition, the regulatory environment surrounding cybersecurity and privacy is increasingly demanding with new and constantly changing requirements and third-party efforts to breach systems are increasing in frequency and sophistication. Protection of confidential client, employee, and Company data, along with compliance in the constantly changing regulatory environment may add expenses to our business operations. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through a third party system breach, systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in system disruptions, negative publicity, legal liability, monetary damages, and damage to our reputation.

Our results of operations could be adversely affected if the market for IT services and solutions fluctuates or does not continue to grow.
Fluctuations in our customers’ needs, changes in our customers’ industries, lack of client acceptance, uncertainty of global economic conditions or weakening economic conditions, competing technologies and services or reductions in corporate spending could cause the market for IT services and solutions to grow more slowly or could reduce demand for our services and solutions. For example, economic conditions have impacted some of our customers’ operations and technology spending and have caused some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms or otherwise exert pricing pressure on us, to delay payments due to us and, as occurred with several clients, to enter into bankruptcy or liquidation. Our customer's deployment time frames may vary based on the applications being deployed, the complexity and scale of the the customers' businesses, the configuration requirements, and other factors, many of which are beyond our control. Delayed and reduced demand for IT services have also resulted in reductions in the growth of new business and led to increased price competition for our offerings and increased the likelihood of entering into contracts that produce lower profit margins, which may materially adversely affect our revenues, results of operations and financial condition.

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

Our success depends on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our products, services and solutions may not be successful in the marketplace, or there may be a delay in market acceptance of new, enhanced or acquired products or services. In addition, services, solutions and technologies developed by current or future competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could adversely affect our ability to obtain and successfully complete client engagements.

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

We operate in a highly competitive industry that includes a large number of diverse participants. We currently compete principally with other IT professional services firms and technology vendors, including a variety of large multinational providers and large offshore service providers that offer some or all of the services that we offer, as well as many niche solution or service providers that compete with us in a specific geographic market, industry segment or service area. As we continue to implement our strategic plan, we will also face competition from legacy vendors and custom-built software vendors and from vendors of specific applications. Many of the companies in our industry have significantly greater financial, technical, offshore and marketing resources than we do. In addition, a client may choose to use its own resources rather than to engage an outside firm for the type of products or services that we can provide. We may be unable to compete successfully with current or future competitors, and our revenue and profitability may be adversely affected. Additionally, some of our competitors, particularly those located outside of the U.S. and Western Europe in regions with lower costs of doing business, may be able to provide solutions and services to clients at lower costs or on more attractive terms. Increased competition has, and may continue to, put downward pressure on the prices we can charge for our services or products. In particular, one key element of our ability to improve our profitability in the face of these trends is our ability to implement and leverage a global workforce, deploying lower-cost resources to provide quality work at higher margins. If we are not able to cost-effectively integrate our global workforce in services delivery, we may not be able to compete effectively, or maintain or improve our profitability.

Our revenues, operating results, and profitability may vary from quarter to quarter and may result in increased volatility in the price of our stock.
Our quarterly revenues, operating results, and profitability have varied significantly in the past and may continue to do so, which can create volatility in the price of our common stock. In addition, our relatively low average daily trading volume can greatly impact our stock price on a daily basis. Factors that have caused and may continue to cause variations in our revenues, operating results, and profitability include:

•	the business decisions of our clients regarding the use of our services;

•	the stage of completion of existing projects and/or their termination;

•
our ability to continue to evolve our business model, develop and release our new offerings or other new or enhanced products and services within the anticipated time frames or refine our existing offerings;

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

Our business could be adversely affected if our clients are not satisfied with our offerings or services, and we could face damage to our financial results, professional reputation and/or incur legal liability.
Our business has historically been as a professional services firm, and as a result, we have depended largely on our relationships with our clients and our reputation for high quality professional services and integrity to attract and retain clients. In addition, we depend heavily on a limited number of clients. While no specific client accounts for over 10% of our consolidated revenues, our 5 largest clients accounted for approximately 19% of our revenues in 2015. Additionally, many of our engagements involve projects that are critical to the operations of our clients' businesses and many involve the protection of confidential client information. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, or if a data security breach occurs, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client or other clients. Clients that are not satisfied may also seek to terminate contracts with us prematurely, potentially resulting in additional costs and loss of expected revenues. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients. If we do not meet our contractual obligations to a client, we could be subject to legal liability. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions. In addition, we may enter into agreements with little or no liability protection because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. As a result, we may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not fulfill our obligations, we could face legal liability. In addition, if we were to fail to properly deliver on a project, we may not be able to collect any related accounts receivable or could even be required to refund amounts paid by the client.

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

We rely on third-parties to perform some of our services to our customers, which if not performed to our standards, could cause significant disruption to our business and harm our reputation.
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
We rely on a few customers for a large portion of our revenues.
Our five largest customers generated approximately 19% of our revenues for the year ended December 31, 2015. The volume of work performed for specific customers often varies from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business and results of operations.

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

Our international operations expose us to additional risks, including fluctuations in foreign currency exchange rates, which could have adverse effects on our business and operating results.

Our operations outside of the US represented just under half of our revenues in 2015. Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

We have experienced and may continue to experience material impacts to revenues and earnings due to fluctuations in foreign currency rates, and in addition, these impacts may cause material fluctuations in our revenues and earnings from period to period. Significant strengthening or weakening of the U.S. dollar against currencies like the British Pound and the Euro may materially impact our revenue and profits. As we continue to expand our presence in India, we will have increased exposure to fluctuations between the Indian Rupee and the U.S. dollar. In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses. These types of events are difficult to predict and may recur.

Our credit facility limits our operational and financial flexibility, and in addition we may require substantial additional capital to support our business, and this capital may not be available to us on acceptable terms, if at all.

We have an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time determined based on a valuation of our eligible accounts receivable. As of December 31, 2015, we had $33.5 million of borrowings outstanding under our revolving line of credit. Any borrowings we make under our credit facility are secured by liens on substantially all of our assets.

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

In addition, we may require additional capital to support our business, including our need to develop new services and products, enhance our operating infrastructure or acquire complementary businesses and technologies. In the event we desire to obtain additional funding, we may not be able to secure additional equity or debt financing on favorable terms, if at all. If we are unable to obtain additional capital on terms acceptable to us when needed, we may not be able to pursue our growth strategy, and our business and operating results could suffer.

We are committing resources to new products and offerings and our profitability could be reduced if our business does not grow proportionately.
We have committed resources and invested infrastructure to develop and market our Ciber Momentum application transformation technology. This success of this component of our business strategy depends on many factors. We have experienced long product development cycles in the past and we may experience delays in the future. Although we anticipate developing our modernization business under our strategic plan, if we are unable to grow our business and revenues to sufficiently offset these investments, or on the time frame we anticipate, our profitability could be reduced.

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

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of numerous acquisitions.  At December 31, 2015, the carrying value of our goodwill was $256.7 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and do so during the second quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for goodwill impairment include, but are not limited to, financial performance indicators such as negative or declining cash flows or a decline in actual or planned revenue or earnings and a sustained decrease in share price.  Our cash flow estimates involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

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

In 2015, approximately 13% of our total revenue was from public sector clients, including state, local, and foreign governments and agencies.  Such programs can be modified or amended at any time by acts of the governments or agencies involved. Moreover, a number of state and local governments and agencies are suffering from significant budget shortfalls, which may result in curtailment of spending on consulting and technology services. Many contracts with public sector clients contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. Among other things, governments may cancel multi-year contracts if funds become unavailable during the term of the engagement. Cancellation or reduction in price or scope could limit our ability to recover incurred costs, reimbursable expenses and profits on work completed prior to the termination. If insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

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

Provisions in our certificate of incorporation and bylaws and provisions under Delaware law may discourage unsolicited takeover proposals.
Provisions in our certificate of incorporation, as amended, and in our amended and restated bylaws, and Delaware General Corporate Law (the "DGCL"), may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions include:

•	authority of the board of directors, without further action by the shareholders, to fix the rights and preferences, and issue shares of preferred stock;

•	the classification of our board of directors, which prevents a change of control of our board of directors at a single meeting of shareholders;

•	shareholders must comply with advance notice requirements before raising a matter at a meeting of shareholders or nominating a director for election; and

•	provisions in the DGCL preventing shareholders from engaging in business combinations with us, subject to certain exceptions.
These provisions could also discourage bids for our common stock at a premium as well as create a downward pricing pressures on the market price of our common stock.
Institutional shareholders hold a significant amount of our common stock and these shareholders may have conflicts of interests with the interests of our other shareholders and may vote their shares in a way that is adverse to the interests of our other shareholders.
Institutional investors own or control approximately 78% of the voting power of our common stock. The interests of these institutional shareholders may differ from our other shareholders in material respects. As an example, these institutional investors may have an interest in our pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments in Ciber, even though such transactions might involve risks to other shareholders. These institutional shareholders, or their affiliates may be in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with our business or our customers or suppliers. These investors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us, which could materially differ from the interests of our other shareholders.

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

Issues arising during the implementation of our Enterprise Resource Planning system could adversely affect our business and results of operations.

During mid-2016, we anticipate implementing an Enterprise Resource Planning ("ERP") system to support our future growth plan and to integrate significant processes. Implementing an ERP system on a widespread basis involves extensive organizational training and significant changes in business processes. In connection with the implementation, we may experience temporary information technology and business disruptions that could adversely affect our business and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During 2015, we moved our principal corporate office from 6363 South Fiddler's Green Circle, Suite 1400, Greenwood Village, Colorado, 80111 to 6312 South Fiddler's Green Circle, Suite 600E, Greenwood Village, Colorado, 80111, where our corporate headquarters and other Colorado operations occupy office space under a lease that expires in December 2025.  Generally, we provide our services at client locations and therefore, our office locations are primarily used for sales and other administrative functions.

At December 31, 2015, we had lease obligations for approximately 435,000 square feet of office space in 43 locations. Approximately 30,000 square feet of these lease obligations was either subleased or available for sublease as of December 31, 2015. We believe our facilities are adequate for our current level of operations.

Item 3.  Legal Proceedings

We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Proceedings in the federal appellate courts concluded in January 2015 with the matter remanded back to state court. Ciber is vigorously defending the allegations. Based on information known to us, we have established a reserve that we believe represents a reasonably possible estimate of the loss. We are unable to predict the outcome of this litigation.
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

	2015		2014
	Price Range		Price Range
	Low	High	Low	High
First Quarter	3.00	4.21	3.59	4.91
Second Quarter	3.29	4.15	4.10	5.09
Third Quarter	3.03	3.57	3.31	5.05
Fourth Quarter	3.08	3.90	2.84	3.67

On February 11, 2016, the closing price of our common stock on the NYSE was $2.70 and there were 2,335 registered shareholders of record.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table sets forth information concerning our repurchases of Ciber common stock for the fourth quarter ended December 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate dollar value of shares that may yet be purchased under the plan (3)
October 1 to October 31	34,464	$3.68	—	$8,334,815
November 1 to November 30	5,354	$3.52	—	$8,334,815
December 1 to December 31	76,284	$3.48	—	$8,334,815
Total: October 1 through December 31	116,102	$3.54	—
(1) Includes 34,464, 5,354 and 76,284 shares purchased in October, November and December, respectively, to satisfy minimum tax withholdings for employee stock plans.
(2) On December 15, 2014, we announced a plan to buyback up to $10 million of shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place.

(3) As of the last day of each month.

Comparative Stock Performance

The following performance graph compares the yearly percentage change in the cumulative total stockholder return on Ciber’s common stock with (i) the cumulative total return on the Standard and Poor's 500 Index and (ii) a self-determined peer group of other public companies primarily engaged in the IT services industry, for the period commencing January 1, 2010 and ending December 31, 2015 (the last day of Ciber's most recently completed fiscal year). The comparison assumes $100 was invested on January 1, 2010 in Ciber’s common stock and in the S&P 500 and in the peer group, and further assumes the reinvestment of dividends. The peer group is comprised of Accenture plc, Cognizant Technology Solutions Corp., Hackett Group Inc., Infosys Ltd and Perficient Inc. Prior to fiscal 2015, we included Sapient Corp. ("Sapient") in our peer group, however, Sapient has been removed from our peer group because it was acquired by another entity in 2015 and no longer has publicly-traded equity securities.

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2016 S&P, a division of McGraw Hill Financial. All Rights Reserved

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

	As of and for the Year Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012 (1)	2011 (2)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$786,955	$863,607	$877,293	$865,597	$888,386
Gross profit	204,142	222,666	223,057	223,478	224,299
Selling, general and administrative expenses	188,415	206,040	205,615	202,185	216,867
Goodwill impairment	—	—	—	—	16,300
Restructuring charge	3,644	26,232	16,923	7,981	—
Operating income (loss) from continuing operations	11,751	(9,798)	519	12,668	(10,402)
Net income (loss) from continuing operations	3,592	(18,757)	(7,607)	(4,073)	(52,351)
Loss from discontinued operations, net of income tax	(282)	(792)	(6,924)	(10,009)	(14,881)
Net income (loss) attributable to Ciber, Inc.	$3,302	$(19,604)	$(14,520)	$(14,627)	$(67,261)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.04	$(0.24)	$(0.10)	$(0.06)	$(0.73)
Discontinued operations	—	(0.01)	(0.09)	(0.14)	(0.21)
Basic earnings (loss) per share attributable to Ciber, Inc.	$0.04	$(0.25)	$(0.19)	$(0.20)	$(0.94)

Weighted Average Shares Outstanding (Basic)	79,085	77,593	74,846	73,166	71,831
Weighted Average Shares Outstanding (Diluted)	79,918	77,593	74,846	73,166	71,831

Balance Sheet Data:
Working capital	$105,916	$85,104	$85,928	$105,468	$92,818
Total assets	502,271	533,943	557,818	580,471	625,070
Long-term debt, net, current portion	—	—	53	6,337	25,571
Long-term debt, net, non-current portion	32,680	10,062	—	19,790	41,380
Total shareholders' equity	$319,897	$326,076	$353,058	$358,953	$357,007

Shares outstanding, net of treasury	80,025	78,697	75,785	73,779	72,568
(1) During 2015, 2014, 2013 and 2012 we incurred restructuring charges of $3.6 million, $26.2 million, $16.9 million and $8.0 million, respectively. Please Refer to Note 15 to our consolidated financial statements for additional information on our restructuring plans.

(2) During the second quarter of 2011 we recorded goodwill impairment charges of $16.3 million to write-down the goodwill associated with certain segments in our continuing operations. The goodwill impairment charge in our results from continuing operations resulted in a $4.5 million deferred tax benefit in the second quarter of 2011. Additionally, during the second quarter of 2011, we incurred a $29.1 million non-cash charge related to a valuation allowance recorded against our United States deferred tax assets. For more information about the goodwill impairment charges and the deferred tax asset valuation allowance, please refer to Note 7 and Note 12, respectively.

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

Business and Industry Overview

Ciber is a leading global information technology (“IT”) services company founded in 1974 with more than 40 years of proven IT experience and a wide range of technology expertise. Ciber has the infrastructure and expertise to deliver IT services on a global scale. Focusing on the client, we take a personalized approach that includes building long-term relationships via the creation of IT solutions for the client, and implementing business strategies that reflect anticipated trends. We are committed to delivering quality solutions precisely configured to our clients' needs and achieving the highest level of customer satisfaction and self-assessed customer delight. Our goal is delivering business value to our clients.

Ciber operates globally, reporting in two segments: North America and International.  Our Russian operations were closed during the second quarter of 2013. As a result, this business is now reported as discontinued operations within our financial statements and accordingly, our financial statements have been reclassified for all periods presented in this Annual Report on Form 10-K to conform to the current presentation. Additionally, discussions throughout this Annual Report on Form 10-K exclude the discontinued operations, unless otherwise noted.

Our reportable operating segments as of December 31, 2015, consisted of International and North America. Our Ciber International segment is organized by country and primarily consists of countries in Western Europe and the Nordic region. The four largest territories are the Netherlands, Germany, the United Kingdom, and Norway. Our North America segment is organized into service offerings, as described above under the heading, "Business."

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

Selling, general and administrative ("SG&A") costs as a percentage of revenue vary by business segment.  Approximately 60% of our overall SG&A expenses are typically for personnel costs for our operations management, sales and recruiting personnel and administrative staff, as well as our corporate support staff and executive management personnel.  These costs are generally not immediately affected by changes in revenue, however management is constantly evaluating such costs in relation to changes in business conditions. In many foreign countries, short-term personnel actions are prohibited and/

or may require significant payments to such impacted employees. As we bid on larger and longer-term projects, the sales cycle and related sales costs for such opportunities have been increasing.

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

Discontinued Operations

During the second quarter of 2013, we closed our Russian operations and met the criteria for this business to be reported as a discontinued operation. Accordingly, the operations and cash flows were removed from our consolidated operating results. In connection with the substantial liquidation of our Russian investment in the fourth quarter of 2013, we released the related cumulative translation adjustment of approximately $1 million from accumulated other comprehensive income into loss from discontinued operations.

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

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Total revenues	$—	$—	$5,424
Operating expenses	282	792	11,177
Operating loss from discontinued operations	(282)	(792)	(5,753)
Interest and other expense	—	—	1,008
Loss from discontinued operations before income taxes	(282)	(792)	(6,761)
Income tax expense	—	—	211
Loss from discontinued operations, net of income tax	(282)	(792)	(6,972)

Gain on sale	—	—	48
Income tax benefit	—	—	—
Gain on sale, net of income taxes	—	—	48
Total loss from discontinued operations, net of income taxes	$(282)	$(792)	$(6,924)

Restructuring

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and was completed in the fourth quarter of 2015. The actions of this plan impacted approximately 290 people. The total amount of the restructuring charges for the 2014 Plan is approximately $27 million, substantially all of which will be settled in cash. The restructuring expenses were approximately $20 million related to employee severance and related benefits and approximately $7 million related to office closures and other expenses.

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

Results of Operations — Comparison of the Years Ended December 31, 2015 and 2014 - Consolidated

The following tables and related discussion provide information about our consolidated financial results of continuing operations for the periods presented.

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2015		2014
	(Dollars in thousands)
Consulting services	$741,195	94.2%	$812,660	94.1%
Other revenue	45,760	5.8	50,947	5.9
Total revenues	$786,955	100.0%	$863,607	100.0%

Gross profit - consulting services	$184,824	24.9%	$199,936	24.6%
Gross profit - other revenue	19,318	42.2	22,730	44.6
Gross profit - total	204,142	25.9	222,666	25.8

SG&A costs	188,415	23.9	206,040	23.9
Amortization of intangible assets	332	—	192	—
Restructuring charges	3,644	0.5	26,232	3.0
Operating income (loss) from continuing operations	11,751	1.5	(9,798)	(1.1)

Interest expense	(1,582)	(0.2)	(1,639)	(0.2)
Other expense, net	(15)	—	(1,385)	(0.2)

Income (loss) from continuing operations before income taxes	10,154	1.3	(12,822)	(1.5)
Income tax expense	6,562	0.8	5,935	0.7
Net income (loss) from continuing operations	$3,592	0.5%	$(18,757)	(2.2)%
Percentage of revenue columns may not foot due to rounding.

Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2015	2014	% change
	(In thousands)
International	$356,176	$441,943	(19.4)%
North America	432,188	422,680	2.2
Other	3,246	2,703	20.1
Inter-segment	(4,655)	(3,719)	n/m
Total revenues	$786,955	$863,607	(8.9)%
n/m = not meaningful

Revenues.  Total revenues decreased $76.7 million, or 8.9%, for 2015 compared with 2014.  On a local currency basis, revenue decreased 1.1% between the comparable years. This change is attributable to the following:

•
During 2015, International revenues decreased $85.8 million, or 19.4%, overall, and 4.2% in local currency. Overall, our international revenues were significantly impacted by changes in foreign currency exchange rates. Local currency revenues in Germany improved due to strong performance in our retail vertical and CMS offerings. This improvement was more than offset by reduced revenue in the Netherlands due to reduced delivery headcount and in the U.K. due to reduced delivery head count and delays in project-based work.

•
North America revenues increased $9.5 million in 2015, or 2.2%. This increase is primarily a result of improved performance in all of our ISV channels due to several new clients as well as an increased level of work at existing clients. This increase was partially offset by a decline in revenue in our Application Development and Management ("ADM") practice due to reduced levels of work at multiple clients compared to 2014.

Gross Profit.  Gross profit margin improved slightly to 25.9% for the year ended December 31, 2015, compared to 25.8% for the same period in 2014. Gross profit margin for our International business increased to 24.3% in 2015 from 23.8% in 2014 as increased utilization of our internal resources as well as a reduction in the use of subcontractors outweighed increased labor costs. North America gross margin was slightly down for 2015 as compared to 2014 as increased margins in certain ISV channels were slightly outweighed by lower margins in our ADM practice.

Selling, general and administrative costs.  Our SG&A costs decreased $17.7 million, or 8.6%, to $188.4 million for 2015, from $206.0 million for 2014. International SG&A costs decreased compared to 2014 due to the impact of changes in foreign currency exchange rates and reduced personnel costs. North America SG&A costs decreased due to a reduction in personnel expenses. Our corporate SG&A costs increased as a result of temporary cost increases associated with the implementation of our new operating model, as well as the year-over-year impact of a fringe benefit accrual that was reversed in the first quarter of 2014. These increases in our corporate SG&A costs were mostly offset by a significant reduction in our stock-based compensation expense, which was primarily attributable to our second quarter 2014 management transition. SG&A costs as a percentage of revenue were 23.9% both in 2015 and 2014.

Operating income (loss).  We had an operating income from continuing operations of $11.8 million in 2015 compared to operating loss of $9.8 million in 2014. This improvement was mainly a result of the conclusion of our 2014 restructuring plan.

Operating income (loss) from continuing operations by segment was as follows:

	Year Ended December 31,		%	2015 % of	2014 % of
	2015	2014	change	revenue*	revenue*
	(In thousands)
International	$19,782	$19,361	2.2%	5.6%	4.4%
North America	41,326	38,972	6.0	9.6	9.2
Other	161	192	(16.1)	5.0	7.1
Corporate expenses	(45,542)	(41,899)	8.7	(5.8)	(4.9)
Operating income before amortization and restructuring	15,727	16,626	5.4	2.0	1.9
Amortization of intangible assets	(332)	(192)	n/m	—	—
Restructuring charges	(3,644)	(26,232)	(86.1)	(0.5)	(3.0)
Total operating income (loss) from continuing operations	$11,751	$(9,798)	219.9%	1.5%	(1.1)%
n/m = not meaningful
*International, North America and Other calculated as a % of their respective revenue, all other calculated as a % of total revenue. Column may not total due to rounding.

•	International operating income increased to $19.8 million in 2015 from $19.4 million in 2014. This is primarily due to reduced personnel-related SG&A costs.

•
North America operating income increased to $41.3 million in 2015 from $39.0 million in 2014. This increase was mainly a result of increased revenue from all of our ISV channels as well as a reduction in personnel-related SG&A costs. However, these improvements were somewhat offset by lower revenues and margins in our ADM practice.

•
Corporate expenses increased $3.6 million during 2015 compared to 2014 primarily due to temporary cost increases associated with the implementation of our new operating model, as well as the year-over-year impact of a fringe benefit accrual that was reversed in the first quarter of 2014. These increases in our corporate SG&A costs were mostly offset by a significant reduction in our stock-based compensation expense, which was primarily attributable to our second quarter 2014 management transition.

Interest expense.  Interest expense decreased $0.1 million during 2015 compared to 2014 due to the capitalization of interest associated with an asset purchase that began in the fourth quarter of 2014 as well as decreased interest expense associated with the purchase of the noncontrolling interest of one of our foreign subsidiaries. These decreases in interest expense were partly offset by higher borrowings in 2015, compared to 2014.

Other income (expense), net.  Other expense, net was $0.0 million in 2015 compared to other income, net of $1.4 million in 2014. This change was mostly due to foreign exchange gains and losses.

Income taxes.  Our tax expense is significantly impacted by the changes in the amount and the geographic mix of our income and loss. From continuing operations, our income (loss) before income taxes and our income tax expense is as follows:

	Year Ended December 31,
	2015	2014
	(In thousands)
Income (loss) before income taxes:
United States	$2,077	$(1,600)
Foreign	8,077	(11,222)
Total	$10,154	$(12,822)
Income tax expense:
United States	$2,191	$3,956
Foreign	4,371	1,979
Total	$6,562	$5,935

Due to our history of domestic losses, we have a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to tax-basis goodwill amortization. We recorded approximately $2.1 million of related U.S. deferred tax expense in 2015 and expect to record approximately $2.4 million in 2016.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34% in 2015. The foreign tax expense was higher than the normal effective rate as the result of establishing a valuation allowance against the deferred tax assets and cumulative losses of our operations in the United Kingdom and the recognition of reserves for certain tax exposure items. In addition, the difference between the effective tax rate and statutory tax rates resulted from losses in jurisdictions where we received no tax benefit due to a valuation allowance.

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

The following table sets forth certain Consolidated Statement of Operations data in dollars and expressed as a percentage of revenue:

	Year Ended December 31,
	2014		2013
	(Dollars in thousands)
Consulting services	$812,660	94.1%	$830,505	94.7%
Other revenue	50,947	5.9	46,788	5.3
Total revenues	$863,607	100.0%	$877,293	100.0%

Gross profit - consulting services	$199,936	24.6%	$203,734	24.5%
Gross profit - other revenue	22,730	44.6	19,323	41.3
Gross profit - total	222,666	25.8	223,057	25.4

SG&A costs	206,040	23.9	205,615	23.4
Amortization of intangible assets	192	—	—	—
Restructuring charges	26,232	3.0	16,923	1.9
Operating income (loss) from continuing operations	(9,798)	(1.1)	519	0.1

Interest expense	(1,639)	(0.2)	(2,539)	(0.3)
Other income, net	(1,385)	(0.2)	841	0.1

Loss from continuing operations before income taxes	(12,822)	(1.5)	(1,179)	(0.1)
Income tax expense	5,935	0.7	6,428	0.7
Net loss from continuing operations	$(18,757)	(2.2)%	$(7,607)	(0.9)%
Percentage of revenue columns may not foot due to rounding.

Revenue by segment from continuing operations was as follows:

	Year Ended December 31,
	2014	2013	% change
	(In thousands)
International	$441,943	$456,424	(3.2)%
North America	422,680	423,340	(0.2)
Other	2,703	3,357	(19.5)
Inter-segment	(3,719)	(5,828)	n/m
Total revenues	$863,607	$877,293	(1.6)%
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

Operating income from continuing operations by segment was as follows:

	Year Ended December 31,		%	2014 % of	2013 % of
	2014	2013	change	revenue*	revenue*
	(In thousands)
International	$19,361	$23,390	(17.2)%	4.4%	5.1%
North America	38,972	33,511	16.3	9.2	7.9
Other	192	315	(39.0)	7.1	9.4
Corporate expenses	(41,899)	(39,774)	5.3	(4.9)	(4.5)
Operating income from continuing operations before amortization and restructuring	16,626	17,442	(4.7)	1.9	2.0
Amortization of intangible assets	(192)	—	n/m	—	—
Restructuring charges	(26,232)	(16,923)	55.0	(3.0)	(1.9)
Total operating income (loss) from continuing operations	$(9,798)	$519	n/m	(1.1)%	0.1%
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

Liquidity and Capital Resources

At December 31, 2015, we had $105.9 million in working capital, which represented a $20.8 million increase from $85.1 million at December 31, 2014.  Our current ratio increased to 2.0:1 at December 31, 2015 from 1.5:1 at December 31, 2014.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. In addition, we could seek to raise additional funds through public or private debt or equity financings, if required, though we make no assumptions that we could raise additional capital on acceptable terms, or at all. We believe that our cash and cash equivalents, our expected operating cash flow and our available debt capacity under our credit facility will be sufficient to finance our working capital needs through at least the next year.

Our balance of cash and cash equivalents was $20.4 million at December 31, 2015, compared to $45.9 million at December 31, 2014. Our domestic cash balances are used daily to reduce our outstanding balance on our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from and to our foreign operations. Our credit agreement also provides for foreign borrowings, if needed. We have not provided for additional U.S. income taxes on the undistributed earnings of foreign subsidiaries that qualify for the indefinite reinvestment exception, where we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. While most of our foreign earnings qualify, we have provided for additional U.S. income taxes on foreign earnings that do not meet the requirements of the indefinite reinvestment exception. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense. As of December 31, 2015 and December 31, 2014 we held $0.1 million and $11.4 million in cash domestically and $20.3 million and $34.5 million in cash internationally, respectively.

Related to the execution of our 2012 restructuring plan, we had cash outlays of approximately $1.8 million during 2015. In the third quarter of 2013, all restructuring actions associated with this plan were completed. However, in the second and fourth quarter of 2014, we incurred additional charges related to adjusting our sublease estimate. Total cash outlays associated with the plan will be approximately $14 million, of which substantially all has been paid to date.

We had cash outlays of approximately $14.6 million and $7.5 million during 2015 and 2014, respectively, related to the 2014 restructuring plan, and we estimate total cash outlays of approximately $27 million.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(25,900)	$1,952	$25,215
Investing activities	(12,158)	(9,023)	(5,213)
Financing activities	15,084	12,584	(29,933)
Net cash provided by (used in) continuing operations	(22,974)	5,513	(9,931)

Net cash used in discontinued operations:
Operating activities	(609)	(766)	(1,273)
Investing activities	—	—	(313)
Net cash used in discontinued operations	(609)	(766)	(1,586)
Effect of foreign exchange rates on cash	(1,871)	(3,372)	(2,849)
Net increase (decrease) in cash and cash equivalents	$(25,454)	$1,375	$(14,366)

Operating activities.  Cash used in operating activities from continuing operations was $25.9 million in 2015, compared with cash provided by operating activities from continuing operations of $2.0 million and $25.2 million in 2014 and 2013, respectively. Changes in working capital primary contributed to the overall decrease in cash from operations during 2015 as compared to 2014 as a result of restructuring and timing related to accrued compensation in 2015 versus 2014. While in 2014, an increase in our net loss, as well as changes in normal short-term working capital items primarily contributed to the overall decrease in cash from operations compared to 2013. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as due to the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. In 2015, we also paid $17.4 million for restructuring-related costs, which was comprised of employee severance and related benefits, office closures and other expenses in both our North America and International segments. In 2014, our cash restructuring payments were $17.7 million and related to both severance and real-estate related costs in both our North America and International and corporate segments. In 2013, our cash restructuring payments were $12.3 million and related to severance expenses in our International, North America and corporate segments, and real-estate costs primarily in North America. During 2015 and 2014, our domestic operations used $27.2 million and $4.5 million, respectively, of cash from continuing operations while our International operations provided $1.3 million and $6.4 million, respectively during the same time periods. Typically, the seasonality of our international business results in negative cash from operations in the early part of the year with improvements in the second half of the year.  Cash flow from European operations are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $169.5 million at December 31, 2015, from $173.5 million at December 31, 2014. At December 31, 2015, our total unbilled accounts receivable for costs and earnings in excess of billings totaled $27.7 million, which was an increase of $7.7 million from the prior year. Total accounts receivable day's sales outstanding ("DSO")

was 64 days at December 31, 2015, compared to 57 days at December 31, 2014, an increase of 7 days. During 2015, we experienced increased DSO both domestically and in our International segment. The increase in international DSO was due to delayed payments from one of our largest clients. Domestic DSO increased due to the timing of billing milestones on certain larger, fixed-price contracts that experienced delays in customer acceptance of applicable milestones, thereby limiting our ability to bill, and thus, collect for our services. Total accounts receivable which are greater than 180 days past due were 9% and 5% of total gross accounts receivable at December 31, 2015 and December 31, 2014, respectively.

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

Investing activities.  Investing activities are primarily comprised of purchases of property and equipment and cash paid for acquisitions. Spending on property and equipment was $12.2 million during 2015, compared with $8.2 million in 2014 and $5.2 million in 2013. Generally, our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Such investments will fluctuate from period to period.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is utilized for U.S. working capital fluctuations.  During 2015, we had net borrowings on our long-term debt of $22.2 million compared to net borrowings of $11.8 million in 2014 and net payments of $26.2 million in 2013. On December 11, 2014, we announced a plan to buyback up to $10 million of shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place. In 2015 we purchased $1.7 million of treasury stock under our publicly announced buyback plan. In 2015 and 2014, Ciber repurchased shares to satisfy minimum tax withholdings for employee stock plans. We had net cash outflows of $0.2 million in 2015 and net cash inflows of $1.5 million in 2014, respectively, for proceeds from employee stock plans, net of the repurchases of shares for minimum employee tax withholding. In second quarter of 2015 and the fourth quarters of 2014 and 2013 we paid $5.0 million, $0.7 million and $0.8 million, respectively, for payments on the purchase of the noncontrolling interest of one of our foreign subsidiaries.

 Credit Agreement.  We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $53.6 million at December 31, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of December 31, 2015, we had $33.5 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility at December 31, 2015, although there are a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. We were in compliance with all such covenants at December 31, 2015.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility. Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. During the year ended December 31, 2015, our weighted average interest rate on our outstanding borrowings under the ABL Facility was 3.60%.

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days. None of the above scenarios were applicable during 2015 and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

Ciber’s ABL Facility with Wells Fargo Bank, N.A. stated that Wells Fargo Bank, N.A. would take dominion over our U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo would continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on our balance sheet. At December 31, 2015, we had no borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

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

The following table is a summary of our contractual obligations as of December 31, 2015:

	Payments due by period
	Total	2016	2017-2018	2019-2020	Thereafter
	(In thousands)
Principal payments on long-term debt	$33,450	$—	$33,450	$—	$—
Operating leases (1)	54,110	14,781	21,849	8,538	8,942
Other commitments (2)	5,191	3,892	1,273	26	—
Total	$92,751	$18,673	$56,572	$8,564	$8,942
(1) Includes operating leases for all office locations, automobiles and office equipment.
(2) Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. It does not include our remaining unrecognized tax benefits of $14.7 million because we are unable to make a reasonably reliable estimate as to when a cash settlement, if any, with the appropriate taxing authority may occur.

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2015. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 16% and 15% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of 8 and 6, respectively. Under the market approach using the guideline public company method International and North American reporting units used multiples of approximately 13 and 8, respectively. In addition, the fair value under the market approach included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2015, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 13% and 89%, respectively, thus no impairment was indicated. As of June 30, 2015, we updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $256.7 million at December 31, 2015.  The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

As a result of domestic losses, in 2011 we provided a full valuation allowance for all of our domestic deferred tax assets and we have not recorded any deferred tax benefit for any domestic tax operating losses since then. Our total valuation allowance recorded against all of our deferred tax assets at December 31, 2015, was $56.0 million. The establishment of a valuation allowance does not impair our ability to use the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance.

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

Allowance for doubtful accounts receivable — We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables.  At December 31, 2015, we had gross accounts receivable of $171.6 million and our allowance for doubtful accounts was $2.1 million.  Our allowance for doubtful accounts is based upon specific identification of probable losses.  We review our accounts receivable and reassess our estimates of collectability each quarter.  Historically, our bad debt expense has been a very small percentage of our total revenue, as most of our revenues are from large, credit-worthy Global 2000 blue-chip companies and government agencies.  Our bad debt expense was $0.3 million, $0.7 million, and $1.8 million in 2015, 2014, and 2013, respectively.  If our clients' financial condition or liquidity were to deteriorate, resulting in an impairment of their ability to make payments, or if customers were to express dissatisfaction with the services we have provided, additional allowances may be required.  Such items are very difficult to predict and require significant management judgment.

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

Stock-Based Compensation. Utilizing the fair value recognition provisions prescribed by the authoritative guidance, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In addition, for performance stock units, we are required to estimate the most probable outcome of the performance conditions in order to determine the amount of stock compensation costs to be recorded over the vesting period. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to other market risks is immaterial.

During 2015, approximately 45%, or $356 million of our total revenue was attributable to our foreign operations.  Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 4.5%, or $36 million.  A portion of this fluctuation would be offset by expenses incurred in local currency.  Additionally, we have exposure to changes in foreign currency rates related to short-term inter-company transactions with our foreign subsidiaries and from client receivables in different currencies. At December 31, 2015, we have entered into the multiple short term foreign currency forward transaction to mitigate our exposure to fluctuations in the the euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, and the Australian Dollar related to inter-company transactions. See Note 10 to our consolidated financial statements for more information on our financial instruments. Foreign sales are mostly made by our foreign subsidiaries in their respective countries and are typically denominated in the local currency of each country.  Our foreign subsidiaries incur most of their expenses in their local currency as well, which helps minimize our risk of exchange rate fluctuations.

Our exposure to changes in interest rates arises primarily because our ABL Facility has a variable interest rate.  For the year ended December 31, 2015, we had average borrowings outstanding under our ABL Facility of $23.8 million and the weighted average interest rate on these borrowings was 3.60%. Therefore, a 1% increase in interest rates on average outstanding indebtedness under the ABL Facility would result in approximately $0.2 million of additional interest expense in 2015.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.
We have audited the accompanying consolidated balance sheets of Ciber, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 18, 2016

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Consulting services	$741,195	$812,660	$830,505
Other revenue	45,760	50,947	46,788
Total revenues	786,955	863,607	877,293

OPERATING EXPENSES
Cost of consulting services	556,371	612,724	626,771
Cost of other revenue	26,442	28,217	27,465
Selling, general and administrative	188,415	206,040	205,615
Amortization of intangible assets	332	192	—
Restructuring charges	3,644	26,232	16,923
Total operating expenses	775,204	873,405	876,774

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	11,751	(9,798)	519

Interest expense	(1,582)	(1,639)	(2,539)
Other income (expense), net	(15)	(1,385)	841

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,154	(12,822)	(1,179)
Income tax expense	6,562	5,935	6,428

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,592	(18,757)	(7,607)
Loss from discontinued operations, net of income tax	(282)	(792)	(6,924)

CONSOLIDATED NET INCOME (LOSS)	3,310	(19,549)	(14,531)
Net income (loss) attributable to noncontrolling interests	8	55	(11)

NET INCOME (LOSS) ATTRIBUTABLE TO CIBER, INC.	$3,302	$(19,604)	$(14,520)

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.04	$(0.24)	$(0.10)
Discontinued operations	—	(0.01)	(0.09)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.04	$(0.25)	$(0.19)

Weighted average shares outstanding — Basic	79,085	77,593	74,846
Weighted average shares outstanding — Diluted	79,918	77,593	74,846

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Consolidated net income (loss)	$3,310	$(19,549)	$(14,531)
Reclassification adjustment to income (loss) from discontinued operations	—	—	1,008
Foreign currency translation adjustments	(15,459)	(20,339)	1,880
Comprehensive loss	(12,149)	(39,888)	(11,643)
Comprehensive income (loss) attributable to noncontrolling interests	8	55	(11)
Comprehensive loss attributable to Ciber, Inc.	$(12,157)	$(39,943)	$(11,632)

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,404	$45,858
Accounts receivable, net of allowances of $2,130 and $2,842, respectively	169,501	173,450
Prepaid expenses and other current assets	26,340	26,714
Total current assets	216,245	246,022

Property and equipment, net of accumulated depreciation of $37,849 and $46,871, respectively	22,447	14,115
Goodwill	256,736	267,587
Other assets	6,843	6,219

TOTAL ASSETS	$502,271	$533,943

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	34,980	32,926
Accrued compensation and related liabilities	31,152	59,012
Deferred revenue	14,238	17,475
Income taxes payable	575	573
Other accrued expenses and liabilities	29,384	50,932
Total current liabilities	110,329	160,918

Long-term debt	32,680	10,062
Deferred income taxes, net	30,571	28,422
Other long-term liabilities	8,794	8,465
Total liabilities	182,374	207,867

Commitments and contingencies (Note 8)

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 80,057 and 78,728 shares issued, respectively	801	787
Treasury stock, at cost, 32 and 32 shares, respectively	(113)	(117)
Additional paid-in capital	369,228	360,419
Accumulated deficit	(17,903)	(18,348)
Accumulated other comprehensive loss	(32,702)	(17,243)
Total Ciber, Inc. shareholders' equity	319,311	325,498
Noncontrolling interests	586	578
Total equity	319,897	326,076

TOTAL LIABILITIES AND EQUITY	$502,271	$533,943

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands)

					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Ciber, Inc. Shareholders' Equity		Total Shareholders' Equity
	Common Stock		Treasury Stock						Noncontrolling Interests
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 1, 2013	74,487	$745	(708)	$(4,057)	$337,639	$24,032	$208	$358,567	$386	$358,953
Consolidated net loss	—	—	—	—	—	(14,520)	—	(14,520)	(11)	(14,531)
Foreign currency translation and reclassification	—	—	—	—	—	—	2,888	2,888	—	2,888
Change in noncontrolling interest	—	—	—	—	(6,755)	—	—	(6,755)	148	(6,607)
Shares issued under employee share plans, net	1,335	13	671	3,907	1,314	(4,625)	—	609	—	609
Share-based compensation	—	—	—	—	11,746	—	—	11,746	—	11,746
BALANCES AT DECEMBER 31, 2013	75,822	758	(37)	(150)	343,944	4,887	3,096	352,535	523	353,058
Consolidated net income (loss)	—	—	—	—	—	(19,604)	—	(19,604)	55	(19,549)
Foreign currency translation	—	—	—	—	—	—	(20,339)	(20,339)	—	(20,339)
Shares issued under employee share plans, net	2,906	29	5	33	5,070	(3,631)	—	1,501	—	1,501
Share-based compensation	—	—	—	—	11,405	—	—	11,405	—	11,405
BALANCES AT DECEMBER 31, 2014	78,728	787	(32)	(117)	360,419	(18,348)	(17,243)	325,498	578	326,076
Consolidated net income	—	—	—	—	—	3,302	—	3,302	8	3,310
Foreign currency translation	—	—	—	—	—	—	(15,459)	(15,459)	—	(15,459)
Shares issued under employee share plans, net	1,329	14	—	4	939	(2,857)	—	(1,900)	—	(1,900)
Share-based compensation	—	—	—	—	7,870	—	—	7,870	—	7,870
BALANCES AT DECEMBER 31, 2015	80,057	$801	(32)	$(113)	$369,228	$(17,903)	$(32,702)	$319,311	$586	$319,897

See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$3,310	$(19,549)	$(14,531)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	282	792	6,924
Depreciation	5,482	5,552	5,797
Amortization of intangible assets	332	192	—
Deferred income tax expense	3,648	2,916	2,706
Provision for doubtful receivables	311	730	1,813
Share-based compensation expense	7,870	11,405	11,746
Amortization of debt costs	760	571	798
Other, net	1,166	2,191	470
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,179)	3,029	2,401
Other current and long-term assets	(9,202)	(1,184)	1,337
Accounts payable	2,731	220	3,786
Accrued compensation and related liabilities	(22,372)	(6,202)	845
Other current and long-term liabilities	(19,628)	7,002	5,868
Income taxes payable/refundable	3,589	(5,713)	(4,745)
Cash provided by (used in) operating activities — continuing operations	(25,900)	1,952	25,215
Cash used in operating activities — discontinued operations	(609)	(766)	(1,273)
Cash provided by (used in) operating activities	(26,509)	1,186	23,942

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	—	(845)	—
Purchases of property and equipment, net	(12,158)	(8,178)	(5,213)
Cash used in investing activities — continuing operations	(12,158)	(9,023)	(5,213)
Cash used in investing activities — discontinued operations	—	—	(313)
Cash used in investing activities	(12,158)	(9,023)	(5,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	329,959	330,928	302,135
Payments on long-term debt	(307,767)	(319,137)	(328,354)
Employee stock purchases and options exercised	1,365	5,097	2,449
Purchase of shares for employee tax withholdings	(1,600)	(3,596)	(1,840)
Purchases of treasury stock	(1,665)	—	—
Payment of initial fair value of acquisition-related contingent consideration	—	—	(3,428)
Purchase of noncontrolling interests	(4,992)	(708)	(800)
Other, net	(216)	—	(95)
Cash provided by (used in) financing activities — continuing operations	15,084	12,584	(29,933)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,871)	(3,372)	(2,849)
Net increase (decrease) in cash and cash equivalents	(25,454)	1,375	(14,366)
Cash and cash equivalents, beginning of period	45,858	44,483	58,849
Cash and cash equivalents, end of period	$20,404	$45,858	$44,483
See accompanying notes to consolidated financial statements.

Ciber, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Description of Business

Ciber is a leading global information technology (“IT”) company with a wide range of technology expertise. We serve a variety of clients, including corporations listed in the Fortune 100 and middle-market companies, as well as governmental entities and educational institutions. We solve complex IT and business issues across various industries such as manufacturing, healthcare and life sciences, communications, energy and utilities, and financial services. The five pillars of our business include Independent Software Vendor relationships (“ISVs”), Ciber Managed Services (“CMS”), Business Consulting, Application Development and Management (“ADM”), which includes our Staffing business, and our Software-as-a-Service offering ("SaaS"). We combine local, on-site account management with a global delivery model to serve clients in an intimate manner while still utilizing the power and cost efficiencies of global resources. To a lesser extent, we also resell certain IT hardware and software products.

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

In June 2013, we entered into an agreement to purchase all of the noncontrolling interests of one of our foreign subsidiaries for future cash payments, of which $0.8 million was paid in the the fourth quarter of 2013, $0.7 million was paid in the fourth quarter of 2014, and $5.0 million was paid in the second quarter of 2015. Effective with the date of entering into this agreement, we derecognized the previously recorded noncontrolling interests relating to this subsidiary and recorded a liability for the present value of future cash payments on our consolidated balance sheet. We recorded the excess of the present value of future cash payments over the book value of noncontrolling interests as a reduction to Ciber, Inc. shareholders' equity.

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

 (e) Cash and Cash Equivalents

Cash and cash equivalents includes bank demand and time deposits, money market funds and all other highly liquid investments with maturities of three months or less when purchased.  The majority of our cash balance at December 31, 2015 and 2014 was held by our foreign subsidiaries.

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

(i) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards.  Deferred tax amounts are based on enacted tax rates expected to be in effect during the year in which the differences reverse.  The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Deferred tax assets and liabilities are classified as non-current amounts based on the financial statement classification of the related asset and liability.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.  We use a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in an income tax return.  We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step involves measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

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

All foreign currency transaction gains and losses, including foreign currency gains and losses on short-term inter-company loans and advances, are included in "other expense, net" in the Consolidated Statements of Operations as incurred. During 2015, we entered into multiple foreign currency forward transactions to reduce our exposure to changes in foreign currency exchange rates. The unrealized gain (loss) on these transactions is also recorded in "other expense, net" in our Consolidated Statements of Operations.

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

To the extent available, we issue treasury shares when option awards are exercised, RSU awards vest, or PSU awards vest. When treasury stock is not available we issue new shares of Ciber common stock for share-based awards.

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

The carrying value of the outstanding borrowings under the ABL Facility, as defined in Note 9, approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed since entering into the facility in May 2012. If Ciber's credit risk were to change, we would estimate the fair value of our borrowings using a discounted cash flow analysis based on current rates expected to be available from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be Level 2 of the GAAP Valuation hierarchy.

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

From time to time, Ciber will also enter into foreign currency forward contracts related to customer agreements or intercompany transactions denominated in a foreign currency or related to certain forecasted foreign operating results.  At December 31, 2015, we have entered into multiple foreign currency forward transaction to mitigate our exposure to fluctuations in the Euro, the Indian Rupee, the British Pound Sterling, the Norwegian Krone, the Swedish Krona, the New Zealand Dollar, and the Australian Dollar related to inter-company transactions. We have not elected hedge accounting for these derivatives. These fair values are recorded in "prepaid expenses and other current assets" and "other accrued expenses and liabilities," respectively, in our Consolidated Balance Sheet. The Company estimates the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. For information on our derivative instruments see Note 10.

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

The balance of "accumulated other comprehensive income (loss)" reflected on the Consolidated Balance Sheets was comprised of the following:

Foreign Currency Translation
(in thousands)
Balance at January 1, 2014	$3,096
Change in foreign currency translation	(20,339)
Balance at December 31, 2014	(17,243)
Change in foreign currency translation	(15,459)
Balance at December 31, 2015	$(32,702)

(o) Contingencies

We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.
As previously reported, a lawsuit titled CamSoft Data Systems, Inc. v. Southern Electronics, et al., was filed initially in October 2009 in Louisiana state court against numerous defendants, including Ciber. The lawsuit was subsequently removed to federal court in the Middle District of Louisiana and the complaint was amended to include additional defendants and causes of action including antitrust claims, civil RICO claims, unfair trade practices, trade secret, fraud, unjust enrichment, and conspiracy claims. The suit involves many of the same parties involved in related litigation in the state court in New Orleans, which was concluded in 2009 when Ciber settled the New Orleans suit with the plaintiffs, Active Solutions and Southern Electronics, who were CamSoft's former alleged joint venturers and are now co-defendants in the current lawsuit. Proceedings in the federal appellate courts concluded in January 2015 with the matter remanded back to state court. Ciber is vigorously defending the allegations. Based on information known to us, we have established a reserve that we believe represents a reasonably possible estimate of the loss. We are unable to predict the outcome of this litigation.
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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)” which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This update is effective for interim and annual periods beginning after December 15, 2015. We do not anticipate that this guidance will materially impact our consolidated financial statements.

(q) Adopted Accounting Pronouncements

In 2015, the Company changed the manner in which it reports debt issuance costs due to electing early adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). Debt issuance costs related to a recognized debt liability previously reported as assets have been reclassified as a direct deduction from the carrying amount of debt liabilities in the Company's consolidated financial statements in all periods presented. As of December 31, 2015 and December 31, 2014, $0.8 million and $1.3 million, respectively, have been reclassified from other assets to long-term debt on the Company's consolidated financial statements.

In 2015, the Company changed the manner in which it reports deferred taxes due to electing early adoption of ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). Deferred tax liabilities and assets are now all reported as non-current amounts. We did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU. As of December 31, 2014, $1.7 million and $0.4 million of current deferred tax assets and liabilities, respectively were classified as prepaid expenses and other current assets and other accrued expenses and liabilities, respectively.

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

To report the results of discontinued operations, we are required to adjust the reported results of the business sold or shut down from those previously reported as part of operating income by reporting segment. These adjustments are for costs of the business that will not be recognized on a going-forward basis. These adjustments have been made for all periods presented.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Total revenues	$—	$—	$5,424
Operating expenses	282	792	11,177
Operating loss from discontinued operations	(282)	(792)	(5,753)
Interest and other expense	—	—	1,008
Loss from discontinued operations before income taxes	(282)	(792)	(6,761)
Income tax expense	—	—	211
Loss from discontinued operations, net of taxes	(282)	(792)	(6,972)

Gain on sale	—	—	48
Income tax benefit	—	—	—
Gain on sale, net of income taxes	—	—	48
Total loss from discontinued operations, net of income taxes	$(282)	$(792)	$(6,924)

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

(4) Earnings (Loss) Per Share

The details of our net income (loss) attributable to Ciber, Inc. is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Numerator:
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$3,592	$(18,757)	$(7,607)
Net income (loss) attributable to noncontrolling interests	8	55	(11)
Net income (loss) attributable to Ciber, Inc. from continuing operations	3,584	(18,812)	(7,596)
Loss from discontinued operations, net of income tax	(282)	(792)	(6,924)
Net income (loss) attributable to Ciber, Inc.	$3,302	$(19,604)	$(14,520)

Denominator:
Basic weighted average shares outstanding	$79,085	77,593	74,846
Dilutive effect of employee stock plans	833	—	—
Diluted weighted average shares outstanding	79,918	77,593	74,846

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.04	$(0.24)	$(0.10)
Discontinued operations	—	(0.01)	(0.09)
Basic earnings (loss) per share attributable to Ciber, Inc.	$0.04	$(0.25)	$(0.19)

Anti-dilutive securities omitted from the calculation	$2,830	3,675	6,071

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

(5) Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2015	2014
	(In thousands)
Billed accounts receivable	$115,068	$134,040
Unbilled - scheduled billings	28,826	22,258
Costs and estimated earnings in excess of billings	27,737	19,994
	171,631	176,292
Less allowance for doubtful accounts	(2,130)	(2,842)
Accounts receivable, net	$169,501	$173,450

The activity in the allowance for doubtful accounts consists of the following:

		Additions		Effect of foreign exchange rate changes
	Balance at beginning of period	Charge to cost and expense			Balance at end of period
			Deductions
			Write-offs
	(In thousands)
Year ended December 31, 2013	$1,752	1,813	(1,312)	82	$2,335
Year ended December 31, 2014	$2,335	730	(24)	(199)	$2,842
Year ended December 31, 2015	$2,842	311	(905)	(118)	$2,130

Total accounts receivable which are greater than 180 days past due were 9% and 5% of total gross accounts receivable at December 31, 2015 and December 31, 2014, respectively, and were contemplated in the allowance for doubtful accounts determination.

(6) Property and Equipment

Property and equipment consists of the following:

	December 31,
	2015	2014
	(In thousands)
Computer equipment and software	$40,551	$45,173
Furniture and fixtures	6,949	9,090
Leasehold improvements and other	12,796	6,723
	60,296	60,986
Less accumulated depreciation	(37,849)	(46,871)
Property and equipment, net	$22,447	$14,115

(7) Goodwill

The changes in the carrying amount of goodwill are as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2014	$148,033	$133,681	$281,714
Effect of foreign exchange rate changes	(15,409)	—	(15,409)
Acquisition	1,282	—	1,282
Balance at December 31, 2014	133,906	133,681	267,587
Effect of foreign exchange rate changes	(10,851)	—	(10,851)
Balance at December 31, 2015	$123,055	$133,681	$256,736

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

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2015. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 16% and 15% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of 8 and 6, under the market approach using the guideline public company method and approximately 13 and 8, respectively, under the market approach using the guideline public company method in order to value each of our reporting units. In addition, the fair value under the market approach included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

As a result of the first step of our goodwill impairment test as of June 30, 2015, we estimated that the fair values for our International and North America reporting units exceeded their carrying amounts by 13% and 89%, respectively, thus no impairment was indicated. As of June 30, 2015, we updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

(8) Commitments and Contingencies

We have non-cancelable operating leases primarily for our office space, automobiles and office equipment. Expense for operating leases totaled approximately $24.8 million, $24.4 million and $25.4 million in 2015, 2014 and 2013, respectively.

Future minimum operating lease payments as of December 31, 2015, are:

Rental Payments
(In thousands)
2016	$14,781
2017	11,908
2018	9,941
2019	5,527
2020	3,011
Thereafter	8,942
$54,110

(9) Borrowings

We have an asset-based revolving line of credit of up to $60 million (the “ABL Facility”) with Wells Fargo Bank, N.A. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $53.6 million at December 31, 2015. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of December 31, 2015, we had $33.5 million of borrowings outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. There are no specific financial covenants required under the ABL Facility at December 31, 2015, although there are a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates. We were in compliance with all such covenants at December 31, 2015.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility. Under the ABL Facility, U.S. borrowings accrue interest at a rate of the London interbank offered rate (“LIBOR”) plus a margin ranging from 225 to 275 basis points, or, at our option, a base rate equal to the greatest of (a) the Federal Funds Rate plus 0.50%, (b) LIBOR plus 1%, and (c) the “prime rate” set by Wells Fargo plus a margin ranging from 125 to 175 basis points. All foreign borrowings accrue interest at a rate of LIBOR plus a margin ranging from 225 to 275 basis points, plus certain fees related to compliance with European banking regulations. The interest rates applicable to borrowings under the Credit Agreement are subject to increase during an event of default. We are also required to pay an unused line fee ranging from 0.375% to 0.50% annually on the unused portion of the ABL Facility. During the year ended December 31, 2015, our weighted average interest rate on our outstanding borrowings under the ABL Facility was 3.60%.

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio if (i) an event of default has occurred and is continuing, (ii) less than 25% of the ABL Facility is available for borrowing, or (iii) less than $15 million is available for borrowing under the ABL Facility. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) at least 25% of the ABL Facility and a minimum of $15 million have been available for borrowing under the ABL Facility for 30 consecutive days. None of the above scenarios were applicable during 2015 and as such we were not required to comply with the minimum trailing 12-month fixed charge coverage ratio.

Ciber’s ABL Facility with Wells Fargo Bank, N.A. stated that Wells Fargo Bank, N.A. would take dominion over our U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (i) an event of default has occurred and is continuing, (ii) less than 30% of the ABL Facility or less than $18 million is available for borrowing under the ABL Facility for five consecutive days, or (iii) less than 25% of the ABL Facility or less than $15 million is available for borrowing under the ABL Facility at any time. Wells Fargo would continue to exercise dominion over our U.S. cash and cash receipts until (1) no event of default is continuing and (2) at least 30% of the ABL Facility and a minimum of $18 million have been available for borrowing under the ABL Facility for 30 consecutive days. In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on our balance sheet. At December 31, 2015, we had no borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

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

Long-Term Debt — Long-term debt consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Total bank debt - Revolving credit facility	$33,450	$11,402
Total debt	33,450	11,402
Less: Unamortized debt fees (1)	770	1,340
Long-term debt	$32,680	$10,062
(1) Capitalized debt issuance costs which are amortized to interest expense over the terms of the borrowing arrangements.

Maturities — Maturities of bank debt were determined to be as follows:

Amount Maturing
(In thousands)
2016	$—
2017	—
2018	33,450
$33,450

(10) Financial Instruments

We are exposed to certain risks related to our ongoing business operations.  From time to time, we may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

During 2015, we entered into various foreign currency forwards related to intercompany transactions denominated in a foreign currency. These forwards allow us to manage our foreign currency exposure with respect to the the euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, the New Zealand Dollar, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.  During 2015, we had a net gain on our foreign currency forward contracts of approximately $2.0 million which is included in "other income (expense)" on the Consolidated Statement of Operations. Each forward is recognized as either an asset or liability on our Consolidated Balance Sheets at fair value and is presented in either "prepaid expenses and other current assets" or "other accrued expenses and liabilities," as applicable.  All cash flows associated with these forward instruments are classified as operating cash flows in our Consolidated Statement of Cash Flows.
The following table summarizes our outstanding foreign currency forward contracts at December 31, 2015:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

NOK	29,400,000	EUR	3,070,143	1/29/2016
USD	13,250,000	EUR	12,177,861	1/29/2016
EUR	7,600,000	GBP	5,593,220	1/29/2016
AUD	3,000,000	EUR	2,013,153	1/29/2016
EUR	1,300,000	SEK	11,909,820	1/29/2016
NZD	850,000	AUD	800,151	1/29/2016
INR	604,949,800	USD	9,100,000	1/29/2016
INR	148,884,940	EUR	2,050,000	1/29/2016
EUR	225,000	INR	16,710,390	1/1/2016

(11) Other Income (Expense)

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest income	$258	$536	$857
Foreign exchange losses, net	(545)	(1,985)	(16)
Other	272	64	—
Other income (expense), net	$(15)	$(1,385)	$841

(12) Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$—	$2	$(496)
State and local	125	(79)	70
Foreign	2,789	3,096	4,148
	2,914	3,019	3,722
Deferred:
Federal	2,382	3,824	3,396
State and local	(316)	209	611
Foreign	1,582	(1,117)	(1,301)
	3,648	2,916	2,706
Income tax expense	$6,562	$5,935	$6,428

U.S. and foreign income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$2,077	$(1,600)	$(3,487)
Foreign	8,077	(11,222)	2,308
Income (loss) before income taxes	$10,154	$(12,822)	$(1,179)

U.S. and foreign income tax expense are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$2,191	$3,956	$3,581
Foreign	4,371	1,979	2,847
Income tax expense	$6,562	$5,935	$6,428

Income tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax expense (benefit) at the federal statutory rate of 35%	$3,554	$(4,488)	$(413)
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(235)	95	443
Non-deductible other costs	1,353	2,623	1,329
Valuation allowance	515	6,200	6,752
Foreign cash repatriation	1,245	(530)	(2,783)
Impact of foreign tax	(822)	(5,719)	(1,002)
Provision for uncertain tax position	914	8,621	2,208
Other	38	(867)	(106)
Income tax expense	$6,562	$5,935	$6,428

The components of the net deferred tax asset or liability are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Accrued expenses	$6,070	$10,741
Federal tax credit carryforwards	18,587	16,944
U.S. net operating loss ("NOL") carryforwards	19,311	18,452
Foreign NOL carryforwards	8,127	8,818
Other	6,508	5,714
Total gross deferred tax assets	58,603	60,669
Less valuation allowance	(55,978)	(56,942)
Deferred tax assets, net	2,625	3,727
Deferred tax liabilities:
Goodwill	(30,013)	(27,947)
Other	(2,373)	(1,830)
Total gross deferred tax liabilities	(32,386)	(29,777)
Net deferred tax liability	$(29,761)	$(26,050)

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

The establishment of a valuation allowance does not impair our ability to utilize the deferred tax assets, such as net operating loss and tax credit carryforwards, upon achieving sufficient profitability. As we generate domestic taxable income in future periods, we do not expect to record significant related domestic income tax expense until the valuation allowance is significantly reduced. As we are able to determine that it is more likely than not that we will be able to utilize the deferred tax assets, we will reduce our valuation allowance. At December 31, 2015, we have Federal net operating loss ("NOL") and Federal tax credit carryforwards of approximately $47 million and $23 million, respectively. U.S. NOL carryforwards of $2 million begin to expire in 2022 while the remaining NOL carryforwards do not begin to expire until 2031. Our Federal tax credit carryforwards are subject to certain annual usage limits, but do not begin to expire until 2025. At December 31, 2015, we also have approximately $57 million of foreign NOL carryforwards. We have recorded a valuation allowance for most all of our foreign NOL carryforwards, as we do not believe it is more likely than not that we will utilize them.  Approximately 53% of the foreign NOL carryforwards may expire.

At December 31, 2015, we estimate the undistributed earnings and profits of our foreign subsidiaries that would be subject to U.S. taxes totaled approximately $51 million. Quantification of the U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not practicable.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when based upon the technical merits, it is "more-likely-than-not" that the tax position will be sustained upon examination. The changes in the balance of our unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2013	$5,474
Increases related to prior year tax positions (net)	51
Increases related to current year tax positions	2,157
Balance at December 31, 2013	7,682
Increases related to prior year tax positions (net)	71
Increases related to current year tax positions	7,116
Balance at December 31, 2014	14,869
Decreases related to prior year tax positions (net)	(599)
Increases related to current year tax positions	1,775
Decreases related to settlements with tax authorities	(1,135)
Lapse of statute of limitations	(188)
Balance at December 31, 2015	$14,722

Our unrecognized tax benefits totaled $14.7 million at December 31, 2015. During 2015, the significant fluctuation in the Euro to the U.S. dollar conversion rate reduced the overall outstanding liability by $0.7 million, this has been netted against the current year increase. If recognized, all of these benefits would affect our future income tax expense, prior to the impact of any related valuation allowance.  We believe that it is not reasonably possible that any significant unrecognized tax benefits will be released in the next twelve months. Note that the amounts recorded for our unrecognized tax benefits represent management estimates, and actual results could differ which would impact our effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense in the consolidated statements of operations. During 2015, $0.3 million of interest and penalties were recorded related to unrecognized tax benefits. We did not record a material amount of interest and penalties during 2014, and 2013. Cumulative interest and penalties related to unrecognized tax benefits totaled $0.5 million at December 31, 2015.

We file a U.S. Federal income tax return and tax returns in nearly all U.S. states, as well as in numerous foreign jurisdictions.  We are routinely subject to examination by various domestic and foreign tax authorities.  The outcome of tax audits is always uncertain and could result in cash tax payments that could be material. Additionally, tax audits may take long periods of time to ultimately resolve.  We do not believe the outcome of any tax audits at December 31, 2015, will have a material adverse effect on our consolidated financial position or results of operations. With limited exception, we are no longer subject to U.S. Federal and state income tax audits for years through 2011.  Our most significant foreign operations and the most recent year for which they are no longer subject to tax examination are as follows: Germany-2012; India-2009; Netherlands-2011; Norway-2004; and the UK-2013.

(13) 401(k) Savings Plan

Almost all of our U.S. employees are eligible to participate in our 401(k) savings plan. We match a portion of the employees' contribution and the vesting of this matching contribution occurs over six years.  Forfeitures reduce our matching contributions.  We record forfeitures when a participant's employment ends.  We recorded expense of $1.3 million, $1.3 million and $1.3 million in 2015, 2014 and 2013, respectively, related to this plan.

(14) Shareholders' Equity

Share-Based Compensation — Fair value of restricted stock awards are based on the value of our common stock on the date of the grant.  Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation - Stock Compensation ("ASC Topic 718"). Under this method, the Company recognizes share-based compensation using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur. On April 27, 2004, our shareholders approved the adoption of the Ciber, Inc. 2004 Incentive Plan (the "2004 Plan").  To date, 20,350,000 shares of Ciber, Inc. common stock have been authorized for issuance under the 2004 Plan.  The Compensation Committee of the Board of Directors may grant restricted stock, stock options, performance units or any combination thereof, to officers, employees and consultants and determines the number, nature and vesting of such awards.  As of December 31, 2015, there were 5,158,049 shares available for future grants under the 2004 Plan.

On November 9, 2010, the Board of Directors adopted a new non-employee director compensation program effective January 1, 2011. Under the new program, upon election or appointment to the Board of Directors, non-employee directors are granted restricted stock units ("RSUs") valued at $100,000 of our common stock (the "initial grant") and non-employee directors are granted RSUs valued at $100,000 of our common stock annually (the "annual grant"). The initial grant and annual grant vest in equal quarterly installments over a period of three years and one year, respectively. Compensation expense for equity grants to non-employee directors was approximately $499,000, $842,000, and $558,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in our total recorded share-based compensation costs.

In September 2014, we made an inducement grant of 815,217 options and 804,721 RSUs to the president and chief executive office, Michael Boustridge, as well as 150,000 RSUs to the chief administrative officer, Tina Piermarini. The above option inducement grant was granted with an exercise price equal to the market value of our common stock on the date of issuance. These grants were made outside of the 2004 Plan and are not subject to shareholder approval.

The table below summarizes the amounts recorded in the Consolidated Statements of Operations for share-based compensation:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Share-based compensation costs — continuing operations	$7,870	$11,405	$11,746
Share-based compensation costs — discontinued operations	—	—	—
Total share-based compensation costs included in consolidated net income (loss)	$7,870	$11,405	$11,746

Options

Options granted under the 2004 Plan generally have an exercise price that is equal to the market value of our common stock on the date of issuance.  We did not grant any options under the 2004 Plan during 2015 or 2013. In general, graded vesting under the 2004 Plan ranges from two to three years, as determined at the date of grant by the Board of Directors, with the exception of some options granted to employees of our International segment, which may be fully vested on the grant date.  Additionally, options granted under the 2004 Plan have contractual terms ranging from four to 10 years, but all 2004 Plan options must expire no later than 10 years from the grant date.

As mentioned above, we made an inducement option grant to the president and chief executive officer in September of 2014. These options vest monthly over 2.5 years and expire after 7 years. The exercise price is equal to our common stock on the date of issuance.

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

A summary of the weighted average assumptions used to value options granted and the grant date fair value for 2014 follows. There were no options granted during 2015 or 2013.

Year Ended December 31,
2014
Expected life (in years)	4.4
Risk-free interest rate	1.43%
Expected volatility	52%
Dividend yield	0%
Fair value	$1.59

A summary of stock option activity for 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts or as otherwise disclosed)
Outstanding at January 1, 2015	3,740	$3.76
Granted	—	$—
Exercised	(1,554)	$2.83
Expired or canceled	(633)	$5.42
Forfeited	(2)	$4.13
Outstanding at December 31, 2015	1,551	$4.01	4.30	$134
Vested and expected to vest at December 31, 2015	1,500	$4.02	4.25	$134
Exercisable at December 31, 2015	1,042	$4.17	3.61	$134

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $1.4 million, $1.2 million, and $0.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

A summary of RSU activity for 2015 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(In thousands, except per share amounts)
Nonvested shares outstanding at January 1, 2015	3,364	$3.99
Granted	2,895	$3.47
Vested	(1,441)	$3.94
Forfeited	(709)	$4.07
Nonvested shares outstanding at December 31, 2015	4,109	$3.63

The total fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013, was $5.1 million, $9.7 million, and $6.8 million, respectively.

As of December 31, 2015, there was approximately $11.7 million of total unrecognized compensation cost related to the nonvested stock options and RSUs disclosed in the tables above.  That cost is expected to be recognized over a weighted average period of 1.99 years.

At December 31, 2015, there were 10,818,103 shares of Ciber common stock reserved for share-based awards outstanding or available for future grants under our share-based plans.

PSUs — On January 26, 2015, June 24, 2015, July 1, 2015 and August 10, 2015, we granted 79,761, 69,558, 47,550 and 5,000 Performance Based Restricted Share Units ("PSUs"), respectively, to our executives. The performance conditions include both an internal performance condition and an external market-based condition. We have valued the external market-based condition using a Monte Carlo approach. Probability of reaching the internal performance condition is assessed quarterly and the associated expense is adjusted based on the target expected to be achieved. There is the potential for 605,605 shares of common stock to vest under these grants if maximum performance targets are achieved. The weighted average grant date fair value for performance share units was $4.16. There were no shares that vested or forfeited during 2015.

As of December 31, 2015, $2.2 million of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 2 years Future compensation expense for unvested awards could reach a maximum of $3.2 million assuming payout of all unvested awards.

 Employee Stock Purchase Plan — Under our Employee Stock Purchase Plan ("ESPP"), which is a non-qualified plan, substantially all employees may elect to contribute up to 10% of their compensation during one calendar year, or a maximum of $10,000.  Our ESPP allows eligible employees to purchase shares of our common stock at a price equal to 95% of fair market value on the last day of the applicable three-month offering period.  The Company records no compensation cost for our ESPP. We issued approximately 215,000, 184,000, and 206,000 shares in 2015, 2014 and 2013, respectively, under our ESPP.

Share Buyback Program — On December 11, 2014, we announced a plan to buyback up to $10 million of shares of our stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place. As of December 31, 2015, $1.7 million of shares had been repurchased under this plan.

Shelf Registration Statements on Form S-4 — At December 31, 2015, we had two effective registration statements on Form S-4, under which together approximately 13,469,000 shares of our common stock remained available.  The shares available under either one of these registration statements may be used by Ciber from time to time in connection with future business combinations.

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

(15) Restructuring Charges

2014 Plan

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and was completed in the third quarter of 2015. The 2014 Plan impacted approximately 290 people. The total amount of the restructuring charges for the 2014 Plan is approximately $27 million, substantially all of which will be settled in cash. The total estimated restructuring expenses include approximately $20 million related to employee severance and related benefits and approximately $7 million related to professional fees, office closures and other expenses.

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during 2015 and 2014, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2014	$—	$—	$—
Restructuring charge	19,292	5,175	24,467
Non-cash items	(220)	(77)	(297)
Cash paid	(3,630)	(3,898)	(7,528)
Foreign exchange rate changes	(290)	—	(290)
Restructuring liability, as of December 31, 2014	$15,152	$1,200	$16,352
Restructuring charge	576	1,572	2,148
Non-cash items	(205)	—	(205)
Cash paid	(12,861)	(1,782)	(14,643)
Foreign exchange rate changes	(871)	—	(871)
Restructuring liability, as of December 31, 2015	$1,791	$990	$2,781
Restructuring charges by segment are as follows:

	Year ended December 31, 2015	Total Incurred and Anticipated Charges
	(In thousands)
North America	$33	$1,044
International	376	18,207
Other	85	399
Corporate	1,654	6,965
Total	$2,148	$26,615

2013 Plan

On July 30, 2013, we approved a restructuring plan primarily focused on our International operations ("the 2013 Plan"). The goal of the 2013 Plan was to improve utilization, strategically engage our lower-cost off-shore and near-shore resources, and centralize management of administrative functions in key markets to leverage shared services functions. The actions of this plan impacted approximately 250 employees. We have completed all activities associated with the 2013 Plan. The charges associated with the 2013 Plan were substantially all related to personnel severance and related employee benefit costs and amounted to $12.7 million in total. Restructuring charges by segment were $0.5 million, $11.4 million, $0.1 million and $0.7 million for North America, International, Other, and Corporate, respectively.

The changes in our 2013 Plan restructuring liabilities, which are recorded in other accrued expenses, during 2014 and 2015 are as follows:

(In thousands)
Restructuring liability, as of January 1, 2013	$—
Restructuring charges	$13,421
Non-cash items	$(137)
Cash paid	$(5,990)
Foreign exchange rate changes	$160
Restructuring liability, as of December 31, 2013	$7,454
Restructuring charges	(701)
Non-cash items	17
Cash paid	(6,677)
Foreign exchange rate changes	(93)
Restructuring liability, as of December 31, 2014	—

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

The changes in our restructuring liabilities, which are recorded in other accrued expenses, during 2013, 2014 and 2015 are as follows:

	Employee Severance and Termination	Office Closures	Total
	(In thousands)
Restructuring liability, as of January 1, 2012	$—	$—	$—
Restructuring charges	6,517	1,464	7,981
Non-cash items	(743)	68	(675)
Cash paid	(2,218)	—	(2,218)
Restructuring liability, as of December 31, 2012	3,556	1,532	5,088
Restructuring charges	370	3,132	3,502
Non-cash items	—	510	510
Cash paid	(3,851)	(2,421)	(6,272)
Foreign exchange rate changes	(75)	17	(58)
Restructuring liability, as of December 31, 2013	—	2,770	2,770
Restructuring charges	—	2,466	2,466
Non-cash items	—	—	—
Cash paid	—	(3,532)	(3,532)
Foreign exchange rate changes	—	(10)	(10)
Restructuring liability, as of December 31, 2014	$—	$1,694	$1,694
Restructuring charges	—	99	99
Non-cash items	—	(1)	(1)
Cash paid	—	(1,781)	(1,781)
Foreign exchange rate changes	—	(11)	(11)
Restructuring liability, as of December 31, 2015	$—	$—	$—
Restructuring charges by segment are as follows:

	Year ended December 31, 2015	Plan to Date (1)
	(In thousands)
North America	$(12)	$1,690
International	—	8,851
Corporate (2)	111	3,507
Total	$99	$14,048
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

During 2015, the Company recognized additional lease, contract termination and other related costs of $1.4 million, of which $0.7m was in accrued liabilities at December 31, 2015. These costs represent additional restructuring activities outside of the original restructuring plans.

(16) Segment Information

Excluding discontinued operations, our operating divisions for 2015 consisted of International and North America. All prior period segment data has been adjusted to conform to the 2015 presentation.

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

In 2015, the Germany and the Netherlands comprised approximately 14% and 10% of our consolidated revenue, respectively.

The following presents financial information about our reporting segments:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
International	$356,176	$441,943	$456,424
North America	432,188	422,680	423,340
Other	3,246	2,703	3,357
Inter-segment	(4,655)	(3,719)	(5,828)
Total revenues	$786,955	$863,607	$877,293

Operating income (loss) from continuing operations:
International	$19,782	$19,361	$23,390
North America	41,326	38,972	33,511
Other	161	192	315
Corporate expenses	(45,542)	(41,899)	(39,774)
Operating income from continuing operations before amortization and restructuring	15,727	16,626	17,442
Amortization of intangible assets	(332)	(192)	—
Restructuring charges	(3,644)	(26,232)	(16,923)
Total operating income (loss) from continuing operations	$11,751	$(9,798)	$519

Our revenue by location is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Total foreign revenue (1)	$370,771	$452,519	$464,115
Total domestic revenue (1)	$416,184	$411,088	$413,178

Netherlands (2)	$80,959	$104,163	$121,875
Germany (2)	$107,440	$120,535	$111,779
(1) Represents sales to all foreign/domestic clients based on client locations.
(2) Represents revenues based on Ciber locations.

Long-lived assets by location are as follows:

	December 31,
	2015	2014
	(In thousands)
Total foreign long-lived assets (1)	$134,865	$148,309
Total domestic long-lived assets (2)	$150,349	$139,912
(1) This balance includes $123.1 million and $133.9 million of goodwill as of December 31, 2015 and 2014, respectively.
(2) This balance includes $133.6 million of goodwill as of December 31, 2015 and 2014.

(17) Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash paid for interest	$1,160	$972	$1,974
Cash paid for income taxes, net	$(1,467)	$4,444	$5,714
(18) Selected Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
Year ended December 31, 2015
Revenues	$202,005	$197,944	$192,601	$194,405	$786,955
Gross profit	51,715	51,705	51,623	49,099	204,142
Operating income from continuing operations	5,936	2,893	1,588	1,334	11,751
Net income (loss) from continuing operations	4,218	1,151	(132)	(1,645)	3,592
Loss from discontinued operations, net of income tax	(42)	(16)	(200)	(24)	(282)
Net income (loss) attributable to Ciber, Inc.	4,174	1,145	(356)	(1,661)	3,302
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.05	$0.01	$—	$(0.02)	$0.04
Discontinued operations	—	—	—	—	—
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.05	$0.01	$—	$(0.02)	$0.04

Year Ended December 31, 2014
Revenues	$218,011	$214,646	$211,306	$219,644	$863,607
Gross profit	56,571	54,556	54,852	56,687	222,666
Operating income (loss) from continuing operations	7,033	(2,412)	(18,426)	4,007	(9,798)
Net income (loss) from continuing operations	4,066	(5,169)	(20,784)	3,130	(18,757)
Loss from discontinued operations, net of income tax	(142)	(288)	(47)	(315)	(792)
Net income (loss) attributable to Ciber, Inc.	3,919	(5,467)	(20,851)	2,795	(19,604)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$0.05	$(0.07)	$(0.27)	$0.04	$(0.24)
Discontinued operations	—	—	—	—	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$0.05	$(0.07)	$(0.27)	$0.04	$(0.25)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The attestation report on our internal control over financial reporting as of December 31, 2015, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

Changes in Internal Controls - There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to monitor the effectiveness of our internal controls and make necessary modifications to our processes and testing as appropriate on an on-going basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ciber, Inc.

We have audited Ciber, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December, 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 18, 2016

Item 9B.     Other Information

Not applicable.

Part III

The information required by Part III is omitted from this Report on Form 10-K because the Registrant will file a definitive proxy statement for its 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement"), within 120 days after December 31, 2015, and certain information included therein is incorporated herein by reference.

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

Because our common stock is listed on the New York Stock Exchange (the “NYSE”), our chief executive officer is required to make, and will make, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer will make his annual certification to that effect to the NYSE within the 30-day period following our 2016 Annual Meeting of Stockholders.   Additionally, the Company's chief executive officer and chief financial officer certifications required by Section 302 of the Sarbanes-Oxley Act are included as Exhibits 31.1 and 31.2 in this Annual Report on Form 10-K.

The additional information required by this item is incorporated by reference from Ciber's 2016 Proxy Statement.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation" and "Corporate Governance Practices" in Ciber's 2016 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference from the sections captioned "Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in Ciber's 2016 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Party Transactions" and "Corporate Governance Practices" in Ciber's 2016 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned "Independent Registered Public Accounting Firm" in Ciber's 2016 Proxy Statement.

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		The following financial statements are filed as part of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Operations — Years Ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2015, 2014 and 2013
		Consolidated Balance Sheets — December 31, 2015 and 2014
		Consolidated Statements of Shareholders' Equity — Years Ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014 and 2013
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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Date Filed
2.1	Asset Purchase Agreement by and between Ciber, Inc. and CRGT Inc., dated January 21, 2012	8-K	001-13103	1/23/2012
2.2	Asset Purchase Agreement by and between Ciber, Inc. and Savvis Communications Corporation, dated July 28, 2012	10-Q	001-13103	8/7/2012
3.1	Restated Certificate of Incorporation of Ciber, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of Ciber, Inc., as adopted January 25, 2016	8-K	001-13103	1/26/2016
3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock	8-K	001-13103	5/18/2015
4.1	Form of Common Stock Certificate	S-1	33-74774	2/2/1994
4.2	First Amended and Restated Rights Agreement, dated as of May 2, 2008, between Ciber, Inc. and Wells Fargo Bank, National Association	8-A/A	001-13103	5/2/2008
4.3	Amendment No. 1 to First Amended and Restated Rights Agreement	8-K	001-13103	5/18/2015
10.1*	Form of Change of Control Agreement, adopted February 18, 2003	10-K	001-13103	3/27/2003
10.2*	Form of Indemnification Agreement, adopted February 18, 2003	10-K	001-13103	3/27/2003
10.3*	Letter Agreement, effective as of June 16, 2011, between Ciber, Inc. and Bobby G. Stevenson	8-K	001-13103	6/17/2011
10.4**	Letter Agreement by and between Ciber, Inc. and CRGT Inc., dated March 9, 2012	10-K	001-13103	3/12/2012
10.5
Credit Agreement, by and among Ciber, Inc., as U.S. borrower, certain foreign subsidiaries of Ciber, Inc., as European borrowers, Wells Fargo Bank, N.A., as administrative agent, lead arranger, sole arranger, sole book runner and U.K. security trustee, and the lenders from time to time party thereto, dated as of May 7, 2012
		8-K	001-13103	5/8/2012
10.6	Guaranty and Security Agreement, by and among Ciber, Inc. and certain subsidiaries of Ciber, Inc., in favor of Wells Fargo Bank, N.A., in its capacity as administrative agent, dated May 7, 2012	8-K	001-13103	5/8/2012
10.7	Amendment No. 2 to Wells Fargo Credit Agreement, dated March 26, 2013	10-Q	001-13103	4/30/2013
10.8*	Employment Agreement between M. Sean Radcliffe and Ciber, Inc. dated June 10, 2013		Filed herewith
10.9*	Release of Claims between Ciber, Inc. and David Peterschmidt, dated March 25, 2014	10-Q	001-13103	7/29/2014
10.10*	Settlement Agreement between Ciber, Inc. and Lone Star Value Management, LLC dated April 11, 2014	8-K	001-13103	4/11/2014
10.11*	Employment Agreement between Christian Mezger and Ciber, Inc. dated April 14, 2014	10-Q	001-13103	4/29/2014
10.12*	Employment Agreement between Michael Boustridge and Ciber, Inc. dated June 12, 2014	10-Q	001-13103	7/29/2014
10.13*	Employment Agreement between Tina Piermarini and Ciber, Inc. dated June 13, 2014	10-Q	001-13103	7/29/2014
10.14*	Michael Boustridge Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement	10-Q	001-13103	10/28/2014
10.15*	Michael Boustridge Notice of Grant of Stock Options and Option Agreement	10-Q	001-13103	10/28/2014
10.16*	Tina Piermarini Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement	10-Q	001-13103	10/28/2014
10.17
Stockholder Agreement by and between Ciber, Inc. and Bobby G. Stevenson, the 1989 Bobby G. Stevenson Revocable Trust, the Bobby G. Stevenson Revocable Trust, and the Dixie Foundation, dated March 29, 2015
		8-K	001-13103	4/2/2015
10.18*	Separation and General Release Agreement dated April 1, 2015 between Ciber, Inc. and Paul A. Jacobs	8-K	001-13103	4/2/2015
10.19*	Director Resignation and General Release Agreement dated April 1, 2015 between Ciber, Inc. and James C. Spira	8-K	001-13103	4/2/2015
10.20*	Ciber, Inc. Amended and Restated 2004 Incentive Plan	8-K	001-13103	6/26/2015
10.21*	Form of Global Restricted Stock Unit Agreement pursuant to the Amended and Restated 2004 Incentive Plan		Filed herewith
10.22*	Form of Global Performance Stock Unit Agreement pursuant to the Amended and Restated 2004 Incentive Plan		Filed herewith

10.23*	Form of Global Performance Stock Unit Agreement for 162(m) Awards pursuant to the Amended and Restated 2004 Incentive Plan	Filed herewith
10.24*	Amended and Restated Employment Agreement between Michael Boustridge and Ciber, Inc., dated December 21, 2015	Filed herewith
21.1	List of Subsidiaries of Ciber, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
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

Ciber, Inc.

By:	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date:	February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 18, 2016.

Signature	Title

/s/ Michael Boustridge	Chief Executive Officer, President and Director
Michael Boustridge	(Principal Executive Officer)

/s/ Christian M. Mezger	Chief Financial Officer
Christian M. Mezger	(Principal Financial Officer and Principal Accounting Officer)

*	Director
Richard K. Coleman, Jr.

*	Director
H. Paulett Eherhart

*	Director
Mark Floyd

*	Director
Jean-Francois Heitz

*	Director
Stephen S. Kurtz

*	Director
Mark Lewis

*	Founder and Director
Bobby G. Stevenson

*By:	/s/ M. Sean Radcliffe
M. Sean Radcliffe
Attorney-in-Fact