Form 10-Q
period 2016-03-31
CIBER INC
filed 2016-05-10
CIK 918581

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-13103
Ciber, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	38-2046833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 South Fiddler’s Green Circle, Suite 600E, Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)
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

There were 80,680,752 shares of the registrant’s Common Stock outstanding as of May 2, 2016.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES
Consulting services	$166,238	$191,054
Other revenue	8,813	10,951
Total revenues	175,051	202,005
OPERATING EXPENSES
Cost of consulting services	129,443	143,795
Cost of other revenue	4,864	6,495
Selling, general and administrative	49,223	45,718
Goodwill Impairment	85,923	—
Amortization of intangible assets	593	—
Restructuring charges	345	61
Total operating expenses	270,391	196,069
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(95,340)	5,936

Interest expense	(544)	(314)
Other expense, net	(132)	(153)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(96,016)	5,469
Income tax expense	948	1,251
INCOME (LOSS) FROM CONTINUING OPERATIONS	(96,964)	4,218
Loss from discontinued operations, net of income tax	(36)	(42)
CONSOLIDATED NET INCOME (LOSS)	(97,000)	4,176
Net income attributable to noncontrolling interests	20	2
NET EARNINGS (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(97,020)	$4,174

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(1.21)	$0.05
Discontinued operations	—	—
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(1.21)	$0.05

Weighted average shares outstanding:
Basic	80,210	78,727
Diluted	80,210	79,537

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Consolidated net income (loss)	$(97,000)	$4,176
Foreign currency translation adjustments	4,557	(13,077)
Comprehensive loss	(92,443)	(8,901)
Comprehensive income attributable to noncontrolling interests	20	2
Comprehensive loss attributable to Ciber, Inc.	$(92,463)	$(8,903)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,412	$20,404
Accounts receivable, net of allowances of $2,438 and $2,130, respectively	160,616	169,501
Prepaid expenses and other current assets	26,440	26,340
Total current assets	205,468	216,245

Property and equipment, net of accumulated depreciation of $35,597 and $37,849, respectively	21,214	22,447
Goodwill	173,115	256,736
Intangibles, net	2,792	—
Other assets	5,059	6,843

TOTAL ASSETS	$407,648	$502,271

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$38,900	$—
Accounts payable	27,410	34,980
Accrued compensation and related liabilities	35,831	31,152
Deferred revenue	12,071	14,238
Income taxes payable	957	575
Other accrued expenses and liabilities	24,977	29,384
Total current liabilities	140,146	110,329

Long-term debt	—	32,680
Deferred income taxes	31,263	30,571
Other long-term liabilities	7,058	8,794
Total liabilities	178,467	182,374

Commitments and contingencies (see Note 9)

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 80,391 and 80,057 shares issued, respectively	804	801
Treasury stock, at cost, 22 and 32 shares, respectively	(47)	(113)
Additional paid-in capital	371,317	369,228
Accumulated deficit	(115,354)	(17,903)
Accumulated other comprehensive loss	(28,145)	(32,702)
Total Ciber, Inc. shareholders' equity	228,575	319,311
Noncontrolling interests	606	586
Total equity	229,181	319,897

TOTAL LIABILITIES AND EQUITY	$407,648	$502,271

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Ciber, Inc.
	Common Stock		Treasury Stock					Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2016	80,057	$801	(32)	$(113)	$369,228	$(17,903)	$(32,702)	$319,311	$586	$319,897
Consolidated net income	—	—	—	—	—	(97,020)	—	(97,020)	20	(97,000)
Foreign currency translation	—	—	—	—	—	—	4,557	4,557	—	4,557
Shares issued under employee share plans, net	334	3	10	66	138	(431)	—	(224)	—	(224)
Share-based compensation	—	—	—	—	1,951	—	—	1,951	—	1,951
BALANCES AT March 31, 2016	80,391	$804	(22)	$(47)	$371,317	$(115,354)	$(28,145)	$228,575	$606	$229,181

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(97,000)	$4,176
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Loss from discontinued operations	36	42
Goodwill impairment	85,923	—
Depreciation	1,523	1,357
Amortization of intangible assets	593	—
Deferred income tax expense	1,274	1,313
Provision for (recovery of) doubtful receivables	308	(149)
Share-based compensation expense	1,951	1,756
Amortization of debt costs	189	143
Other, net	4	2,728
Changes in operating assets and liabilities:
Accounts receivable	10,052	(5,429)
Other current and long-term assets	666	(3,507)
Accounts payable	(7,877)	(8,553)
Accrued compensation and related liabilities	4,700	(23,231)
Other current and long-term liabilities	(5,396)	(4,032)
Income taxes payable/refundable	(330)	(191)
Cash used in operating activities — continuing operations	(3,384)	(33,577)
Cash used in operating activities — discontinued operations	(128)	(127)
Cash used in operating activities	(3,512)	(33,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(5,298)	(1,215)
Cash used in investing activities — continuing operations	(5,298)	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on long-term debt	43,613	91,341
Payments on long-term debt	(37,638)	(83,563)
Employee stock purchases and options exercised	141	456
Purchase of shares for employee tax withholdings	(365)	(398)
Purchase of treasury stock	—	(762)
Cash provided by financing activities — continuing operations	5,751	7,074
Effect of foreign exchange rate changes on cash and cash equivalents	1,067	(1,298)
Net decrease in cash and cash equivalents	(1,992)	(29,143)
Cash and cash equivalents, beginning of period	20,404	45,858
Cash and cash equivalents, end of period	$18,412	$16,715

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of Ciber, Inc. and its wholly-owned subsidiaries (together, “Ciber,” “the Company,” “we,” “our,” or “us”) and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2015.

Management believes the accompanying unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operation for the full fiscal year.

As fully explained in Note 4, due to the balance available for borrowing under our Asset Based Lending Facility (“ABL Facility”) falling below $15 million during the three months ended March 31, 2016, we became subject to certain covenants including a Fixed Charge Coverage Ratio. We were not in compliance with the Fixed Charge Coverage Ratio covenant at March 31, 2016 and subsequently. Because this non-compliance would allow our lender to accelerate the indebtedness making it due and payable immediately, the amount due under the ABL Facility is classified as a current liability in our balance sheet at March 31, 2016. Our lender has not requested full payment of the facility, but if such action occurred, the Company believes it would be difficult to immediately pay the amount due upon request. Further, due to the default, the Company’s ability to draw additional amounts from the ABL Facility could be limited. Management is currently seeking a covenant waiver and implementing actions to be in compliance with the ABL Facility covenants. Management evaluated its working capital, cash flows and operating forecasts and currently believes, based on this evaluation, the Company can continue to operate for the foreseeable future and will be able to cure the covenant defaults, although this cannot be assured. Additionally, as a normal course of business or as a result the debt being called, we may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing. The financial statements are prepared on a basis that the Company will continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of the standard is when an entity transfers goods or services to customers, it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is expected to be effective for annual periods beginning after December 15, 2017, and for interim periods within that year, and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  We do not anticipate that this guidance will materially impact our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") which is intended to increase transparency and comparability among organizations by recognizing all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. This standard is to be applied with a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" ("ASU 2016-08"). The amendments are intended to improve the operability and understandability of the implementation guidance on principal     versus agent considerations. The effective date for this ASU is the same effective date for ASU 2014-09. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements.

Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-4)” which is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015 and we have elected to adopt the guidance prospectively. The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which involves accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The adoption of this guidance did not have an impact on our consolidated financial statements.

PRSU Grant

On January 26, 2015, June 24, 2015, July 1, 2015 and August 10, 2015, we granted 79,761, 69,558, 47,550 and 5,000 Performance Based Restricted Share Units ("PRSUs"), respectively, to our executives. On January 1, 2016, we granted 201,868 PRSUs to our executives. The performance conditions include both an internal performance condition and an external market-based condition. We have valued the external market-based condition using a Monte Carlo approach. Probability of reaching the internal performance condition is assessed quarterly and the associated expense is adjusted based on the target expected to be achieved. There is the potential for 590,605 shares of common stock to vest under these grants if maximum performance targets are achieved. There were no shares that vested and 5,000 shares forfeited during 2016.

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

The carrying value of the outstanding borrowings under the Company's ABL Facility, as defined in Note 4, approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed since entering into the facility in May 2012. If Ciber's credit risk were to change, we would estimate the fair value of our borrowings using a discounted cash flow analysis based on current rates expected to be available from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be Level 2 of the GAAP Valuation hierarchy.

(2) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(96,964)	$4,218
Net income attributable to noncontrolling interests	20	2
Net income (loss) attributable to Ciber, Inc. from continuing operations	(96,984)	4,216
Loss from discontinued operations, net of income tax	(36)	(42)
Net income (loss) attributable to Ciber, Inc.	$(97,020)	$4,174

Denominator:
Basic weighted average shares outstanding	80,210	78,727
Dilutive effect of employee stock plans	—	810
Diluted weighted average shares outstanding	80,210	79,537

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(1.21)	$0.05
Discontinued operations	—	—
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(1.21)	$0.05

Anti-dilutive securities omitted from the calculation	4,515	2,768

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

(3) Goodwill

During the first quarter of 2016, the Company observed a sustained decrease in the stock price and lower than expected earnings during the three months ended March 31, 2016, thereby providing a potential indicator of goodwill impairment. As a result, the Company initiated an impairment test in the three months ended March 31, 2016.

We compared the carrying values of our International and North America reporting units to their estimated fair values at March 31, 2016. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 17% and 14% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 5 and 6, respectively, under the market approach using the guideline public company method and approximately 7 and 7, respectively, under the market approach using the guideline transaction method in order to value each of our reporting units. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completing step one of the impairment test for each reporting unit, the Company determined that the carrying fair value of the North America reporting unit was greater than the carrying value by approximately 30%. It was determined that the carrying fair value of International reporting unit was less than the carrying value by approximately 30%, thus indicating potential impairment and requiring step two analysis.

The Company performed the second step of the goodwill test to determine the implied fair value of goodwill for the International reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships, trade name and workforce.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this preliminary assessment using reasonable estimates for the theoretical purchase price allocation, we recognized a preliminary impairment charge of $85.9 million in the three months ended March 31, 2016, which represented 69% of the goodwill of the International reporting unit prior to the impairment charge.  The preliminary impairment charge will be subject to adjustments when the step two test is finalized in the quarter ending June 30, 2016. The preliminary impairment charge in our International reporting unit is primarily a result of the decreased operating performance of the reporting unit, including a lag in new sales and our inability to achieve operational efficiencies.

We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

The changes in the carrying amount of goodwill during the three months ended March 31, 2016, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2016	$123,055	$133,681	$256,736
Goodwill Impairment	(85,923)	—	(85,923)
Effect of foreign exchange rate changes	2,302	—	2,302
Balance at March 31, 2016	$39,434	$133,681	$173,115

(4) Borrowings

We have an ABL Facility of up to $60 million with Wells Fargo Bank, N.A ("Wells Fargo"). The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $54.2 million at March 31, 2016. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of March 31, 2016, we had $39.5 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. The ABL Facility includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility.

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days.  Due to the balance available for borrowing falling below $15 million during the three months ended March 31, 2016, we became subject to the Fixed Charge Coverage Ratio and we were not in compliance with the Fixed Charge Coverage Ratio at March 31, 2016.

Due to the default in the Fixed Charge Coverage Ratio at March 31, 2016, the lender has the right to declare all outstanding debt under the ABL Facility immediately due and payable, and thus, the Company has reclassified all long-term debt to current portion of long-term debt on our balance sheet at March 31, 2016. Our lender has not requested full payment of the facility, but if such action occurred, the Company believes it would be difficult to immediately pay the amount due upon request. Further, due to the default, the Company’s ability to draw additional amounts from the ABL Facility could be limited. Management is currently seeking a covenant waiver and implementing actions to be in compliance with the ABL Facility covenants.

Management evaluated its working capital, cash flows and operating forecasts and currently believes, based on this evaluation, the Company can continue to operate for the foreseeable future and will be able to cure the covenant defaults, although this cannot be assured. There can be no assurance that we will achieve or be in compliance with these bank covenants until operating cash flow improves.
Additionally, as a normal course of business or as a result the debt being called, we may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing.
Management believes that other sources of credit or financing would be available to us; however, cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.

The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the three months ended March 31, 2016, Wells Fargo notified us that we had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable the German borrowers, which we cured in March 2016. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the three months ended March 31, 2016. We currently are working with Wells Fargo to cure this non-compliance.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the three months ending March 31, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility.
The ABL Facility provides that Wells Fargo Bank would take dominion over our U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (a) an event of default has occurred and is continuing or (b) Ciber fails to maintain excess availability of at least the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments at any time.  During such times as was applicable during the three months ended March 31, 2016, and subsequently, Wells Fargo had the ability to exercise dominion over our U.S. cash and cash receipts. Wells Fargo has not exercised its right to apply our U.S. cash and cash receipts to the ABL Facility; however, Wells Fargo will continue to have dominion over our U.S. cash and cash receipts until (a) no event of default is continuing and (b) excess availability has equaled or exceeded the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments under the ABL Facility for 30 consecutive days.

In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on our balance sheet. At March 31, 2016, we had $4.5 million of foreign borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

(5) Financial Instruments

We are exposed to certain risks related to our ongoing business operations.  From time to time, we may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

During the three months of 2016 and 2015, we entered into various foreign currency forwards related to intercompany transactions denominated in a foreign currency. These forwards allow us to manage our foreign currency exposure with respect to the Euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months, and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Foreign currency forward contracts	$169	$2,461
Total realized and unrealized gain (loss) on derivatives	$169	$2,461
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

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2016:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

NOK	44,100,000	EUR	4,682,175	4/29/2016
USD	11,200,000	EUR	9,829,994	4/29/2016
EUR	7,000,000	GBP	5,553,870	4/29/2016
AUD	2,950,000	EUR	1,983,327	4/29/2016
EUR	1,300,000	SEK	12,003,290	4/29/2016
AUD	360,432	NZD	400,000	4/29/2016
INR	507,282,975	USD	7,650,000	4/29/2016
INR	233,478,980	EUR	3,100,000	4/29/2016
USD	1,000,000	GBP	695,410	4/29/2016

(6) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(6,510)	$1,268
Foreign	(89,506)	4,201
Total	$(96,016)	$5,469

Income tax expense:
U.S.	$612	$674
Foreign	336	577
Total	$948	$1,251

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level.

(7) Restructuring Charges

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and was completed in the third quarter of 2015. The 2014 Plan impacted approximately 290 people. The total amount of the restructuring charges for the 2014 Plan was approximately $27 million, substantially all of which was settled in cash. The total estimated restructuring expenses included approximately $20 million related to employee severance and related benefits and approximately $7 million related to professional fees, office closures and other expenses.

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during the three months ended March 31, 2016, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2016	$1,791	$990	$2,781
Restructuring charge	—	—	—
Non-cash items	—	—	—
Cash paid	(1,541)	—	(1,541)
Foreign exchange rate changes	44	—	44
Restructuring liability, as of March 31, 2016	$294	$990	$1,284

For the three months ended March 31, 2016, the Company recognized employee severance and related benefits of $0.3 million. These costs represent additional restructuring activities outside of the original restructuring plans. As of March 31, 2016 and December 31, 2015, additional restructuring liabilities of $0.8 million and $0.7 million, respectively, were included in other accrued expenses.

(8) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues:
International	$75,964	$96,687
North America	99,585	105,567
Other	764	788
Inter-segment	(1,262)	(1,037)
Total revenues	$175,051	$202,005

Operating income (loss) from continuing operations:
International	$(1,036)	$6,413
North America	6,544	9,996
Other	125	76
Corporate expenses	(14,112)	(10,488)
Operating income from continuing operations before goodwill impairment, amortization and restructuring charges	(8,479)	5,997
Goodwill impairment	(85,923)	—
Amortization of intangible assets	(593)	—
Restructuring charges	(345)	(61)
Total operating income (loss) from continuing operations	$(95,340)	$5,936

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.  References to “we,” “our,” “us,” “the Company,” or “Ciber” in this Quarterly Report on Form 10-Q refer to Ciber, Inc. and its subsidiaries.

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
For a more detailed discussion of our risk factors, see the information under the “Risk Factors” heading in this Quarterly Report on Form 10-Q and other documents filed with or furnished to the SEC.  We undertake no obligation to publicly update any forward-looking statements in light of new information or future event other than as required by law.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

Restructuring

On July 25, 2014, we approved a restructuring plan focused on the implementation of a go-to-market model, realigning the organization and improving our near and offshore delivery mix ("the 2014 Plan"). The 2014 Plan commenced in the third quarter of 2014 and was completed in the third quarter of 2015. The 2014 Plan impacted approximately 290 people. The total amount of the restructuring charges for the 2014 Plan was approximately $27 million, substantially all of which was settled in cash. The total estimated restructuring expenses included approximately $20 million related to employee severance and related benefits and approximately $7 million related to professional fees, office closures and other expenses.

Our 2014 Plan had restructuring liabilities of $2.8 million at December 31, 2015, of which Ciber paid $1.5 million in the three months ended March 31, 2016. The remaining liability of $1.3 million is recorded in other accrued expenses as of March 31, 2016.

Results of Operations — Comparison of the Three Months Ended March 31, 2016 and 2015

The following table and related discussion provide information about our consolidated financial results for the periods and are presented in dollars and expressed as a percentage of revenue:

	Three Months Ended March 31,
	2016		2015
	(Dollars in thousands)
Consulting services	$166,238	95.0%	$191,054	94.6%
Other revenue	8,813	5.0	10,951	5.4
Total revenues	$175,051	100.0%	$202,005	100.0%

Gross profit - consulting services	$36,795	22.1%	$47,259	24.7%
Gross profit - other revenue	3,949	44.8	4,456	40.7
Gross profit - total	40,744	23.3	51,715	25.6

SG&A costs	49,223	28.1	45,718	22.6
Goodwill Impairment	85,923	49.1	—	—
Amortization of intangible assets	593	0.3	—	—
Restructuring charges	345	0.2	61	—
Operating income (loss) from continuing operations	(95,340)	(54.5)	5,936	2.9

Interest expense	(544)	(0.3)	(314)	(0.2)
Other expense, net	(132)	(0.1)	(153)	(0.1)

Income (loss) from continuing operations before income taxes	(96,016)	(54.9)	5,469	2.7
Income tax expense	948	0.5	1,251	0.6

Net income (loss) from continuing operations	$(96,964)	(55.4)%	$4,218	2.1%

Revenue by segment from continuing operations was as follows:

	Three Months Ended March 31,
	2016	2015	% change
	(In thousands)
International	$75,964	$96,687	(21.4)%
North America	99,585	105,567	(5.7)
Other	764	788	(3.0)
Inter-segment	(1,262)	(1,037)	(21.7)
Total revenues	$175,051	$202,005	(13.3)%
_____________
n/m = not meaningful

 Revenues.  For the three months ended March 31, 2016, total revenues decreased $27.0 million, or 13.3% in U.S. dollars in comparison to the three months ended March 31, 2015. In local currency, revenues decreased 10.7%, as compared with the three months ended March 31, 2015. This change is attributable to the following:

•
International revenues decreased $20.7 million, or 21.4% overall, and decreased 15.8% in local currency compared with the three months ended March 31, 2015. Revenues declined primarily related to decreased revenue in the United Kingdom ("U.K."), Norway and Germany primarily due to less available resources in these countries.

•
North America revenues decreased $6.0 million, or 5.7%, compared to the three months ended March 31, 2015. This decrease is primarily a result of a decline in our Oracle practice due to a low level of bookings and project cost overruns and declines in the Talent Services, SAP and ADM practices due to projects ending or ramping down. This decrease was partially offset by an increase in revenue in our Infor and transformation services practices during the three months ended March 31, 2015, due to a new projects started in the second half of 2015.

Gross Profit.  Gross profit margin decreased to 23.3% for the three months ended March 31, 2016, compared to 25.6% for the same period in 2015. Gross profit margin for our International segment decreased primarily due to increased labor costs for both our internal resources as well as subcontractors, and slightly lower utilization. North America gross profit margin decreased compared to the three months ended March 31, 2015 due to lower margins in our ADM services. This was partially offset by improved margins in our ISV services.

Selling, general and administrative costs.  Our SG&A costs increased $3.5 million, or 7.7%, to $49.2 million for the three months ended March 31, 2016, from $45.7 million for the three months ended March 31, 2015. International SG&A costs increased compared to the three months ended March 31, 2015 due primarily to the impact of changes in foreign currency exchange rates. North America SG&A costs compared to the three months ended March 31, 2015 decreased due to a reduction in pursuit costs and bonus costs, partially offset by investments in various practices. Our corporate SG&A costs increased primarily due to an increase in consulting costs and an increase in legal fees related to outstanding litigation, as compared to the three months ended March 31, 2015.

Operating income (loss).  Our operating loss was $95.3 million for the three months ended March 31, 2016, as compared to operating income of $5.9 million for the same period of 2015. This change was primarily due to decreased revenues in our North America and International segments and increased SG&A costs.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended March 31,		% change	2016 % of revenue*	2015 % of revenue*
	2016	2015
	(In thousands)
International	$(1,036)	$6,413	(116.2)%	(1.4)%	6.6%
North America	6,544	9,996	(34.5)	6.6	9.5
Other	125	76	64.5	16.4	9.6
Corporate expenses	(14,112)	(10,488)	(34.6)	(8.1)	(5.2)
Operating income from continuing operations before goodwill impairment, amortization and restructuring charges	(8,479)	5,997	(241.4)	(4.8)	3.0
Goodwill Impairment	(85,923)	—	100.0	(49.1)	—
Amortization of intangible assets	(593)	—	100.0	(0.3)	—
Restructuring charges	(345)	(61)	n/m	(0.2)	—
Total operating income (loss) from continuing operations	$(95,340)	$5,936	n/m	(54.5)%	2.9%

*International, North America and Other calculated as a % of their respective revenue. All other items are calculated as a % of total revenue. Column may not total due to rounding.

•
International operating loss was $1.0 million for the three months ended March 31, 2016 compared to operating income of $6.4 million for the three months ended March 31, 2015. This decrease was due to reduced revenues from fewer resources available.

•
North America operating income decreased $3.5 million, or 34.5% compared to the three months ended March 31, 2015. The decrease was a result of a decline in revenue and profitability in the Oracle, ADM, Talent Services and SAP practices, partially offset by an increase in Infor and Transformation Services revenues and profitability.

•
Corporate expenses increased $3.6 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in consulting costs and legal fees related to outstanding litigation.

Goodwill Impairment.  Goodwill impairment was $85.9 million during the three months ended March 31, 2016. The charge was in our International segment as a result of our impairment test performed in the three ended March 31, 2016, which was triggered by a sustained decrease in the stock price and lower than expected earnings during the three months ended March 31, 2016.

Amortization of intangible assets. Amortization of intangible assets increased $0.6 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase is due to a write off intangibles of $0.3 million in our International segment, as well as amortization in the amount of $0.3 million related to internally developed software which was placed into place during the second half of 2015.

Restructuring charges. Restructuring charges increased $0.3 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2016. This increase is due to employee severance and related benefits. These costs represent additional restructuring activities outside of the original restructuring plans.

Interest expense.  Interest expense increased $0.2 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 primarily related to higher borrowings compared to the three months ended March 31, 2015.

Other expense, net.  Other expense, net remained stagnant for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(6,510)	$1,268
Foreign	(89,506)	4,201
Total	$(96,016)	$5,469

Income tax expense:
U.S.	$612	$674
Foreign	336	577
Total	$948	$1,251

 Due to our history of domestic losses, we have a full valuation allowance for all net U.S. deferred tax assets, including our net operating loss and tax credit carryforwards. As a result, we cannot record any tax benefits for additional U.S. incurred losses and any U.S. income is offset by a reduction in valuation allowance. Irrespective of our income or loss levels, we continue to record deferred U.S. tax expense related to tax-basis goodwill amortization. We expect to record approximately $2.4 million in 2016.

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Liquidity and Capital Resources

At March 31, 2016, we had $99.8 million in working capital, which represented a decrease from $105.9 million at December 31, 2015.  Our current ratio was 1.9:1 at March 31, 2016, compared to 2.0:1 at December 31, 2015.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. In addition, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate, and lower our borrowing base under our credit facility. At our currently forecasted levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections, combined with cash management measures we recently have implemented, will be sufficient to meet our projected operating and capital expenditure requirements through the second quarter of 2016. We are exploring options to raise additional funds through public or private equity or equity linked securities, or debt financing, select asset dispositions, and other measures to extend that period to an additional twelve months. Should additional capital resources not become available to us through such measures, or should additional capital resources only be available on unfavorable terms, we would be required to make changes to our operating expense levels and capital expenditures to extend that period and would likely need to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity or equity linked securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the incurrence of additional indebtedness, we may be subject to additional contractual restrictions on our business.

Our balance of cash and cash equivalents was $18.4 million at March 31, 2016, compared to $20.4 million at December 31, 2015. Our domestic cash balances are generally used to reduce our outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. Our credit agreement also provides for foreign borrowings, if needed. We have not provided for additional U.S. income taxes on the undistributed earnings of foreign subsidiaries that qualify for the indefinite reinvestment exception, where we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. While most of our foreign earnings qualify, we have provided for additional U.S. income taxes on foreign earnings that do not meet the requirements of the indefinite reinvestment exception. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(3,384)	$(33,577)
Investing activities	(5,298)	(1,215)
Financing activities	5,751	7,074
Net cash used in continuing operations	(2,931)	(27,718)

Cash used in operating activities — discontinued operations	(128)	(127)
Net cash used in discontinued operations:	(128)	(127)
Effect of foreign exchange rate changes on cash and cash equivalents	1,067	(1,298)
Net decrease in cash and cash equivalents	$(1,992)	$(29,143)

Operating activities.  Cash used in operating activities used in continuing operations was $3.4 million during the three months ended March 31, 2016, compared with $33.6 million for the three months ended March 31, 2015. A decrease in normal short-term working capital items, particularly from a decrease in accounts receivable and an increase in accrued liabilities, contributed to the decrease in cash used in operating activities from continuing operations during the current three month period as compared to the same period in the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $1.8 million for restructuring-related costs in the first three months of 2016 compared to $5.8 million in the first three months of 2015. In 2016, these costs were related to severance expense, primarily in our International segment and real estate-related costs. In 2015, restructuring costs were related to severance expense, primarily in our International segment, professional fees and real estate-related costs.  During the three months ended March 31, 2016, and 2015 our domestic operations provided $3.1 million and used $19.6 million, respectively, of cash from continuing operations while our International operations used $6.5 million and $14.0 million, respectively, during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the middle part of the year with improvements in the later portion of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $160.6 million at March 31, 2016, from $169.5 million at December 31, 2015.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 71 days at March 31, 2016, from 64 days at December 31, 2015, an increase of 7 days, compared with DSO of 63 days at March 31, 2015, and 57 days at December 31, 2014, an increase of 6 days. We experienced increased DSO both in North America and International in the first quarter of 2016. This DSO increase is a result of decreased collections and increased unbilled receivables associated with fixed price projects.

Accrued compensation and related liabilities fluctuate from period to period based on several primary factors, including the timing of our normal bi-weekly U.S. payroll cycle and the timing of variable compensation payments. Bonuses are typically accrued throughout the year, and paid either quarterly or annually, based on the applicable bonus program associated with an employee's role and country in which he or she works and the extent to which bonus pools are funded, based on corporate performance.  As such, bonus payments can fluctuate from quarter to quarter. Accounts payable and other accrued liabilities typically fluctuate based on when we receive actual vendor invoices and when they are paid.  The largest of such items typically relates to vendor payments for IT hardware and software products that we resell and payments to services-related subcontractors.

On May 6, 2016, due to an operational failure by the Company's third party payroll vendor, the Company's U.S. payroll was not completed. This failure was due solely to an error by the third party vendor and was not due to any lack of funds or deficiency in internal controls at the Company.

Investing activities.  Spending on property and equipment increased to $5.3 million during the three months ended March 31, 2016, from $1.2 million in the same period of 2015. Our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period. The fluctuation from 2015 to 2016 was due to continuing spend related to a global ERP system implementation expected to go-live in mid-2016.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the three months ended March 31, 2016, we had net borrowings on our ABL Facility of $6.0 million, compared with $7.8 million for the three months ended March 31, 2015. In the first three months of 2015 we also purchased $0.8 million of treasury stock under our publicly announced buyback plan.

Credit Agreement.  We have an ABL Facility of up to $60 million with Wells Fargo Bank, N.A ("Wells Fargo"). The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $54.2 million at March 31, 2016. The ABL Facility provides for borrowings in the United States, the Netherlands, the United Kingdom and Germany and matures on May 7, 2017. As of March 31, 2016, we had $39.5 million outstanding under the ABL Facility. We expect our borrowings to fluctuate based on our working capital needs. Our obligations under the ABL Facility are guaranteed by us and are secured by substantially all of our U.S., Netherlands, United Kingdom, and German assets. The ABL Facility includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

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

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days. Due to the balance available for borrowing falling below $15 million during the three months ended March 31, 2016, we became subject to the Fixed Charge Coverage Ratio and we were not in compliance with the Fixed Charge Coverage Ratio at March 31, 2016.

Due to the default in the Fixed Charge Coverage Ratio at March 31, 2016, the lender has the right to declare all outstanding debt under the ABL Facility immediately due and payable, and thus, the Company has reclassified all long-term debt to current portion of long-term debt on our balance sheet at March 31, 2016. Our lender has not requested full payment of the facility, but if such action occurred, the Company believes it would be difficult to immediately pay the amount due upon request. Further, due to the default, the Company’s ability to draw additional amounts from the ABL Facility could be limited. Management is currently seeking a covenant waiver and implementing actions to be in compliance with the ABL Facility covenants.

Management evaluated its working capital, cash flows and operating forecasts and currently believes, based on this evaluation, the Company can continue to operate for the foreseeable future and will be able to cure the covenant defaults, although this cannot be assured. There can be no assurance that we will achieve or be in compliance with these bank covenants until operating cash flow improves.
Additionally, as a normal course of business or as a result the debt being called, we may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing.
Management believes that other sources of credit or financing would be available to us; however, cannot predict at this time what types of credit or financing would be available in the future, the costs of such credit or financing, or that the terms of any amended or new facility will not be materially less favorable to the Company.

The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the three months ended March 31, 2016, Wells Fargo notified us that we had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable the German borrowers, which we cured in March 2016. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the three months ended March 31, 2016. We currently are working with Wells Fargo to cure this non-compliance.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the three months ending March 31, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility.

We are seeking appropriate accommodations with Wells Fargo to cure our defaults under the ABL Facility, one or more amendments or waivers. We may not be able to reach any accommodation, or obtain amendments or waivers, on favorable terms, if at all. If we are unable to reach an alternate resolution, Wells Fargo may have the right to exercise remedies specified in the ABL Facility, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration were to occur, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing. However, we may not be able to obtain such financing on favorable terms, if at all.

For more information on the specific risks we face due to the above defaults, see Part I. “Item 1A. Risk Factors” of this report.

The ABL Facility provides that Wells Fargo Bank would take dominion over our U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (a) an event of default has occurred and is continuing or (b) Ciber fails to maintain excess availability of at least the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments at any time. During such times as was applicable during the three months ended March 31, 2016, and subsequently, Wells Fargo had the ability to exercise dominion over our U.S. cash and cash receipts. Wells Fargo has not exercised its right to apply our U.S. cash and cash receipts to the ABL Facility; however, Wells Fargo will continue to have dominion over our U.S. cash and cash receipts until (a) no event of default is continuing and (b) excess availability has equaled or exceeded the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments under the ABL Facility for 30 consecutive days

In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we have any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on our balance sheet. At March 31, 2016, we had $4.5 million of foreign borrowings that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

Off-Balance Sheet Arrangements

We do not have any reportable off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the first quarter of 2016, the Company observed a sustained decrease in the stock price and lower than expected earnings during the three months ended March 31, 2016, thereby providing a potential indicator of goodwill impairment. As a result, the Company initiated an impairment test in the three months ended March 31, 2016.

We compared the carrying values of our International and North America reporting units to their estimated fair values at March 31, 2016. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 17% and 14% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 5 and 6, respectively, under the market approach using the guideline public company method and approximately 7 and 7, respectively, under the market approach using the guideline transaction method in order to value each of our reporting units. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completing step one of the impairment test for each reporting unit, the Company determined that the carrying fair value of the North America reporting unit was greater than the carrying value by approximately 30%. It was determined that the carrying fair value of International reporting unit was less than the carrying value by approximately 30%, thus indicating potential impairment and requiring step two analysis.

The Company performed the second step of the goodwill test to determine the implied fair value of goodwill for the International reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships, trade name and workforce.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this preliminary assessment using reasonable estimates for the theoretical purchase price allocation, we recognized a preliminary impairment charge of $85.9 million in the three months ended March 31, 2016, which represented 69% of the goodwill of the International reporting unit prior to the impairment charge.  The preliminary impairment charge will be subject to adjustments when the step two test is finalized in the quarter ending June 30, 2016. The preliminary impairment charge in our International reporting unit is primarily a result of the decreased operating performance of the reporting unit, including a lag in new sales and our inability to achieve operational efficiencies.

We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $173.1 million at March 31, 2016. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

For a description of our critical accounting policies and estimates, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2016, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2015, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We may need to raise additional capital to de-lever our balance sheet to allow us to continue as a going concern over the long term, but can provide no assurances of the terms thereof or how it will impact our shareholders.

As a result of our significant use of available borrowings under our ABL Facility, recent underperformance compared to expectations and challenging current market conditions, we may need to raise additional capital to de-lever our balance sheet to allow us to continue as a going concern in the long term. Any new capital investment, or capital raised in the context of an equity cure of a breach of our Fixed Charge Coverage Ratio and/or solvency covenant, as applicable, and may be in the form of equity or equity linked securities, and is likely to be substantially dilutive to existing shareholders. If we raise cash through the incurrence of additional indebtedness, we may be subject to additional contractual restrictions on our business. If our financial performance does not improve or additional third-party financing is not obtained, we anticipate that we will not regain compliance with the Fixed Charge Coverage Ratio and solvency covenant in our ABL Facility, unless such covenant is amended or compliance is waived. In the event of a covenant violation that remains uncured or that is not waived, the lenders have the right to declare all outstanding debt under the ABL Facility immediately due and payable and may not have sufficient cash to fulfill this obligation.

Our credit facility limits our operational and financial flexibility, and in addition we may require substantial additional capital to support our business, and this capital may not be available to us on acceptable terms, if at all.

We have an asset-based revolving line of credit of up to $60 million, with the amount available for borrowing at any time determined based on a valuation of our eligible accounts receivable. As of March 31, 2016, we had $39.5 million of borrowings outstanding under our revolving line of credit. Any borrowings we make under our credit facility are secured by liens on substantially all of our assets.

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

A default, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon the funds under the credit agreement. We may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not be on terms acceptable to us. This could materially adversely affect our results of operations and financial condition. Additionally, if we needed to obtain a waiver under, or an amendment to, the credit agreement in the future, or if we seek other financing, if available, our cost of borrowing could increase significantly. The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the three months ended March 31, 2016, Wells Fargo notified us that we had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable the German borrowers, which we cured in March 2016. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the three months ended March 31, 2016. We currently are working with Wells Fargo to cure this non-compliance.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the definition of solvency provided in the ABL Facility, the Company may have breached the solvency representation during the three months ending March 31, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility.

In addition, our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. In addition, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate, and lower our borrowing base under our credit facility. Management evaluated its working capital, cash flows and operating forecasts and currently believes, based on this evaluation, the Company can continue to operate for the foreseeable future and will be able to cure the covenant defaults, although this cannot be assured. Additionally, as a normal course of business or as a result the debt being called, we may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing.

Should additional capital resources not become available to us through such measures, or should additional capital resources only be available on unfavorable terms, we would be required to make changes to our operating expense levels and capital expenditures to extend that period and would likely need to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity or equity linked securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the incurrence of additional indebtedness, we may be subject to additional contractual restrictions on our business.

We may not be able to maintain compliance with the continued listing requirements of the New York Stock Exchange.
Our common stock is listed on the New York Stock Exchange (“NYSE”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. During first quarter of 2016, the Company observed a sustained decrease in the stock price and lower than expected earnings during the three months ended March 31, 2016. On May 9, 2016, the closing price of our common stock on the NYSE was $1.29. Under the listing standards of the NYSE, if we fail to maintain a minimum closing bid price of $1.00 for 30 consecutive business days, we may receive a notice from the NYSE that we are not in compliance with this rule, in which case the NYSE could commence suspension and delisting procedures. In the event we are not in, and do not regain compliance with the rule, our common stock will no longer be listed on the NYSE. The delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations. There can be no assurance that the Company will be able to sustain compliance with this rule or with the NYSE’s other listing requirements.

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
Fluctuations in our customers’ needs, changes in our customers’ industries, lack of client acceptance, uncertainty of global economic conditions or weakening economic conditions, competing technologies and services or reductions in corporate spending could cause the market for IT services and solutions to grow more slowly or could reduce demand for our services and solutions. For example, economic conditions have impacted some of our customers’ operations and technology spending and have caused some of our clients to delay, cancel or scale back their IT projects or IT spending, to seek lower pricing or extended payment terms or otherwise exert pricing pressure on us, to delay payments due to us and, as occurred with several clients, to enter into bankruptcy or liquidation. Our customer's deployment time frames may vary based on the applications being deployed, the complexity and scale of the customers' businesses, the configuration requirements, and other factors, many of which are beyond our control. Delayed and reduced demand for IT services have also resulted in reductions in the growth of new business and led to increased price competition for our offerings and increased the likelihood of entering into contracts that produce lower profit margins, which may materially adversely affect our revenues, results of operations and financial condition.

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

We have recorded several goodwill impairment charges in the past. During the first quarter of 2016, the Company observed a sustained decrease in our stock price and lower than expected earnings during the three months ended March 31, 2016, which provided a potential indicator of goodwill impairment. As a result of an impairment test for the three months ended March 31, 2016, we recorded an impairment charge of $85.9 million in the three months ended March 31, 2016. We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that goodwill impairment will not be required during future periods.

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
Provisions in our certificate of incorporation, as amended, and in our amended and restated bylaws, and Delaware General Corporate Law (the "DGCL"), may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which shareholders might otherwise receive a premium for their shares over then-current market prices. These provisions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended March 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate dollar value of shares that may yet be purchased under the plan (3)
January 1 to January 31	62,531	$3.34	—	$8,334,815
February 1 to February 29	7,772	$2.40	—	$8,334,815
March 1 to March 31	67,746	$2.03	—	$8,334,815
Total: January 1 to March 31, 2016	138,049	$2.64	—
(1) Includes 62,531, 7,772 and 67,746 shares purchased in January, February and March, respectively, to satisfy minimum tax withholdings for employee stock plans.
(2) On December 15, 2014, we announced a plan to buyback up to $10 million shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place.

(3) As of the last day of each month.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of Ciber, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of Ciber, Inc., as adopted January 25, 2016.	10-K	001-13103	2/18/2016
10.1	Amended and Restated Director Resignation Agreement by and between Stephen Kurtz and Ciber, Inc. dated March 15, 2016.	8-K	001-13103	4/4/2016
10.2	Employment Agreement between Eric Stine and Ciber, Inc. dated May 4, 2015.		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	May 10, 2016	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)