Form 10-Q
period 2016-06-30
CIBER INC
filed 2016-08-05
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 81,215,452 shares of the registrant’s Common Stock outstanding as of August 1, 2016.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Consulting services	$156,220	$187,246	$322,458	$378,300
Other revenue	9,692	10,698	18,505	21,649
Total revenues	165,912	197,944	340,963	399,949
OPERATING EXPENSES
Cost of consulting services	126,437	140,621	255,880	284,416
Cost of other revenue	5,453	5,618	10,317	12,113
Selling, general and administrative	55,908	48,030	105,131	93,748
Goodwill Impairment	29,560	—	115,483	—
Amortization of intangible assets	1,433	107	2,026	107
Restructuring charges	394	675	739	736
Total operating expenses	219,185	195,051	489,576	391,120
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(53,273)	2,893	(148,613)	8,829

Gain on sale of assets	6,930	—	6,930	—
Interest expense	(703)	(427)	(1,247)	(741)
Other expense, net	(637)	(225)	(769)	(378)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(47,683)	2,241	(143,699)	7,710
Income tax expense	4,039	1,090	4,987	2,341
INCOME (LOSS) FROM CONTINUING OPERATIONS	(51,722)	1,151	(148,686)	5,369
Gain (loss) from discontinued operations, net of income tax	384	(16)	348	(58)
CONSOLIDATED NET INCOME (LOSS)	(51,338)	1,135	(148,338)	5,311
Net income (loss) attributable to noncontrolling interests	15	(10)	35	(8)
NET EARNINGS (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(51,353)	$1,145	$(148,373)	$5,319

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.64)	$0.01	$(1.85)	$0.07
Discontinued operations	—	—	0.01	—
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.64)	$0.01	$(1.84)	$0.07

Weighted average shares outstanding:
Basic	80,666	78,880	80,576	78,804
Diluted	80,666	79,801	80,576	79,670

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$(51,338)	$1,135	$(148,338)	$5,311
Foreign currency translation adjustments-gain (loss)	(595)	5,491	3,963	(7,586)
Comprehensive income (loss)	(51,933)	6,626	(144,375)	(2,275)
Comprehensive income (loss) attributable to noncontrolling interests	15	(10)	35	(8)
Comprehensive income (loss) attributable to Ciber, Inc.	$(51,948)	$6,636	$(144,410)	$(2,267)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,288	$20,404
Restricted cash	2,500	—
Accounts receivable, net of allowances of $4,501 and $2,130, respectively	141,743	169,501
Prepaid expenses and other current assets	36,948	26,340
Total current assets	192,479	216,245

Property and equipment, net of accumulated depreciation of $32,896 and $37,849, respectively	20,452	22,447
Goodwill	133,681	256,736
Intangibles, net	3,553	1,544
Other assets	7,255	5,299

TOTAL ASSETS	$357,420	$502,271

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$40,285	$—
Accounts payable	24,306	34,980
Accrued compensation and related liabilities	33,573	31,152
Deferred revenue	10,226	14,238
Income taxes payable	123	575
Other accrued expenses and liabilities	23,422	29,384
Total current liabilities	131,935	110,329

Long-term debt	—	32,680
Deferred income taxes	32,085	30,571
Other long-term liabilities	14,404	8,794
Total liabilities	178,424	182,374

Commitments and contingencies (see Note 10)

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 80,924 and 80,057 shares issued, respectively	809	801
Treasury stock, at cost, 29 and 32 shares, respectively	(45)	(113)
Additional paid-in capital	373,321	369,228
Accumulated deficit	(166,971)	(17,903)
Accumulated other comprehensive loss	(28,739)	(32,702)
Total Ciber, Inc. shareholders' equity	178,375	319,311
Noncontrolling interests	621	586
Total equity	178,996	319,897

TOTAL LIABILITIES AND EQUITY	$357,420	$502,271

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Ciber, Inc.
	Common Stock		Treasury Stock					Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2016	80,057	$801	(32)	$(113)	$369,228	$(17,903)	$(32,702)	$319,311	$586	$319,897
Consolidated net income	—	—	—	—	—	(148,373)	—	(148,373)	35	(148,338)
Foreign currency translation	—	—	—	—	—	—	3,963	3,963	—	3,963
Shares issued under employee share plans, net	867	8	3	68	327	(695)	—	(292)	—	(292)
Share-based compensation	—	—	—	—	3,766	—	—	3,766	—	3,766
BALANCES AT JUNE 30, 2016	80,924	$809	(29)	$(45)	$373,321	$(166,971)	$(28,739)	$178,375	$621	$178,996

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(148,338)	$5,311
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
(Gain) loss from discontinued operations	(348)	58
Goodwill impairment	115,483	—
Gain on sale of assets	(6,930)	—
Depreciation	3,170	2,715
Amortization of intangible assets	2,026	107
Deferred income tax expense	1,520	2,172
Provision for doubtful receivables	2,667	373
Share-based compensation expense	3,766	3,927
Amortization of debt costs	379	285
Other, net	163	1,154
Changes in operating assets and liabilities:
Accounts receivable	12,145	(18,462)
Other current and long-term assets	(9,597)	(8,309)
Accounts payable	(8,233)	(4,337)
Accrued compensation and related liabilities	3,001	(20,828)
Other current and long-term liabilities	(6,059)	(3,061)
Income taxes payable/refundable	(321)	1,802
Cash used in operating activities — continuing operations	(35,506)	(37,093)
Cash used in operating activities — discontinued operations	(175)	(222)
Cash used in operating activities	(35,681)	(37,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	20,000	—
Proceeds from sale of assets-restricted cash	5,000	—
Purchases of property and equipment, net	(8,301)	(3,621)
Cash provided by (used in) investing activities — continuing operations	16,699	(3,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	146,438	196,009
Payments on debt	(139,005)	(176,734)
Employee stock purchases and options exercised	334	999
Purchase of shares for employee tax withholdings	(626)	(799)
Purchase of noncontrolling interest	—	(4,991)
Purchase of treasury stock	—	(1,665)
Cash provided by financing activities — continuing operations	7,141	12,819
Effect of foreign exchange rate changes on cash and cash equivalents	2,725	(117)
Net decrease in cash and cash equivalents	(9,116)	(28,234)
Cash and cash equivalents, beginning of period	20,404	45,858
Cash and cash equivalents, end of period	$11,288	$17,624

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

Management believes the accompanying unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results of operations for the full fiscal year.

As fully explained in Note 5, due to the balance available for borrowing under our Asset Based Lending Facility (“ABL Facility”) falling below $15 million during the three and six months ended June 30, 2016, we became subject to certain covenants including a Fixed Charge Coverage Ratio. We were not in compliance with the Fixed Charge Coverage Ratio covenant during the first quarter 2016 and subsequently. The amount due under the ABL Facility is classified as a current liability in our balance sheet at June 30, 2016 as a result of this non-compliance, due to the fact that our lender has the right to accelerate the indebtedness making it due and payable immediately. Additionally, the maturity date of the ABL Facility is May 7, 2017, therefore requiring classification as a current liability. Our lender has not requested full payment of the facility, but if such action occurred, the Company believes it may not be able to immediately pay the amount due upon request. Further, due to the default, the Company’s ability to draw additional amounts from the ABL Facility could be limited. Management is currently seeking a covenant waiver and actively engaging with Wells Fargo. Management evaluated its working capital, cash flows, operating, investing and transactional forecasts and currently believes, based on this evaluation, the Company can continue to operate for the foreseeable future, although this cannot be assured. Additionally, as a normal course of business or as a result the debt being called, we may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing. The financial statements are prepared on a basis that the Company will continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of the standard is when an entity transfers goods or services to customers, it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance.  In March, April, and May 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" ("ASU 2016-08"), ASU No. 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), and ASU No. 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"), respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2018, although early adoption is permitted. We are currently evaluating the impact of these new standards on our consolidated financial statements, as well as which transition method we intend to use. ASU 2014-09 is expected to be effective for annual periods beginning after December 15, 2017, and for interim periods within that year, and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  We do not anticipate that this guidance will materially impact our consolidated financial statements.

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

Stock and Other Compensation

On January 26, 2015, June 24, 2015, July 1, 2015 and August 10, 2015, we granted 79,761, 69,558, 47,550 and 5,000 Performance Based Restricted Share Units ("PRSUs"), respectively, to our executives. On January 1, 2016, we granted 201,868 PRSUs to our executives. The performance conditions include both an internal performance condition and an external market-based condition. We have valued the external market-based condition using a Monte Carlo approach. Probability of reaching the internal performance condition is assessed quarterly and the associated expense is adjusted based on the target expected to be achieved. There is the potential for 481,569 shares of common stock to vest under these grants if maximum performance targets are achieved. There were no shares that vested and 77,692 shares forfeited during 2016.

In connection with the payment of cash bonuses to certain of the Company’s employees, on June 29, 2016, the Company erroneously initiated the payment of $760,000 and $100,000, respectively, to our Chief Executive Officer, Michael Boustridge, and to our Chief Financial Officer, Christian Mezger. The Compensation Committee subsequently determined that these bonus payments to our our Chief Executive Officer and Chief Financial Officer were not duly authorized by the Compensation Committee, as required by its charter and NYSE rules, due to miscommunication at the committee level.  The Compensation Committee requested that these amounts be repaid, and Messrs. Boustridge and Mezger have agreed to make such repayment.

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

The carrying value of the outstanding borrowings under the Company's ABL Facility, as defined in Note 5, approximates its fair value as (1) it is based on a variable rate that changes based on market conditions and (2) the margin applied to the variable rate is based on Ciber's credit risk, which has not changed since entering into the facility in May 2012. If Ciber's credit risk were to change, we would estimate the fair value of our borrowings using a discounted cash flow analysis based on current rates expected to be available from the lender for similar types of debt. The inputs used to establish the fair value of the ABL Facility are considered to be Level 2 of the GAAP Valuation hierarchy.

(2) Divestiture

Ciber Nederland B.V.

On June 16, 2016 ("the Closing Date"), the Company completed a nonstrategic sale of certain assets and liabilities ("the Netherlands Sale") of Ciber Nederland, B.V. ("Ciber Nederland"), which has been reported as a part of the Company's International segment, for a cash purchase price of $25.0 million ("the Purchase Price"). The Purchase Price includes $5.0 million to be held in escrow ("the Escrow Amount") to be released in equal parts at 12 and 18 months from the Closing Date. The current portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Restricted cash. The long-term restricted portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Other assets. Subsequent to quarter end, the Purchase Price was adjusted by $3.9 million for working capital, resulting in proceeds of $28.9 million. The purchase price also is subject to a purchase price adjustment six months after closing with respect to the retention of certain Ciber Nederland customers, which adjustment is capped at the Escrow Amount. Until the resolution of contingencies, the $5.0 million in escrow has been excluded from estimated gain calculations. The gain on the sale of assets was $6.9 million for the six months ended June 30, 2016 and will be adjusted after resolution of contingencies in the purchase price, allowing for the potential release of amounts in escrow.

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(51,722)	$1,151	$(148,686)	$5,369
Net income (loss) attributable to noncontrolling interests	15	(10)	35	(8)
Net income (loss) attributable to Ciber, Inc. from continuing operations	(51,737)	1,161	(148,721)	5,377
Gain (loss) from discontinued operations, net of income tax	384	(16)	348	(58)
Net income (loss) attributable to Ciber, Inc.	$(51,353)	$1,145	$(148,373)	$5,319

Denominator:
Basic weighted average shares outstanding	80,666	78,880	80,576	78,804
Dilutive effect of employee stock plans	—	921	—	866
Diluted weighted average shares outstanding	80,666	79,801	80,576	79,670

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.64)	$0.01	$(1.85)	$0.07
Discontinued operations	—	—	0.01	—
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.64)	$0.01	$(1.84)	$0.07

Anti-dilutive securities omitted from the calculation	4,293	2,502	4,213	2,635

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

(4) Goodwill

Second Quarter 2016

The Company performed its annual impairment analysis, which is required as of June 30 each year. In addition, during the second quarter of 2016 the Company observed another sustained decrease in the stock price and lower than expected earnings, as well as the completion of the Netherlands Sale, thereby providing potential indicators of goodwill impairment. As a result, the Company initiated an impairment test in the three months ended June 30, 2016.

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2016. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our current estimate of minimum long-term growth in Information Technology ("IT") spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 17% and 13% for International and North America, respec tively. The income approach was weighted as 75% and 50% of the fair value of the International and North America reporting units, respectively.

The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting unit, the Company used enterprise value/EBITDA multiples of approximately 3 and 6 using the guideline public company method. The difference in the enterprise value/EBITDA multiples used in the International and North America segments is due to under performance during 2016 in the International segment compared to its peers. For the International reporting unit, a revenue multiple was also utilized to determine the fair value using the guideline public company method. The Company used an enterprise value/EBITDA multiple of approximately 7 for the North America reporting unit using the guideline transaction method. The market approach was weighted as 25% and 50% of the fair value of the International and North America reporting units, respectively. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completing step one of the impairment test for each reporting unit, the Company determined that the fair value of the North America reporting unit was greater than the carrying value by approximately 25%. It was determined that the fair value of International reporting unit was less than the carrying value by approximately 25%, thus indicating potential impairment and requiring step two analysis.

The Company performed the second step of the goodwill test to determine the implied fair value of goodwill for the International reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships, trade name and workforce.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment using reasonable estimates for the theoretical purchase price allocation, we recognized a impairment charge of $29.6 million in the three months ended June 30, 2016, resulting in no remaining goodwill in the International segment. The impairment charge in our International reporting unit is primarily a result of the Netherlands Sale, decreased operating performance of the reporting unit, including a lag in new sales and our inability to achieve additional operational efficiencies.

First Quarter 2016

During the first quarter of 2016, the Company observed a sustained decrease in the stock price and lower than expected earnings during the three months ended March 31, 2016, thereby providing a potential indicator of goodwill impairment. As a result, the Company initiated an impairment test in the three months ended March 31, 2016.

We compared the carrying values of our International and North America reporting units to their estimated fair values at March 31, 2016. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our current estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 17% and 14% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 5 and 6, respectively, under the market approach using the guideline public company method and approximately 7 and 7, respectively, under the market approach using the guideline transaction method in order to value each of our reporting units. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completing step one of the impairment test for each reporting unit, the Company determined that the fair value of the North America reporting unit was greater than the carrying value by approximately 30%. It was determined that the fair value of International reporting unit was less than the carrying value by approximately 30%, thus indicating potential impairment and requiring step two analysis.

The Company performed the second step of the goodwill test to determine the implied fair value of goodwill for the International reporting unit.  The estimated implied fair value of goodwill, with respect to March 31, 2016, was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships, trade name and workforce.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment using reasonable estimates for the theoretical purchase price allocation, we recognized an impairment charge of $85.9 million in the three months ended March 31, 2016, which represented 69% of the goodwill of the International reporting unit prior to the impairment charge.  The impairment charge in our International reporting unit was primarily a result of the decreased operating performance of the reporting unit, including a lag in new sales and our inability to achieve operational efficiencies.

We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

The changes in the carrying amount of goodwill during the six months ended June 30, 2016, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2016	$123,055	$133,681	$256,736
Goodwill Impairment	(115,483)	—	(115,483)
Sale of assets	(8,620)	—	(8,620)
Effect of foreign exchange rate changes	1,048	—	1,048
Balance at June 30, 2016	$—	$133,681	$133,681

(5) Borrowings

The Company has an ABL Facility of up to $54 million with Wells Fargo Bank, N.A ("Wells Fargo"). The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $46.9 million at June 30, 2016. The ABL Facility provides for borrowings in the United States, the United Kingdom and Germany and matures on May 7, 2017. As of June 30, 2016, the Company had $40.7 million outstanding under the ABL Facility. The Company expects borrowings to fluctuate based on working capital needs. The Company's obligations under the ABL Facility are guaranteed by the Company and are secured by substantially all of the Company's U.S., the Netherlands, United Kingdom, and German assets. The ABL Facility includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

On June 16, 2016, we amended our ABL Facility with Wells Fargo Bank, N.A. in connection with Wells Fargo's consent to the Netherlands Sale. As a result of this amendment and the sale of assets in the Netherlands Sale, the maximum borrowing base under the ABL Facility was reduced from $60 million to $54 million.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility.

The Company is required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. The Company must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days.  Due to the balance available for borrowing falling below $15 million during the six months ended June 30, 2016, the Company became subject to the Fixed Charge Coverage Ratio and the Company was not in compliance with the Fixed Charge Coverage Ratio during the first quarter of 2016 and subsequently.

Due to the default in the Fixed Charge Coverage Ratio during the first quarter of 2016 and subsequently, the lender has the right to declare all outstanding debt under the ABL Facility immediately due and payable. The amount due under the ABL Facility is classified as a current liability in our balance sheet at June 30, 2016 as a result of this non-compliance. Additionally, the maturity date of the ABL Facility is May 7, 2017, therefore requiring classification as a current liability. The Company's lender has not requested full payment of the facility, but if such action occurred, the Company believes it may not be able to immediately pay the amount due upon request. Further, due to the default, the Company’s ability to draw additional amounts from the ABL Facility could be limited. Management is currently seeking a covenant waiver and actively engaging with Wells Fargo.

Management evaluated its working capital, cash flows, operating, investing and transactional forecasts and currently believes, based on this evaluation that the Company can continue to operate for the foreseeable future, although this cannot be assured. There can be no assurance that we will achieve or be in compliance with these bank covenants until operating cash flow improves.
Additionally, as a normal course of business or as a result of the debt being called, the Company may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing.
Management believes that other sources of credit or financing might be available to the Company. However, it cannot predict at this time what types of credit or financing might be available in the future, if any. The Company can also not predict whether the costs of such credit or financing, or the terms of any new amended or new facility, would be materially less favorable to the Company.

The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the six months ended June 30, 2016, Wells Fargo notified us that it had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable to the German borrowers, which we began to comply with in March 2016 and this requirement continues to be applicable to us. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the six months ended June 30, 2016. We currently are working with Wells Fargo to cure this non-compliance.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the six months ended June 30, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility.
The ABL Facility provides that Wells Fargo Bank would take dominion over the Company's U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (a) an event of default has occurred and is continuing or (b) Ciber fails to maintain excess availability of at least the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments at any time.  During such times as was applicable during the six months ended June 30, 2016, and subsequently, Wells Fargo had the ability to exercise dominion over the Company's U.S. cash and cash receipts. During the second quarter of 2016, Wells Fargo began to exercise its right to apply the Company's U.S. cash and cash receipts to the ABL Facility. Wells Fargo will continue to have dominion over the Company's U.S. cash and cash receipts until (a) no event of default is continuing and (b) excess availability has equaled or exceeded the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments under the ABL Facility for 30 consecutive days.

In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if the Company has any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on the Consolidated Balance Sheet. At June 30, 2016, we had $3.5 million and $37.2 million of foreign and US borrowings, respectively, that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

(6) Financial Instruments

We are exposed to certain risks related to our ongoing business operations.  From time to time, we may choose to use derivative instruments to manage certain risks related to foreign currency exchange rates and interest rates.

During the three and six months of 2016 and 2015, we entered into various foreign currency forwards and a cross-currency option related to intercompany transactions denominated in a foreign currency. These forwards allow us to manage our foreign currency exposure with respect to the Euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months, and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cross-currency option	$—	$(84)	$—	$(84)
Foreign currency forward contracts	$272	$(827)	441	1,645
Total realized and unrealized gain (loss) on derivatives	$272	$(911)	$441	$1,561
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
The following table summarizes our outstanding foreign currency forward contracts at June 30, 2016:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

NOK	41,200,000	EUR	4,473,253	7/29/2016
EUR	747,004	USD	1,000,000	7/29/2016
EUR	11,100,000	GBP	8,661,110	7/29/2016
EUR	1,300,000	SEK	12,067,120	7/29/2016
INR	229,614,910	USD	3,400,000	7/29/2016
INR	334,635,755	EUR	4,450,000	7/29/2016
GBP	1,382,896	USD	2,100,000	7/29/2016

(7) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(12,559)	$1,914	$(19,069)	$3,182
Foreign	(35,124)	327	(124,630)	4,528
Total	$(47,683)	$2,241	$(143,699)	$7,710

Income tax expense:
U.S.	$541	$667	$1,153	$1,341
Foreign	3,498	423	3,834	1,000
Total	$4,039	$1,090	$4,987	$2,341

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level. Due to the Netherlands Sale during the second quarter of 2016, the Company recognized $3.0 million in tax expense.

(8) Restructuring Charges

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

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during the six months ended June 30, 2016, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2016	$1,791	$990	$2,781
Cash paid	(1,660)	—	(1,660)
Foreign exchange rate changes	40	—	40
Restructuring liability, as of June 30, 2016	$171	$990	$1,161

For the three and six months ended June 30, 2016, the Company recognized employee severance and related benefits of $0.1 million and $0.5 million, respectively. These costs represent additional restructuring activities outside of the original restructuring plans. As of June 30, 2016 and December 31, 2015, additional restructuring liabilities of $0.7 million were included in other accrued expenses.

(9) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
International	$71,033	$89,295	$146,997	$185,982
North America	95,095	108,825	194,680	214,392
Other	789	833	1,553	1,621
Inter-segment	(1,005)	(1,009)	(2,267)	(2,046)
Total revenues	$165,912	$197,944	$340,963	$399,949

Operating income (loss) from continuing operations:
International	$(9,073)	$5,225	$(10,109)	$11,638
North America	895	10,387	7,439	20,383
Other	49	49	174	125
Corporate expenses	(13,757)	(11,986)	(27,869)	(22,474)
Operating income (loss) from continuing operations before goodwill impairment, gain on sale, amortization and restructuring charges	(21,886)	3,675	(30,365)	9,672
Goodwill impairment	(29,560)	—	(115,483)	—
Amortization of intangible assets	(1,433)	(107)	(2,026)	(107)
Restructuring charges	(394)	(675)	(739)	(736)
Total operating income (loss) from continuing operations	$(53,273)	$2,893	$(148,613)	$8,829

(10) Contingencies

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

Our 2014 Plan had restructuring liabilities of $2.8 million at December 31, 2015, of which Ciber paid $1.7 million in the six months ended June 30, 2016. The remaining liability of $1.1 million is recorded in other accrued expenses as of June 30, 2016.

Divestiture

On June 16, 2016 ("the Closing Date"), the Company completed a nonstrategic sale of certain assets and liabilities ("the Netherlands Sale") of Ciber Nederland, B.V. ("Ciber Nederland"), which has been reported as a part of the Company's International segment, for a cash purchase price of $25.0 million ("the Purchase Price"). The Purchase Price includes $5.0 million to be held in escrow ("the Escrow Amount") to be released in equal parts at 12 and 18 months from the Closing Date. The current portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Restricted cash. The long-term restricted portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Other assets. Subsequent to quarter end, the Purchase Price was adjusted by $3.9 million for working capital, resulting in proceeds of $28.9 million. The purchase price also is subject to a purchase price adjustment six months after closing with respect to the retention of certain Ciber Nederland customers, which adjustment is capped at the Escrow Amount. Until the resolution of contingencies, the $5.0 million in escrow has been excluded from estimated gain calculations. The gain on the sale of assets was $6.9 million for the six months ended June 30, 2016 and will be adjusted after resolution of contingencies in the purchase price, allowing for the potential release of amounts in escrow.

Results of Operations — Comparison of the Three Months Ended June 30, 2016 and 2015

The following table and related discussion provide information about our consolidated financial results for the periods and are presented in dollars and expressed as a percentage of revenue:

	Three Months Ended June 30,
	2016		2015
	(In thousands)
Consulting services	$156,220	94.2%	$187,246	94.6%
Other revenue	9,692	5.8	10,698	5.4
Total revenues	$165,912	100.0%	$197,944	100.0%

Gross profit - consulting services	$29,783	19.1%	$46,625	24.9%
Gross profit - other revenue	4,239	43.7	5,080	47.5
Gross profit - total	34,022	20.5	51,705	26.1

SG&A costs	55,908	33.7	48,030	24.3
Goodwill Impairment	29,560	17.8	—	—
Amortization of intangible assets	1,433	0.9	107	0.1
Restructuring charges	394	0.2	675	0.3
Operating income (loss) from continuing operations	(53,273)	(32.1)	2,893	1.5

Gain on sale of assets	6,930	4.2	—	—
Interest expense	(703)	(0.4)	(427)	(0.2)
Other expense, net	(637)	(0.4)	(225)	(0.1)

Income (loss) from continuing operations before income taxes	(47,683)	(28.7)	2,241	1.1
Income tax expense	4,039	2.4	1,090	0.6

Net income (loss) from continuing operations	$(51,722)	(31.2)%	$1,151	0.6%

Revenue by segment from continuing operations was as follows:

	Three Months Ended June 30,
	2016	2015	% change
	(In thousands)
International	$71,033	$89,295	(20.5)%
North America	95,095	108,825	(12.6)
Other	789	833	(5.3)
Inter-segment	(1,005)	(1,009)	0.4
Total revenues	$165,912	$197,944	(16.2)%

 Revenues.  For the three months ended June 30, 2016, total revenues decreased $32.0 million, or 16.2% in U.S. dollars in comparison to the three months ended June 30, 2015. In local currency, revenues decreased 16.6%, as compared with the three months ended June 30, 2015. This change is attributable to the following:

•
International revenues decreased $18.3 million, or 20.5% overall, and decreased 21.3% in local currency compared with the three months ended June 30, 2015. Revenues declined primarily related to the Netherlands Sale, as well as decreased revenue in the United Kingdom ("U.K."), Germany and Norway primarily due to less available resources in these countries.

•
North America revenues decreased $13.7 million, or 12.6%, compared to the three months ended June 30, 2015. Approximately 42% of this decrease is primarily a result of implementation delays and project cost overruns, as well as completion and ramp down of projects, in our Oracle practice. Additionally we had declines in the SAP and ADM practices due to projects ending or ramping down. These decreases were partially offset by an increase in revenue in our transformation services practices during the three months ended June 30, 2015, due to a new project started in the second half of 2015.

Gross Profit.  Gross profit margin decreased to 20.5% for the three months ended June 30, 2016, compared to 26.1% for the same period in 2015. Gross profit margin for our International segment decreased primarily due to increased labor costs for both our internal resources as well as subcontractors, and slightly lower utilization. North America gross profit margin decreased compared to the three months ended June 30, 2015 due to client imposed implementation delays and cost overruns in our Oracle practice.

Selling, general and administrative costs ("SG&A").  Our SG&A costs increased $7.9 million, or 16.5%, to $55.9 million for the three months ended June 30, 2016, from $48.0 million for the three months ended June 30, 2015. International SG&A costs increased compared to the three months ended June 30, 2015 due primarily to increased employee incentive compensation during the three months ended June 30, 2016. North America SG&A costs compared to the three months ended June 30, 2015 increased due to an increase in bonus costs, as well as investments in various practices. Our corporate SG&A costs increased primarily due to an increase in consulting and bonus costs as compared to the three months ended June 30, 2015.

Operating income (loss).  Our operating loss was $53.3 million for the three months ended June 30, 2016, as compared to operating income of $2.9 million for the same period of 2015. This change was primarily due to goodwill impairment of $29.6 million, as well as decreased revenues in our North America and International segments and increased SG&A costs during the three months ended June 30, 2016, as compared to the same period in 2015.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended June 30,		% change	2016 % of revenue*	2015 % of revenue*
	2016	2015
	(In thousands)
International	$(9,073)	$5,225	n/m	(12.8)%	5.9%
North America	895	10,387	(91.4)	0.9	9.5
Other	49	49	—	6.2	5.9
Corporate expenses	(13,757)	(11,986)	(14.8)	(8.3)	(6.0)
Operating income (loss) from continuing operations before goodwill impairment, amortization and restructuring charges	(21,886)	3,675	n/m	(13.2)	1.9
Goodwill Impairment	(29,560)	—	100.0	(17.8)	—
Amortization of intangible assets	(1,433)	(107)	100.0	(0.9)	(0.1)
Restructuring charges	(394)	(675)	n/m	(0.2)	(0.3)
Total operating income (loss) from continuing operations	$(53,273)	$2,893	n/m	(32.1)%	1.5%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue. All other items are calculated as a % of total revenue. Column may not total due to rounding.

•
International operating loss was $9.1 million for the three months ended June 30, 2016 compared to operating income of $5.2 million for the three months ended June 30, 2015. This decrease was due to the Netherlands Sale, as well as increased employee incentive compensation.

•
North America operating income decreased $9.5 million, or 91.4% compared to the three months ended June 30, 2015. The decrease was a result of a decline in revenue and profitability primarily in the Oracle practice.

•	Corporate expenses increased $1.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in consulting costs.

Goodwill Impairment.  Goodwill impairment was $29.6 million during the three months ended June 30, 2016. The charge was in our International segment as a result of our impairment test performed in the three ended June 30, 2016, which was triggered by our annual goodwill impairment analysis, as well as the Netherlands Sale, lower than expected earnings, a sustained decrease in the stock price during the three months ended June 30, 2016.

Amortization of intangible assets. Amortization of intangible assets increased $1.3 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 due to amortization related to internally developed software which was placed into service during the second half of 2015.

Restructuring charges. Restructuring charges decreased $0.3 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This decrease is due to less employee severance and related benefits.

Gain on sale of assets. Gain on sale of assets increased $6.9 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 due to the Netherlands Sale during the three months ended June 30, 2016.

Interest expense.  Interest expense increased $0.3 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 primarily related to higher borrowings compared to the three months ended June 30, 2015.

Other expense, net.  Other expense, net increased $0.4 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 primarily due to a change in foreign currency exchange rates.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(12,559)	$1,914
Foreign	(35,124)	327
Total	$(47,683)	$2,241

Income tax expense:
U.S.	$541	$667
Foreign	3,498	423
Total	$4,039	$1,090

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level. Due to the Netherlands Sale during the second quarter of 2016, the Company recognized $3.0 million in tax expense.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Results of Operations — Comparison of the Six Months Ended June 30, 2016 and 2015

The following table and related discussion provide information about our consolidated financial results for the periods and are presented in dollars and expressed as a percentage of revenue:

	Six Months Ended June 30,
	2016		2015
	(In thousands)
Consulting services	$322,458	94.6%	$378,300	94.6%
Other revenue	18,505	5.4	21,649	5.4
Total revenues	$340,963	100.0%	$399,949	100.0%

Gross profit - consulting services	$66,578	20.6%	$93,884	24.8%
Gross profit - other revenue	8,188	44.2	9,536	44.0
Gross profit - total	74,766	21.9	103,420	25.9

SG&A costs	105,131	30.8	93,748	23.4
Goodwill impairment	115,483	33.9	—	—
Amortization of intangible assets	2,026	0.6	107	—
Restructuring charges	739	0.2	736	0.2
Operating income (loss) from continuing operations	(148,613)	(43.6)	8,829	2.2

Gain on sale of assets	6,930	2.0	—	—
Interest expense	(1,247)	(0.4)	(741)	(0.2)
Other expense, net	(769)	(0.2)	(378)	(0.1)

Income (loss) from continuing operations before income taxes	(143,699)	(42.1)	7,710	1.9
Income tax expense	4,987	1.5	2,341	0.6

Net income (loss) from continuing operations	$(148,686)	(43.6)%	$5,369	1.3%

Revenue by segment from continuing operations was as follows:

	Six Months Ended June 30,
	2016	2015	% change
	(In thousands)
International	$146,997	$185,982	(21.0)%
North America	194,680	214,392	(9.2)
Other	1,553	1,621	(4.2)
Inter-segment	(2,267)	(2,046)	n/m
Total revenues	$340,963	$399,949	(14.7)%
_____________
n/m = not meaningful

 Revenues.  For the six months ended June 30, 2016, total revenues decreased $59.0 million, or 14.7% in U.S. dollars compared to the six months ended June 30, 2015. On a local currency basis, revenues decreased 13.6%, as compared with the six months ended June 30, 2015. This change is attributable to the following:

•
International revenues decreased $39.0 million, or 21.0%, and decreased 18.4% in local currency during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Revenues declined primarily related to decreased revenue in the United Kingdom ("U.K."), Norway and Germany, primarily due to less available resources in these countries, as well as the impact of the Netherlands Sale.

•
North America revenues decreased $19.7 million, or 9.2% compared to the first six months of 2015. Approximately 29% of this decrease is primarily a result of implementation delays and project cost overruns, as well as completion and ramp down of projects, in our Oracle practice. Additionally we had declines in the SAP and ADM practices due to projects ending or ramping down. These decreases were partially offset by an increase in revenue in our transformation services practices during the six months ended June 30, 2015, due to a new project started in the second half of 2015.

Gross Profit.  Gross profit margin decreased to 21.9% for the six months ended June 30, 2016, compared to 25.9% for the same period in 2015. Gross profit margin for our International segment decreased primarily due to increased labor costs for both our internal resources as well as subcontractors, and slightly lower utilization. North America gross margin decreased for the first six months of 2016 as compared to the comparable 2015 period due to client imposed implementation delays and cost overruns in our Oracle practice.

Selling, general and administrative costs.  Our SG&A costs increased by $11.4 million, or 12.1% to $105.1 million for the six months ended June 30, 2016, from $93.7 million for the six months ended June 30, 2015. International SG&A costs increased compared to the first six months of 2015 due an increase in employee incentive compensation. North America SG&A costs increased when compared to the six months ended June 30, 2015 due to an increase in bonus costs, as well as investments in various practices. Our corporate SG&A costs increased primarily due to an increase in consulting and bonus costs as compared to the six months ended June 30, 2015.

Operating (loss) income.  Our operating loss was $148.6 million for the six months ended June 30, 2016, as compared to income of $8.8 million for the same period of 2015. This change was primarily due to goodwill impairment of $115.5 million during the first six months of 2016, as well as decreased revenues in our North America and International segments and increased SG&A costs.

Operating income from continuing operations by segment was as follows:

	Six Months Ended June 30,		% change	2016 % of revenue*	2015 % of revenue*
	2016	2015
	(In thousands)
International	$(10,109)	$11,638	n/m	(6.9)%	6.3%
North America	7,439	20,383	(63.5)	3.8	9.5
Other	174	125	39.2	11.2	7.7
Corporate expenses	(27,869)	(22,474)	(24.0)	(8.2)	(5.6)
Operating income (loss) from continuing operations before amortization and restructuring charges	(30,365)	9,672	n/m	(8.9)	2.4
Goodwill Impairment	(115,483)	—	100.0	(33.9)
Amortization of intangible assets	(2,026)	(107)	n/m	(0.6)	—
Restructuring charges	(739)	(736)	(0.4)	(0.2)	(0.2)
Total operating income (loss) from continuing operations	$(148,613)	$8,829	n/m	(43.6)%	2.2%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue. All other items are calculated as a % of total revenue. Column may not total due to rounding.

•
International operating loss decreased to $10.1 million for the six months ended June 30, 2016, compared to income of $11.6 million for the comparable period in 2015. This decrease was due to the Netherlands Sale, as well as reduced revenues from fewer resources available.

•
North America operating income decreased $12.9 million, or 63.5%, compared to the first six months of 2015. The decrease was a result of a decline in revenue and profitability primarily in the Oracle practice.

•	Corporate expenses increased $5.4 million during the current six month period which was primarily related to an increase in consulting costs year over year.

Goodwill Impairment.  Goodwill impairment was $115.5 million during the six months ended June 30, 2016. The charge was in our International segment as a result of impairment tests performed in the first and second quarters of 2016, which were triggered by our annual goodwill impairment analysis, as well as the Netherlands Sale, lower than expected earnings, a sustained decrease in the stock price during the six months ended June 30, 2016.

Amortization of intangible assets. Amortization of intangible assets increased $1.9 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2016. The increase is due to amortization related to internally developed software which was placed into service during the second half of 2015.

Restructuring charges. Restructuring charges remained relatively flat during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.

Gain on sale of assets. Gain on sale of assets increased $6.9 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 due to the Netherlands Sale during the second quarter of 2016.

Interest expense.  Interest expense increased $0.5 million for the six months ended June 30, 2016, compared to the same period of 2015 due to higher average borrowings in the six months ended June 30, 2016, compared to the comparable 2015 period.

Other expense, net.  Other expense, net was $0.8 million for the six months ended June 30, 2016, compared to $0.4 million for the six months ended June 30, 2015. This change was due to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(19,069)	$3,182
Foreign	(124,630)	4,528
Total	$(143,699)	$7,710

Income tax expense:
U.S.	$1,153	$1,341
Foreign	3,834	1,000
Total	$4,987	$2,341

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level. Due to the Netherlands Sale during the second quarter of 2016, the Company recognized $3.0 million in tax expense.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Liquidity and Capital Resources

At June 30, 2016, we had $60.5 million in working capital, which represented a decrease from $105.9 million at December 31, 2015. This decrease was largely due to the reclassification of our debt to current liabilities during the second quarter of 2016 due to the maturity date of May 7, 2017 for our ABL Facility, as well as noncompliance with the Fixed Charge

Coverage Ratio on our ABL Facility from March 31, 2016 to June, 30, 2016 and subsequently. Our current ratio was 1.5:1 at June 30, 2016, compared to 2:1 at December 31, 2015.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. In addition, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate, and lower our borrowing base under our credit facility. Management utilizes a rolling thirteen week cash forecast as an indicator of weekly cash flows to meet operating and capital requirements. At our currently forecasted levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections, including recent proceeds from the Netherlands Sale, combined with cash management measures we recently have implemented, will be sufficient to meet our projected operating and capital expenditure requirements through the third quarter of 2016. We are exploring options to raise additional funds through public or private equity or equity linked securities, or debt financing, select asset dispositions, and other measures to extend that period to an additional twelve months. Should additional capital resources not become available to us through such measures, or should additional capital resources only be available on unfavorable terms, we would be required to make changes to our operating expense levels and capital expenditures to extend that period and would likely need to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity or equity linked securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the incurrence of additional indebtedness, we may be subject to additional contractual restrictions on our business.

Our balance of cash and cash equivalents was $11.3 million at June 30, 2016, compared to $20.4 million at December 31, 2015. Our domestic cash balances are generally used as a sweep to reduce outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. Our credit agreement also provides for foreign borrowings, if needed. We have not provided for additional U.S. income taxes on the undistributed earnings of foreign subsidiaries that qualify for the indefinite reinvestment exception, where we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. While most of our foreign earnings qualify, we have provided for additional U.S. income taxes on foreign earnings that do not meet the requirements of the indefinite reinvestment exception. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(35,506)	$(37,093)
Investing activities	16,699	(3,621)
Financing activities	7,141	12,819
Net cash used in continuing operations	(11,666)	(27,895)

Cash used in operating activities — discontinued operations	(175)	(222)
Net cash used in discontinued operations:	(175)	(222)
Effect of foreign exchange rate changes on cash and cash equivalents	2,725	(117)
Net decrease in cash and cash equivalents	$(9,116)	$(28,234)

Operating activities.  Cash used in operating activities used in continuing operations was $35.5 million during the six months ended June 30, 2016, compared with $37.1 million for the six months ended June 30, 2015. A decrease in normal short-term working capital items, particularly from a decrease in accounts receivable and an increase in accrued liabilities, contributed to the decrease in cash used in operating activities from continuing operations during the current six month period as compared to the same period in the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $2.4 million for restructuring-related costs in the first six months of 2016 compared to $9.9 million in the first six months of 2015. In 2016, these costs were related to severance expense, primarily in our International segment and real estate-related costs. In 2015, restructuring costs were related to severance expense, primarily in our International segment, professional fees and real estate-related costs.  During the six months ended

June 30, 2016, and 2015 our domestic operations provided $2.1 million and used $19.0 million, respectively, of cash from continuing operations while our International operations used $37.6 million and $18.1 million, respectively, during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the middle part of the year with improvements in the later portion of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $141.7 million at June 30, 2016, from $169.5 million at December 31, 2015.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 71 days at June 30, 2016, from 64 days at December 31, 2015, an increase of 7 days, compared with DSO of 68 days at June 30, 2015, and 57 days at December 31, 2014, an increase of 11 days. We experienced increased DSO both in North America and International in the second quarter of 2016. This DSO increase is a result of decreased collections and increased unbilled receivables associated with fixed price projects.

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

In connection with the payment of cash bonuses to certain of the Company’s employees, on June 29, 2016, the Company erroneously initiated the payment of $760,000 and $100,000, respectively, to our Chief Executive Officer, Michael Boustridge, and to our Chief Financial Officer, Christian Mezger. The Compensation Committee subsequently determined that these bonus payments to our our Chief Executive Officer and Chief Financial Officer were not duly authorized by the Compensation Committee, as required by its charter and NYSE rules, due to miscommunication at the committee level.  The Compensation Committee requested that these amounts be repaid, and Messrs. Boustridge and Mezger have agreed to make such repayment.

Investing activities.  Cash provided by investing activities increased to $16.7 million from cash used in investing of $3.6 million. The increase is due to cash received in the Netherlands Sale, which was partially offset by spending on property and equipment, which increased to $8.3 million during the six months ended June 30, 2016, from $3.6 million in the same period of 2015. Our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period. The fluctuation from 2015 to 2016 was due to continuing spend related to a global ERP system implementation expected to go-live in early 2017. We received $25.0 million from the Netherlands Sale, $5.0 million of which is held in escrow to be released in equal parts at 12 and 18 months from the Closing Date. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further information.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the six months ended June 30, 2016, we had net borrowings on our ABL Facility of $7.4 million, compared with $19.3 million for the six months ended June 30, 2015. In the first six months of 2015 we also purchased $1.7 million of treasury stock under our publicly announced buyback plan.

Credit Agreement.  We have an ABL Facility of up to $54 million with Wells Fargo Bank, N.A ("Wells Fargo"). The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $46.9 million at June 30, 2016. The ABL Facility provides for borrowings in the United States, the United Kingdom and Germany and matures on May 7, 2017. As of June 30, 2016, we had $40.7 million outstanding under the ABL Facility. The Company expects borrowings to fluctuate based on working capital needs. Our obligations under the ABL Facility are guaranteed by the Company and are secured by substantially all of our U.S., the Netherlands, United Kingdom, and German assets. The ABL Facility includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

On June 16, 2016, we amended our ABL Facility with Wells Fargo Bank, N.A. in connection with Wells Fargo's consent to the Netherlands Sale. As a result of this amendment and the sale of assets in the Netherlands Sale, the maximum borrowing base under the ABL Facility was reduced from $60 million to $54 million.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility.

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days.  Due to the balance available for borrowing falling below $15 million during the six months ended June 30, 2016, we were subject to the Fixed Charge Coverage Ratio and we were not in compliance with the Fixed Charge Coverage Ratio from March 31, 2016 to June 30, 2016 and subsequently.

Due to the default in the Fixed Charge Coverage Ratio during 2016, the lender has the right to declare all outstanding debt under the ABL Facility immediately due and payable. The amount due under the ABL Facility is classified as a current liability in our balance sheet at June 30, 2016 as a result of this non-compliance. Additionally, the maturity date of the ABL Facility is May 7, 2017, therefore requiring classification as a current liability. Our lender has not requested full payment of the facility, but if such action occurred, we believe we may not be able to immediately pay the amount due upon request. Further, due to the default, our ability to draw additional amounts from the ABL Facility could be limited. Management is currently seeking a covenant waiver and actively engaging with Wells Fargo.

Management evaluated its working capital, cash flows, operating, investing and transactional forecasts and currently believes, based on this evaluation that we can continue to operate for the foreseeable future, although this cannot be assured. There can be no assurance that we will achieve or be in compliance with these bank covenants until operating cash flow improves.
Additionally, as a normal course of business or as a result of the debt being called, we may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing.
Management believes that other sources of credit or financing might be available to us. However, we cannot predict at this time what types of credit or financing might be available in the future, if any. We can also not predict whether the costs of such credit or financing, or the terms of any new amended or new facility, would be materially less favorable to us.

The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the six months ended June 30, 2016, Wells Fargo notified us that it had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable to the German borrowers, which we began to comply with in March 2016 and this requirement continues to be applicable to us. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the six months ended June 30, 2016. We currently are working with Wells Fargo to cure this non-compliance.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the six months ended June 30, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility.

The ABL Facility provides that Wells Fargo Bank would take dominion over the Company's U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (a) an event of default has occurred and is continuing or (b) Ciber fails to maintain excess availability of at least the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments at any time.  During such times as was applicable during the six months ended June 30, 2016, and subsequently, Wells Fargo had the ability to exercise dominion over the Company's U.S. cash and cash receipts. During the second quarter of 2016, Wells Fargo began to exercise its right to apply the Company's U.S. cash and cash receipts to the ABL Facility. Wells Fargo will continue to have dominion over the Company's U.S. cash and cash receipts until (a) no event of default is continuing and (b) excess availability has equaled or exceeded the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments under the ABL Facility for 30 consecutive days.

In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we had any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on the Consolidated Balance Sheet. At June 30, 2016, we had $3.5 million and $37.2 million of foreign and US borrowings, respectively, that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

We are seeking appropriate accommodations with Wells Fargo to cure our defaults under the ABL Facility, through one or more amendments or waivers. We may not be able to reach any accommodation, or obtain amendments or waivers, on favorable terms, if at all. If we are unable to reach an alternate resolution, Wells Fargo has the right to exercise remedies specified in the ABL Facility, including accelerating the repayment of debt obligations and taking collection action against us. If such acceleration were to occur, we currently have insufficient cash to pay the amounts owed and would be forced to seek alternative financing. However, we may not be able to obtain such financing on favorable terms, if at all.

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

Second Quarter 2016

The Company performed its annual impairment analysis, which is required as of June 30 each year. In addition, during the second quarter of 2016 the Company observed another sustained decrease in the stock price and lower than expected earnings, as well as the completion of the Netherlands Sale, thereby providing potential indicators of goodwill impairment. As a result, the Company initiated an impairment test in the three months ended June 30, 2016.

We compared the carrying values of our International and North America reporting units to their estimated fair values at June 30, 2016. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our current estimate of minimum long-term growth in Information Technology ("IT") spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 17% and 13% for International and North America, respectively. The income approach was weighted as 75% and 50% of the fair value of the International and North America reporting units, respectively.

The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting unit, the Company used enterprise value/EBITDA multiples of approximately 3 and 6 using the guideline public company method. The difference in the enterprise value/EBITDA multiples used in the International and North America segments is due to under performance during 2016 in the International segment compared to its peers. For the International reporting unit, a revenue multiple was also utilized to determine the fair value using the guideline public company method. The Company used an enterprise value/EBITDA multiple of approximately 7 for the North America reporting unit using the guideline transaction method. The market approach was weighted as 25% and 50% of the fair value of the International and North America reporting units, respectively. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completing step one of the impairment test for each reporting unit, the Company determined that the fair value of the North America reporting unit was greater than the carrying value by approximately 25%. It was determined that the fair value of International reporting unit was less than the carrying value by approximately 25%, thus indicating potential impairment and requiring step two analysis.

The Company performed the second step of the goodwill test to determine the implied fair value of goodwill for the International reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships, trade name and workforce.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment using reasonable estimates for the theoretical purchase price allocation, we recognized a impairment charge of $29.6 million in the three months ended June 30, 2016, resulting in no remaining goodwill in the International segment. The impairment charge in our International reporting unit is primarily a result of the Netherlands Sale, decreased operating performance of the reporting unit, including a lag in new sales and our inability to achieve additional operational efficiencies.

First Quarter 2016

During the first quarter of 2016, the Company observed a sustained decrease in the stock price and lower than expected earnings during the three months ended March 31, 2016, thereby providing a potential indicator of goodwill impairment. As a result, the Company initiated an impairment test in the three months ended March 31, 2016.

We compared the carrying values of our International and North America reporting units to their estimated fair values at March 31, 2016. We estimated the fair value of each reporting unit based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit serve as the primary basis for the income approach, and were based on discrete financial forecasts developed by management. Cash flows beyond the discrete forecast period of five years were estimated using the perpetuity growth method calculation. The annual average revenue growth rates forecasted for our reporting units for the first five years of our projections were approximately 3%. We have projected a minor amount of operating profit margin improvement based on expected margin benefits from certain internal initiatives. The terminal value was calculated assuming projected growth rates of 3% after five years, which reflects our current estimate of minimum long-term growth in IT spending. The income approach valuations also included each reporting unit’s estimated weighted average cost of capital, which were 17% and 14% for International and North America, respectively. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting units to determine their values. For our International and North America reporting units, we used enterprise value/EBITDA multiples of approximately 5 and 6, respectively, under the market approach using the guideline public company method and approximately 7 and 7, respectively, under the market approach using the guideline transaction method in order to value each of our reporting units. In addition, the fair value under the market approach using the guideline public company method included a control premium of 30%. The control premium was determined based on a review of comparative market transactions. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completing step one of the impairment test for each reporting unit, the Company determined that the fair value of the North America reporting unit was greater than the carrying value by approximately 30%. It was determined that the fair value of International reporting unit was less than the carrying value by approximately 30%, thus indicating potential impairment and requiring step two analysis.

The Company performed the second step of the goodwill test to determine the implied fair value of goodwill for the International reporting unit.  The estimated implied fair value of goodwill, with respect to March 31, 2016, was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships, trade name and workforce.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment using reasonable estimates for the theoretical purchase price allocation, we recognized an impairment charge of $85.9 million in the three months ended March 31, 2016, which represented 69% of the goodwill of the International reporting unit prior to the impairment charge.  The impairment charge in our International reporting unit was primarily a result of the decreased operating performance of the reporting unit, including a lag in new sales and our inability to achieve operational efficiencies.

We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that impairment charges will not be required in the future.

We currently have a remaining goodwill balance of $133.7 million at June 30, 2016, all in the North America reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2016, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2015, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Subsequent to the fiscal period covered by this report, we determined that we failed to timely file a Current Report on Form 8-K relating to cash bonus payments made to our Chief Executive Officer and Chief Financial Officer, which we subsequently reported in a Current Report on Form 8-K.  The erroneous payment of these bonuses and this failure to timely file resulted from control deficiencies.  The Audit Committee of the Company is reviewing the circumstances that gave rise to these control deficiencies in order to inform the implementation of appropriate remedial measures to improve our internal controls environment.

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

As a result of our significant use of available borrowings under our ABL Facility, recent underperformance compared to expectations and challenging current market conditions, we may need to raise additional capital to de-lever our balance sheet to allow us to continue as a going concern in the long term. Any new capital investment, or capital raised in the context of an equity cure of a breach of our Fixed Charge Coverage Ratio and/or solvency covenant, as applicable, and may be in the form of equity or equity linked securities, and is likely to be substantially dilutive to existing shareholders. If we raise cash through the incurrence of additional indebtedness, we may be subject to additional contractual restrictions on our business. If our financial performance does not improve or additional third-party financing is not obtained, we anticipate that we will not regain compliance with the Fixed Charge Coverage Ratio and solvency covenant in our ABL Facility, unless such covenant is amended or compliance is waived. In the event of a covenant violation that remains uncured or that is not waived, the lenders have the right to declare all outstanding debt under the ABL Facility immediately due and payable and we may not have sufficient cash to fulfill this obligation.

Our credit facility limits our operational and financial flexibility, and in addition we may require substantial additional capital to support our business, and this capital may not be available to us on acceptable terms, if at all.

We have an asset-based revolving line of credit of up to $54 million, with the amount available for borrowing at any time determined based on a valuation of our eligible accounts receivable. As of June 30, 2016, we had $40.7 million of borrowings outstanding under our revolving line of credit. Any borrowings we make under our credit facility are secured by liens on substantially all of our assets.

We are dependent on our asset-based revolving credit facility to meet working capital and operational requirements, and access to our asset-based facility is dependent on, among other things, the borrowing base valuation of our eligible accounts receivable and the absence of a default under the credit agreement. The amount available for borrowing under the credit facility could be significantly reduced if there is a reduction in our eligible accounts receivable due to poor economic conditions, operational performance, the sale of any portion of our business, or other factors. Any loss or material reduction of our ability to access funds under the credit facility could materially and negatively impact our liquidity.

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

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days.  Due to the balance available for borrowing falling below $15 million during the six months ended June 30, 2016, we became subject to the Fixed Charge Coverage Ratio and we were not in compliance with the Fixed Charge Coverage Ratio during the first quarter of 2016 and subsequently.

A default, such as our current default for non-compliance with the Fixed Charge Coverage ratio, as described above, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon the funds under the credit agreement. We may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not be on terms acceptable to us. This could materially adversely affect our results of operations and financial condition. Additionally, if we needed to obtain a waiver under, or an amendment to, the credit agreement in the future, or if we seek other financing, if available, our cost of borrowing could increase significantly. The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the six months ended June 30, 2016, Wells Fargo notified us that it had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable to the German borrowers, which we began to comply with in March 2016, and this requirement continues to be applicable to us. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the three months ended March 31, 2016 and the six months ended June 30, 2016. We currently are working with Wells Fargo to cure this non-compliance.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the six months ended June 30, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility.
In addition, our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. In addition, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate, and lower our borrowing base under our credit facility. Management evaluated its existing cash, cash equivalents and marketable securities, together with our cash collections, including the Netherlands Sale, combined with cash management measures we have recently implemented and currently believes, based on this evaluation, the Company can continue to operate through the end of the third quarter 2016, although this cannot be assured. Additionally, as a normal course of business or as a result the debt being called, we may take further actions that include, but are not limited to, obtaining a covenant waiver or modification, restructuring, divesting certain assets and business units, cost reductions, refinancing, and obtaining new debt or equity financing.

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
Our common stock is listed on the New York Stock Exchange (“NYSE”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. During both the first and second quarter of 2016, the Company observed a sustained decrease in the stock price and lower than expected earnings during the three and six months ended June 30, 2016. The closing price of our common stock was less than $1.00 on three days during the second quarter of 2016. On August 1, 2016, the closing price of our common stock on the NYSE was $1.45. Under the listing standards of the NYSE, if we fail to maintain a minimum closing bid price of $1.00 for 30 consecutive business days, we may receive a notice from the NYSE that we are not in compliance with this rule, in which case the NYSE could commence suspension and delisting procedures. In the event we are not in, and do not regain compliance with the rule, our common stock will no longer be listed on the NYSE. The delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations. There can be no assurance that the Company will be able to sustain compliance with this rule or with the NYSE’s other listing requirements.

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

Our operations outside of the U.S. represented just under half of our revenues in 2015. Due to our international operations, we are subject to a number of financial and operational risks that may adversely affect our revenue and profitability, including:

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

We have recorded several goodwill impairment charges in the past. During the first quarter of 2016, the Company observed a sustained decrease in our stock price and lower than expected earnings during the three months ended March 31, 2016, which provided a potential indicator of goodwill impairment. As a result of an impairment test for the three months ended March 31, 2016 we recorded impairment charges of $85.9 million. During the second quarter of 2016, the Company observed a sustained decrease in our stock price and lower than expected earnings, as well as the Netherlands Sale, which provided potential indicators of goodwill impairment. As a result of an impairment test for the three months ended June 30, 2016, we recorded impairment charges of $29.6 million in the three months ended June 30, 2016. We have updated our cash flow forecasts and our other assumptions used to calculate the estimated fair value of our reporting units to account for our beliefs and expectations of the current business environment. While we believe our estimates are appropriate based on our view of current business trends, no assurance can be provided that goodwill impairment will not be required during future periods.

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

Although we sold our Federal division in 2012, we remain responsible for any audits related to certain engagements for the U.S. federal government performed prior to the sale. The various agencies that our Federal division contracted with generally have the right to audit and review past work. As part of that process, the government agency could review our performance on the contract, our pricing practices, our cost structure, and our compliance with applicable laws, regulations, and standards. Any such audit could result in a substantial adjustment to our previously reported operating results. For example, any costs that were originally reimbursed could be subsequently disallowed, one consequence of which could be refunding cash collected in the past.

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

During the first quarter of 2017, we anticipate implementing an Enterprise Resource Planning ("ERP") system to support our future growth plan and to integrate significant processes. Implementing an ERP system on a widespread basis involves extensive organizational training and significant changes in business processes. In connection with the implementation, we may experience temporary information technology and business disruptions that could adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended June 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate dollar value of shares that may yet be purchased under the plan (3)
April 1 to April 30	56,637	$2.20	—	$8,334,815
May 1 to May 31	5,187	$1.18	—	$8,334,815
June 1 to June 30	87,582	$1.50	—	$8,334,815
Total: April 1 to June 30, 2016	149,406	$1.75	—
(1) Shares purchased in April, May and June to satisfy minimum tax withholdings for employee stock plans.
(2) On December 15, 2014, we announced a plan to buyback up to $10 million shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place.

(3) As of the last day of each month.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of Ciber, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of Ciber, Inc., as adopted January 25, 2016.	10-K	001-13103	2/18/2016
10.1	Amended and Restated Director Resignation Agreement by and between Stephen Kurtz and Ciber, Inc. dated March 15, 2016.	8-K	001-13103	4/4/2016
10.2	Asset Sale and Purchase Agreement by and between Ciber Nederland B.V. and Manpowergroup Netherlands B.V. dated June 6, 2016.		Filed herewith
10.3	Consulting Agreement by and between Ciber, Inc. and Tina Piermarini dated June 15, 2016.		Filed herewith
10.4	Consent and Amendment No. 6 to Wells Fargo Credit Agreement dated June 16, 2016.		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	August 4, 2016	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)