Form 10-Q
period 2016-09-30
CIBER INC
filed 2016-11-09
CIK 918581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 81,646,269 shares of the registrant’s Common Stock outstanding as of November 4, 2016.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Consulting services	$137,364	$180,490	$459,822	$558,790
Other revenue	6,982	12,111	25,487	33,760
Total revenues	144,346	192,601	485,309	592,550
OPERATING EXPENSES
Cost of consulting services	110,313	133,705	366,193	418,121
Cost of other revenue	4,323	7,273	14,640	19,386
Selling, general and administrative	45,165	48,978	150,296	142,726
Goodwill Impairment	—	—	115,483	—
Amortization of intangible assets	323	55	2,349	162
Litigation settlements	4,496	—	4,496	—
Restructuring charges	417	1,002	1,156	1,738
Total operating expenses	165,037	191,013	654,613	582,133
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(20,691)	1,588	(169,304)	10,417

Gain on sale of assets/entity	5,595	—	12,525	—
Interest expense	(545)	(377)	(1,792)	(1,118)
Other expense, net	(528)	(5)	(1,297)	(383)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,169)	1,206	(159,868)	8,916
Income tax expense	2,629	1,338	7,616	3,679
INCOME (LOSS) FROM CONTINUING OPERATIONS	(18,798)	(132)	(167,484)	5,237
Gain (loss) from discontinued operations, net of income tax	14	(200)	362	(258)
CONSOLIDATED NET INCOME (LOSS)	(18,784)	(332)	(167,122)	4,979
Net income attributable to noncontrolling interests	49	24	84	16
NET EARNINGS (LOSS) ATTRIBUTABLE TO CIBER, INC.	$(18,833)	$(356)	$(167,206)	$4,963

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.23)	$—	$(2.07)	$0.07
Discontinued operations	—	—	—	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.23)	$—	$(2.07)	$0.06

Weighted average shares outstanding:
Basic	81,178	79,206	80,776	78,938
Diluted	81,178	79,206	80,776	79,725

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$(18,784)	$(332)	$(167,122)	$4,979
Foreign currency translation adjustments-gain (loss)	586	(3,193)	4,544	(10,779)
Comprehensive loss	(18,198)	(3,525)	(162,578)	(5,800)
Comprehensive income attributable to noncontrolling interests	49	24	84	16
Comprehensive loss attributable to Ciber, Inc.	$(18,247)	$(3,549)	$(162,662)	$(5,816)

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,434	$20,404
Restricted cash	2,850	—
Accounts receivable, net of allowances of $3,845 and $2,130, respectively	138,564	169,501
Other receivable-related party	452	—
Prepaid expenses and other current assets	23,979	26,340
Total current assets	172,279	216,245

Property and equipment, net of accumulated depreciation of $33,609 and $37,849, respectively	19,533	22,447
Goodwill	133,681	256,736
Intangibles, net	3,751	1,544
Other assets	5,083	5,299

TOTAL ASSETS	$334,327	$502,271

LIABILITIES AND EQUITY
Liabilities:
Current liabilities:
Current portion of long-term debt	$39,369	$—
Accounts payable	22,740	34,980
Accrued compensation and related liabilities	24,607	31,152
Deferred revenue	8,340	14,238
Income taxes payable	437	575
Other accrued expenses and liabilities	28,586	29,384
Total current liabilities	124,079	110,329

Long-term debt	—	32,680
Deferred income taxes, net	33,428	30,571
Other long-term liabilities	14,420	8,794
Total liabilities	171,927	182,374

Commitments and contingencies (Note 10)

Equity:
Ciber, Inc. shareholders' equity:
Preferred stock, $0.01 par value, 1,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 81,347 and 80,057 shares issued, respectively	813	801
Treasury stock, at cost, 29 and 32 shares, respectively	(33)	(113)
Additional paid-in capital	375,084	369,228
Accumulated deficit	(185,976)	(17,903)
Accumulated other comprehensive loss	(28,158)	(32,702)
Total Ciber, Inc. shareholders' equity	161,730	319,311
Noncontrolling interests	670	586
Total equity	162,400	319,897

TOTAL LIABILITIES AND EQUITY	$334,327	$502,271

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands)
(Unaudited)

					Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Ciber, Inc.
	Common Stock		Treasury Stock					Shareholders'	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount				Equity
BALANCES AT JANUARY 1, 2016	80,057	$801	(32)	$(113)	$369,228	$(17,903)	$(32,702)	$319,311	$586	$319,897
Consolidated net income	—	—	—	—	—	(167,206)	—	(167,206)	84	(167,122)
Foreign currency translation	—	—	—	—	—	—	4,544	4,544	—	4,544
Shares issued under employee share plans, net	1,290	12	3	80	503	(867)	—	(272)	—	(272)
Share-based compensation	—	—	—	—	5,353	—	—	5,353	—	5,353
BALANCES AT SEPTEMBER 30, 2016	81,347	$813	(29)	$(33)	$375,084	$(185,976)	$(28,158)	$161,730	$670	$162,400

See accompanying notes to unaudited consolidated financial statements.

Ciber, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(167,122)	$4,979
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
(Gain) loss from discontinued operations	(362)	258
Goodwill impairment	115,483	—
Gain on sale of assets/entity	(12,525)	—
Depreciation	4,388	4,115
Amortization of intangible assets	2,349	162
Deferred income tax expense	3,170	2,858
Provision for doubtful receivables	2,079	343
Share-based compensation expense	5,353	5,850
Amortization of debt costs	570	570
Other, net	163	912
Changes in operating assets and liabilities:
Accounts receivable	19,270	(4,770)
Other current and long-term assets	(1,251)	(3,834)
Accounts payable	(10,602)	(5,935)
Accrued compensation and related liabilities	(9,193)	(24,128)
Other current and long-term liabilities	(3,240)	(16,006)
Income taxes payable/refundable	(1,284)	2,735
Cash used in operating activities — continuing operations	(52,754)	(31,891)
Cash used in operating activities — discontinued operations	(161)	(512)
Cash used in operating activities	(52,915)	(32,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets/entity	33,614	—
Proceeds from sale of assets/entity-restricted cash	5,700	—
Purchases of property and equipment, net	(9,053)	(6,288)
Cash provided by (used in) investing activities — continuing operations	30,261	(6,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on debt	216,380	263,138
Payments on debt	(209,917)	(244,476)
Employee stock purchases and options exercised	515	1,172
Purchase of shares for employee tax withholdings	(786)	(1,194)
Purchase of noncontrolling interest	—	(4,991)
Purchase of treasury stock	—	(1,665)
Cash provided by financing activities — continuing operations	6,192	11,984
Effect of foreign exchange rate changes on cash and cash equivalents	2,492	(998)
Net decrease in cash and cash equivalents	(13,970)	(27,705)
Cash and cash equivalents, beginning of period	20,404	45,858
Cash and cash equivalents, end of period	$6,434	$18,153

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

Management believes the accompanying unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results of operations for the full fiscal year.

As fully explained in Note 5, due to the balance available for borrowing under our Asset Based Lending Facility (“ABL Facility”) falling below $15 million during the three and nine months ended September 30, 2016, we became subject to certain covenants including a Fixed Charge Coverage Ratio. We were not in compliance with the Fixed Charge Coverage Ratio covenant during the first quarter 2016 and subsequently. The amount due under the ABL Facility is classified as a current liability in our balance sheet at September 30, 2016 as a result of this non-compliance, due to the fact that our lender has the right to accelerate the indebtedness making it due and payable immediately. Additionally, the maturity date of the ABL Facility is May 7, 2017, therefore requiring classification as a current liability. Our lender has not requested full payment of the facility, but if such action occurred, the Company believes it may not be able to immediately pay the amount due upon request. Further, due to the default, the Company’s ability to draw additional amounts from the ABL Facility have been limited. Management obtained a covenant waiver and amendment, and a further amendment, each subsequent to September 30, 2016 and continues to actively engage with Wells Fargo Bank NA ("Wells Fargo"). Management evaluated its working capital, cash flows, operating, investing and transactional forecasts and currently believes, based on this evaluation, the Company can continue to operate for the foreseeable future, although this cannot be assured. Additionally, the Company has announced that its Board of Directors has engaged a strategic adviser to assist in exploring strategic alternatives for the Company, which could include a potential financing, refinancing, or a merger, acquisition, joint venture, divestiture, or other disposition of some or all of the assets of the Company outside of the ordinary course of Ciber’s business. No decision has been made as to whether the Company will engage in a transaction resulting from the consideration of strategic alternatives and there can be no assurance that any transaction will occur or, if undertaken, the terms or timing of such a transaction. While management intends to execute upon the aforementioned plans, which would result in additional funds being raised and extension of the debt maturity, in the absence of such transactions management currently forecasts that it will not be able to timely satisfy its obligations on May 7, 2017, the currently scheduled maturity date of the debt. The financial statements have been prepared assuming the Company is a going concern.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of the standard is when an entity transfers goods or services to customers, it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance.  In March, April, and May 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations" ("ASU 2016-08"), ASU No. 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), and ASU No. 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"), respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards will be effective for us in the first quarter of our fiscal year 2018, although early adoption is permitted. We are currently evaluating the impact of these new standards on our consolidated financial statements, as well as which transition method we intend to use. ASU 2014-09 is expected to be effective for annual periods beginning after December 15, 2017, and for interim periods within that year, and allows for both retrospective and prospective methods of adoption. We are currently evaluating the impact of implementing this guidance on our consolidated financial statements, as well as which transition method we intend to use.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  We do not anticipate that this guidance will materially impact our consolidated financial statements, other than the required disclosures.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-15, "Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments". This standard clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We do not anticipate that this guidance will materially impact our consolidated financial statements.

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

Stock and Other Compensation

On January 26, 2015, June 24, 2015, July 1, 2015 and August 10, 2015, we granted 79,761, 69,558, 47,550 and 5,000 Performance Based Restricted Share Units ("PRSUs"), respectively, to our executives. On January 1, 2016, we granted 201,868 PRSUs to our executives. The performance conditions include both an internal performance condition and an external market-based condition. We have valued the external market-based condition using a Monte Carlo approach. Probability of reaching the internal performance condition is assessed quarterly and the associated expense is adjusted based on the target expected to be achieved. There is the potential for 441,072 shares of common stock to vest under these grants if maximum performance targets are achieved. There were no shares that vested and 104,692 shares forfeited during 2016.

In connection with the payment of cash bonuses to certain of the Company’s employees, on June 29, 2016, the Company erroneously initiated the payment of $760,000 and $100,000, respectively, to our Chief Executive Officer ("CEO"), Michael Boustridge, and to our Chief Financial Officer, Christian Mezger. The Compensation Committee subsequently determined that these bonus payments to our our Chief Executive Officer and Chief Financial Officer were not duly authorized by the Compensation Committee, as required by its charter and NYSE rules, due to miscommunication at the committee level.  The Compensation Committee requested that these amounts be repaid, net of tax. Mr. Mezger repaid the amount prior to September 30, 2016 and Mr. Boustridge repaid the amount subsequent to the end of the third quarter. The Compensation and Audit Committees have taken steps to strengthen the processes which led to the miscommunication, including the expansion and size of the Compensation Committee and the engagement of an outside third party to review the processes and recommend steps to remediate, and the Company is implementing the recommended changes.

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

(2) Divestitures

Ciber Nederland B.V.

On June 16, 2016 ("the Closing Date"), the Company completed a sale of certain assets and liabilities ("the Netherlands Sale") of Ciber Nederland, B.V. ("Ciber Nederland"), which has been reported as a part of the Company's International segment, for a cash purchase price of $25.0 million ("the Purchase Price"). The Purchase Price includes $5.0 million to be held in escrow ("the Escrow Amount") to be released in equal parts at 12 and 18 months from the Closing Date. The current portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Restricted cash. The long-term restricted portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Other assets. Subsequent to quarter end, the Purchase Price was adjusted by $3.9 million for working capital, resulting in proceeds of $28.9 million. The purchase price also is subject to a purchase price adjustment six months after closing with respect to the retention of certain Ciber Nederland customers, which adjustment is capped at the Escrow Amount. Until the resolution of contingencies, the $5.0 million in escrow has been excluded from estimated gain calculations. The gain on the sale of assets was $6.9 million for the six months ended June 30, 2016 and was adjusted downward $0.2 million, related to additional adjustments in working capital, to record a total of $6.7 million gain in the nine months ended September 30, 2016. This gain will also be adjusted after resolution of contingencies in the purchase price, allowing for the potential release of amounts in escrow.

Ciber Norge AS

On August 26, 2016 (the “Closing Date”), the Company completed a sale of Ciber Norge AS., which has been reported as part of the Company's International segment, for a cash purchase price of $7.0 million, (the “Purchase Price”) which includes $0.7 million to be held in escrow (the “Escrow Amount”), to be released in equal parts at 12 and 18 months from the Closing Date. The current portion of the Escrow Amount is $0.35 million and is recorded on the Consolidated Balance Sheets as Restricted cash. The long-term restricted portion of the Escrow Amount is $0.35 million and is recorded on the Consolidated Balance Sheets as Other assets. The Purchase Price was adjusted by $3.4 million for working capital, resulting in proceeds of $10.4 million. The Purchase Price also is subject to a purchase price adjustment twelve months after closing with respect to the retention of certain Ciber Norge customers, which adjustment is capped at $1.75 million. Until the resolution of contingencies, the $1.75 million has been excluded from gain calculations. The gain on the sale of assets was $5.0 million for the nine months ended September 30, 2016 and will be adjusted after resolution of contingencies in the purchase price, allowing for the potential release of amounts in escrow.

Ciber Sweden

On September 19, 2016, the Company completed a sale of certain assets and liabilities of Consultants in Business, Engineering and Research Sweden AB, (“Ciber Sweden”), which has been reported as a part of the Company's International segment, for a cash purchase price of $1.0 million (the “Purchase Price”). The Purchase Price was subject to a purchase price adjustment on or prior to the closing with respect to the retention of certain Ciber Sweden consultants, which adjustment is capped at 15% of the Purchase Price. Subsequent to quarter end, the Purchase Price was adjusted downward by $0.1 million, resulting in proceeds of $0.9 million. The gain on the sale of assets was $0.9 million for the nine months ended September 30, 2016 and will be adjusted after resolution of contingencies in the purchase price.

(3) Earnings (Loss) Per Share

Our computation of earnings (loss) per share — basic and diluted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$(18,798)	$(132)	$(167,484)	$5,237
Net income attributable to noncontrolling interests	49	24	84	16
Net income (loss) attributable to Ciber, Inc. from continuing operations	(18,847)	(156)	(167,568)	5,221
Gain (loss) from discontinued operations, net of income tax	14	(200)	362	(258)
Net income (loss) attributable to Ciber, Inc.	$(18,833)	$(356)	$(167,206)	$4,963

Denominator:
Basic weighted average shares outstanding	81,178	79,206	80,776	78,938
Dilutive effect of employee stock plans	—	—	—	787
Diluted weighted average shares outstanding	81,178	79,206	80,776	79,725

Basic and diluted earnings (loss) per share attributable to Ciber, Inc.:
Continuing operations	$(0.23)	$—	$(2.07)	$0.07
Discontinued operations	—	—	—	(0.01)
Basic and diluted earnings (loss) per share attributable to Ciber, Inc.	$(0.23)	$—	$(2.07)	$0.06

Anti-dilutive securities omitted from the calculation	4,124	4,141	4,349	3,137

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

(4) Goodwill

Subsequent to September 30, 2016, the Company observed a sustained decrease in its stock price, thereby providing a potential indicator of goodwill impairment. As a result, the Company will initiate an impairment test during the fourth quarter of 2016.

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

The Company performed the second step of the goodwill test to determine the implied fair value of goodwill for the International reporting unit.  The estimated implied fair value of goodwill was determined in a consistent manner utilized to estimate the amount of goodwill recognized in a business combination.  As a result, we calculated the estimated fair value of certain non-recorded assets, including customer relationships, trade name and workforce.  The implied fair value of goodwill was measured as the excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities.  The impairment loss for the reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill.  Based on this assessment using reasonable estimates for the theoretical purchase price allocation, we recognized an impairment charge of $29.6 million in the three months ended June 30, 2016, resulting in no remaining goodwill in the International segment. The impairment charge in our International reporting unit is primarily a result of the Netherlands Sale, decreased operating performance of the reporting unit, including a lag in new sales and our inability to achieve additional operational efficiencies.

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

The changes in the carrying amount of goodwill during the nine months ended September 30, 2016, were as follows:

	International	North America	Total
	(In thousands)
Balance at January 1, 2016	$123,055	$133,681	$256,736
Goodwill Impairment	(115,483)	—	(115,483)
Sale of assets	(8,620)	—	(8,620)
Effect of foreign exchange rate changes	1,048	—	1,048
Balance at September 30, 2016	$—	$133,681	$133,681

(5) Borrowings

As of September 30, 2016, the Company has an ABL Facility of up to $54 million with Wells Fargo. The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $44.4 million at September 30, 2016. The ABL Facility provides for borrowings in the United States, the United Kingdom and Germany and matures on May 7, 2017. As of September 30, 2016, the Company had $39.7 million outstanding under the ABL Facility. The Company expects borrowings to fluctuate based on working capital needs. The Company's obligations under the ABL Facility are guaranteed by the Company and are secured by substantially all of the Company's U.S., the Netherlands, United Kingdom, and German assets. The ABL Facility includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

On June 16, 2016, we amended our ABL Facility with Wells Fargo in connection with Wells Fargo's consent to the Netherlands Sale. As a result of this amendment and the sale of assets in the Netherlands Sale, the maximum borrowing base under the ABL Facility was reduced from $60 million to $54 million.

The ABL Facility can be prepaid in whole or in part at any time. The ABL Facility must be repaid to the extent that any borrowings exceed the maximum availability allowed under the ABL Facility.

The Company is required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. The Company must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days.  Due to the balance available for borrowing falling below $15 million during the nine months ended September 30, 2016, the Company became subject to the Fixed Charge Coverage Ratio and the Company was not in compliance with the Fixed Charge Coverage Ratio during the first quarter of 2016 and subsequently.

Due to the default in the Fixed Charge Coverage Ratio during the first quarter of 2016 and subsequently, the lender has the right to declare all outstanding debt under the ABL Facility immediately due and payable. The amount due under the ABL Facility is classified as a current liability in our balance sheet at September 30, 2016 as a result of this non-compliance. Additionally, the maturity date of the ABL Facility is May 7, 2017, therefore requiring classification as a current liability. The Company's lender has not requested full payment of the facility, but if such action occurred, the Company believes it may not be able to immediately pay the amount due upon request. Further, due to the default, the Company’s ability to draw additional amounts from the ABL Facility could be limited.

The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the nine months ended September 30, 2016, Wells Fargo notified us that it had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable to the German borrowers, which we began to comply with in March 2016 and this requirement continues to be applicable to us. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the nine months ended September 30, 2016.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the nine months ended September 30, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility.
The ABL Facility provides that Wells Fargo would take dominion over the Company's U.S. cash and cash receipts and would automatically apply such amounts to the ABL Facility on a daily basis if (a) an event of default has occurred and is continuing or (b) Ciber fails to maintain excess availability of at least the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments at any time.  During such times as was applicable during the nine months ended September 30, 2016, and subsequently, Wells Fargo had the ability to exercise dominion over the Company's U.S. cash and cash receipts. During the second quarter of 2016, Wells Fargo began to exercise its right to apply the Company's U.S. cash and cash receipts to the ABL Facility. Wells Fargo will continue to have dominion over the Company's U.S. cash and cash receipts until (a) no event of default is continuing and (b) excess availability has equaled or exceeded the greater of (i) $10 million or (ii) an amount equal to 16 2/3% of the aggregate amount of the commitments under the ABL Facility for 30 consecutive days.

In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if the Company has any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on the Consolidated Balance Sheet. At September 30, 2016, we had $2.3 million and $37.4 million of foreign and US borrowings, respectively, that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

On October 27, 2016, the Company, entered into a waiver and amendment to the ABL Facility with Wells Fargo ("Amendment No. 7"). Amendment No. 7 provides for, among other things: (1) a waiver of existing events of default from March 31, 2016 to September 30, 2016; (2) an adjustment to the fixed charge coverage ratio to 1.05 to 1.0 for the periods January 2017 to April 2017; (3) changes to the applicable margin and the elimination of LIBOR rate loans; (4) consent to and the release of the assets sold in the European Refinancing (as defined below); (5) the reduction of the maximum revolver amount from $54 million to $44 million; (6) elimination of the Company’s borrowing capacity in the United Kingdom and Germany; (7) changes to the US borrowing base; (8) an availability block; (9) consent for the Company’s Spanish subsidiary to enter into a similar receivables purchase agreement with Faunus Group International, Inc. ("FGI"); and (10) consent to the sale of the equity interests or substantially all of the assets of the Company’s Danish, Finnish and Australian subsidiaries, subject to certain conditions.

Amendment No. 7 also imposes new conditions, including: (1) a cash forecast requirement, including minimum weekly receipts and maximum weekly disbursements; (2) a requirement that the Company engage and retain a strategic advisor to prepare a confidential information memorandum and receive a letter of intent no later than November 1, 2016 regarding a potential financing, refinancing (other than the European Refinancing), or any merger, acquisition, joint venture, divestiture, or other disposition of some or all of the assets of the Company outside of the ordinary course of the Company’s business with aggregate proceeds of at least $25 million, to be completed no later than December 31, 2016; (3) a requirement that the Company retain at all times a financial advisor; (4) the establishment of certain specified reserves; and (5) the establishment of certain additional fees under the ABL Facility. As of November 8, 2016, the Company is meeting its obligations relative to the Amendment No. 7 milestones. On November 3, 2016, we entered into an additional amendment ("Amendment No. 8") to the Credit Agreement, to postpone an increase to the availability block and to delay the implementation of certain changes to the U.S. borrowing base, as otherwise provided for in Amendment No. 7. The impact of Amendment No. 8 is to provide additional liquidity of approximately $5.0 million in the immediate term.

On October 27, 2016, certain United Kingdom and German subsidiaries of the Company (the "European Borrowers")entered into receivables purchase agreements (the “Receivables Purchase Agreements”) with FGI pursuant to which the European Borrowers will sell certain receivables to FGI (the “European Refinancing”). Under the Receivables Purchase Agreements, the European Borrowers will sell 80% of their respective Eligible Receivables, subject to a discount rate of the greater of 5.25% per annum or 4.50% above the calendar monthly average of 90 day US LIBOR for prepayments. The proceeds at closing were approximately $6.3 million. The obligations of the European Borrowers under the Receivables Purchase Agreements are secured by substantially all of the assets of the European Borrowers. The original term of the European Refinancing is three years. If the European Borrowers terminate the Receivables Purchase Agreements during the first, second, or third year of the original term, FGI will charge a termination fee of 3.0%, 2.0% or 1.0% of the facility amount, respectively. The Receivables Purchase Agreements do not contain financial or operational covenants, but can be terminated at will by FGI. The Receivables Purchase Agreements generally contain customary representations, warranties, covenants, and events of default and termination for facilities of this type.

Management evaluated its working capital, cash flows, operating, investing and transactional forecasts and currently believes, based on this evaluation that the Company can continue to operate for the foreseeable future, although this cannot be assured. There can be no assurance that we will achieve or be in compliance with these bank covenants until operating cash flow improves.
Additionally, the Company has announced that its Board of Directors has engaged a strategic adviser to assist in exploring strategic alternatives for the Company, which could include a potential financing, refinancing, or a merger, acquisition, joint venture, divestiture, or other disposition of some or all of the assets of the Company outside of the ordinary course of Ciber’s business. No decision has been made as to whether the Company will engage in a transaction resulting from the consideration of strategic alternatives and there can be no assurance that any transaction will occur or, if undertaken, the terms or timing of such a transaction.
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

During the three and nine months of 2016 and 2015, we entered into various foreign currency forwards and a cross-currency option related to intercompany transactions denominated in a foreign currency. These forwards allow us to manage our foreign currency exposure with respect to the Euro, the Indian Rupee, the Pound Sterling, the Norwegian Krone, the Swedish Krona, and the Australian Dollar.  The duration of these contracts generally ranges from one to three months, and we are generally entering into new contracts on a monthly basis. We have not elected hedge accounting for these derivatives.
The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cross-currency option	$—	$27	$—	$(57)
Foreign currency forward contracts	511	(340)	952	1,304
Total realized and unrealized gain (loss) on derivatives	$511	$(313)	$952	$1,247
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
The following table summarizes our outstanding foreign currency forward contracts at September 30, 2016:

Currency Purchased Forward		Currency Sold Forward		Maturity Date

AUD	3,900,000	EUR	2,658,849	10/31/2016
EUR	5,340,454	USD	6,000,000	10/31/2016
EUR	10,250,000	GBP	8,887,160	10/31/2016
INR	261,387,750	USD	3,900,000	10/31/2016
INR	323,893,630	EUR	4,300,000	10/31/2016

(7) Income Taxes

Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(4,749)	$(1,200)	$(23,818)	$1,982
Foreign	(11,420)	2,406	(136,050)	6,934
Total	$(16,169)	$1,206	$(159,868)	$8,916

Income tax expense:
U.S.	$732	$696	$1,885	$2,037
Foreign	1,897	642	5,731	1,642
Total	$2,629	$1,338	$7,616	$3,679

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level. Due to the Netherlands Sale during the second quarter of 2016, the Company recognized $3.0 million in tax expense. A subsequent event in the third quarter of 2016 adjusted the Netherlands Sale gain, resulting in a tax benefit of $0.1 million, and reducing the tax related to the Netherlands Sale to $2.9 million. During the third quarter of 2016, the Company recorded the sale of an entity in Norway and substantially all of the assets of the operations in Sweden. The Norway Sale was structured to allow for tax free treatment of the gain on sale. The gain on the Sweden Sale is offset by existing tax losses that were previously reserved, resulting in no tax expense recognized.

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

The changes in our 2014 Plan restructuring liabilities, which are primarily recorded in other accrued expenses, during the six months ended September 30, 2016, are as follows:

	Employee Severance and Termination	Professional Fees, Office Closures and Other	Total
	(In thousands)
Restructuring liability, as of January 1, 2016	$1,791	$990	$2,781
Cash paid	(1,746)	—	(1,746)
Foreign exchange rate changes	40	—	40
Restructuring liability, as of September 30, 2016	$85	$990	$1,075

For the three and nine months ended September 30, 2016, the Company recognized employee severance and related benefits of $0.7 million and $1.2 million, respectively. These costs represent additional restructuring activities outside of the original restructuring plans. As of September 30, 2016 and December 31, 2015, additional restructuring liabilities of $1.1 million and $0.7 million, respectively, were included in other accrued expenses.

(9) Segment Information

The following presents financial information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
International	$46,722	$82,837	$193,719	$268,819
North America	97,569	110,031	292,249	324,423
Other	812	838	2,365	2,459
Inter-segment	(757)	(1,105)	(3,024)	(3,151)
Total revenues	$144,346	$192,601	$485,309	$592,550

Operating income (loss) from continuing operations:
International	$(8,249)	$4,556	$(18,358)	$16,194
North America	5,186	10,266	12,625	30,649
Other	29	48	203	173
Corporate expenses	(12,421)	(12,225)	(40,290)	(34,699)
Operating income (loss) from continuing operations before goodwill impairment, amortization, litigation settlements and restructuring charges	(15,455)	2,645	(45,820)	12,317
Goodwill impairment	—	—	(115,483)	—
Amortization of intangible assets	(323)	(55)	(2,349)	(162)
Litigation settlements	(4,496)	—	(4,496)	—
Restructuring charges	(417)	(1,002)	(1,156)	(1,738)
Total operating income (loss) from continuing operations	$(20,691)	$1,588	$(169,304)	$10,417

(10) Contingencies

We are subject to various claims and litigation that arise in the ordinary course of business. The litigation process is inherently uncertain. Therefore, the outcome of such matters is not predictable.
For the nine months ended September 30, 2016, the Company recorded $4.5 million in Litigation settlements on its Consolidated Statements of Operations related to settled litigation matters.

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

Our 2014 Plan had restructuring liabilities of $2.8 million at December 31, 2015, of which Ciber paid $1.7 million in the nine months ended September 30, 2016. The remaining liability of $1.1 million is recorded in other accrued expenses as of September 30, 2016.

Divestitures

Ciber Nederland B.V.

On June 16, 2016 ("the Closing Date"), the Company completed a sale of certain assets and liabilities ("the Netherlands Sale") of Ciber Nederland, B.V. ("Ciber Nederland"), which has been reported as a part of the Company's International segment, for a cash purchase price of $25.0 million ("the Purchase Price"). The Purchase Price includes $5.0 million to be held in escrow ("the Escrow Amount") to be released in equal parts at 12 and 18 months from the Closing Date. The current portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Restricted cash. The long-term restricted portion of the Escrow Amount is $2.5 million and is recorded on the Consolidated Balance Sheets as Other assets. Subsequent to quarter end, the Purchase Price was adjusted by $3.9 million for working capital, resulting in proceeds of $28.9 million. The purchase price also is subject to a purchase price adjustment six months after closing with respect to the retention of certain Ciber Nederland customers, which adjustment is capped at the Escrow Amount. Until the resolution of contingencies, the $5.0 million in escrow has been excluded from estimated gain calculations. The gain on the sale of assets was $6.9 million for the six months ended June 30, 2016 and was adjusted downward $0.2 million, related to additional adjustments in working capital, to record a total of $6.7 million gain in the nine months ended September 30, 2016. This gain will also be adjusted after resolution of contingencies in the purchase price, allowing for the potential release of amounts in escrow.

Ciber Norge AS

On August 26, 2016 (the “Closing Date”), the Company completed a sale of Ciber Norge AS., which has been reported as part of the Company's International segment, for a cash purchase price of $7.0 million, (the “Purchase Price”) which includes $0.7 million to be held in escrow (the “Escrow Amount”), to be released in equal parts at 12 and 18 months from the Closing Date. The current portion of the Escrow Amount is $0.35 million and is recorded on the Consolidated Balance Sheets as Restricted cash. The long-term restricted portion of the Escrow Amount is $0.35 million and is recorded on the Consolidated Balance Sheets as Other assets. The Purchase Price was adjusted by $3.4 million for working capital, resulting in proceeds of $10.4 million. The Purchase Price also is subject to a purchase price adjustment twelve months after closing with respect to the retention of certain Ciber Norge customers, which adjustment is capped at $1.75 million. Until the resolution of contingencies, the $1.75 million has been excluded from gain calculations. The gain on the sale of assets was $5.0 million for the nine months ended September 30, 2016 and will be adjusted after resolution of contingencies in the purchase price, allowing for the potential release of amounts in escrow.

Ciber Sweden

On September 19, 2016, the Company completed a sale of certain assets and liabilities of Consultants in Business, Engineering and Research Sweden AB, (“Ciber Sweden”), which has been reported as a part of the Company's International segment, for a cash purchase price of $1.0 million (the “Purchase Price”). The Purchase Price was subject to a purchase price adjustment on or prior to the closing with respect to the retention of certain Ciber Sweden consultants, which adjustment is capped at 15% of the Purchase Price. Subsequent to quarter end, the Purchase Price was adjusted downward by $0.1 million, resulting in proceeds of $0.9 million. The gain on the sale of assets was $0.9 million for the nine months ended September 30, 2016 and will be adjusted after resolution of contingencies in the purchase price.

Results of Operations — Comparison of the Three Months Ended September 30, 2016 and 2015

The following table and related discussion provide information about our consolidated financial results for the periods and are presented in dollars and expressed as a percentage of revenue:

	Three Months Ended September 30,
	2016		2015
	(In thousands)
Consulting services	$137,364	95.2%	$180,490	93.7%
Other revenue	6,982	4.8	12,111	6.3
Total revenues	$144,346	100.0%	$192,601	100.0%

Gross profit - consulting services	$27,051	19.7%	$46,785	25.9%
Gross profit - other revenue	2,659	38.1	4,838	39.9
Gross profit - total	29,710	20.6	51,623	26.8

SG&A costs	45,165	31.3	48,978	25.4
Amortization of intangible assets	323	0.2	55	—
Litigation settlements	4,496	—	—	—
Restructuring charges	417	0.3	1,002	0.5
Operating income (loss) from continuing operations	(20,691)	(14.3)	1,588	0.8

Gain on sale of assets	5,595	3.9	—	—
Interest expense	(545)	(0.4)	(377)	(0.2)
Other expense, net	(528)	(0.4)	(5)	—

Income (loss) from continuing operations before income taxes	(16,169)	(11.2)	1,206	0.6
Income tax expense	2,629	1.8	1,338	0.7

Net income (loss) from continuing operations	$(18,798)	(13.0)%	$(132)	(0.1)%

Revenue by segment from continuing operations was as follows:

	Three Months Ended September 30,
	2016	2015	% change
	(In thousands)
International	$46,722	$82,837	(43.6)%
North America	97,569	110,031	(11.3)
Other	812	838	(3.1)
Inter-segment	(757)	(1,105)	31.5
Total revenues	$144,346	$192,601	(25.1)%

 Revenues.  For the three months ended September 30, 2016, total revenues decreased $48.3 million, or 25.1% in U.S. dollars in comparison to the three months ended September 30, 2015. In local currency, revenues decreased 24.2%, as compared with the three months ended September 30, 2015. This change is attributable to the following:

•
International revenues decreased $36.1 million, or 43.6% overall, and decreased 41.6% in local currency compared with the three months ended September 30, 2015. Revenues declined primarily related to the Netherlands Sale and the Norway Sale, as well as decreased revenue in the United Kingdom ("U.K.") primarily due to less available resources and lower license sales, as well as a decreased revenue in Germany due to less available resources and lower utilization.

•
North America revenues decreased $12.5 million, or 11.3%, compared to the three months ended September 30, 2015. This decrease is primarily due to declines in the Oracle practice due to implementation delays, as well as projects ending or ramping down. We also had declines in our SAP and ADM practices due to projects ending or ramping down. Additionally, the talent services practice declined due to increased pricing pressure from some of our key contracts, as well as projects ending. These decreases were partially offset by an increase in revenue in our transformation services practices during the three months ended September 30, 2016, due to a new project started during the fourth quarter of 2015.

Gross Profit.  Gross profit margin decreased to 20.6% for the three months ended September 30, 2016, compared to 26.8% for the same period in 2015. Gross profit margin for our International segment decreased primarily due to increased labor costs for both our internal resources and our subcontractors, as well as lower utilization. North America gross profit margin decreased compared to the three months ended September 30, 2015 due to pricing pressure, implementation delays, and lower margins in our transformation services practice compared to the rest of our practices.

Selling, general and administrative costs ("SG&A").  Our SG&A costs decreased $3.8 million, or 7.8%, to $45.2 million for the three months ended September 30, 2016, from $49.0 million for the three months ended September 30, 2015. International SG&A costs decreased compared to the three months ended September 30, 2015 due primarily to the Netherlands sale and the Norway Sale. North America SG&A costs compared to the three months ended September 30, 2015 decreased due to a decrease in personnel costs. Our corporate SG&A costs remained fairly flat.

Operating income (loss).  Our operating loss was $(20.7) million for the three months ended September 30, 2016, as compared to operating income of $1.6 million for the same period of 2015. This change was primarily due to decreased revenues in our North America and International segments, partially offset by decreased SG&A costs during the three months ended September 30, 2016, as compared to the same period in 2015.

Operating income (loss) from continuing operations by segment was as follows:

	Three Months Ended September 30,		% change	2016 % of revenue*	2015 % of revenue*
	2016	2015
	(In thousands)
International	$(8,249)	$4,556	n/m	(17.7)%	5.5%
North America	5,186	10,266	(49.5)	5.3	9.3
Other	29	48	(39.6)	3.6	5.7
Corporate expenses	(12,421)	(12,225)	(1.6)	(8.6)	(6.3)
Operating income (loss) from continuing operations before amortization and restructuring charges	(15,455)	2,645	n/m	(10.7)	1.4
Amortization of intangible assets	(323)	(55)	100.0	(0.2)	—
Litigation settlements	(4,496)	—	100.0	(3.0)	—
Restructuring charges	(417)	(1,002)	n/m	(0.3)	(0.5)
Total operating income (loss) from continuing operations	$(20,691)	$1,588	n/m	(14.3)%	0.8%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue. All other items are calculated as a % of total revenue. Column may not total due to rounding.

•
International operating loss was $8.2 million for the three months ended September 30, 2016 compared to operating income of $4.6 million for the three months ended September 30, 2015. This decrease was primarily due to the Netherlands Sale and the Norway Sale, as well as increased personnel and overhead costs as a percentage of revenue.

•
North America operating income decreased $5.1 million, or 49.5% compared to the three months ended September 30, 2015. The decrease was a result of a decline in revenue and profitability primarily in the Oracle, Talent Services and ADM practices.

•
Corporate expenses increased $0.2 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in legal and consulting costs.

Amortization of intangible assets. Amortization of intangible assets increased $0.3 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 due to amortization related to internally developed software which was placed into service during the second half of 2015.

Litigation settlements. Litigation settlements increased $4.5 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase is due to settled litigation matters.

Restructuring charges. Restructuring charges decreased $0.6 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease is due to less employee severance and related benefits.

Gain on sale of assets/entity.  Gain on sale of assets increased $5.6 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 primarily due to the Norway sale and the Sweden Sale.

Interest expense.  Interest expense increased $0.2 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 primarily related to higher borrowings compared to the three months ended September 30, 2015.

Other expense, net.  Other expense, net increased $0.5 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 primarily due to a change in foreign currency exchange rates.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(4,749)	$(1,200)
Foreign	(11,420)	2,406
Total	$(16,169)	$1,206

Income tax expense:
U.S.	$732	$696
Foreign	1,897	642
Total	$2,629	$1,338

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level. Due to the Netherlands Sale during the second quarter of 2016, the Company recognized $3.0 million in tax expense. A subsequent event in the third quarter of 2016 adjusted the Netherlands Sale gain, resulting in a tax benefit of $0.1 million, and reducing the tax related to the Netherlands Sale to $2.9 million. During the third quarter of 2016, the Company recorded the sale of an entity in Norway and substantially all of the assets of the operations in Sweden. The Norway Sale was structured to allow for tax free treatment of the gain on sale. The gain on the Sweden Sale is offset by existing tax losses that were previously reserved, resulting in no tax expense recognized.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Results of Operations — Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table and related discussion provide information about our consolidated financial results for the periods and are presented in dollars and expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2016		2015
	(In thousands)
Consulting services	$459,822	94.7%	$558,790	94.3%
Other revenue	25,487	5.3	33,760	5.7
Total revenues	$485,309	100.0%	$592,550	100.0%

Gross profit - consulting services	$93,629	20.4%	$140,669	25.2%
Gross profit - other revenue	10,847	42.6	14,374	42.6
Gross profit - total	104,476	21.5	155,043	26.2

SG&A costs	150,296	31.0	142,726	24.1
Goodwill impairment	115,483	23.8	—	—
Amortization of intangible assets	2,349	0.5	162	—
Litigation settlements	4,496	—	—	—
Restructuring charges	1,156	0.2	1,738	0.3
Operating income (loss) from continuing operations	(169,304)	(34.9)	10,417	1.8

Gain on sale of assets	12,525	2.6	—	—
Interest expense	(1,792)	(0.4)	(1,118)	(0.2)
Other expense, net	(1,297)	(0.3)	(383)	(0.1)

Income (loss) from continuing operations before income taxes	(159,868)	(32.9)	8,916	1.5
Income tax expense	7,616	1.6	3,679	0.6

Net income (loss) from continuing operations	$(167,484)	(34.5)%	$5,237	0.9%

Revenue by segment from continuing operations was as follows:

	Nine Months Ended September 30,
	2016	2015	% change
	(In thousands)
International	$193,719	$268,819	(27.9)%
North America	292,249	324,423	(9.9)
Other	2,365	2,459	(3.8)
Inter-segment	(3,024)	(3,151)	n/m
Total revenues	$485,309	$592,550	(18.1)%
_____________
n/m = not meaningful

 Revenues.  For the nine months ended September 30, 2016, total revenues decreased $107.2 million, or 18.1% in U.S. dollars compared to the nine months ended September 30, 2015. On a local currency basis, revenues decreased 17.0%, as compared with the nine months ended September 30, 2015. This change is attributable to the following:

•
International revenues decreased $75.1 million, or 27.9%, and decreased 25.5% in local currency during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Revenues declined due to decreased revenue in the United Kingdom ("U.K.") and Germany, primarily due to less available resources in these countries, as well as the impact of the Netherlands Sale and the Norway Sale.

•
North America revenues decreased $32.2 million, or 9.9% compared to the first nine months of 2015. This decrease is primarily a result of implementation delays and project cost overruns, as well as completion and ramp down of projects, in our Oracle practice. Additionally we had declines in the SAP and ADM practices due to projects ending or ramping down. These decreases were partially offset by an increase in revenue in our transformation services practices during the nine months ended September 30, 2015, due to a new project started in the fourth quarter of 2015.

Gross Profit.  Gross profit margin decreased to 21.5% for the nine months ended September 30, 2016, compared to 26.2% for the same period in 2015. Gross profit margin for our International segment decreased primarily due to increased labor costs for both our internal resources and our subcontractors, and slightly lower utilization. North America gross margin decreased for the first nine months of 2016 as compared to the comparable 2015 period due to implementation delays and cost overruns in our Oracle practice, as well as a decrease in SAP and ADM practices due to projects ending or ramping down.

Selling, general and administrative costs.  Our SG&A costs increased by $7.6 million, or 5.3% to $150.3 million for the nine months ended September 30, 2016, from $142.7 million for the nine months ended September 30, 2015. International SG&A costs increased compared to the first nine months of 2015 due an increase in personnel costs. North America SG&A costs increased when compared to the nine months ended September 30, 2015 due to an increase in bonus costs, as well as investments in various practices. Our corporate SG&A costs increased primarily due to an increase in consulting and bonus costs as compared to the nine months ended September 30, 2015.

Operating (loss) income.  Our operating loss was $169.3 million for the nine months ended September 30, 2016, as compared to income of $10.4 million for the same period of 2015. This change was primarily due to goodwill impairment of $115.5 million during the first nine months of 2016, as well as decreased revenues in our North America and International segments and increased SG&A costs.

Operating income from continuing operations by segment was as follows:

	Nine Months Ended September 30,		% change	2016 % of revenue*	2015 % of revenue*
	2016	2015
	(In thousands)
International	$(18,358)	$16,194	n/m	(9.5)%	6.0%
North America	12,625	30,649	(58.8)	4.3	8.9
Other	203	173	17.3	8.6	11.0
Corporate expenses	(40,290)	(34,699)	(16.1)	(8.3)	(4.8)
Operating income (loss) from continuing operations before amortization and restructuring charges	(45,820)	12,317	n/m	(9.4)	1.4
Goodwill Impairment	(115,483)	—	100.0	(23.8)
Amortization of intangible assets	(2,349)	(162)	n/m	(0.5)	—
Litigation settlements	(4,496)	—	100.0	(0.9)	—
Restructuring charges	(1,156)	(1,738)	33.5	(0.2)	(3.5)
Total operating income (loss) from continuing operations	$(169,304)	$10,417	n/m	(34.9)%	(2.1)%
_____________
n/m = not meaningful

*International, North America and Other calculated as a % of their respective revenue. All other items are calculated as a % of total revenue. Column may not total due to rounding.

•
International recorded an operating loss of $18.4 million for the nine months ended September 30, 2016, compared to operating income of $16.2 million for the comparable period in 2015. This decrease was due to the Netherlands Sale and the Norway Sale, as well as reduced revenues from fewer resources available.

•
North America operating income decreased $18.0 million, or 58.8%, compared to the first nine months of 2015. The decrease was a result of a decline in revenue and profitability primarily in the Oracle practice.

•	Corporate expenses increased $5.6 million during the current nine month period which was primarily related to an increase in consulting costs year over year.

Goodwill Impairment.  Goodwill impairment was $115.5 million during the nine months ended September 30, 2016. The charge was in our International segment as a result of impairment tests performed in the first and second quarters of 2016, which were triggered by our annual goodwill impairment analysis, as well as the Netherlands Sale, lower than expected earnings and a sustained decrease in the stock price during the first six months ended June 30, 2016.

Amortization of intangible assets. Amortization of intangible assets increased $2.2 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2016. The increase is due to amortization related to internally developed software which was placed into service during the second half of 2015.

Litigation settlements. Litigation settlements increased $4.5 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase is due settled litigation matters.

Restructuring charges. Restructuring charges decreased $0.6 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This decrease is due to less employee severance and related benefits.

Gain on sale of assets/entity. Gain on sale of assets increased $12.5 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 due to the Netherlands Sale, the Norway Sale and the Sweden Sale during the nine months ended September 30, 2016.

Interest expense.  Interest expense increased $0.7 million for the nine months ended September 30, 2016, compared to the same period of 2015 due to higher average borrowings in the nine months ended September 30, 2016, compared to the comparable 2015 period.

Other expense, net.  Other expense, net was $1.3 million for the nine months ended September 30, 2016, compared to $0.4 million for the nine months ended September 30, 2015. This change was due to foreign exchange gains and losses.

Income taxes.  Current period U.S. and foreign income (loss) before income taxes as well as income tax expense were as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(23,818)	$1,982
Foreign	(136,050)	6,934
Total	$(159,868)	$8,916

Income tax expense:
U.S.	$1,885	$2,037
Foreign	5,731	1,642
Total	$7,616	$3,679

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

The effective rate on our foreign tax expense varies with the mix of income and losses across multiple tax jurisdictions with most statutory tax rates varying from 19% to 34%. The foreign losses did not create the expected tax benefit as a result of the current mix of income and losses across jurisdictions, with income being earned in jurisdictions where taxes are paid, and losses being generated in jurisdictions that have a full valuation allowance recorded against them. Additionally, we have recorded significant goodwill impairment charges that do not result in a tax benefit at the local country level. A subsequent event in the third quarter of 2016 adjusted the Netherlands Sale gain, resulting in a tax benefit of $0.1 million, and reducing the tax related to the Netherlands Sale to $2.9 million. Due to the Netherlands Sale during the second quarter of 2016, the Company recognized $3.0 million in tax expense.During the third quarter of 2016, the Company recorded the sale of an entity in Norway and substantially all of the assets of the operations in Sweden. The Norway Sale was structured to allow for tax free treatment of the gain on sale. The gain on the Sweden Sale is offset by existing tax losses that were previously reserved, resulting in no tax expense recognized.

For interim periods, we base our tax provision on forecasted book and taxable income for the entire year.  As the forecast for the year changes, we adjust our year-to-date tax provision.  Our provision for income taxes is based on many factors and is subject to significant volatility from year to year.

Liquidity and Capital Resources

At September 30, 2016, we had $47.9 million in working capital, which represented a decrease from $105.9 million at December 31, 2015. This decrease was largely due to the reclassification of our debt to current liabilities during the second quarter of 2016 due to the maturity date of May 7, 2017 for our ABL Facility, as well as noncompliance with the Fixed Charge Coverage Ratio on our ABL Facility from March 31, 2016 to September, 30, 2016 and subsequently. Our current ratio was 1.4:1 at September 30, 2016, compared to 2:1 at December 31, 2015.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under our credit facility. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. In addition, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate, and lower our borrowing base under our credit facilities. Management utilizes a rolling thirteen week cash forecast as an indicator of weekly cash flows to meet operating and capital requirements. At our currently forecasted levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our anticipated cash collections, including recent proceeds from the Netherlands Sale, the Norway Sale, the Sweden Sale and the European Refinancing, combined with cash management measures we have implemented in 2016, will be sufficient to meet our projected operating and capital expenditure requirements through the fourth quarter of 2016. We are exploring options to raise additional funds through public or private equity or equity linked securities, or debt financing, select asset dispositions, and other measures to extend that period to an additional twelve months. Should additional capital resources not become available to us through such measures, or should additional capital resources only be available on unfavorable terms, we would be required to make changes to our operating expense levels and capital expenditures to extend that period and would likely need to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity or equity linked securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the incurrence of additional indebtedness, we may be subject to additional contractual restrictions on our business.

Our balance of cash and cash equivalents was $6.4 million at September 30, 2016, compared to $20.4 million at December 31, 2015. Our domestic cash balances are generally used as a sweep to reduce outstanding borrowings. Typically, most of our cash balance is maintained by our foreign subsidiaries. From time to time, we may engage in short-term loans from our foreign operations. We have not provided for additional U.S. income taxes on the undistributed earnings of foreign subsidiaries that qualify for the indefinite reinvestment exception, where we currently do not have plans to repatriate cash in the future and we consider these to be permanently reinvested in the operations of such subsidiaries. While most of our foreign earnings qualify, we have provided for additional U.S. income taxes on foreign earnings that do not meet the requirements of the indefinite reinvestment exception. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that the undistributed earnings of our foreign subsidiaries be distributed, an additional provision for income taxes may apply, which could materially affect our future tax expense.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(52,754)	$(31,891)
Investing activities	30,261	(6,288)
Financing activities	6,192	11,984
Net cash used in continuing operations	(16,301)	(26,195)

Cash used in operating activities — discontinued operations	(161)	(512)
Net cash used in discontinued operations:	(161)	(512)
Effect of foreign exchange rate changes on cash and cash equivalents	2,492	(998)
Net decrease in cash and cash equivalents	$(13,970)	$(27,705)

Operating activities.  Cash used in operating activities used in continuing operations was $52.8 million during the nine months ended September 30, 2016, compared with $31.9 million for the nine months ended September 30, 2015. A decrease in normal short-term working capital items, particularly from a decrease in accounts receivable and an increase in accrued liabilities, contributed to the decrease in cash used in operating activities from continuing operations during the current nine month period as compared to the same period in the prior year. Our working capital fluctuates significantly due to changes in accounts receivable (discussed below), as well as the timing of our domestic payroll and accounts payable processing cycles with regard to month-end dates and other seasonal factors. We paid $2.5 million for restructuring-related costs in the first nine months of 2016 compared to $9.9 million in the first nine months of 2015. In 2016, these costs were related to severance expense, primarily in our International segment and real estate-related costs. In 2015, restructuring costs were related to severance expense, primarily in our International segment, professional fees and real estate-related costs.  During the nine months ended September 30, 2016, and 2015 our domestic operations provided $2.1 million and used $19.0 million, respectively, of cash from continuing operations while our International operations used $54.9 million and $18.1 million, respectively, during the same time periods. Typically, the seasonality of our business in many European countries results in negative cash from operations in the middle part of the year with improvements in the later portion of the year.  Cash flow from European receivables and payables are typically maximized in the fourth quarter.

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

Total accounts receivable decreased to $138.6 million at September 30, 2016, from $169.5 million at December 31, 2015.  Total accounts receivable day’s sales outstanding (“DSO”) increased to 77 days at September 30, 2016, from 64 days at December 31, 2015, an increase of 13 days, compared with DSO of 67 days at September 30, 2015, and 57 days at December 31, 2014, an increase of 10 days. We experienced increased DSO both in North America and International in the third quarter of 2016. This DSO increase is a result of decreased collections and increased unbilled receivables associated with fixed price projects.

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

In connection with the payment of cash bonuses to certain of the Company’s employees, on June 29, 2016, the Company erroneously initiated the payment of $760,000 and $100,000, respectively, to our Chief Executive Officer ("CEO"), Michael

Boustridge, and to our Chief Financial Officer, Christian Mezger. The Compensation Committee subsequently determined that these bonus payments to our our Chief Executive Officer and Chief Financial Officer were not duly authorized by the Compensation Committee, as required by its charter and NYSE rules, due to miscommunication at the committee level.  The Compensation Committee requested that these amounts be repaid, net of tax. Mr. Mezger repaid the amount prior to September 30, 2016 and Mr. Boustridge repaid the amount subsequent to the end of the third quarter. The Compensation and Audit Committees have taken steps to strengthen the processes which led to the miscommunication, including the expansion and size of the Compensation Committee and the engagement of an outside third party to review the processes and recommend steps to remediate, and the Company is implementing the recommended changes.

Investing activities.  During the nine months ended September 30, 2016, cash provided by investing activities increased to $30.3 million from cash used in investing of $6.3 million, compared to the nine months ended September 30, 2015. The increase is due to cash received in the Netherlands Sale, which was partially offset by spending on property and equipment, which increased to $9.1 million during the nine months ended September 30, 2016, from $6.3 million in the same period of 2015. Our capital spending is primarily for technology equipment and software and to support our global employee base, as well as our management and corporate support infrastructure, and for investment in our domestic and off-shore delivery centers. Our investments will fluctuate from period to period. The fluctuation from 2015 to 2016 was due to continuing spend related to a global ERP system implementation expected to go-live in early 2017. We received $25.0 million from the Netherlands Sale, $5.0 million of which is held in escrow to be released in equal parts at 12 and 18 months from the Closing Date. Please refer to Note 2 of the Notes to Consolidated Financial Statements for further information.

Financing activities.  Typically, our most significant financing activities consist of the borrowings and payments under our ABL Facility, as described below.  This primarily fluctuates based on cash provided by, or used in, our domestic operations during the period as the ABL Facility is used for U.S. working capital fluctuations. During the nine months ended September 30, 2016, we had net borrowings on our ABL Facility of $6.5 million, compared with $18.7 million for the nine months ended September 30, 2015. In the first nine months of 2015 we also purchased $1.7 million of treasury stock under our publicly announced buyback plan.

Credit Agreement.  As of September 30, 2016, we had an ABL Facility of up to $54 million with Wells Fargo Bank, N.A ("Wells Fargo"). The maximum amount available for borrowing at any time under such line of credit is determined according to a borrowing base valuation of eligible account receivables, which was $44.4 million at September 30, 2016. The ABL Facility provides for borrowings in the United States, the United Kingdom and Germany and matures on May 7, 2017. As of September 30, 2016, we had $39.7 million outstanding under the ABL Facility. The Company expects borrowings to fluctuate based on working capital needs. Our obligations under the ABL Facility are guaranteed by the Company and are secured by substantially all of our U.S., the Netherlands, United Kingdom, and German assets. The ABL Facility includes a number of business covenants, including customary limitations on, among other things, indebtedness, liens, investments, guarantees, mergers, dispositions, acquisitions, liquidations, dissolutions, issuances of securities, payments of dividends, loans and advances, and transactions with affiliates.

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

We are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days.  Due to the balance available for borrowing falling below $15 million during the six months ended June 30, 2016, we were subject to the Fixed Charge Coverage Ratio and we were not in compliance with the Fixed Charge Coverage Ratio from March 31, 2016 to September 30, 2016 and subsequently.

Due to the default in the Fixed Charge Coverage Ratio during 2016, the lender has the right to declare all outstanding debt under the ABL Facility immediately due and payable. The amount due under the ABL Facility is classified as a current liability in our balance sheet at September 30, 2016 as a result of this non-compliance. Additionally, the maturity date of the ABL Facility is May 7, 2017, therefore requiring classification as a current liability. Our lender has not requested full payment of the facility, but if such action occurred, we believe we may not be able to immediately pay the amount due upon request. Further, due to the default, our ability to draw additional amounts from the ABL Facility could be limited. Management is currently seeking a covenant waiver and actively engaging with Wells Fargo.

Management evaluated its working capital, cash flows, operating, investing and transactional forecasts and currently believes, based on this evaluation that we can continue to operate for the foreseeable future, although this cannot be assured. There can be no assurance that we will achieve or be in compliance with these bank covenants until operating cash flow improves.
Additionally, the Company has announced that its Board of Directors has engaged a strategic adviser to assist in exploring strategic alternatives for the Company, which could include a potential financing, refinancing, or a merger, acquisition, joint venture, divestiture, or other disposition of some or all of the assets of the Company outside of the ordinary course of Ciber’s business. No decision has been made as to whether the Company will engage in a transaction resulting from the consideration of strategic alternatives and there can be no assurance that any transaction will occur or, if undertaken, the terms or timing of such a transaction. While management intends to execute upon the aforementioned plans, which would result in additional funds being raised and extension of the debt maturity, in the absence of such transactions management currently forecasts that it will not be able to timely satisfy its obligations on May 7, 2017, the currently scheduled maturity date of the debt. The financial statements have been prepared assuming the Company is a going concern.
Management believes that other sources of credit or financing might be available to us. However, we cannot predict at this time what types of credit or financing might be available in the future, if any. We can also not predict whether the costs of such credit or financing, or the terms of any new amended or new facility, would be materially less favorable to us.

The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the nine months ended September 30, 2016, Wells Fargo notified us that it had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable to the German borrowers, which we began to comply with in March 2016 and this requirement continues to be applicable to us. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the nine months ended September 30, 2016. We currently are working with Wells Fargo to cure this non-compliance.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the nine months ended September 30, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility.
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

In addition, at all times during the term of the ABL Facility, Wells Fargo would have dominion over the cash of the United Kingdom, Dutch, and German borrowers when a balance is outstanding to those entities and would automatically apply such amounts to the ABL Facility on a daily basis. As a result, if we had any outstanding borrowings that are subject to the bank's dominion, such amounts would be classified as a current liability on the Consolidated Balance Sheet. At September 30, 2016, we had $2.3 million and $37.4 million of foreign and US borrowings, respectively, that were subject to the bank's dominion and are classified as a current liability on our balance sheet.

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

On October 27, 2016, the Company, entered into a waiver and amendment to the ABL Facility with Wells Fargo ("Amendment No. 7"). Amendment No. 7 provides for, among other things: (1) a waiver of existing events of default from March 31, 2016 to September 30, 2016; (2) an adjustment to the fixed charge coverage ratio to 1.05 to 1.0 for the periods January 2017 to April 2017; (3) changes to the applicable margin and the elimination of LIBOR rate loans; (4) consent to and the release of the assets sold in the European Refinancing (as defined below); (5) the reduction of the maximum revolver amount from $54 million to $44 million; (6) elimination of the Company’s borrowing capacity in the United Kingdom and Germany; (7) changes to the US borrowing base; (8) an availability block; (9) consent for the Company’s Spanish subsidiary to enter into a similar receivables purchase agreement with Faunus Group International, Inc. ("FGI"); and (10) consent to the sale of the equity interests or substantially all of the assets of the Company’s Danish, Finnish and Australian subsidiaries, subject to certain conditions.

Amendment No. 7 also imposes new conditions, including: (1) a cash forecast requirement, including minimum weekly receipts and maximum weekly disbursements; (2) a requirement that the Company engage and retain a strategic advisor to prepare a confidential information memorandum and receive a letter of intent no later than November 1, 2016 regarding a potential financing, refinancing (other than the European Refinancing), or any merger, acquisition, joint venture, divestiture, or other disposition of some or all of the assets of the Company outside of the ordinary course of the Company’s business with aggregate proceeds of at least $25 million, to be completed no later than December 31, 2016; (3) a requirement that the Company retain at all times a financial advisor; (4) the establishment of certain specified reserves; and (5) the establishment of certain additional fees under the ABL Facility. As of November 8, 2016, the Company is meeting its obligations relative to the Amendment No. 7 milestones. On November 3, 2016, we entered into an additional amendment ("Amendment No. 8") to the Credit Agreement, to postpone an increase to the availability block and to delay the implementation of certain changes to the U.S. borrowing base, as otherwise provided for in Amendment No. 7. The impact of Amendment No. 8 is to provide additional liquidity of approximately $5.0 million in the immediate term.

On October 27, 2016, certain United Kingdom and German subsidiaries of the Company (the "European Borrowers")entered into receivables purchase agreements (the “Receivables Purchase Agreements”) with FGI pursuant to which the European Borrowers will sell certain receivables to FGI (the “European Refinancing”). Under the Receivables Purchase Agreements, the European Borrowers will sell 80% of their respective Eligible Receivables, subject to a discount rate of the greater of 5.25% per annum or 4.50% above the calendar monthly average of 90 day US LIBOR for prepayments. The proceeds at closing were approximately $6.3 million. The obligations of the European Borrowers under the Receivables Purchase Agreements are secured by substantially all of the assets of the European Borrowers. The original term of the European Refinancing is 3 years. If the European Borrowers terminate the Receivables Purchase Agreements during the first, second, or third year of the original term, FGI will charge a termination fee of 3.0%, 2.0% or 1.0% of the facility amount, respectively. The Receivables Purchase Agreements do not contain financial or operational covenants, but can be terminated at will by FGI. The Receivables Purchase Agreements generally contain customary representations, warranties, covenants, and events of default and termination for facilities of this type.

For more information on the specific risks we face due to our credit facilities, see Part I. “Item 1A. Risk Factors” of this report.

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

Subsequent to September 30, 2016, the Company observed a sustained decrease in its stock price, thereby providing a potential indicator of goodwill impairment. As a result, the Company will initiate an impairment test during the fourth quarter of 2016.

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

We currently have a remaining goodwill balance of $133.7 million at September 30, 2016, all in the North America reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units for the purpose of our annual or periodic goodwill impairment analysis, we make estimates and judgments about the future cash flows of the reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. We consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management. As a result, several factors could result in the impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2016, there were no material changes in our market risk exposure.  For a complete discussion of our market risk associated with foreign currency risk and interest rate risk as of December 31, 2015, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the quarter ended September 30, 2016, the Company determined that it failed to timely file a Current Report on Form 8-K relating to cash bonus payments made to the Company's Chief Executive Officer and Chief Financial Officer, which it reported in a Current Report on Form 8-K filed on August 4, 2016.  The erroneous payment of these bonuses and this failure to timely file resulted from control deficiencies.  The Audit Committee of the Company has reviewed the circumstances that gave rise to these control deficiencies and as a result the Company is in the process of implementing appropriate remedial measures to improve our internal controls environment.

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

As a result of our significant use of available borrowings under our ABL Facility and our European Refinancing (collectively, our "credit facilities"), recent underperformance compared to expectations and challenging current market conditions, we may need to raise additional capital to de-lever our balance sheet to allow us to continue as a going concern in the long term. Any new capital investment, or capital raised in the context of cure of a breach of our ABL Facility, including the solvency covenant, may be in the form of equity or equity linked securities, and is likely to be substantially dilutive to existing shareholders. If we raise cash through the incurrence of additional indebtedness, we may be subject to additional contractual restrictions on our business. If our financial performance does not improve or additional third-party financing is not obtained, we anticipate that we may not be able to comply with the Fixed Charge Coverage Ratio in the future and solvency covenant either currently or in the future as required by our ABL Facility, unless such covenant is amended or compliance is waived. Despite the waiver of existing events of default, Wells Fargo retains the right to declare all outstanding debt under the ABL Facility immediately due and payable and we may not have sufficient cash to fulfill this obligation.

Our credit facility limits our operational and financial flexibility, and in addition we may require substantial additional capital to support our business, and this capital may not be available to us on acceptable terms, if at all.

We have an asset-based revolving line of credit of up to $44 million, and our European Refinancing with the amount available for borrowing at any time determined based on a valuation of our eligible accounts receivable. As of September 30, 2016, we had $39.7 million of borrowings outstanding under our revolving line of credit. Any borrowings we make under our credit facilities are secured by liens on substantially all of our assets.

We are dependent on our credit facilities to meet working capital and operational requirements, and access to our credit facilities is dependent on, among other things, the borrowing base valuation of our eligible accounts receivable and the absence of a default under the ABL Facility. The amount available for borrowing under the credit facilities could be significantly reduced if there is a reduction in our eligible accounts receivable due to poor economic conditions, operational performance, the sale of any portion of our business, or other factors. Any loss or material reduction of our ability to access funds under our credit facilities could materially and negatively impact our liquidity.

The ABL Facility includes, among other provisions, specific limitations on our ability to take certain actions, which include, among others, our ability to incur indebtedness or liens, make investments, issue guarantees, enter into certain mergers, dispositions, acquisitions, liquidations or dissolutions, issue additional securities, pay dividends, make loans and advances, and enter into transactions with affiliates as well as an availability block and certain affirmative covenants relating to the retention of a financial advisor and a strategic advisor, with required milestones relating to a financing transaction of no less than $25 million to be completed no later than December 31, 2016.

As of September 30, 2016, we are required to be in compliance with a minimum trailing 12-month fixed charge coverage ratio of consolidated EBITDA (as defined in the ABL Facility) to consolidated fixed charges of 1.1/1.0 (the "Fixed Charge Coverage Ratio") if (i) an event of default has occurred and is continuing, (ii) Ciber fails to maintain excess availability of at least the greater of (i) $15 million or (ii) an amount equal to 25% of the aggregate amount of the commitments at any time. We must then continue to comply with the minimum trailing 12-month fixed charge coverage ratio until (1) no event of default is continuing and (2) excess availability has equaled or exceeded the greater of (a) $15 million or (b) an amount equal to 25% of the aggregate amount of the commitments for 30 consecutive days.  Due to the balance available for borrowing falling below $15 million during the nine months ended September 30, 2016, we became subject to the Fixed Charge Coverage Ratio and we were not in compliance with the Fixed Charge Coverage Ratio during the first quarter of 2016 and subsequently.

A default, such as our default as of September 30, 2016 for non-compliance with the Fixed Charge Coverage ratio, or a breach of the solvency representations, as described below, if not waived or cured by amendment, could cause our debt to become immediately due and payable and terminate our ability to draw upon the funds under the credit agreement. We may not be able to repay our debt or borrow sufficient funds to refinance it, and even if new financing is available, it may not be on terms acceptable to us. This could materially adversely affect our results of operations and financial condition. Additionally, if we needed to obtain a waiver under, or an amendment to, the credit agreement in the future, or if we seek other financing, if available, our cost of borrowing could increase significantly. The ABL Facility also contains certain requirements relating to perfection of security interests of the Loan Parties (as defined in the ABL Facility), as well as an affirmative solvency (as defined in the ABL Facility) representation applicable as of the date of the making of any Revolving Loan (as defined in the ABL Facility) or any other extension of credit. During the nine months ended September 30, 2016, Wells Fargo notified us that it had become subject to, and waived an event of default relating to an additional perfection notice requirement that had become applicable to the German borrowers, which we began to comply with in March 2016, and this requirement continues to be applicable to us. In May 2016, Wells Fargo notified us that we were not in compliance with a similar perfection notice requirement applicable to the Dutch borrowers that was applicable to us during the three months ended March 31, 2016 and the nine months ended September 30, 2016. Although Wells Fargo waived certain existing events of default through the Amendment on October 27, 2016, we further amended the ABL Facility with an additional amendment on November 3, 2016, to provide additional liquidity of approximately $5.0 million in the immediate term.

In addition, the ABL Facility includes ongoing representations including solvency of the Company. Based on the ABL Facility definition of solvency, which includes the ability to pay amounts due on the prescribed invoice due dates, the Company may have breached the solvency representation during the nine months ended September 30, 2016, and may be in breach of that representation at the time of each subsequent borrowing under the ABL Facility. This may limit future borrowings under the ABL Facility. The Receivables Purchase Agreements do not contain financial or operational covenants, but can be terminated at will by FGI, which may limit future borrowings under the European Refinancing.
In addition, our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. In addition, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate, and lower our borrowing base under our credit facilities. Management evaluated its existing cash, cash equivalents and marketable securities, together with our anticipated cash collections, including the Netherlands Sale, the Norway Sale, the Sweden Sale and the European Refinancing, combined with cash management measures we have implemented in 2016 and currently believes, based on this evaluation, the Company can continue to operate through the end of the fourth quarter 2016, although this cannot be assured. Additionally, The Company has announced that its Board of Directors has engaged a strategic adviser to assist in exploring strategic alternatives for the Company, which could include a potential financing, refinancing, or a merger, acquisition, joint venture, divestiture, or other disposition of some or all of the assets of the Company outside of the ordinary course of Ciber’s business. No decision has been made as to whether the Company will engage in a transaction resulting from the consideration of strategic alternatives and there can be no assurance that any transaction will occur or, if undertaken, the terms or timing of such a transaction.

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
Our common stock is listed on the New York Stock Exchange (“NYSE”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. During the first, second and third quarters of 2016, the Company observed a sustained decrease in the stock price and lower than expected earnings during the three, six and nine months ended September 30, 2016. The closing price of our common stock was less than $1.00 on two days during the third quarter of 2016. On November 4, 2016, the closing price of our common stock on the NYSE was $0.73. Under the listing standards of the NYSE, if we fail to maintain a minimum closing bid price of $1.00 for 30 consecutive business days, we may receive a notice from the NYSE that we are not in compliance with this rule, in which case the NYSE could commence suspension and delisting procedures. In the event we are not in, and do not regain compliance with the rule, our common stock will no longer be listed on the NYSE. The delisting of our common stock could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations. There can be no assurance that the Company will be able to sustain compliance with this rule or with the NYSE’s other listing requirements.

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

From time to time and in the ordinary course of our business, we are a party to litigation matters such as those described in Part II Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q. All such legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary damages. Litigation is costly, time-consuming and disruptive to normal business operations. These and any other future disputes, litigations, investigations, administrative proceedings or enforcement actions we may be involved in may divert management’s time and attention that would otherwise be used to benefit our operations, result in negative publicity and harm our customer or supplier relationships.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our repurchases of Ciber common stock for the three months ended September 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate dollar value of shares that may yet be purchased under the plan (3)
July 1 to July 31	56,637	$2.20	—	$8,334,815
August 1 to August 31	5,187	$1.18	—	$8,334,815
September 1 to September 30	87,582	$1.50	—	$8,334,815
Total: July 1 to September 30, 2016	149,406	$1.75	—
(1) Shares purchased in July, August and September to satisfy minimum tax withholdings for employee stock plans.
(2) On December 15, 2014, we announced a plan to buyback up to $10 million shares of Ciber stock on the open market. The program has no minimum share repurchase amounts and there is no fixed time period under which any share repurchases must take place.

(3) As of the last day of each month.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of Ciber, Inc.	10-Q	001-13103	11/7/2005
3.2	Amended and Restated Bylaws of Ciber, Inc., as adopted January 25, 2016.	10-K	001-13103	2/18/2016
10.1	Purchase Agreement between Ciber International B.V and Experis AS, dated August 23, 2016.		Filed herewith
10.2
Consent to Credit Agreement by and among Wells Fargo Bank, N.A. as Lender and Administrative Agent for the Lenders thereunder, Ciber Inc., as Borrower Representative, and Ciber AG, dated August 24, 2016.
Filed herewith
10.3
Consent to Credit Agreement by and among Wells Fargo Bank, N.A. as Lender and Administrative Agent for the Lenders thereunder, Ciber Inc., as Borrower Representative, and Ciber AG, dated September 19, 2016
Filed herewith
10.4	Receivables Purchase Agreement between Faunus Group, International, Inc. and Ciber UK Ltd., dated October 27, 2016.		Filed herewith
10.5	Receivables Purchase Agreement between Faunus Group, International, Inc., Ciber AG and Ciber Managed Services GmbH, dated October 27, 2016.		Filed herewith
10.6	Waiver and Amendment No. 7 to Wells Fargo Credit Agreement, dated October 27, 2016.		Filed herewith
10.7	Amendment No. 8 to Wells Fargo Credit Agreement, dated November 3, 2016.		Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished
101.INS	XBRL Instance Document		Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
_____________
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ciber, Inc.
(Registrant)

Date:	November 9, 2016	By	/s/ Michael Boustridge
Michael Boustridge
Chief Executive Officer, President, and Director
(Principal Executive Officer)

		By	/s/ Christian M. Mezger
Christian M. Mezger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)